Form 10-Q
period 1997-02-28
HARVEST STATES COOPERATIVES
filed 1997-04-11
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1997.

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ____________.


       Commission File Number         333-17865


                           HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                    41-0121095
           ---------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1667 NORTH SNELLING AVENUE, ST. PAUL, MN 55108               (612) 646-9433
----------------------------------------------               --------------
(Address of principal executive offices and zip code)    (Registrant's telephone
                                                         number including area
                                                         code)

Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES ____   NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                NONE                                    NONE
                ----                                    ----
               (Class)                    (Number of shares outstanding at
                                          February 28, 1997)





                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES

         Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets as of  May 31, 1996, and February 28,
         1997

         Consolidated Statements of Earnings for the three months and nine months ended February 28, 1996, and February 28, 1997

         Consolidated Statement of Capital as of February 28, 1997

         Consolidated Cash Flow Statements for the three months and nine months ended February 28, 1996, and February 28, 1997

         Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                    OILSEED PROCESSING AND REFINING DIVISION
                   (a division of Harvest States Cooperatives)

         Item 1. Financial Statements (Unaudited)

         Balance Sheets as of  May 31, 1996, and February 28, 1997

         Statements of Earnings for the three months and nine months ended February 28, 1996, and February 28, 1997

         Statement of Divisional Equity as of February 28, 1997

         Cash Flow Statements for the three months and nine months ended February 28, 1996, and February 28, 1997

         Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                             WHEAT MILLING DIVISION
                   (a division of Harvest States Cooperatives)

         Item 1. Financial Statements (Unaudited)

         Balance Sheets as of  May 31, 1996, and February 28, 1997

         Statements of Earnings for the three months and nine months ended February 28, 1996, and February 28, 1997

         Statement of Divisional Equity as of February 28, 1997

         Cash Flow Statements for the three months and nine months ended February 28, 1996, and February 28, 1997

         Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX



PART I.  FINANCIAL INFORMATION


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

  SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply is affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. Demand may also be affected by changes in eating habits, by population growth and increased or decreased per capita consumption of some products.

  PRICE DECLINES AND FALL IN DEMAND. Rising grain and oilseed prices in the 1995 growing and harvesting season, which continued into 1996, tended to reduce inventories of stored grain, but prompted producers in Europe, Canada, Argentina, Australia and other countries to plant additional grain. Prices for most grains have fallen substantially through February 1997.

  PRICE RISKS. Upon purchase, the Company has risks of carrying grain, including price changes and performance risks (including delivery, quality, quantity and shipment period), depending upon the type of purchase contract entered into. The Company is exposed to risk of loss in the market value of positions held, consisting of grain inventory and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase. To reduce the price change risks associated with holding fixed positions, the Company generally takes opposite and offsetting positions by entering into grain commodity futures contracts (either a straight futures contract or an option futures contract) on regulated commodity futures exchanges.

  PROCESSING AND REFINING BUSINESS COMPETITION. The industry is highly competitive. Competitors are adding new plants and expanding capacity of existing plants. Unless exports increase or existing refineries are closed, this extra capacity is likely to put additional pressure on prices and erode margins, adversely affecting the profitability of the Processing and Refining Division.

  MILLING BUSINESS COMPETITION. In March 1997, it was reported that Borden (which represented 23.8% of the Milling Division's semolina and durum flour sales in the year ended May 31, 1996) was closing half of its North American pasta manufacturing plants which could have an impact on the earnings of the Milling Division. The closing of the Borden plants is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Wheat Milling Division.

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to the Quarterly Report on Form 10-Q, for the quarter ended February 28, 1997.


HARVEST STATES COOPERATIVES AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           May 31,        February 28,
                                                            1996              1997
                                                       --------------    --------------
                                                                           (unaudited)
 CURRENT ASSETS:
   Cash                                                $   21,426,227    $    6,568,569
   Receivables                                            367,244,539       337,521,170
   Inventories                                            434,507,118       161,564,581
   Prepaid expenses and deposits                           41,825,850        53,612,416
                                                       --------------    --------------
       Total current assets                               865,003,734       559,266,736

OTHER ASSETS:
   Investments                                             83,269,566       123,967,470
   Other                                                   48,353,983        34,533,422
                                                       --------------    --------------
      Total other assets                                  131,623,549       158,500,892

PROPERTY PLANT AND EQUIPMENT                              232,145,401       224,310,964
                                                       --------------    --------------
                                                       $1,228,772,684    $  942,078,592
                                                       ==============    ==============


                            LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
   Notes payable                                       $  324,000,000    $  123,000,000
   Patron credit balances                                  29,007,419        39,668,949
   Advances received on grain sales                       201,825,190       136,573,747
   Drafts outstanding                                      23,837,715        28,745,424
   Accounts payable and accrued expenses                  163,435,268       103,172,167
   Patronage dividends payable                             13,100,000         8,800,000
   Current portion of long-term debt                       13,923,204        17,746,083
                                                       --------------    --------------
        Total current liabilities                         769,128,796       457,706,370

LONG-TERM DEBT                                            118,705,972       114,652,007

OTHER LIABILITIES                                           3,685,797         4,501,651

COMMITMENTS AND CONTINGENCIES

CAPITAL                                                   337,252,119       365,218,564
                                                       --------------    --------------
                                                       $1,228,772,684    $  942,078,592
                                                       ==============    ==============

                 See notes to consolidated financial statements



                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended                  Nine Months Ended
                                                      February 28,                        February 28,
                                            --------------------------------    --------------------------------
                                                  1996              1997             1996              1997
                                                  ----              ----             ----              ----
 REVENUES:
    Sales:
      Grain and oilseed                     $2,003,567,248    $1,347,181,612    $5,333,525,829    $4,895,823,810
      Processed grain and oilseed              193,903,117       170,619,575       597,619,457       566,997,937
      Feed and farm supplies                    28,917,534        35,252,183       114,582,801       149,076,530
                                            --------------------------------    --------------------------------
                                             2,226,387,899     1,553,053,370     6,045,728,087     5,611,898,277

   Patronage dividends                           4,924,666         3,062,133         6,815,690         7,789,427
   Other revenues                               19,278,627        20,091,794        55,100,245        53,901,006
                                            --------------------------------    --------------------------------
                                             2,250,591,192     1,576,207,297     6,107,644,022     5,673,588,710

COSTS AND EXPENSES:
   Cost of good sold                         2,198,462,847     1,535,885,774     5,978,113,941     5,565,810,727
   Marketing, general and administrative        20,900,548        15,716,213        60,152,187        52,643,909
   Interest                                      9,376,734         4,797,141        23,273,353        13,215,390
                                            --------------------------------    --------------------------------
                                             2,228,740,129     1,556,399,128     6,061,539,481     5,631,670,026
                                            --------------------------------    --------------------------------

EARNINGS BEFORE INCOME TAXES                    21,851,063        19,808,169        46,104,541        41,918,684

INCOME TAXES                                     2,650,000         2,350,000         5,700,000         4,950,000
                                            --------------------------------    --------------------------------

NET EARNINGS                                $   19,201,063    $   17,458,169    $   40,404,541    $   36,968,684
                                            ================================    ================================

                 See notes to consolidated financial statements



                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CAPITAL

                                                                         PATRONAGE      NONPATRONAGE    PATRONAGE        CAPITAL
                                                            TOTAL       CERTIFICATES    CERTIFICATES     PAYABLE         RESERVE
                                                        -------------   -------------   ------------   ------------   ------------
BALANCE AT MAY 31, 1996:
 Stated as capital                                      $ 337,252,119   $ 241,516,152   $  9,739,995   $ 30,600,000   $ 55,395,972
 Stated as current liability                               13,100,000                                    13,100,000
 Distribution of patronage dividends payable for
   preceding year including cash payment of
   $13,194,270 (unaudited)                                (13,194,270)     30,767,070      6,112,120    (43,700,000)    (6,373,460)
 Redemption of capital equity certificates (unaudited)     (4,331,121)     (4,279,974)       (51,147)
 Equities issued (unaudited)                                4,193,985       4,193,985
 Other (unaudited)                                             29,167         234,390            154                      (205,377)
 Net earnings (unaudited)                                  36,968,684                                    29,400,000      7,568,684
 Patronage dividends payable in cash, stated
   as a current liability (unaudited)                      (8,800,000)                                   (8,800,000)
                                                        -------------   -------------   ------------   ------------   ------------
BALANCE AT FEBRUARY 28, 1997 (unaudited)                $ 365,218,564   $ 272,431,623   $ 15,801,122   $ 20,600,000   $ 56,385,819
                                                        =============   =============   ============   ============   ============

                 See notes to consolidated financial statements



                           HARVEST STATES COOPERATIVES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)

                                                             Three Months Ended              Nine Months Ended
                                                                February 28,                   February 28,
                                                      -----------------------------   -----------------------------
                                                            1996            1997           1996             1997
                                                            ----            ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $  19,201,063   $  17,458,169   $  40,404,541   $  36,968,684
  Adjustments to reconcile net earnings to
   net cash flows:
    Depreciation and amortization                         5,178,804       4,601,860      15,356,584      18,377,418
    Noncash income from joint venture                    (5,579,912)     (3,421,698)    (10,192,436)     (7,728,631)
    Noncash portion of patronage dividends received      (4,448,642)     (3,185,553)     (5,954,201)     (6,391,031)
    Loss (gain) on sale of property, plant, and
     equipment                                               (3,320)       (138,355)         92,991          50,219
    Change in assets and liabilities:
      Receivables                                        (4,303,601)     56,307,761    (221,085,197)     49,393,607
      Inventories                                        79,397,121      58,966,478    (117,595,531)    272,942,537
      Patron credit balances                            (34,613,391)    (90,218,623)    (30,007,167)     10,661,530
      Advances received on grain and oilseed sales      (13,487,263)   (123,148,157)    168,196,884     (65,251,443)
      Accounts payable, accrued expenses, and
       drafts outstanding                               (71,974,104)    (74,789,136)      2,356,834     (54,193,787)
      Prepaid expenses, deposits, and other             (51,823,076)    (40,336,526)    (81,713,554)    (30,030,264)
                                                      -----------------------------   -----------------------------
           Total adjustments                           (101,657,384)   (215,361,949)   (280,544,793)    187,830,155
                                                      -----------------------------   -----------------------------
           Net cash (used in) provided by operating
            activities                                  (82,456,321)   (197,903,780)   (240,140,252)    224,798,839

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant, and
   equipment                                                170,146         223,962         864,051       1,229,229
  Investments redeemed                                    1,511,987         414,766       2,345,740       6,314,791
  Acquisition of property, plant, and equipment          (7,874,979)     (8,791,362)    (31,831,745)    (34,138,386)
  Payments on notes receivable                              197,233         (28,926)        499,776         184,775
  Investments                                            (1,002,530)       (124,962)     (1,002,530)     (1,377,118)
  Investments in joint ventures                                                                           7,215,059
  Other                                                                    (418,874)        (14,770)        (36,898)
                                                      -----------------------------   -----------------------------
          Net cash used in investing activities          (6,998,143)     (8,725,396)    (29,139,478)    (20,608,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit
   agreements                                            74,500,000     123,000,000     242,000,000    (201,000,000)
  Long-term debt borrowings                              29,000,000                      54,361,058      10,000,000
  Principal payments on long-term debt                   (1,971,612)     (2,869,961)     (5,367,546)     (9,268,247)
  Principal payments under capital lease obligations       (367,010)       (711,430)       (731,207)     (1,254,311)
  Redemption of capital equity certificates              (1,268,409)     (1,088,985)     (4,413,655)     (4,331,121)
  Cash patronage dividends paid                                             101,443     (10,934,810)    (13,194,270)
                                                      -----------------------------   -----------------------------
            Net cash provided by (used in) financing
             activities                                  99,892,969     118,431,067     274,913,840    (219,047,949)
                                                      -----------------------------   -----------------------------

INCREASE (DECREASE) IN CASH                              10,438,505     (88,198,109)      5,634,110     (14,857,658)

CASH AT BEGINNING OF PERIOD                               6,852,282      94,766,678      11,656,677      21,426,227
                                                      -----------------------------   -----------------------------

CASH AT END OF PERIOD                                 $  17,290,787   $   6,568,569   $  17,290,787   $   6,568,569
                                                      =============================   =============================

                 See notes to consolidated financial statements



HARVEST STATES COOPERATIVES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report for the year ended May 31, 1996 included in the Company's Prospectus dated February 14, 1997, previously filed with the Commission.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


NOTE 2.  RECEIVABLES

                                                 MAY 31,          FEBRUARY 28,
                                                  1996                1997
                                             ---------------    ---------------
      Trade.................................   $297,112,614       $253,081,516
      Elevator accounts.....................     59,163,181         75,965,289
      Other.................................     18,003,744         15,959,351
                                             ---------------    ---------------
                                                374,279,539        345,006,156
      Less allowance for losses.............     (7,035,000)        (7,484,986)
                                             ---------------    ---------------
                                               $367,244,539       $337,521,170
                                             ===============    ===============


NOTE 3.  INVENTORIES

                                                 MAY 31,          FEBRUARY 28,
                                                  1996               1997
                                             ---------------    ---------------
      Grain and oilseed.....................   $351,504,342       $100,496,448
      Processed grain and oilseed products..     52,555,945         32,888,542
      Feed and Farm supplies................     30,446,831         28,179,591
                                             ---------------    ---------------
                                               $434,507,118       $161,564,581
                                             ===============    ===============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Company's consolidated net earnings for the three months ended February 28, 1997 and 1996 were $17,500,000 and $19,200,000, respectively, which represents a $1,700,000 decrease for the period ended in 1997. Included in the three-month net earnings for the period ended February 28, 1996 are insurance settlements totaling approximately $6,000,000 related to a fire at a joint venture export facility which interrupted business at the Company's country elevator facilities as well as at the export facility during the summer and fall of calendar year 1995. This revenue was partially offset during the three months ended February 28, 1997 by improved earnings from the Company's grain processing activities when compared with the results for the same period ended in 1996.

    Consolidated net sales of $1,550,000,000 decreased by $675,000,000 (30%) during the three-month period ended February 28, 1997 compared to the same period ended in 1996. This decrease is primarily the result of a decline in volume of 115,800,000 bushels of grain sold as well as a reduction in the average weighted sales price per bushel, from $4.69 per bushel for this period in 1996 to $4.33 per bushel for the current three-month period. Also contributing to the decline in sales dollars for the three-month period ended February 28, 1997 compared to the three months ended a year earlier is the fact that on August 30, 1996 the Company transferred its consumer products packaging division to a nonconsolidated joint venture. This division had sales of $95,000,000 during the three months ended February 29, 1996.

    Patronage dividends received decreased $1,900,000 (38%) for the three-month period ended February 28, 1997 compared to the same period ended in 1996 as a result of lower patronage earnings distributed by cooperative customers and suppliers.

    Other Revenue of $20,100,000 decreased $800,000 for the three months ended February 28, 1997 compared to the same period ended in 1996. This net decrease is primarily attributable to a decrease in joint venture income of $2,200,000, partially offset by an increase in service income at the Company's country elevator facilities.

    Cost of goods sold of $1,536,000,000 decreased $662,000,000 (30%) for the three months ended February 28, 1997 compared to the same period ended in 1996. This decrease is primarily the result of the decline in bushel volume as well as a decrease in the weighted average cost per bushel of $4.64 for the period ended in 1996 compared to $4.29 during the current three-month period. The Company's consumer products packaging division which was transferred to a nonconsolidated joint venture on August 30, 1996 had costs of goods sold for the three months ended February 28, 1996 of $89,000,000.

    Marketing and administrative expenses declined by $5,200,000 (25%) during the three months ended February 28, 1997 compared to the same period ended in 1996. The primary cause for this decrease was the elimination of such expenses related to the consumer products packaging division which was transferred to the nonconsolidated joint venture on August 30, 1996.

    Interest expense decreased $4,600,000 (49%) during the three months ended February 28, 1997 compared to the same period ended in 1996 due to a decline in working capital requirements.

    Income tax expense decreased $300,000 (11%) for the three-month period ended February 28, 1997 which is reflective of slightly lower pretax earnings with effective tax rates of $11.8% and 12.1% for 1997 and 1996, respectively.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Company's consolidated net earnings for the nine-month period ended February 28, 1997 of $37,000,000 declined $3,400,000 (8%) compared to the same period ended in 1996 due to a decline in grain volume at both its country and export facilities, partially offset by increases in volumes and gross margins from the Company's grain and oilseed processing activities.

    Consolidated net sales of $5,600,000,000 decreased by $400,000,000 (7%) during the nine-month period ended February 28, 1997 compared to the same period ended in 1996. This decrease is primarily the result of a decline in volume of 287,200,000 bushels of grain, partially offset by higher average weighted sales price per bushel, from $4.13 per bushel for this period in 1996 to $4.82 per bushel for the current nine-month period. The Company transferred its consumer products packaging division to a nonconsolidated joint venture on August 30, 1996; this change in structure accounts for $130,000,000 of the sales dollar decrease for the nine months ended February 28, 1997 compared to the same period ended in 1996.

    Patronage dividends received increased $1,000,000 (15%) for the nine-month period ended February 28, 1997 compared to the same period ended in 1996 as a result of higher patronage earnings distributed by cooperative customers and suppliers.

    Other Revenues of $53,900,000 for the nine months ended February 28, 1997 decreased $1,200,000 (2%). This net decrease is primarily attributable to a decrease in grain joint venture income of $5,400,000 offset by earnings of $2,200,000 from the consumer products packaging joint venture, and a reduction in interest income of $2,800,000. These decreases were partially offset by an increase in country elevator service revenues of $5,700,000.

    Cost of goods sold of $5,565,000,000 decreased $400,000,000 (7%) for the nine months ended February 28, 1997 compared to the same period ended in 1996. This decrease is primarily the result of the decline in bushel volume, partially offset by an increase in the weighted average cost per bushel of $4.78 for the nine months ended in 1997 compared to $4.09 for the same period ended in 1996. The Company's consumer products packaging division which was transferred to a nonconsolidated joint venture on August 30, 1996 had costs of goods sold for the nine months ended February 28, 1997 and 1996 of $89,000,000 and $208,000,000,
respectively, a decrease of $119,000,000.

    Marketing and administrative expenses declined by $7,500,000 (12%) during the nine months ended February 28, 1997 compared to the same period ended in 1996. The primary cause for this decrease was the elimination of such expenses related to the consumer products packaging division which was transferred to the nonconsolidated joint venture on August 30, 1996.

    Interest expense decreased $10,100,000 (43%) during the nine months ended February 28, 1997 compared to the same period ended in 1996 due to a decline in working capital requirements.

    Income tax expense decreased $750,000 for the nine-month period ended February 28, 1997 which is reflective of lower pretax earnings with effective tax rates of $11.8% and 12.4% for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

    Operating activities of the Company used cash of $197,900,000 and $82,500,000 during the three months ended February 28, 1997 and 1996, respectively. Net cash used for operations during these periods is primarily attributable to the changes in working capital requirements with such balances increasing and therefore using cash of $213,300,000 and $77,600,000 during the three months ended February 28, 1997 and 1996, respectively.

    Operating activities of the Company provided cash of $224,800,000 during the nine months ended February 28, 1997, while operating activities used $240,100,000 during the same period ended in 1996. Net cash provided during the nine months ended February 28, 1997 is primarily the result of reduced working capital requirements created by the reduced grain volumes during this period, with such balances contributing $183,600,000. Net cash used during the nine months ended February 28, 1996 was primarily the result of increased working capital requirements created by increased volume and rising prices, with such balances using $300,100,000.

CASH FLOWS FROM INVESTING

    Net cash used for the Company's investing activities were $8,700,000 and $7,000,000 for the three months ended February 28, 1997 and 1996, respectively. Acquisitions of property, plant and equipment comprised the principal use of this cash in each of the periods. Such expenditures totaled approximately $8,800,000 and $7,900,000 for the three months ended February 28, 1997 and 1996 respectively.

    On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the consumer products packaging division as its capital investment in the joint venture. In return for these assets, the Company received a 40% interest in the joint venture and the joint venture assumed debt to the Company of approximately $33,700,000.

    For the nine months ended February 28, 1997 and 1996, net cash flows used in the Company's investing activities totaled $20,600,000 and $29,100,000, respectively. Acquisitions of property, plant and equipment comprised the principal use of this cash in each of the periods. Such expenditures totaled approximately $34,100,000 and $31,800,000 for the nine months ended February 28, 1997 and 1996 respectively. Redemption of investments in other cooperatives and joint ventures partially offsets these expenditures. Such redemptions during the nine months ended February 28, 1997 and 1996 totaled $13,500,000 and $2,300,000 respectively.

CASH FLOWS FROM FINANCING

    The Company finances its working capital needs through short-term lines of credit. As of February 28, 1997 the Company had short-term lines of credit totaling $550,000,000, all of which is committed. Total outstanding was $123,000,000 and $324,000,000 on February 28, 1997 and May 31, 1996,
respectively.

    The Company increased its short-term borrowings by $123,000,000 and $74,500,000 during the three-month periods ended February 28, 1997 and 1996, respectively.

    The Company decreased its short-term borrowings by $201,000,000 during the nine months ended February 28, 1997, and increased its short-term borrowing by $242,000,000 during the same period ended February 28, 1996.

    The Company has financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long term agreements through the banks for cooperatives with maturities through the year 2007. Total indebtedness of these agreements totaled $123,000,000 and $120,700,000 on February 28, 1997 and May 31, 1996, respectively. The Company also had long-term debt in the form of capital leases, industrial development revenue bonds and miscellaneous notes payable totaling approximately $9,400,000 and $11,900,000 on February 28, 1997 and May 31, 1996, respectively.

    The Company borrowed on a long-term basis $29,000,000 during the three months ended February 28, 1996. The Company borrowed no additional funds on a long term-basis during that same period ended in 1997. The Company repaid long-term debt of $3,600,000 and $2,400,000 during the three months ended February 28, 1997 and 1996, respectively.

    The Company borrowed on a long-term basis $10,000,000 and $54,400,000 during the nine-month periods ended February 28, 1997 and 1996, respectively, and repaid long-term debt totaling $10,500,000 and $6,100,000 during the nine-month periods ended February 28, 1997 and 1996, respectively.

    The Company anticipates further short-term financing needs to fund increases in the volume of grain handled and further long-term needs to fund acquisitions of grain facilities and for the expansion and development of existing value-added businesses. Management believes such needs can be financed with a combination of debt and equity, including the results of the offering of Equity Participation Units in its Wheat Milling and Oilseed Processing and Refining Defined Business Units.

    In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. The cash portion of this distribution, deemed by the Board of Directors to be 30% of such earnings for fiscal year 1996, totaled $11,000,000.

    The Board of Directors authorized the redemption of patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons during the nine months ended February 28, 1997 and 1996. These amounts totaled $4,300,000 and $4,400,000, respectively, of which $1,100,000 and $1,300,000 were redeemed during the three months ended February 28, 1997 and 1996, respectively.



OILSEED PROCESSING AND
REFINING DIVISION

ITEM 1.  FINANCIAL STATEMENTS


                    OILSEED PROCESSING AND REFINING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                        MAY 31,     FEBRUARY 28,
                                                         1996           1997
                                                     --------------------------

                                                                    (Unaudited)
CURRENT ASSETS:
  Receivables                                        $22,795,612    $31,769,322
  Inventories                                         26,235,220     21,629,586
  Prepaid expenses and deposits                          310,692      1,826,008

                                                     --------------------------
    Total current assets                              49,341,524     55,224,916

PROPERTY, PLANT AND EQUIPMENT                         24,771,413     31,922,758

                                                     --------------------------
                                                     $74,112,937    $87,147,674
                                                     ==========================


                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives                 $ 9,482,351    $19,693,173
  Accounts payable and accrued expenses               11,239,588     14,063,503

                                                     --------------------------
      Total current liabilities                      $20,721,939    $33,756,676


COMMITMENTS AND CONTINGENCIES


DIVISIONAL EQUITY                                     53,390,998     53,390,998

                                                     --------------------------
                                                     $74,112,937    $87,147,674
                                                     ==========================

                        See notes to financial statements



                    OILSEED PROCESSING AND REFINING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       FEBRUARY 28                       FEBRUARY 28
                                                       -----------                       -----------

                                                1996              1997              1996             1997
                                                ----              ----              ----             ----
REVENUES:
 Processed oilseed sales                    $  95,521,420    $ 117,617,535     $ 293,384,676    $ 326,969,828
 Other revenue                                        736         (430,661)        1,399,766          145,826

                                            -----------------------------------------------------------------
                                               95,522,156      117,186,874       294,784,442      327,115,654
COSTS AND EXPENSES:
  Cost of goods sold                           87,033,882      107,203,129       273,061,744      302,508,583
  Marketing, general, and administrative        1,268,250        1,291,563         3,713,971        3,733,026
  Interest                                         85,200          173,700            85,200          209,200
                                            -----------------------------------------------------------------

                                               88,387,332      108,668,392       276,860,915      306,450,809

                                            -----------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                    7,134,824        8,518,482        17,923,527       20,664,845

INCOME TAXES                                      575,000          850,000         1,775,000        2,050,000

                                            -----------------------------------------------------------------
NET EARNINGS                                $   6,559,824    $   7,668,482     $  16,148,527    $  18,614,845
                                            =================================================================

                        See notes to financial statements



                    OILSEED PROCESSING AND REFINING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                         STATEMENTS OF DIVISIONAL EQUITY


BALANCE AT MAY 31, 1996                                           $53,390,998
  Net earnings (unaudited)                                         18,614,845
  Divisional equity distributed (unaudited)                       (18,614,845)

                                                                --------------
BALANCE AT FEBRUARY 28, 1997 (UNAUDITED)                          $53,390,998
                                                                ==============

                        See notes to financial statements



                    OILSEED PROCESSING AND REFINING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        FEBRUARY 28                  FEBRUARY 28
                                                        -----------                  -----------

                                                   1996           1997           1996           1997
                                                   ----           ----           ----           ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                $  6,559,824   $  7,668,482   $ 16,148,527   $ 18,614,845
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                  376,792        467,265      1,135,774      1,291,222
    Gain (loss) on disposal of property,
      plant, and equipment                          (1,013)      (458,024)       (32,778)      (469,756)
    Changes in assets and liabilities:
      Receivables                                3,145,456      2,159,021     (1,218,327)    (8,973,710)
      Inventories                                   35,453      8,412,758     (3,764,644)     4,605,634
      Prepaid expenses and deposits               (416,953)        69,757     (1,390,777)    (1,515,316)
      Accounts payable and accrued
        expenses                                 6,690,714     (6,559,199)     7,471,268      2,823,915

                                              ---------------------------   ---------------------------
       Total adjustments                         9,830,449      4,091,578      2,200,516     (2,238,011)

       Net cash provided by                   ---------------------------   ---------------------------
        operating activities                    16,390,273     11,760,060     18,349,043     16,376,834
                                              ---------------------------   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property, plant, and
    equipment                                   (1,978,049)      (804,135)    (5,016,945)    (7,972,811)

                                              ---------------------------   ---------------------------
       Net cash used in investing activities    (1,978,049)      (804,135)    (5,016,945)    (7,972,811)
                                              ---------------------------   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to)
   Harvest States Cooperatives                  (7,852,400)    (3,287,443)     2,816,429     10,210,822
  Divisional equity distributed                 (6,559,824)    (7,668,482)   (16,148,527)   (18,614,845)

      Net cash used in                        ---------------------------   ---------------------------
       financing activities                    (14,412,224)   (10,955,925)   (13,332,098)    (8,404,023)
                                              ---------------------------   ---------------------------

INCREASE (DECREASE) IN CASH                              0              0              0              0

CASH AT BEGINNING OF PERIOD                           --             --             --             --

                                              ---------------------------   ---------------------------
CASH AT END OF PERIOD                                 --             --             --             --
                                              ===========================   ===========================

                        See notes to financial statements



OILSEED PROCESSING AND REFINING DIVISION
(A DIVISION OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited divisional financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited divisional financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Division's financial statements for the year ended May 31, 1996 which is included in the Harvest States Cooperatives' Prospectus dated February 14, 1997, previously filed with the Commission.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain events and circumstances of which management has become aware of during or after the three months ended February 28, 1997 which could negatively impact future earnings and liquidity include the following:

    Margins during the month of March 1997 have declined in this industry. The duration and extent of these depressed margins and consequently the financial impact on the Processing and Refining Division is unpredictable.

    The Processing and Refining Division has scheduled facility maintenance and new equipment installation for the first quarter of fiscal 1998. (The first quarter of fiscal 1998 is June 1, 1997 through August 31, 1997) This will involve disruption of production at the crushing portion of the business for approximately six weeks, and will have a negative impact on earnings for that period, the extent of which is unknown at this time.

RESULTS OF OPERATIONS

    Certain operating information pertaining to the Processing and Refining Division is set forth below, as a percentage of sales, except for margins.


                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  FEBRUARY 28                  FEBRUARY 28
                             ----------------------     -----------------------
                               1996          1997         1996           1997
                               ----          ----         ----           ----
Gross Margin percentage        8.89%         8.49%        7.40%          7.53%
Marketing and Administrative   1.33%         1.10%        1.27%          1.14%
Interest                       0.09%         0.15%        0.03%          0.06%
Processing Margins
   Crushing/bu                $0.70         $0.68        $0.55          $0.56
   Refining/lb               $0.0135       $0.0214      $0.0112        $0.0151


    Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Division's performance than gross margin percentages.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Processing and Refining Division's net earnings of $7,700,000 for the three months ended February 28, 1997 represents a $1,100,000 (17%) increase compared to the same period in 1996. This increase is primarily attributable to improved processing margins for refined oil products.

    Net sales of $117,600,000 for the three-month period ended February 28, 1997 increased by $22,100,000 (23%) compared to the same period in 1996. Volume increases in processed soybean products, primarily soymeal and soyflour, contributed $800,000 to sales and increased volumes of refined oil contributed $4,900,000. Increased sales prices for soymeal and soyflour contributed $5,000,000 while increased sales prices for refined oil contributed $11,400,000.

    Cost of goods sold for the 1997 period of $107,200,000 increased by $20,200,000 (23%) compared to the same three-month period of 1996. Of this increase, $13,700,000 is attributable to increased prices for purchased crude oil, $4,000,000 is due to higher prices per bushel for soybeans, and $3,100,000 is attributable to a volume increase in purchased crude soybean oil. These increases were offset slightly by a decline in purchased soybean quantities (about $100,000) and a reduction in plant operating expenses of $500,000.

    Marketing and administrative expenses were unchanged for the 1997 period compared to the 1996 period.

    Interest expense increased $89,000 for the three-month period ended February 28, 1997 compared to the same period ended in 1996. This increase was the result of the higher raw material costs which translated to slightly greater working capital requirements.

    Income tax expense for the three months ended February 28, 1997 of $850,000 increased $275,000 (48%) compared to the same period of a year ago. This increase was the result of slightly greater nonpatronage earnings for the current three months compared to the same period ended in 1996.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Processing and Refining Division's net earnings of $18,600,000 for the nine months ended February 28, 1997 represents a $2,500,000 (15%) increase compared to the same period in 1996. This increase is primarily attributable to increased volumes of refined oil sales and slightly improved processing margins over those for the same period ended in 1996.

    Net sales of $327,000,000 for the nine months ended February 28, 1997 increased $33,600,000 (11%) compared to the same period ended 1996. Price increases for processed soybean products, primarily soymeal and soyflour, contributed $33,900,000 to sales and increased volumes for the same products contributed $4,200,000. Increased refined oil sales volumes contributed $10,000,000 while decreased sales prices for refined oil offset these increases by $14,500,000.

    Other revenues of $150,000 decreased $1,250,000 (90%) for the nine months ended February 28, 1997 compared to the same period ending in 1996. This decrease was due primarily to a reduction in revenue from an oilseed joint venture of about $800,000.

    Cost of goods sold for the nine months ended February 28, 1997 of $302,500,000 increased $29,400,000 (11%) compared to the same period ended in 1996. Of this increase $5,700,000 is attributable to additional soybean processing volume (24,000,000 bushels compared to 23,100,000 bushels) and $27,600,000 is the result of higher average cost per bushel. Increased amounts of purchased crude oil contributed $1,400,000 to the cost, but was offset by lower prices for the crude oil amounting to $4,500,000. Plant expense reductions further offset costs by $800,000.

    Marketing and administrative expenses were unchanged for the nine months ended February 28, 1997 compared to the same period ended in 1996.

    Interest expense increased $124,000 (146%) for the nine-month period ended February 28, 1997 compared to the same period ended in 1996. This increase was the result of higher raw material costs which translated to slightly greater working capital requirements.

    Income tax expense for the nine months ended February 28, 1997 of $2,050,000 increased $275,000 (15%) compared to the same period of a year ago. This increase was the result of slightly greater nonpatronage earnings for the current nine months compared to the same period ended in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Processing and Refining Division's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company, which includes equity from the results of the offering of the Equity Participation Units in the Division.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended February 28, 1997 and 1996, respectively, provided cash of $11,800,000 and $16,400,000 due to net earnings of $7,700,000 and $6,600,000 and decreased working capital requirements of $3,600,000 and $9,500,000.

    For the nine months ended February 28, 1997 and 1996, the Processing and Refining Division's operating activities provided cash of $16,400,000 and $18,300,000, respectively. Net earnings of $18,600,000 and $16,100,000 for the nine months ended February 28, 1997 and 1996, respectively, contributed cash. Noncash expenses deducted from these net earnings of $1,300,000 and $1,100,000 for the nine months ended February 28, 1997 and 1996, respectively, represent additional cash for these periods. Increased working capital requirements for this period ended in 1997 decreased cash $3,500,000, while decreased working capital requirements for the period ended in 1996 increased cash $1,100,000.

CASH FLOWS USED FOR INVESTING

    The Processing and Refining Division used $800,000 and $2,000,000 during the three months ended February 28, 1997 and 1996 respectively, for the purchase of property, plant, and equipment.

     Net cash used by the Division for the purchase of property, plant, and equipment during the nine months ended February 28, 1997 and 1996, were $8,000,000 and $5,000,000 respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

    The Processing and Refining Division's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Division has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

    Working capital requirements for each division of the Company are reviewed on a periodic basis, and could potentially be restricted based upon availability of funds.

    The Processing and Refining Division had debt of $19,700,000 on February 28, 1997, an increase of $10,200,000 from May 31, 1996, which reflects working capital and fixed asset financing requirements.

    Debt outstanding and payable to the Company as of May 31, 1996 was $9,500,000, which represents working capital and fixed asset financing requirements through that date.



WHEAT MILLING DIVISION

ITEM 1.  FINANCIAL STATEMENTS


                             WHEAT MILLING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                               MAY 31,     FEBRUARY 28,
                                                1996           1997
                                           ----------------------------

                                                            (Unaudited)
CURRENT ASSETS:
  Receivables                              $ 43,749,134    $ 47,651,612
  Inventories                                 9,308,275      11,258,956
  Prepaid expenses and deposits                 149,873         201,768
                                           ----------------------------

    Total current assets                     53,207,282      59,112,336

OTHER ASSETS                                 12,881,236      12,081,225

PROPERTY, PLANT AND EQUIPMENT                59,233,046      70,244,648

                                           ----------------------------
                                           $125,321,564    $141,438,209
                                           ============================


                            LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
  Due to Harvest States Cooperatives       $ 31,044,150    $ 39,646,885
  Accounts payable and accrued expenses      12,480,342      15,523,263
  Current portion of long term debt           6,344,584       9,330,000
                                           ----------------------------

      Total current liabilities              49,869,076      64,500,148

LONG-TERM DEBT                               47,655,416      49,140,989

COMMITMENTS AND CONTINGENCIES


DIVISIONAL EQUITY                            27,797,072      27,797,072

                                           ----------------------------
                                           $125,321,564    $141,438,209
                                           ============================

                        See notes to financial statements



                             WHEAT MILLING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      FEBRUARY 28                   FEBRUARY 28
                                                      -----------                   -----------

                                                 1996           1997            1996            1997
                                                 ----           ----            ----            ----
REVENUES:
 Processed grain sales                      $ 47,538,934    $ 48,878,729    $119,349,973    $160,305,189

COSTS AND EXPENSES:
  Cost of goods sold                          44,185,038      44,689,634     111,164,551     147,064,882
  Marketing, general, and administrative       1,026,345       1,320,751       2,682,093       3,824,406
  Interest                                     1,565,200       1,472,690       3,410,808       4,298,669
                                            ------------------------------------------------------------

                                              46,776,583      47,483,075     117,257,452     155,187,957
                                            ------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                     762,351       1,395,654       2,092,521       5,117,232

INCOME TAXES                                      75,000         150,000         200,000         400,000

                                            ------------------------------------------------------------
NET EARNINGS                                $    687,351    $  1,245,654    $  1,892,521    $  4,717,232
                                            ============================================================

                        See notes to financial statements



                             WHEAT MILLING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                         STATEMENT OF DIVISIONAL EQUITY


BALANCE AT MAY 31, 1996                                $27,797,072
  Net earnings (unaudited)                               4,717,232
  Divisional equity distributed (unaudited)             (4,717,232)

                                                     --------------
BALANCE AT FEBRUARY 28, 1997 (UNAUDITED)               $27,797,072
                                                     ==============

                        See notes to financial statements



                             WHEAT MILLING DIVISION
                   (A DIVISION OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           FEBRUARY 28                      FEBRUARY 28
                                                           -----------                      -----------

                                                     1996             1997             1996             1997
                                                     ----             ----             ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $    687,351     $  1,245,654     $  1,892,521     $  4,717,232
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                    992,065        1,045,636        2,415,150        3,072,700
    Changes in assets and liabilities:
      Receivables                                (13,368,917)      (8,636,263)     (18,775,239)      (3,902,478)
      Inventories                                  4,693,249       (1,080,755)      (4,227,650)      (1,950,681)
      Prepaid expenses and deposits                   19,494           49,392          (76,134)         (51,895)
      Accounts payable and accrued
        expenses                                   5,707,068        1,519,220        9,694,468        3,042,921

                                                -----------------------------     -----------------------------
       Total adjustments                          (1,957,041)      (7,102,770)     (10,969,405)         210,567

       Net cash (used in) provided by           -----------------------------     -----------------------------
        operating activities                      (1,269,690)      (5,857,116)      (9,076,884)       4,927,799
                                                -----------------------------     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property, plant, and
    equipment                                     (2,003,054)      (4,162,057)     (14,555,602)     (13,284,291)

                                                -----------------------------     -----------------------------
       Net cash used in investing activities      (2,003,054)      (4,162,057)     (14,555,602)     (13,284,291)
                                                -----------------------------     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to)
   Harvest States Cooperatives                      (839,905)      13,521,546        5,275,007        8,602,735
  Long term debt borrowings                        5,518,750                        22,606,250       10,000,000
  Principal payments on long term debt              (718,750)      (2,256,719)      (2,356,250)      (5,529,011)
  Divisional equity distributed                     (687,351)      (1,245,654)      (1,892,521)      (4,717,232)

      Net cash provided by                      -----------------------------     -----------------------------
       financing activities                        3,272,744       10,019,173       23,632,486        8,356,492
                                                -----------------------------     -----------------------------

INCREASE (DECREASE) IN CASH                                0                0                0                0

CASH AT BEGINNING OF PERIOD                             --               --               --               --

                                                -----------------------------     -----------------------------
CASH AT END OF PERIOD                                   --               --               --               --
                                                =============================     =============================

                        See notes to financial statements




WHEAT MILLING DIVISION
(A DIVISION OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited divisional financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited divisional financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Division's financial statements for the year ended May 31, 1996 which is included in the Harvest States Cooperatives' Prospectus dated February 14, 1997, previously filed with the Commission.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain events and circumstances of which management has become aware during or after the three months ended February 28, 1997 which could negatively impact future earnings and liquidity include the following:

    In March 1997, it was reported that Borden (which represented 23.8% of the Milling Division's semolina and durum flour sales in the year ended May 31,
    1996) was closing five of its ten North American pasta manufacturing plants. Four of the plants to be closed are customers of the Milling Division. For the years ended May 31, 1995 and 1996, shipments to those four plants were 16% and 22%, respectively, of total semolina and durum flour shipments and for the nine months ended February 28, 1997, were 22% of the total semolina and durum flour shipments. Because overall domestic demand for pasta remains strong and durum milling capacity is fixed, the Company believes that sales made to these closed plants can be replaced by sales to the purchaser or purchasers of one or more of the closed plants, should Borden determine to sell such plants, increased sales to Borden's remaining plants or increased sales to other pasta manufacturers (either current or new customers of the Milling Division). Alternatively, excess durum milling capacity could be converted to other types of wheat milling, such as specialty or blended flours or bakery flour. A substantial portion (31.5% in the year ended May 31, 1996) of the production of the Company's Rush City facility is sold to one of the plants to be closed. Because there are no other large pasta manufacturing plants located in geographical proximity to Rush City, the Company could be forced to close that facility and possibly to relocate it's machinery to a different location.

    The Company is unable to predict the effect of disruption in sales because of the closing of the plants, including a temporary disruption while the Company locates alternative customers.

    Completion of the Houston plant, which was projected to commence operations in March of 1997, has been slower than anticipated. It is now projected that operations will begin sometime in April, 1997.

    The intent to expand wheat flour milling capacity has recently been announced by certain competing milling companies. This expansion will increase the supply of product, and could negatively impact gross margins in this industry.

RESULTS OF OPERATIONS

    Certain operating information pertaining to the Milling Division is set forth below, as a percentage of sales, except for margins/cwt.

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     FEBRUARY 28               FEBRUARY 28
                                ---------------------     --------------------
                                  1996         1997        1996          1997
                                  ----         ----        ----          ----

Gross Margin percentage          7.06%         8.57%       6.86%         8.26%
Marketing and Administrative     2.16%         2.70%       2.25%         2.39%
Interest                         3.29%         3.01%       2.86%         2.68%
Margins/cwt                      1.18          1.20        1.11          1.24

    Because of the volatility of commodity prices, the Company believes that margins per hundred weight (manufacturing margins) are a better measure of the Division's performance than gross margin percentages.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Milling Division's net earnings of $1,200,000 for the three months ended February 28, 1997 increased $500,000 (81%) over the same period in 1996. This increase in net earnings is attributable primarily to higher volumes of production at slightly improved manufacturing margins compared to the same period of a year ago.

    Net sales for the three-month period ended February 28, 1997 of $48,900,000 increased $1,300,000 (3%) from the same period in 1996 primarily because of an increase in shipments of semolina and flour from 2,800,000 hundred weights to 3,500,000 hundred weights (25%). The effect of this volume increase in sales was largely offset by the average sales price of such product which decreased from $15.43 for the three months ended February 28,1996 to $12.68 per hundred weight for the current three month period.

    Cost of goods sold for the three months ended February 28, 1997 of $44,700,000 increased $500,000 (1%). Although raw material purchased increased l,200,000 bushels for the current three-month period compared to the same period of a year ago, the average price paid for a bushel of grain declined from $6.71 per bushel for the three months in 1996 to $5.55 per bushel during the current three-month period. Consequently, the dollars expended for raw material remained essentially unchanged when comparing the two periods. Plant expense increases of $500,000 are attributable to the higher production level, and were incurred principally at Kenosha.

    Marketing and administrative expenses were $1,300,000 for the three-month period ended February 28, 1997, compared to $1,000,000 for the same period in 1996. This increase is attributable to staff and system expansion to handle the volume increases already experienced, and anticipated future volumes from the Houston mill which will begin operations later this spring.

    Interest expense of $1,500,000 for the 1997 period decreased by $100,000 compared to the same period a year ago. This decrease is reflective of the decline in grain prices which are a component of inventory and eventually accounts receivable.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

    The Milling Division's net earnings of $4,700,000 for the nine months ended February 28, 1997 represents a $2,800,000 (149%) increase from the same period in 1996 due to an increase in manufacturing margins per hundred weight milled and an increase in volume of production.

    Net sales of $160,300,000 for the nine months ended February 28, 1997 increased $41,000,000 (34%) from the same period in 1996 due to an increase in shipments from 7,400,000 hundred weights to 10,700,000 hundred weights as the Division's Kenosha mill came on line in November of 1995, offset slightly by a decrease in the average price per hundred weight from $15.11 to $13.64.

    Cost of goods sold of $147,100,000 for the nine months ended February 28, 1997 increased by $35,900,000 (32%) from the same period in 1996. Raw material costs increased by $32,700,000 due to an increase in bushels milled (22,000,000 bushels in the 1997 period and 15,500,000 bushels in the 1996 period). The impact of this volume increase was offset partially by a decline in the average cost per bushel from $6.61 in the 1996 period to $6.14 in the 1997 period. Plant expenses increased $3,200,000 in the 1997 period, essentially all of which is attributable to the Kenosha mill which commenced operation in November of 1995.

    Marketing and administrative expenses were $3,800,000 for the nine months ended February 28, 1997, compared to $2,700,000 for the same period of 1996. This increase is attributable to an increase in staff and system expansion to handle the additional volumes generated by the Kenosha mill.

    Interest expense of $4,300,000 for the 1997 period increased $900,000 (26%) compared to the same period in 1996. This increase is attributable to additional short-term borrowings necessary to carry increased inventories and receivables resulting from the production at the Kenosha mill, and additional interest expense on the long-term debt used to finance the construction of the Kenosha mill.

LIQUIDITY AND CAPITAL RESOURCES

    The Milling Division's cash needs are primarily the result of continued capital additions. The Division's Kenosha plant, which began operations in late 1995, represented an investment of $39,000,000. The Division's Houston plant, which is expected to begin operations in April 1997, is expected to represent an investment of $17,300,000. In addition, if the Pocono facility is constructed, the Division expects capital additions of $38,800,000. The Division anticipates capital additions to all of its facilities.

    Commencement of operations at a particular facility involves increased working capital to fund required inventories and receivables related to increased sales. In addition, increased carrying value of inventories and receivables because of higher prices, increased receivables because of slow collections or increased inventories above historical levels requires additional financing.

    All of the Milling Division's financing needs are expected to be met by the Company, which includes equity from the results of the offering of the Equity Participation Units in the Division.

CASH FLOWS FROM OPERATIONS

    Operating activities used net cash of $5,900,000 for the three months ended February 28, 1997 and used net cash of $1,300,000 for the same three months a year ago. The usage is generally attributable to working capital needs, namely an increase in working capital of $8,100,000 for the three-month period ended February 28, 1997 and an increase of $3,000,000 in working capital for the same period a year ago. Cash requirements were offset by net earnings of $1,200,000 and $700,000 for the three months ended February 28, 1997 and 1996 respectively, as well as by noncash depreciation and amortization expenses of $1,000,000 for each of these periods.

    Operating activities for the nine months ended February 28, 1997 provided net cash of $4,900,000 due to net earnings of $4,700,000, noncash expenses such as depreciation and amortization of $3,100,000, offset by increased working capital requirements of $2,900,000. For the same period in 1996, operating activities used net cash of $9,100,000 due to increased working capital requirements of $13,400,000, partially offset by net earnings of $1,900,000 and noncash expenses of $2,400,000.

CASH FLOWS USED FOR INVESTING

    Cash expended for the acquisition of property, plant and equipment during the three-month periods ended February 28, 1997 and 1996 totaled $4,200,000 and $2,000,000 respectively.

    Cash expended for the acquisition of property, plant and equipment during the nine-month periods ended February 28, 1997 and 1996 totaled $13,300,000 and $14,600,000 respectively.


CASH FLOWS FROM FINANCING ACTIVITIES

    The Milling Division's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Division has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

    Working capital requirements for each division of the Company are reviewed on a periodic basis, and could potentially be restricted based upon availability of funds.

    The Milling Division has short-term debt of $39,600,000 on February 28, 1997, an increase of $8,600,000 which is primarily attributable to an increase in working capital requirements of $2,900,000, long term-debt repayments of $5,500,000, and partial financing of fixed asset additions which includes the Houston mill of $3,200,000. These cash requirements were partially covered by cash generated from operations.

    The Milling Division incurred additional long term-debt during the nine-month period ended February 28, 1997 in the amount of $10,000,000 as partial financing of the construction of the Houston mill.

    The Milling Division had short-term debt outstanding and payable to the Company of $31,000,000 on May 31, 1996. This interest bearing balance reflects working capital and fixed asset financing requirements.

    On May 31, 1996 the Milling Division had long-term debt of $54,000,000 which had been incurred primarily with the acquisition of the Huron facility in 1990, to expand the Huron facility in 1990 and 1991, and to construct the Kenosha mill in the 1995 and 1996 fiscal years.



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit      Description
                -------      -----------

                   99        Cautionary Statement

                   27        Financial Data Schedule

          (b)   Reports on Form 8-K

                None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARVEST STATES COOPERATIVES
                                            (Registrant)



            April 11, 1997                /s/ T. F. Baker
            --------------                ---------------
               (Date)                       T. F. Baker
                                    Group Vice-President - Finance




                                 EXHIBIT INDEX

                                                         Page No. in
                                                         Sequentially
Exhibit      Description of Exhibit                     Numbered Order
-------      ----------------------                     --------------

   99        Cautionary Statement . . . . . . . . . . Filed Electronically

   27        Financial Data Schedule. . . . . . . . . Filed Electronically