Form 10-K
period 1997-05-31
HARVEST STATES COOPERATIVES
filed 1997-08-26
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                   ---------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to
        __________

Commission file number:   333-17865

                          HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                    41-0251095
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                                 P.O. Box 64594
                            St. Paul, Minnesota 55164
                    (Address of principal executive office)
       Registrant's Telephone number, including area code: (612) 646-9433

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:   Not applicable

State the aggregate market value of the voting stock held by non-affiliates of the registrant: The registrant has no voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has no common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

                                     INDEX


                                                                            PAGE
PART I.                                                                      NO.
                                                                             ---

Item I. Business
Grain Merchandising..........................................................
Oilseed Processing and Refining Defined Business Unit........................
Wheat Milling Defined Business Unit..........................................
Farm Marketing and Supply....................................................
Feed.........................................................................
Services.....................................................................
Membership in the Company and Authorized Capital.............................
Item 2. Properties...........................................................
Item 3. Legal Proceedings....................................................
Item 4. Submission of Matters to a Vote of Security Holders..................

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters......................................................................
Item 6. Selected Financial Data
Consolidated Company.........................................................
Oilseed Processing and Refining Defined Business Unit........................
Wheat Milling Defined Business Unit..........................................
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Consolidated Company.........................................................
Oilseed Processing and Refining Defined Business Unit........................
Wheat Milling Defined Business Unit..........................................
Item 8. Financial Statements and Supplementary Data .........................
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.........................................................

PART III.

Item 10 Directors and Executive Officers of the Registrant
Board of Directors...........................................................
Executive Officers...........................................................
Item 11. Executive Compensation..............................................
Item 12. Security Ownership of Certain Beneficial Owners and Management......
Item 13. Certain Relationships and Related Transactions......................

PART IV.

Item 14. Exhibits, Financial Statements and Reports on Form 8-K..............

SUPPLEMENTAL INFORMATION.....................................................

SIGNATURES...................................................................



                                     PART I.


ITEM 1.  BUSINESS

                                    THE COMPANY

         Harvest States Cooperatives (the "Company") is an agricultural cooperative. Its primary business is merchandising grain, which involves purchase of various grains from its Individual Members, Affiliated Associations and others, sale of the grain to users, exporters and other intermediaries and arranging for the transportation and storage of purchased grain for delivery to buyers. The Company also sells feed and other farm supplies to its Individual Members and others, offers services to its Individual Members and Affiliated Associations, crushes and refines soybeans, through a joint venture participates in the food processing and packaging business and mills wheat.

         The Company has authorized three classes of membership: Individual Members ("Individual Members"), Affiliated Associations ("Affiliated Associations) and Defined Members ("Defined Members"). Individual Members are producers of agricultural products who have done business with the Company during its last fiscal year and have consented to take patronage into account as contemplated by Section 1388 of the Internal Revenue Code. In the patronage consent filed with the Company, the producer agrees to include both the cash and noncash portion of any patronage refund in taxable income for federal income tax purposes. Affiliated Associations are associations of producers of agricultural products complying with certain federal requirements which have done at least $100,000 of business with the Company during its last fiscal year and have consented to take patronage into account for tax purposes. Defined Members are persons otherwise eligible for membership who hold Equity Participation Units.

         Individual Members, Defined Members and Affiliated Associations who sell grain to the Company, and Individual Members, Defined Members and Affiliated Associations and consenting patrons who purchase goods and services from the Company are entitled to receive patronage refunds from the Company, which are declared on an annual basis. The Company may also allocate non-member-sourced income to its Members and Non-Member Consenting Patrons in proportion to patronage.

         The Board of Directors created the Oilseed Processing and Refining Defined Business Unit for the purpose of purchasing soybeans and crude soybean oil and the processing and sale thereof into meal, flour, oil and various byproducts, effective at the close of business on May 31, 1997, to carry on the operations of the Processing and Refining Division. On that date there was allocated to the Oilseed Processing and Refining Defined Business Unit the assets and liabilities, including commitments, contingencies and obligations, appropriately belonging to the Division. In connection with the organization of the Oilseed Processing and Refining Defined Business Unit, the Company has withdrawn an amount sufficient to bring its net worth to $53,390,998, which was its net worth on May 31, 1996.

         The Board of Directors created the Wheat Milling Defined Business Unit for the purpose of purchasing wheat (including durum) and the processing and sale thereof into flour and various byproducts, effective at the close of business on May 31, 1997, to carry on the operations of the Milling Division. On that date there was allocated to the Wheat Milling Defined Business Unit the assets and liabilities, including commitments, contingencies and obligations, appropriately belonging to the Division. In connection with the organization of the Wheat Milling Defined Business Unit, the Company contributed additional capital so that the construction of the Pocono facility could be financed from equity capital.



GRAIN MERCHANDISING

         Grain and oilseed merchandising involves the sale and distribution of grain and oilseeds from producer to processor, to be processed for human and animal consumption and other uses. These commodities are produced and consumed throughout the world. Increased worldwide demand is generated through population growth and, for certain regions, increased per capita food consumption supported by growing affluence. Demand for these commodities is satisfied by worldwide production, which is in part determined by prevailing prices.

         A significant portion of high production grains (wheat, corn and soybeans) grown domestically have been exported. United States production competes with production in numerous other countries to supply the worldwide demand for these grains. The ability of producers in particular countries to compete on a worldwide basis may be enhanced by governmental support and protection, though this activity has been declining in recent years. Wheat, corn and soybean exports from the U.S. are projected to increase in the crop year ending May 31, 1998. United States wheat exports are projected to increase from
27.2 million metric tons (MMT) in 1997 to 30 MMT in 1998. The U.S. continues to face competition from Canada, Australia, Argentina and the European Union (EU); however, collectively these countries are projected to reduce their exports from
78.5 MMT in 1997 to 69.8 MMT in 1998 due to production shortfalls. United States corn exports are projected to increase from 45.7 MMT in 1997 to 52.1 MMT in 1998. Argentina, the largest competitor of the U.S., is projected to reduce its exports from 14.7 MMT in 1997 to 13 MMT in 1998. Also, world corn production is expected to be down from 590 MMT in 1997 to 572 MMT in 1998, which should create increased demand for U.S. corn. United States soybean exports are projected to increase from 23.95 MMT in 1997 to 25.72 MMT in 1998. Argentina and Brazil, the major competitors for U.S. exports, are projected to have unchanged exports for 1998 versus 1997. The U.S. gain in exports is projected to come from demand from China. The Company expects that its export business will increase consistent with the increase in U.S. exports. Historical information and projections for the 1997 and 1998 crop years are from information published by the United States Department of Agriculture.

         Imports of grains into the U.S. consist mainly of wheat, oats and barley. The amounts imported have not had a material effect on grain merchandising.

         In the United States, grain merchandising involves the purchase of grain, sale for export or further domestic use and storage and transportation to export facilities or to users.

         Grain merchandising may be adversely affected by supply and demand relationships, both domestic and international. Supply is affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. The business is also affected by transportation conditions, including rail, vessel, barge and truck. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, by population growth and increased or decreased per capita consumption of some products.

         Recent Developments. High grain and oilseed prices in the years ended May 31, 1996 and 1997 promoted increased production and resulted in larger inventories held by producers at May 31, 1997. Prices for most grains and oilseeds are at or near three year lows due to the increased supplies. The following table shows the cash prices per bushel for the major grains on June 1, 1996 and May 31, 1997:


                        June 1,            May 31,
         Grain           1996                1997
         -----          -------          ------------
        Wheats          $6.49               $3.91
          Corn           4.69                2.51
      Soybeans           7.51                6.98


Because the profitability of the Company is primarily determined by margins, changes in grain prices do not directly impact the Company's income. However, grain prices may be reflective of the demand for grain (particularly grain to be exported) and therefore give an indication of the grain volume the Company may handle within a crop year.

         The Freedom to Farm Act of 1996, enacted in April 1996, has had a profound effect on the production patterns within the United States. The flexibility of the program allows producers to grow crops which provide the highest financial return. For example, this year the U.S. producer reacted to short supplies and high prices of soybeans in the year ended May 31, 1997 with a tremendous increase in acreage for the year ended May 31, 1998. U.S. export subsidies, principally the Export Enhancement Program, continue to decline in importance and overall use.

         The Company's operations depend more on the volume of grain handled than the price of grain. In addition, the price of grain should have little effect on either the Wheat Milling or Oilseed Processing and Refining Defined Business Units, which are more dependent on manufacturing margins.

Introduction

         The Company buys grain through its Grain Marketing Division from Affiliated Associations (typically a cooperative organization of local producers), directly from Individual Members (to a limited extent) and from third parties (such as grain dealers, non-Member producers, marketing associations or marketing pools, elevators and other grain merchandising companies) and through its Agri-Service Centers, which are country elevators owned by the Company, directly from Individual Members. Grain purchased by Agri-Service Centers is usually sold to the Grain Marketing Division for resale. A small portion of grain is handled on a consignment basis.

         Grain is sold by the Company for future delivery at a specified location. Grain sold by a producer is typically trucked to a local elevator for sale. From local elevators, grain may be transported in a variety of ways to the purchaser. The Company arranges transportation to delivery locations using truck, rail and barge transportation. Grain intended for export may be shipped by rail to an export terminal or to a barge loading facility to be shipped by barge to an export terminal, where it is loaded on an ocean-going vessel. Grain intended for domestic use may be shipped by truck or rail to various locations throughout the United States. Because of its facilities, the Company has significant capacity to sell grain for export.

         Purchases. The number of bushels of grain purchased from Individual Members and Affiliated Associations, the total grain purchased and the percentage relationship for each of the years ended May 31 are set forth below:


                                    Years Ended May 31,
                                    -------------------
                          1997               1996               1995
                          ----               ----               ----

Member purchases       757,704,610        959,166,596        720,024,458
Total purchases      1,280,557,384      1,692,438,700      1,148,952,019
Percentage                    59.2%              56.7%              62.7%


Substantially all of the grain purchased by the Company is grown in the Midwest, Great Plains and Pacific Northwest. The Company also purchases grain grown in other parts of the United States and other countries.

         Grains Handled. The primary grains merchandised by the Company are corn, wheat and soybeans. The Company also merchandises barley, milo, sunflowers and oats as well as smaller quantities of canola, flax, rye, millet and others.

         The number of bushels of grain purchased by the Company for the periods indicated is set forth below:


                            Years Ended May 31,
                            -------------------
                   1997             1996           1995
               -------------   -------------   -------------

Wheat ......     478,978,426     505,606,729     457,684,648
Corn .......     425,851,278     777,631,466     342,832,256
Soybeans ...     219,686,914     234,930,247     172,025,373
Barley .....      61,839,145      75,225,773      93,699,078
Milo .......      51,722,961      48,199,610      36,663,822
Sunflowers .      14,603,180      25,952,855      28,929,026
Oats .......      22,487,231      20,008,442      13,423,696
All other ..       5,388,249       4,883,578       3,694,120
               -------------   -------------   -------------
               1,280,557,384   1,692,438,700   1,148,952,019
               =============   =============   =============

         Sales of grain by the Company for each of the years ended May 31 are set forth below:

                 1997             1996             1995
            --------------   --------------   --------------
Wheat ...   $2,490,328,502   $2,631,202,689   $1,890,923,540
Corn ....    1,558,440,294    2,518,939,007      954,570,208
Soybeans     1,421,789,252    1,431,485,630      880,627,929
All other      565,944,576      545,596,081      465,543,859
            --------------   --------------   --------------
TOTAL ...   $6,036,502,624   $7,127,223,407   $4,191,665,536
            ==============   ==============   ==============

         Recent Developments. United States grain exports declined in the year ended May 31, 1997 to a three year low for wheat, soybeans and corn (96.9 million metric tons). In the year ended May 31, 1998, exports are projected to rebound to 107.7 million metric tons for the same three commodity groups. The U.S. will produce a large portion of the exportable supplies in the world as the major export competitors are experiencing production shortfalls. As a result, the Company expects that its own export handle of these commodities will increase with a potential increase in overall volume handled of 5 to 10% in the year ending May 31, 1998. Historical information and projections for the 1997 and 1998 crop years are from information published by the United States Department of Agriculture.

        Merchandising

         The Company buys and sells grain through offices of its Grain Marketing Division located in Portland, Oregon, Great Falls, Montana, Lincoln, Nebraska, Kansas City, Kansas, St. Paul, Minnesota, Winona, Minnesota, Davenport, Iowa, and at its Agri-Service Centers.

         Grain purchased through Agri-Service Centers is purchased on a cash and futures basis. Grain purchased through the Grain Marketing Division is usually purchased for future delivery.

         Grain is sold for future delivery at a specified location, with the Company usually responsible for arranging necessary transportation to that location. Purchasers include millers, malters, exporters and foreign buyers as well as the soybean, wheat and feed operations of the Company. The Company is not dependent on any one customer. The Company has supply relationships calling for delivery of grain at prevailing market prices. Grain users store varying amounts of grain for their own use.

         The Company's ability to arrange transportation is a significant part of the service it offers to its customers. The Company's loading capabilities onto unit trains, ocean going vessels and barges is a component of the selling price of grain handled by the Company. Rail transportation is through independent railroads, although approximately 30% of rail movement for Grain Merchandising for the year ended May 31, 1997, was carried out through leased railcars (either directly or by use of pools in which such leased railcars participate). Vessel and truck transportation is carried out exclusively by third parties. Barge transportation is carried out by third parties, but the Company is a party to long-term affreightment agreements for approximately 20% of current needs.

         Virtually all grain sold domestically is sold by employees while approximately half of grain exported is sold by brokers or agents and the balance by employees. The Company has a small ownership position in Intrade, a company which owns part of a Germany-based marketing organization involved in trading grain and feedstuffs in Germany and international markets. The Company also has relationships with agents, brokers and marketing companies in other countries to assist it in export sales.

Competition

         The Company competes for both the purchase and sale of grain. Competition is intense and margins are low. Some of the Company's competitors are integrated food producers, which may also be customers. Many competitors have substantially greater financial resources than the Company.

         In the purchase of grain from producers, location of a delivery facility is a prime consideration but producers are willing to truck grain for sale over increasingly longer distances. Grain prices are affected by reported trading prices on national markets, shipping costs and storage capabilities. Price is affected by the capabilities of the facility. For example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capability provides a price advantage. The Company believes that its relationship with Individual Members serviced by local Agri-Service Centers and with Affiliated Associations gives it a broad origination capability.

         The Company competes in the sale of grain based on price and its ability to provide quantity and quality of grains required and its ability to deliver. Location of facilities is a major factor in ability to compete. Major grain merchandising companies in addition to the Company include Archer-Daniels-Midland, Cargill, Continental, ConAgra, Bunge and Louis Dreyfus, each of which handles grain volumes of more than one billion bushels annually. The Company estimates it would be among the smaller merchandisers among these seven. The Company also competes with numerous other grain merchandisers with annual volumes of less than one billion bushels.

         Since the Company's facilities are located primarily in the Midwest, Great Plains and Pacific Northwest, with a terminal in the Gulf, the Company primarily competes with the companies whose facilities are in these areas. The Company's export facilities in three major areas allow it to ship to anyplace in the world.

Grain Handling and Transportation

         The Company owns export terminals, river terminals and other elevators involved in the handling of grain. All such facilities can receive inbound truck and rail. Export facilities on river systems can receive grain by barge. In addition, the Company owns 154 Agri-Service Centers, which are country elevators which receive grain from producers.

         The Company operates river terminals at Kansas City, Missouri (two),

St. Paul, Savage and Winona, Minnesota, and Davenport, Iowa (two), which are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system, on trucks for domestic markets and on rail for both domestic and export markets. The Company owns and operates a terminal at Kennewick, Washington, on the Columbia River. The Company has interests in three river terminals located on the Snake River: Lewis and Clark Terminal Association's facility located at Lewiston, Idaho, Central Ferry Terminal Association's facility located at Central Ferry, Washington and Co-Grain Elevator Company's facilities located at Upper Monumental and Burbank, Washington. Much of the grain from these terminals is loaded onto barges for shipment to Pacific Northwest export terminals.

         The Company's export terminal at Superior, Wisconsin, provides access to the Great Lakes and St. Lawrence Seaway, and the Company's export terminal at Myrtle Grove, Louisiana, serves the Gulf market. An export terminal at Kalama, Washington, leased by the Company, and an export terminal at Vancouver, Washington, owned by a joint venture partner, serve the Pacific market. A partnership between the Company and Continental Grain Company operates an export terminal at Tacoma, Washington, for feed grain and oilseed shipments to Pacific Rim customers. A facility in Spokane, Washington is used for storage and transloading. An elevator in Petersburg, North Dakota, is used to standardize barley for a particular customer.

         The Division leases a fleet of covered hopper cars and enters into various contracts for covered grain barges. In addition, at various times the Company may charter vessels.

Price Risk and Hedging

         Upon purchase, the Company has risks of carrying grain, including price changes and performance risks (including delivery, quality, quantity and shipment period), depending upon the type of purchase contract entered into. These contracts include flat price, basis fixed, delayed price, deferred payment, hedge to arrive and futures fixed. The Company is exposed to risk of loss in the market value of positions held, consisting of grain inventory and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase.

         To reduce the price change risks associated with holding fixed price positions, the Company generally takes opposite and offsetting positions by entering into grain commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. Most of the grain volume handled by the Company can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and different pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. The Company's policy is to generally maintain hedged positions in grain which is hedgeable, but the Company can be long or short at any time. The Grain Marketing Division's profitability is primarily derived from margins on grain merchandised and revenues generated from other merchandising activities with its customers, not from hedging transactions. Hedging arrangements do not protect against nonperformance of a contract.

         When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange. The amount of the deposit is set by the exchange and varies by commodity. If the market price of a short futures contract increases, then an additional margin deposit (maintenance margin) would be required. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required to be sent to the applicable exchange. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins.

         At any one time the Grain Marketing Division's inventory and purchase contracts for delivery to the Company may be substantial. The Grain Marketing Group has a risk management policy and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the Grain Marketing Division when any trader is outside of position limits and also triggers review by management of the Company if the Grain Marketing Division is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

Seasonality

         Harvest for most crops occurs in the summer and fall, and the Company purchases more grain during that period. Because of the Company's geographic location and the fact that it is further from its export facilities, grain tends to be sold later than in other parts of the country. Because many producers have significant on-farm storage capacity and because of the Company's own storage capacity, grain is bought and moved throughout the year.

Working Capital

         Due to the amount of grain purchased and held in inventory, the Company has significant working capital needs at various times of the year. The amount of borrowings for this purpose and the interest rate charged on such borrowings directly affect the profitability of the grain merchandising operations.

Employees

         As of May 31, 1997, the Grain Marketing Division had 458 employees, of which 81 were traders, 243 production staff, 14 management and 120 support staff. See "Farm Marketing and Supply" with respect to employment by Agri-Service Centers. Of these employees, 149 at five locations are subject to collective bargaining agreements expiring at various times through 1999.



OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

         The soybean crushing industry converts soybeans into meal used for feeding animals, soy flour used for specialty food and other purposes and crude soybean oil. The soybean refining industry refines the crude oil for use in processed foods, such as margarine, salad dressings and baked goods, and to a more limited extent industrial uses. Soybean production is concentrated in the central United States, Brazil, China and Argentina. Crushing plants are generally located in proximity to sources of soybeans and usage of meal often arises in proximity to crushing plants. Refineries are generally located next to the crushing plants. Oil is shipped throughout the United States and for export.

         Per capita domestic consumption of soybean oil has declined slightly in recent years. Exports of soybean oil are variable but generally a minor portion of total production. In recent years, exports have varied widely, which dramatically influenced margins in both crushing and refining.

         Usage of meal is dependent on the amount of livestock being raised, which has increased in recent years. While per capita domestic consumption of meat has been stable in recent years, demand for meal has increased due to an increase in the domestic consumption of pork and poultry and an increase in meat exports. Soybean meal provides a ready source of protein with a 44% or higher protein content, compared to corn at 9%, wheat at 9.5% and barley at 11.5%

         Major competitors in the industry include the Company, Archer-Daniels-Midland (ADM), Cargill, Ag Processing, Inc. ("AGP"), Central Soya and Bunge. Competition is driven by price, transportation costs, service and product quality. The industry is highly competitive. These and other competitors are adding new plants and expanding capacity of existing plants. Unless exports increase or existing refineries are closed, this extra capacity is likely to put additional pressure on prices and erode margins. Several competitors operate over various market segments and may be suppliers to or customers of other competitors.

         Historically, in the Company's trade area there has been an adequate supply of soybeans, even in years when there has been a substantial amount of soybeans exported. While the price of soybeans has fluctuated substantially, the prices of meal and oil have followed, so that margins have been maintained. The amount of soybeans held in inventory domestically at the end of the 1997 crop year (at August 31, 1997) is the lowest in 20 years.

        At its integrated crushing and refining facility in Mankato, Minnesota, the Oilseed Processing and Refining Defined Business Unit processes soybeans into soybean meal, soyflour and crude soybean oil. The crude soybean oil, with additional purchased crude oil, is refined.

Equity Participation Units

         At May 31, 1997, Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit represented the right to deliver 1,074,000 bushels of soybeans, approximately 3% of the processing capacity of the Defined Business Unit.

Price Risk and Hedging

         To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. While hedging activities reduce the risk of loss from changing market values of oilseeds, such activities also limit the gain potential which otherwise could result from changes in market prices of oilseeds. The Company's policy is to generally maintain hedged positions, but the Company can be long or short at any time. The Defined Business Unit's profitability is primarily derived from margins on oilseeds processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a contract.

         At any one time the Defined Business Unit's inventory and purchase contracts for delivery to the Defined Business Unit may be substantial. The Defined Business Unit has a risk management policy and procedures that includes net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the Defined Business Unit when any trader is outside of position limits and also triggers review by management of the Company if the Defined Business Unit is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Defined Business Unit monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

Supply

         The Oilseed Processing and Refining Defined Business Unit purchases virtually all of the soybeans processed by it from Members. The balance is purchased in the commercial marketplace. Because the Oilseed Processing and Refining Defined Business Unit has not had long-term contracts with customers, it does not obligate itself to purchase soybeans based on orders received from customers but instead on its contemplation of future production. The Oilseed Processing and Refining Defined Business Unit does not hold significant inventories of raw beans; capacity for raw bean storage is approximately three to four weeks of production. At any one time, inventories of beans and contracts for future delivery represent two to ten weeks of requirements. Inventories of raw beans and contracted purchases for future delivery are substantially hedged.

         The Oilseed Processing and Refining Defined Business Unit also purchases crude soybean oil for processing at its refinery. Approximately 40% of the crude oil refined is produced by the Oilseed Processing and Refining Defined Business Unit, and the balance is purchased. Major suppliers have been AGP and ADM. Because ADM is opening a refinery late in 1997 in Minnesota, it will no longer be a major supplier of crude oil. However, there are several producers of crude oil, and the Company believes it will be able to replace this supply source. The refining facility has storage capacity for approximately 10 days' supply of crude oil, so it depends on a steady supply of crude oil to supplement its own output of crude oil to maintain constant production. It typically commits for several months' supply, to be priced prior to delivery.

         As with other agricultural commodities, the availability and price of soybeans fluctuate with forces of supply and demand. The Oilseed Processing and Refining Defined Business Unit has never experienced a supply shortage of soybeans.

Customers

         Refined Oils. The Oilseed Processing and Refining Defined Business Unit sells refined oil throughout most of the United States although it concentrates on customers located in Minnesota, Wisconsin, North Dakota, South Dakota, northern Iowa and northern Illinois, which can be reached by truck rather than rail and are therefore slightly more profitable. Customers in these states accounted for more than 50% of refined oil sales in the year ended May 31, 1997. The Company estimates that of oil sold, 25% is used for margarine, 15 to 20% for salad dressing and smaller percentages for snack foods, baked goods, imitation cheese goods, processed potato goods and others. Approximately 5% of oil sales are for industrial use. During the year ended May 31, 1997, the Oilseed Processing and Refining Defined Business Unit had over 100 customers, the largest of which was Ventura Foods and its predecessor operations described in the next paragraph. One other customer was responsible for over 10% of refined oil sales by the Defined Business Unit. Sales of refined oil are made by Defined Business Unit employees and to a lesser extent by brokers.

         The Company has a long-term supply agreement with Ventura Foods, LLC. which commenced January 1, 1997 and will continue for 15 years or longer if the Company continues to hold at least a 25.5% interest in Ventura Foods. The Company has agreed to supply and Ventura has agreed to purchase a minimum quantity of soybean salad oil, hydrogenated soybean oil and other edible oils which the Company may refine during the term of the agreement. The Company has agreed to sell to Ventura Foods, and Ventura Foods has agreed to purchase from the Company, during each calendar year at least 430,000,000 pounds of products or 50% of its requirements if greater, but not more than 100% of its requirements. The price for the products sold to Ventura Foods is a formula adjusted annually to be competitive with alternative sources.

         Soybean Meal. Soybean meal sold by the Oilseed Processing and Refining Defined Business Unit is used for feeding livestock. During the year ended May 31, 1997, the Defined Business Unit sold meal to over 500 customers, primarily feed lots and feed mills. During the year ended May 31, 1997, ten customers accounted for approximately 55% of meal sold, and two customers, which would be difficult to replace, accounted for approximately 34% of meal sold. For the year ended May 31, 1997, 55% of meal was sold in Minnesota, 25% in Wisconsin, 13% in Canada and the balance in Iowa, North Dakota, South Dakota and Montana. These sales could be adversely affected by a decline in the livestock or turkey industries in these areas. Substantially all meal sales are made directly by employees of the Defined Business Unit.

         Soyflour. Soyflour is used in the baking industry, as milk replacers in animal feed and in industrial applications. Sales of soyflour have not been significant relative to sales of meal.

         Dependence on Customers. Other than Ventura Foods, only one additional customer accounted for more than 10% of the Oilseed Processing and Refining Defined Business Unit's sales in the year ended May 31, 1997.

Competition

         The Company believes that the Oilseed Processing and Refining Defined Business Unit has 6 to 8% of the refined soybean oil market and less than 3% of the soybean crushing capacity.

Processing

         Soybeans arriving by truck or rail are sampled, weighed, dumped and unloaded into bean storage. When brought out of storage, beans are cleaned, dehulled, cracked and conditioned and are compressed into flakes. Oil is removed from the flakes through a solvent process. Flakes are then further processed into soyflour or soymeal. Soymeal can be made into animal feed at various protein levels.

         Crude oil is filtered to remove remaining meal particles and centrifuged to separate out trace constituents. The oil can be sold as an industrial product used in plastics, inks and paints. Further processing prepares the oil for food use, by bleaching with a special clay to remove trace metals, chlorophyll and other impurities to make salad oil. By adding hydrogen under pressure to bleached oil, the Company makes partially hydrogenated soybean oil which may be used in products such as shortenings or margarines. To remove unwanted odors, flavors and mild color constituents, bleached or hydrogenated oil is heated under vacuum. The result is a product that is flavorless, odorless, tasteless and virtually clear.

         While the Oilseed Processing and Refining Defined Business Unit runs at between 80 to 100% of capacity throughout the year, volume is typically higher at harvest time since soybean supplies are more abundant in the fall. Producer and cooperative elevator storage capabilities allow suppliers to sell for delivery throughout the year.

Facilities

         The Oilseed Processing and Refining Defined Business Unit has one facility located in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant and self contained utilities. A quality control lab with technically sophisticated equipment assures high quality standards.

         The Defined Business Unit expects to expend approximately $14 to $24 million over the two years ending May 31, 1999, to expand the capacity of its crushing plant, to increase processing efficiency and to meet environmental requirements. The Company expects that such construction will be financed from long-term borrowings.

Employees

         The Oilseed Processing and Refining Defined Business Unit currently employs 202 employees, 34 in the office in administration, sales and support service and 168 in the plant. Certain production workers are subject to collective bargaining agreements with the American Federation of Grain Millers (131 employees) expiring in 1998 and the Pipefitters' Union (2 employees) expiring in 1997.

Ventura Foods

         On August 30, 1996, the Company and Wilsey Foods, Inc. combined the assets and certain liabilities of the Company's Holsum Foods Consumer Products Packaging Division with the assets and liabilities of Wilsey Foods, Inc. as Ventura Foods, LLC ("Ventura Foods"). A joint venture owned by Wilsey Foods, Inc. and the Company which operated a manufacturing facility in Chambersburg, Pennsylvania, was merged into Ventura Foods. The Company owns 40% and Wilsey Foods owns 60% of the equity and rights to distribution of profits of Ventura Foods. The Company's total net investment in Ventura Foods was $38,491,000 as of August 30, 1996.

         Sales by the Oilseed Processing and Refining Defined Business Unit to Ventura Foods and its predecessors in interest are shown below:


                                                Oilseed Processing and Refining
                                                Defined Business Unit's Sales to
                                                Holsum, Wilsey & Ventura

                                             Years Ended May 31,
                                             -------------------
                                      1997          1996            1995
                                 ------------   ------------    -----------

Sales ($)                        $110,679,000   $124,299,000    $79,133,000
Percentage of total
  refinery sales  ...........              45%           45%             30%


         Ventura Foods is in the business of manufacturing and/or packaging and selling food products, including salad dressings, mayonnaise, margarine, salad oils, jams, jellies, olives, syrups, soup bases and sauces. Its customers are national. Ventura Foods is governed by a committee, and each of the Company and Wilsey Foods appoints half the committee members. Neither the Company nor Wilsey Foods may transfer any part of its interest in Ventura Foods until September 1, 1999. Thereafter a transferring party must retain at least a 25.5% interest in Ventura Foods. Ventura Foods will be dissolved if it has cumulative losses in excess of $25 million or is unable to discharge its liabilities as they become due.



WHEAT MILLING DEFINED BUSINESS UNIT

         The Company's Wheat Milling Defined Business Unit mills durum wheat into flour and semolina and, to a lesser extent, mills spring and winter (hard) wheats into bread flour. The Wheat Milling Defined Business Unit is the largest miller of durum wheat in the United States. The Wheat Milling Defined Business Unit had historically concentrated on durum wheat milling at its Rush City and Huron facilities. With the opening of its Kenosha mill in late 1995, which can produce durum and bakery flours, and its Houston facility, which began limited production in June 1997 and produces bakery flour, the Defined Business Unit has broadened its markets and significantly increased its capacity.

         Semolina and Durum Flour. Durum wheat millers process durum wheat into semolina and durum flours. Semolina and high grade durum flours are the chief ingredient in pasta; low grade durum flour is used for pet food. Durum is grown in arid regions of the United States, such as North Dakota and certain areas of the Southwest, as well as in other countries. Most of the quality durum is grown in the Midwest, particularly North Dakota. Durum milling plants are generally located in proximity to customers; wheat is shipped to the mill for milling.

         Sale of semolina and durum flour is entirely dependent on pasta production. Per capita consumption of pasta has continued to increase in recent years, and the number of consumers continues to grow with population growth. Pasta in its many forms is sold at retail, for restaurants and institutional use and for use in other processed food products.

         Imported pasta accounted for approximately 12% of the domestic market in the year ended May 31, 1997. The International Trade Commission in July 1996 determined that certain Italian and Turkish companies benefited unfairly from subsidies and had sold product in the United States at less than fair value and imposed countervailing and anti-dumping duties. Despite the imposition of duties, imports have slightly increased.

         Major competitors in the industry include the Company, Italgrani and Miller Milling. Competition is driven by price, service and product quality. Some competitors have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants.

         Bakery Flour. Bakery flour milled from spring and hard winter wheat is used in breads, cookies, pizza crusts, tortillas and other products. The baking industry is highly fragmented, with the largest participant being no more than four percent of the market.

         Demand for bakery flour has been stable, as total production and per capita consumption increased in the year ended May 31, 1997. New dietary guidelines established by the United States Department of Agriculture emphasize cereal grains in the food pyramid. The Company believes that demand for bakery flour will increase based on population growth. Imports and exports of bakery flour do not significantly affect the domestic business.

Equity Participation Units

         At May 31, 1997, Equity Participation Units in the Wheat Milling Defined Business Unit represented the right to deliver 4,787,000 bushels of wheat, approximately 11% of the processing capacity of the Defined Business Unit before the construction of the Pocono mill.

Price Risk and Hedging

         To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. Most of the grain volume handled by the Company can be hedged. Some grains, such as durum, cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and different pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. The Defined Business Unit's policy is to generally maintain hedged positions in grain which is hedgeable, but the Company can be long or short at any time. The Defined Business Unit's profitability is primarily derived from margins on grain processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a contract.

         At any one time the Defined Business Unit's inventory and purchase contracts for delivery to the Defined Business Unit may be substantial. The Defined Business Unit has a risk management policy and procedures that includes net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the Defined Business Unit when any trader is outside of position limits and also triggers review by management of the Company if the Defined Business Unit is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Defined Business Unit monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

Supply

         Most of the durum, spring and winter wheats processed by the Wheat Milling Defined Business Unit is purchased from Members. Some grain is purchased from Canada and a small percentage is purchased from the Southwest.

         Semolina and durum flour sales are hedged to a significant extent by buying durum at the time of pricing the semolina or flour. To minimize the price volatility for winter and spring wheats, the Wheat Milling Defined Business Unit usually hedges by purchasing wheat futures at the time of pricing the flour. There is no futures market for durum, and except for limited cross hedging using other commodities, the Wheat Milling Defined Business Unit does not hedge durum.

         The availability, price and quality of durum and spring and winter wheat affect the operations and profitability of the Wheat Milling Defined Business Unit. The Wheat Milling Defined Business Unit has never experienced a supply shortage of durum, but shortages have affected prices.

Customers

         Semolina & Durum Flour. The Wheat Milling Defined Business Unit sells semolina and durum flour to eight major customers and approximately 50 smaller customers, which are large and mid-size pasta manufacturers in the United States. In the year ended May 31, 1997, over 34% of the Wheat Milling Defined Business Unit's total production was sold to its two largest customers, Borden (23% of sales) and Hershey (11% of sales), which are estimated by the Company to represent a majority of the country's pasta production. The Wheat Milling Defined Business Unit would be adversely affected by the loss of either of these customers or a decline in the market share of either customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Wheat Milling Defined Business Unit" with respect to plant closures by Borden.

         The Wheat Milling Defined Business Unit would be adversely affected by a decline in pasta production in the United States.

         Most of the Wheat Milling Defined Business Unit's products are marketed by employees of the Defined Business Unit. The Wheat Milling Defined Business Unit uses outside agents and distributors for the balance of its production.

         Bread Flour. The baking industry is composed of many companies. No one customer buys more than 16% of the Wheat Milling Defined Business Unit's bread flour production. The Company believes because of the large number of potential customers and the fact that the Wheat Milling Defined Business Unit is not dependent on any customer, it would not have substantial difficulty in replacing an existing customer.

         The Wheat Milling Defined Business Unit's first hard wheat milling unit (Kenosha) began production in late 1995. In October 1996, the Wheat Milling Defined Business Unit expanded hard wheat capacity with the addition of a swing mill at Kenosha capable of milling either durum or hard wheat flour. A plant in Houston, which began limited production in June 1997, added additional hard wheat capacity. The Company believes that there is a substantial customer base available in the Houston area, as well as export markets. The mill serves a sizeable population base and there are no other milling facilities within the area.

Competition

         Durum Milling. The Wheat Milling Defined Business Unit's largest competitors in durum milling are Italgrani and Miller Milling Company.

         Dakota Growers has expanded its Carrington, North Dakota, milling facility and its pasta production capacity. Philadelphia Macaroni is building a semolina mill in Minot, North Dakota. "Milling and Baking News" reported that General Mills is expanding its mill in Great Falls, Montana. The Company has heard that Italgrani is converting its durum milling capacity in Ayers, Massachusetts, to hard wheat milling.

         Bread Flour. Competitors include ConAgra, ADM, Cargill, Bay State Milling, Cereal Foods and General Mills. All of these competitors have multiple milling facilities with larger bakery flour production capacity than the Wheat Milling Defined Business Unit. Capacity for hard wheat milling has been expanding faster than consumption. This additional capacity may put pressure on margins.

Processing

         The Defined Business Unit mills wheat into flour using standard industry processes. More recently manufactured equipment has reduced the labor component of wheat milling. The Company believes that its facilities are, on average, newer than its competitors. Operations are somewhat seasonal in anticipation of reduced demand for pasta in summer months.

Facilities

         The Wheat Milling Defined Business Unit has four milling facilities in operation, including Houston which began limited production in June 1997. Each facility includes a milling plant as well as an elevator to store grain. Information on the four mills, plus the planned Pocono mill described below, is set forth below:

         Location            Grain Milled               Capacity
         --------            ------------               --------
         Rush City, MN       Primarily durum            10,000 cwts/day

         Huron, OH           Primarily durum            14,500 cwts/day

         Kenosha, WI         Durum                      11,000 cwts/day
                             Spring and winter wheat    10,000 cwts/day

         Houston, TX         Spring and winter wheat    13,000 cwts/day


         Pocono, PA          Durum                       4,000 cwts/day
                             Spring and winter wheat    14,000 cwts/day
                                                        ---------------
         Total                                          76,500 cwts/day
                                                        ===============


          The Rush City and Kenosha facilities are owned entirely by the Company.

         At Houston, the milling plant is constructed on property leased from the Port of Houston on a long-term basis and the elevator is owned by the Port of Houston, but is subject to a put through agreement with the Company. The Huron facility is leased on a long-term basis, but the equipment is owned.

         Because transportation costs for durum, spring and winter wheats are cheaper than for the milled products, it is a strategic advantage for a mill to be located close to a large customer base rather than close to the producer. Each of the Huron, Kenosha and Houston mills are in proximity to a large customer base.

         Approximately 85% of the Wheat Milling Defined Business Unit's current milling capacity uses equipment that is less than 10 years old. This newer equipment generates cost advantages in labor, energy, improved yields and better and more consistent products. In the last few years, some competitors have closed less efficient mills in less strategic locations.

        The Wheat Milling Defined Business Unit will begin constructing semolina and flour and bread flour mills in Pocono, Pennsylvania in the Fall of 1997. The Harvest States Board of Directors has increased the authorized expenditures from $38,800,000 to $41,350,000 for the construction of this mill. Of this amount, $30,000,000 is projected to be expended in fiscal year 1998.

         For the year ended May 31, 1997 the Wheat Milling Defined Business Unit facilities ran at 97% of capacity based upon a year of 307 operating days being 100%.

Employees

         As of May 31, 1997 the Wheat Milling Defined Business Unit employed the following full time equivalents: production (104), plant management (22) and headquarters (21). Of these, 31 production workers at the Rush City Mill are subject to a collective bargaining agreement with the American Federation of Grain Millers expiring in 1998.



FARM MARKETING AND SUPPLY

         The Farm Marketing and Supply Division owns and operates Agri-Service Centers at 154 locations in Minnesota, North Dakota, South Dakota, Montana, Idaho and Washington. Agri-Service Centers sell farm supplies, including fertilizer, feed, seed and crop protection products, and other related services and have grain elevator operations that buy grain. Some Centers have only grain operations or grain and feed operations, while some have only supply operations. Locations are grouped together into 74 units for operational purposes. A small number of Centers are grouped into seven regionalizations, which have their own producer board and participate in separate patronage pools.

         Agri-Service Centers purchase grain from member and non-member producers and others, such as other elevators and grain dealers. Of these facilities, 55 have the capability of loading unit trains, while other facilities can load only single cars or are truck stations. Most of the grain purchased is sold through the Company's Grain Marketing Division, with the balance going to local feed and grain processors.

         The supplies and services offered vary from location to location. Agronomy supplies and services are sold at approximately 70 locations to member and non-member producers. Feed is sold at approximately 75 locations. Agronomy and feed sales are considered distinct operations involving different expertise and sales forces.

         Most feed sold is purchased from the Feed Division. Fertilizer is obtained from co-op sources and other suppliers. Crop protection products are bought through co-op programs and directly from industry sources. Other goods are obtained through commercial channels.

         The Company has increased the number of Agri-Service Centers in recent years. The number of centers, operating units, bushels of grain sold and sales at centers for the years ended May 31 are shown below:


                        1997              1996            1995              1994             1993
                   --------------   --------------   --------------   --------------   --------------
No. of centers..              154              144              121              115              105
No. of op. units               74               47               43               43               42


Grain sales (bu)      199,922,000      214,085,000      159,891,000      141,238,000      175,492,000
Sales ..........   $1,136,700,000   $1,126,600,000   $  679,200,000   $  613,151,000   $  651,697,000



         Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for the sale of agronomy supplies and feed include a variety of cooperative and privately owned facilities. The Company competes on the basis of service and patronage.

         The Division is exploring and pursuing the expansion of track at a number of locations to accommodate 108-car loading due to recent rate changes by the railroads which provide a rate advantage for 108-car trains over 54-car trains.

         On May 31, 1997, the Division had 764 full time employees and 338 temporary employees.

         Fin-Ag, Inc. Fin-Ag, Inc. is a wholly owned subsidiary of the Company located in Sioux Falls, South Dakota. It provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans for producers. It also provides consulting services to member cooperatives. Its competitors are other financial institutions. Most whole loans are sold to the St. Paul Bank for Cooperatives, on which the Company bears a 15% residual exposure. The Company's exposure at May 31, 1997, was approximately $4,000,000. Under the Company's borrowing arrangements the maximum amount of the loans outstanding at any one time may not exceed $35,000,000.



FEED

         The Company manufactures and sells feed products and sells feed ingredients, supplements and animal health products under several brand names, including GTA Feeds(R), Norco Feeds, CC Bar Feeds, Let'er Buck Feeds(R) and Pantec(TM). In addition, it provides livestock production services, including customized ration planning, feedstuffs analysis, profit projections, livestock nutritional management, recordkeeping, animal health and environmental engineering and facility management. Sales are made at retail through five retail stores and through Agri-Service Centers and at wholesale to cooperatives (both Affiliated Associations and otherwise) and to other retail farm supply businesses located in Minnesota, North Dakota, South Dakota, Nebraska, Montana, Wyoming, Idaho, Washington and Oregon.

         Sales of feed for the years ended May 31 are set forth below:

                                     1997              1996             1995              1994             1993
                                     ----              ----             ----              ----             ----
Manufactured feed (tons)....        326,000           351,000          333,000           306,000          301,000

The Company has been able to increase sales and production capacity through several joint venture arrangements entered into in recent years. The decrease in manufactured feed tons from 1996 to 1997 was primarily due to the high cost of feed in relation to the low cattle price, which caused a decline in feed demand.

         The Company owns nine manufacturing facilities located in Sioux Falls, South Dakota; Great Falls, Montana; Hardin, Montana; Dickinson, North Dakota; Minot, North Dakota; Edgeley, North Dakota; Willmar, Minnesota; Gettysburg, South Dakota; and Norfolk, Nebraska. The Company also has an interest in three joint ventures with facilities in Hermiston, Oregon; Tillamook, Oregon; and Owatonna, Minnesota. The administrative office for the feed business is located in Sioux Falls, South Dakota.

         The Feed Division's operations reflect the condition of the livestock business. Recent increases in poultry and swine production have been driven by increased exports. The transition from individual producers to more integrated producers has affected the demand for and composition of the Division's products.

         At May 31, 1997, the Division had 262 full time and 7 part time employees.

         Competitors in the feed business are other cooperatives and private companies.

         The Company is a part of the Cooperative Research Farms, a research partnership of 12 regional cooperatives in the United States, Canada and France. This partnership provides the Company with production research.



SERVICES

         The Company's Country Services Division provides certain services to Individual Members and Affiliated Associations.

Country Hedging, Inc.

         Country Hedging, Inc. offers full service commodity futures and options brokerage. For the year ended May 31, 1997, 60% of revenues were from Affiliated Associations, 30% from Individual Members and 10% from others. This separate subsidiary of the Company is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. On May 31, 1997, it had 40 employees operating primarily out of St. Paul, Minnesota.

         Competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both co-op and non-co-op) as well as local introducing brokers. Competition is driven by price and service.

Ag States Agency, LLC

         Ag States Agency, LLC, 50% owned by the Company, is an independent insurance agency which sells insurance primarily to local cooperatives, including group benefits, property and casualty, and bonding programs. For the year ended May 31, 1997, substantially all of its revenues were from local cooperatives. Ag States Agency, LLC competes with other insurance agencies.

Financial Services Department

         The Financial Services Department provides business planning consulting and financing to Affiliated Associations. It offers open account financing, involving the discretionary extension of credit, and term and seasonal loans. Most of the term and seasonal loans are participated up to 90% by National Bank for Cooperatives (CoBank). Participation by CoBank is subject to credit approval on a loan-by-loan basis by CoBank, subject to an overall limit of participation of $150,000,000. In addition to financing, the open account between the Company and an Affiliated Association is used as a clearing account for settlement of grain purchases and as a cash management tool. Open account financing has been provided to more than 200 Affiliated Associations in the past year.

          During the year ended May 31, 1997, average aggregate loan balances outstanding were $54,013,000 (of which CoBank's participation was $31,651,000) and the highest aggregate loan balance outstanding at any one time was $104,225,000 (of which CoBank's participation was $58,785,000). The Company's borrowing arrangements limit loan balances outstanding to not more than $150,000,000 at any one time.

         Pursuant to its agreement with CoBank, the Company has additional credit risk on CoBank participations to 10% of total loan commitments.

         Fin-Ag, Inc., a wholly owned subsidiary of the Company provides certain types of financing to members. See "Farm Marketing and Supply".

Affiliated Accounting Department

         The Affiliated Accounting Department offers computerized country elevator accounting systems and a full complement of accounting support systems for local cooperatives, including tax and patronage allocation services, dividend ledger services and payroll services. For the year ended May 31, 1997, substantially all of its revenues were from local cooperatives.

Field Services Department

         The Field Service Department acts as a liaison between Affiliated Associations and the Company, providing consulting services in marketing, management, operations, accounting, tax, finance and government regulations.

Member Relations Department

         The Member Relations Department conducts cooperative education programs for Affiliated Associations and assists in planning meetings and organizing visits to Company facilities.


                MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

Introduction

         The Company is a membership cooperative organized to manufacture, process, market, purchase, handle, deal in and sell the agricultural products of its members, non-member patrons and others, including the processing and exporting of grain and other agricultural products; to procure supplies and equipment and to perform any and all services for its members, non-member patrons and others; and to engage in any other activity for which cooperative associations may be lawfully organized under Minnesota law. All net savings from member patronage of the Company shall be distributed to members on the basis of patronage. These net savings, when distributed, are referred to as "patronage dividends," regardless of whether distributed in cash or in Patrons' Equities. All net savings from non-member patronage of the purchasing operations and from "Non-Member Consenting Patron" patronage of marketing operations shall be distributed to such patrons on the basis of patronage. The determination of net savings may be made by divisions or units representing separate or different operations of the Company, as determined by the Board of Directors. Patronage refunds may be distributed in cash, written evidences of equity or book credits, or any combination thereof. Any non-cash allocations are redeemable only in the discretion of the Board of Directors.

        The net earnings (after provision for income taxes) of the Company, as reported in its financial statements for the year, less patronage dividends paid with respect to the fiscal year may be distributed in the discretion of the Board of Directors to member patrons and to non-member "consenting patrons" (defined as cooperative associations meeting all requirements for membership in this Association other than transacting the minimum amount of business) on the basis of their patronage. Distributions may be in cash, property, Non-Patronage Earnings Certificates or any combination thereof designated by the Board of Directors. To date, the Board of Directors has always used Non-Patronage Earnings Certificates for distributions, and the current redemption policy is to redeem to estates.

         In making any such non-member/non-patronage distributions, the Board of Directors may use any method of allocating the earnings on the basis of patronage to member patrons and Non-Member Consenting Patrons as shall be reasonable and equitable in the judgment of the Board of Directors.

        The method of allocation for the non-member/non-patronage earnings of the Company for the fiscal year ended May 31, 1997 was based on bushels of the grain marketing/processing activity and dollars on the purchasing and other activity. This method is subject to change, in the discretion of the Board of Directors.

Governance

         The business and affairs of the Company are managed by a Board of Directors of not less than 13 persons (currently set at 14), elected by the members at the Company's annual meeting. Various rights and obligations of members are contained in its Articles of Incorporation and Bylaws (together, the "governing documents"), each of which was amended and restated in November

1996. The governing documents may only be amended upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under "--Certain Antitakeover Effects."


Membership

         Membership in the Company is limited to individuals or entities actually engaged in the production of agricultural products and associations of agricultural producers organized and operating under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act. In addition, only those persons that are "currently active patrons" (defined as agricultural producers and associations of agricultural producers that have patronized the Company during the year for which such status is being determined in a minimum amount established by the Board of Directors) may be members of the Company.

         Under the Company's governing documents, the Company has several classes of membership and has authority to issue a variety of debt and equity instruments to members. As a membership cooperative, the Company is not authorized to issue capital stock. Under the Minnesota Cooperative Law, under which the Company is organized, a cooperative may be organized on a membership basis or a capital stock basis. A cooperative is organized on a capital stock basis if holding shares of common stock entitles the holder to vote. Membership is transferable only with the consent and approval of the Board of Directors. The Company may issue equity or debt securities, on a patronage basis or otherwise, but unless authorized in, or by the Board of Directors pursuant to, the Company's Bylaws, such securities shall not entitle the holders thereof to any voting, membership or other rights to participate in the affairs of the Company and are not transferable without the prior consent of the Board of Directors.

         The Company's governing documents establish three classes of membership:

         Individual Members are individuals or entities actually engaged in the production of agricultural products. Such Individual Members include both natural persons as well as any legal entity owned or controlled by individual farmers or their families, such as joint ventures, corporations, partnerships, limited liability companies and other entities.

         Affiliated Associations are associations of agricultural producers that have transacted at least $100,000 of business with the Company during the preceding fiscal year. Affiliated Associations must be cooperatives or other associations of agricultural producers organized and operating under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.

         Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products that are holders of Equity Participation Units. See "--Defined Members" below.

         Membership in the Company will be terminated by the Board of Directors if a member has become ineligible for membership (for example, by the cessation of agricultural production activities). The Board of Directors has the discretion to terminate membership for a variety of reasons, including repeated violations of the Company's Bylaws, failure to patronize the Company for a period of 12 consecutive months and breach of any contract with the Company. In addition, any member's membership in the Company is terminated when that member either dies or is legally dissolved. Upon termination of membership, a former member loses any and all voting rights in the Company. A former member has no right to require immediate repayment of patronage.

Voting Rights

         Affiliated Associations are entitled to a number of delegates based on the dollar volume of business done with the Company during the last full fiscal year ending prior to the date of the meeting at which the voting power is to be exercised. The number of delegates ranges from one delegate for any Affiliated Association with business from $100,000 up to $1,500,000 during the prior year to 15 delegates for any Affiliated Association with business in excess of $45,000,000 during the prior year. Each delegate from an Affiliated Association is entitled to cast 200 votes on any matter presented to the members for a vote. The dollar volume of business delivered by a Defined Member to an Affiliated Association for handling on behalf of the Company and Defined Member will be included in calculating the dollar volume of an Affiliated Association for purposes of voting.

         Individual Members and Defined Members are entitled to one vote. Individual Members and Defined Members may directly cast their votes on matters presented to the members of the Company only if, for Defined Members, they have provided notice of such intention to the Company, and, for Individual Members, if they have obtained a certificate signed by a manager of the Company facility patronized by such Individual Member. Any such certificate or notice must be provided to the Company at least 10 days before the meeting at which the voting rights are to be exercised.

         Individual Members and Defined Members may exercise their voting power through the designation of a "patrons' association." A patrons' association is an association of the Individual Members associated with a grain elevator, feed mill, seed plant or any other Company facility or an association of Defined Members, as designated and recognized by the Board of Directors. The membership of a patrons' association may include both Individual Members and Defined Members. The Individual Members and Defined Members that are identified with a particular patrons' association may, at an annual meeting of the patrons' association, elect delegates and alternates for the patrons' association on the basis of one vote per member. Each patrons' association is entitled to a number of delegates based on the dollar volume of business activities of the patrons' association's currently active patrons and Defined Members with 200 votes per delegate, reduced by the number of individual votes personally voted.

         Members may cast their votes, if the Board of Directors so elects, by mail voting in certain situations. At least 50 members of the Company represented in person, by delegates or by mail votes constitutes a quorum for business at any meeting, unless the Company has fewer than 500 members, in which case a quorum is comprised of 10% of the total number of members.

Defined Members

         Each Defined Member is affiliated with a "Defined Business Unit" and holds Equity Participation Units in that Defined Business Unit. Holders of Equity Participation Units have delivery rights and obligations for farm products pursuant to a member marketing agreement between such Defined Member and the Company.

         Each Defined Business Unit is represented by a Defined Member Board, comprised of between five and ten individuals. The members of a Defined Member Board must be either Defined Members or representatives of Defined Members and in good standing and in full compliance with all delivery obligations with respect to the applicable Defined Business Unit, provided, however, no employee of the Company may serve as a member of the Defined Member Board. The initial Defined Member Board of each Defined Business Unit was elected by the Company's Board of Directors in June, 1997. Eight individuals were appointed to serve on the Wheat Milling Defined Member Board, a Chairman plus one member from District 1, three members from District 2, one from District 3, one from District 4 and one from District 5. Six individuals were appointed to serve on the Oilseed Processing and Refining Defined Member Board, a Chairman plus three members from District 1, one member from District 2 and one member from District 3.
 In November of 1997 the Defined Member Boards of each Defined Business Unit will be elected by the Defined Members associated with the particular Defined Business Unit on a one Defined Member/one vote basis. The Defined Member Boards adopted a Nominating and Election Procedure which has been sent to each Defined Member. In subsequent years, Defined Members will elect members of the Defined Member Boards as their terms expire. The Chairperson is selected by and from the Company's Board of Directors. Individuals serving on a Defined Member Board shall serve staggered three-year terms. Each Defined Member Board shall meet at least quarterly and shall be charged with reflecting Defined Member concerns and providing a direct communication mechanism to the Company's Board of Directors.

         While the Board of Directors has no present intention of doing so, the Company is authorized to retain a portion of the payments otherwise due to Defined Members for purchases of products from them. Such retention is referred to as a "unit retain." Unit retains would only be established by the Board of Directors to provide a source of cash for its immediate needs and would be limited to a small percentage of the payments due for purchase of products pursuant to the Agreement. The imposition of unit retains would adversely affect a member's cash income and cash position. The Company has the option to treat any such unit retains as taxable to the Company or to treat the unit retains as nontaxable by declaring the unit retains as "qualified." Qualified unit retains are taxable to the Defined Member in the tax year when the Defined Member receives notification that a unit retain has been established. When a qualified unit retain is reimbursed or redeemed, the Defined Member reports no additional income. Unit retains may be called for payout at the lesser of their stated or book value at the discretion of the Board of Directors. The Company intends to establish a redemption schedule if it authorizes unit retains.

Debt and Equity Instruments

         The Company is authorized to issue a variety of debt and equity instruments to its current members, patrons and to persons who are neither members nor patrons. The Company's outstanding capital is represented by Capital Equity Certificates, non-patronage certificates and certain capital reserves.

         The Company's Bylaws provide the following securities may be issued to current or former members or patrons:

                  Equity Participation Units. Equity Participation Units may be held only by Defined Members and have no voting rights. Defined Members have voting rights to elect a Defined Member Board.

                  Capital Equity Certificates. Capital Equity Certificates may be issued by the Company in partial or complete distribution of patronage refunds. Capital Equity Certificates do not bear any interest or carry any dividends. They do not have a specified maturity date unless established by the Company's Board of Directors.

                  Certificates of Indebtedness. The Board of Directors may issue Certificates of Indebtedness from time to time. Such Certificates will carry such terms and conditions as the Board of Directors establishes in its discretion. The Board may also establish the conditions upon which such Certificates of Indebtedness may be called for payment by the Company.

                  Non-Patronage Earnings Certificates. The Board of Directors may issue Non-Patronage Earnings Certificates. Such certificates will not have a maturity date and will not bear interest or annual dividends. They will be issued and distributed only to member patrons and to Non-Member Consenting Patrons as part of a non-member/non-patronage distribution. (Non-Member Consenting Patrons include Affiliated Associations that meet all of the requirements of membership as an Affiliated Association except that they do not transact at least $100,000 of business with the Company during the preceding fiscal year.)

                  Preferred Capital Certificates. The Board of Directors may establish and designate the designation, preferences and relative rights of one or more series of Preferred Capital Certificates. Preferred Capital Certificates will not carry any voting rights.

                  Other. The Board of Directors may issue other debt or equity instruments. The Bylaws contain no restrictions on the issuance or the terms of such other debt or equity instruments.

         Voting rights arise by virtue of membership in the Company, not because of holding any instrument. The Board of Directors may issue "Preferred Equities" and other debt or equity instruments to individuals who are not members or patrons of the Company. The Board of Directors has the discretion to establish and designate one or more series of Preferred Equities and to fix the relative rights, preferences and privileges of such Preferred Equities. Any Preferred Equities will not carry voting rights. No such Preferred Equities are presently outstanding, and the Board of Directors has no present plan or intent to issue Preferred Equities. However, if it were to do so, it could establish rights, preferences and privileges relative to the holders of the Units and other securities of the Company. Such preferences could include provisions for priority in payment. The Board of Directors may authorize the issuance of Preferred Capital Certificates pertaining to a particular Defined Business Unit. If such Certificates were issued, they could have a preference in payment over patronage refunds of a particular Business Unit.

         Transfer of Patrons' Equities. Debt or equity instruments held by the Company's members and patrons, including Equity Participation Units, Capital Equity Certificates, Certificates of Indebtedness, Non-Patronage Earning Certificates and Preferred Capital Certificates, may be transferred only with the consent and approval of the Company's Board of Directors. The Company may require the execution of appropriate transfer documentation, as well as representations and warranties from the proposed transferee indicating that he or she is eligible to be the holder of the instrument proposed to be transferred.

         Redemption or Retirement of Patrons' Equities and Allocated Reserve. Redemption or retirement of Patrons' Equities is solely within the discretion of and on the terms as determined by the Board of Directors. The Board of Directors has authorized the redemption of Capital Equity Certificates held by patrons who are 72 years of age, as well as Capital Equity Certificates held by estates of deceased patrons. There can be no assurance that the Company's Board of Directors will not elect to modify its policy regarding the redemption of Capital Equity Certificates. The Board is under no restriction in modifying such policy, other than legal agreements to which the Company may be a party from time to time. Members are not required to approve a change in such policy. The Board of Directors will establish a redemption policy for Patrons' Equities arising from Defined Business Units.

Distribution of Assets Upon Dissolution

         Upon dissolution, liquidation or winding up of the Company, all debts and liabilities of the Company will be paid in accordance with their respective priorities. All equity capital will then be allocated among the various holders of the equity instruments in accordance with the following priorities: first, the assets held by any Defined Business Unit will be used to redeem the Equity Participation Units and Preferred Capital Certificates of such Defined Business Unit, on a pro rata basis; next, all Equity Participation Units and Preferred Capital Certificates will be paid to the extent of their face amount or par value; next all Capital Equity Certificates and other outstanding equities (other than Non-Patronage Earnings Certificates) will be paid in the amount of the par value or face amount of such instruments; next, payment will be made in the face amount of any issued and outstanding Non-Patronage Earnings Certificates. Any remaining assets of the Company will be distributed on an allocation unit basis among the members of the Company in proportion to their patronage.

Certain Antitakeover Effects

         The governing documents may be amended upon the approval of a majority of the votes cast at an annual or special meeting. However, in the event that the Board of Directors declares, by resolution adopted by a majority of the Board of Directors present and voting, that the amendment involves or is related to a hostile takeover, the proposed amendment must be adopted by the approval of 80% of the total voting power of the members of the Company. It is within the sole determination of the Board of Directors to declare that a transaction involves a "hostile takeover," which term is not further defined in the Minnesota cooperative law or the governing documents.

Tax Treatment

         Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. The Company is a nonexempt cooperative.

         As a cooperative, the Company is not taxed on amounts withheld from its members in the form of qualified unit retains or patronage dividends, or in the amount distributed in the form of patronage payments. Consequently, such amounts are taxed only at the patron level. However, the amounts of any non-qualified unit retains or patronage dividends are taxable to the Company when allocated. Upon redemption of any such non-qualified unit retains or patronage dividends, the amount is deductible to the Company and taxable at the member level.

         Income derived by the Company from non-patronage sources is not entitled to the "single tax" benefit of Subchapter T and is taxed to the Company at corporate income tax rates.



EQUITY PARTICIPATION UNITS

         Equity Participation Units ("Units") may be held only by Defined Members. Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products. Each Defined Member is affiliated with a Defined Business Unit and holds Equity Participation Units in that Defined Business Unit. Holders of Equity Participation Units have delivery rights and obligations for farm products pursuant to the Agreements between such Defined Members and the Company.

         Each Defined Business Unit and the respective Equity Participation Units were created by resolutions (the "Resolutions") of the Board of Directors, acting pursuant to the governing documents, on January 11, 1997. The terms of the Units are governed by the governing documents and the Resolutions. The Resolutions may be amended by the Board of Directors, except in certain respects, without a vote of holders of the Units. Holders of the Units have the rights and remedies provided by the Minnesota Cooperative Law.

Wheat Milling Defined Business Unit

         Holders of Equity Participation Units in the Wheat Milling Defined Business Unit have a right to participate in the patronage sourced income from the operations of the Wheat Milling Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement which gave the right and obligation to such person to deliver the number of bushels of wheat equal to the number of Units purchased by such Member. The delivery obligation and right under the Agreement for the Wheat Milling Defined Business Unit will become fully effective for the fiscal year in which the Pocono facility begins operating. Defined Members will be notified. Until the Agreement becomes fully effective, it will represent a right and obligation to deliver 78% of the wheat set forth therein.

         Patronage sourced income from the operations of the Wheat Milling Defined Business Unit will be allocated by the Company as patronage refunds based on the total amount of wheat processed. As between the holders of Equity Participation Units, patronage sourced income will be allocated to each Defined Member proportionate to the wheat delivered pursuant to the Agreement.

         While Defined Members are entitled to the allocation of patronage refunds originating from the Wheat Milling Defined Business Unit, they may also receive, upon allocation by the Board of Directors, nonpatronage income from operations of the Company, including operations of the Wheat Milling Defined Business Unit generating nonpatronage income.

Oilseed Processing and Refining Defined Business Unit

         Holders of Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit have a right to participate in the patronage sourced income from the operations of the Oilseed Processing and Refining Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement which gave the right and obligation to such person to deliver the number of bushels of soybeans equal to the number of Unitspurchased by such Member.

         Patronage sourced income from the operations of the Oilseed Processing and Refining Defined Business Unit, excluding patronage sourced income from the refining of crude oil purchased from others and excluding patronage sourced income from Ventura Foods, will be allocated by the Company as patronage refunds based on the total amount of soybeans processed, giving effect to Units held and Units deemed to be held by the Company. As between the holders of Equity Participation Units, patronage sourced income will be allocated to each Defined Member proportionate to the soybeans delivered pursuant to the Agreement.

         While Defined Members are entitled to the allocation of patronage refunds originating from the Oilseed Processing and Refining Defined Business Unit, they may also receive, upon allocation by the Board of Directors, nonpatronage income from operations of the Company, including operations of the Oilseed Processing and Refining Defined Business Unit generating nonpatronage income.

Allocations Relating to Defined Business Units

         Revenues from the sale of products of a Defined Business Unit shall be credited to the Defined Business Unit, and all direct expenses incurred by a Defined Business Unit shall be charged against the Defined Business Unit. Corporate, general and administrative expenses of the Company shall be allocated to each Defined Business Unit in a reasonable manner based on the utilization by such Defined Business Unit. Intracompany accounts have been established for the advancements to, and the loan of funds by, each Defined Business Unit, with interest thereon imputed at prevailing rates. Income taxes shall be allocated to each Defined Business Unit as if it were a separate taxpayer. Each Defined Business Unit shall perform and be responsible for commitments, contingencies and obligations allocated to such Defined Business Unit.

         Patronage sourced income from the operations of a Defined Business Unit (except as set forth above with respect to the Oilseed Processing and Refining Defined Defined Business Unit) will be allocated by the Company as patronage refunds based on the total amount of grain processed, giving effect to Units held and Units deemed to be held by the Company. As between holders of the Units, patronage sourced income will be allocated to each Defined Member proportionate to the number of bushels of grain delivered pursuant to the Agreement. Defined Members may also receive, upon allocation by the Board of Directors, nonpatronage income from operations of the Company, including operations of a Defined Business Unit generating nonpatronage income.

         With respect to each year, the total net income from a Defined Business Unit will be withdrawn by the Company from the Defined Business Unit, except to the extent that patronage dividends are not paid in cash and are retained in the Business Unit as equity. The Company will be responsible for the allocation of net income arising from operations of a Defined Business Unit between Defined Members of any one or more Defined Business Units and the remainder of the Company's operations.

         Upon the acquisition by the Company from a third party of any assets (whether by means of an acquisition of assets or stock, merger, consolidation or otherwise) reasonably related to a Defined Business Unit, such assets and related liabilities, including commitments, contingencies and obligations, shall be allocated to that Defined Business Unit and the aggregate cost or fair market value of such assets and liabilities shall be paid by the Defined Business Unit. Such allocation and determination of fair market value may be made by the Board of Directors taking into account such matters as it and its advisers, if any, deem relevant, and any such allocation and determination of fair market value shall be final and binding for all purposes whatsoever.

         Upon any sale, transfer, assignment or other disposition by the Company of any or all assets of a Defined Business Unit (whether by means of a disposition of assets, merger, consolidation, liquidation or otherwise), all proceeds (including non-cash consideration received) or the fair market value from such disposition shall be allocated to the Defined Business Unit. If an asset is allocated to more than one Defined Business Unit, the proceeds or the fair market value of the disposition shall be allocated among all Defined Business Units, based upon their respective interests in such assets. Such allocation and determination of fair market value shall be made by the Board of Directors taking into account such matters as the Board of Directors and its advisers, if any, deem relevant, and any such allocation and determination of fair market value shall be final and binding for all purposes whatsoever.

         The Board of Directors may from time to time reallocate any asset from one Defined Business Unit to the Company or any other Defined Business Unit of the Company at fair market value. Such determination of fair market value shall be made by the Board of Directors taking into account such matters as the Board of Directors and its advisers, if any, deem relevant, and any such allocation and determination of fair market value shall be final and binding for all purposes whatsoever.

         The Company shall not enter into any agreement by which the net patronage sourced earnings of a Defined Business Unit shall be allocated to any person except to a person who owns or is deemed to own Units proportionate to the patronage being so allocated.

Additional Equity Participation Units; Sale

         The Board of Directors from time to time may authorize the sale by the Company of Units deemed owned by the Company for the account of the Company provided that sales shall be at a price determined by the Board of Directors taking into account such matters as the Board of Directors and its financial advisers, if any, deem relevant.

         The Board of Directors may authorize the creation, issuance and sale of additional Equity Participation Units from time to time on such terms and for such consideration as it shall deem appropriate. Any proceeds from the sale of such additional Equity Participation Units shall be allocated to the applicable Defined Business Unit.

         There are no limitations on the issuance or sale of additional Units in the governing documents or in any loan agreements or other agreements or instruments to which the Company is a party.

         Holders of Units shall have no preemptive rights to subscribe for or purchase additional Units or any other securities issued by a Defined Business Unit or the Company. The Company intends to provide an opportunity for existing holders to subscribe for additional Equity Participation Units.

         The Company may, if authorized by the Board of Directors, purchase Units at such price as it shall determine from time to time for its own account, or for the account of a Defined Business Unit.

Merger, Consolidation or Sale

         In connection with the merger, consolidation, liquidation or sale of all or substantially all of the assets of the Company as an entirety or upon the sale of all or substantially all of the assets of a Defined Business Unit, all, but not less than all, Units of such Defined Business Unit shall be redeemed by the Company at their original purchase price, provided that the Preferred Capital Certificates or unit retains of such Defined Business Unit not previously paid are also redeemed in connection therewith; that such payments include any prorata profit (or loss) associated with disposition of the assets of the Defined Business Unit as though the assets, subject to the liabilities, of the Defined Business Unit had been sold in connection with such event at their fair market value; and that provision is made for the allocations of patronage sourced income arising prior to such transaction. Any determination of fair market value shall be made by the Board of Directors taking into account such matters as the Board of Directors and its advisers, if any, deem relevant. A sale of more than 75% of the assets or earning power will be deemed "all or substantially all" of the assets of the Company or a Defined Business Unit.

Operations

         The operations of a Defined Business Unit shall be carried out by the Company through the Board of Directors, officers and management of the Company. The capital assets of a Defined Business Unit may be disposed of in the ordinary course of business and the disposition of any substantial portion of the assets of a Defined Business Unit as an entirety may be authorized by the Board of Directors. The Board of Directors may determine to sell the assets and operations of a Defined Business Unit or to abandon or shut down the operations of a Defined Business Unit. Abandonment or shutting down the operations of a Defined Business Unit (other than on a temporary basis) will be considered sale of all of the assets of the Defined Business Unit and will have the effect described under "--Merger, Consolidation or Sale."

Amendment of Board Resolutions

         The resolutions adopted by the Board of Directors establishing the Wheat Milling Defined Business Unit and the Oilseed Processing and Refining Defined Business Unit may be amended from time to time by the Board of Directors of the Company, except for those matters described under "Allocations Relating to Business Units" and "Merger, Consolidation or Sale," which may be amended only with the approval of a majority of Defined Members owning Units not held or deemed held by the Company.

Member Marketing Agreement

         A Defined Member will be obligated to deliver during each delivery year one bushel of wheat or soybeans which is of merchantible quality, according to industry standards, to the Company for each applicable Unit held, subject to adjustment as described below, at delivery points designated by the Company; provided, however that, until the Pocono facility commences operation, a Defined Member contracting to deliver wheat shall only have the right and obligation to deliver 78% of the contracted bushels. Wheat or soybeans that do not meet applicable standards may either be rejected or accepted with such discounts as may be established by the Company or agents. Deliveries may be made at any time from June 1 through May 31. Certain Affiliated Associations have contracted with the Company to act as an agent for handling required deliveries (and will receive funds for that service). In addition, the Company has designated most of its owned and operated elevators as delivery points (approx 135). The Board of Directors may establish annual "tolerance ranges" allowing a Defined Member the option to deliver more or less wheat or soybeans in any given year. Upon transfer of Units, the remaining obligations under the Agreement must also be assumed by the transferee of the Units. The Agreement may be terminated by an Individual Member effective on May 31 of any year upon written notice of termination. In addition, the Agreement may be terminated following a breach of the Agreement by either party, upon thirty days' written notice from the party not in breach. The Agreement may be terminated by the Company upon sale, liquidation, dissolution or winding up of the applicable Defined Business Unit in accordance with the Company's Bylaws.

         The Company is obligated to take and pay for deliveries in accordance with the Agreement. The price to be paid is based on the prevailing price at the point of delivery agreed to between the Defined Member and the Company or its agent at the time of sale. The final settlement price must be established prior to the end of the processing year. In case of fire, explosions, interruption of power, strikes or other labor disturbances, lack of transportation facilities, shortage of labor or supplies, floods, action of the elements, riot, interference of civil or military authorities, enactment of legislation or any unavoidable casualty or cause beyond the control of the Company affecting the conduct of the Company's business to the extent of preventing or unreasonably restricting the receiving, handling, production, marketing or other operations, the Company shall be excused from performance during the period that the Company's business or operations are so affected. The Member shall not be liable for failure or delay in performance of the Agreement to the extent such failure or delay is caused by a crop failure due to an Act of God, such as drought or flood.

         The Company will pay to each Defined Member an annual patronage refund equal to the portion arising from the net savings of the applicable Defined Business Unit attributable to such Defined Member's patronage of the Defined Business Unit.

         Each Agreement is subject to amendment upon the approval of the Company and the majority vote of the voting power of the applicable Defined Business Unit. As a result, in the event that Members holding the majority of the voting power of the applicable Defined Business Unit approve an amendment to the Agreement which has been approved by the Company, those Defined Members who voted against or oppose the amendment will be bound to performance of the Agreement as amended.

         Upon the termination of the operations of a Defined Business Unit, the Marketing Agreement will automatically terminate.

         The Company is authorized to retain a portion of the payments otherwise due to Defined Members for purchases of products from them. Such retention is referred to as a "unit retain." The Company has the option to treat any such unit retains as taxable to the Company or to treat the unit retains as nontaxable by declaring the unit retains as "qualified." Qualified unit retains are taxable to the Defined Member in the tax year when the Defined Member receives notification that a unit retain has been established. When a qualified unit retain is reimbursed or redeemed, the Defined Member reports no additional income. Unit retains may be called for payout at the lesser of their stated or book value at the discretion of the Board of Directors.

Taxation

         Patronage dividends arising under the Agreements with respect to the Units will have the same tax treatment as patronage currently payable to members.

Transfer of Equity Participation Units

         Upon any transfer of Units, the transferee will be required to certify as to eligibility and then current anticipated annual production and to sign an Agreement. In approving any transfer, the Board of Directors will require that such certificate show that the number of Units transferred does not exceed anticipated annual production, that any transferee does not own more than 1% of the outstanding capacity of any one Defined Business Unit and that the Units held by each transferor retaining units and transferee represent at least 3,000 bushels of wheat or 1,500 bushels of soybeans.


ITEM 2. PROPERTIES

         The Company owns or leases grain handling and processing facilities throughout the United States. Below is a summary of these locations.

Grain Merchandising

The Company owns or leases grain terminals at the following locations:

         Davenport, Iowa I (1)
         Davenport, Iowa II (2)
         Kalama, Washington (2)
         Kansas City, Missouri I (2)
         Kansas City, Missouri II (2)
         Kennewick, Washington (1)
         Myrtle Grove, Louisiana (1)
         Petersburg, North Dakota (2)
         St. Paul, Minnesota (2)
         Savage, Minnesota (1)

         Spokane, Washington (1)
         Superior, Wisconsin (1)

----------------------
(1)  Owned
(2)  Leased

Oilseed Processing and Refining

         The Oilseed Processing and Refining Defined Business Unit owns one facility in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant, and a quality control laboratory.

Wheat Milling

         The Wheat Milling Defined Business Unit owns or leases flour milling facilities at the following locations:


    Rush City, MN (1)                 10,000 cwts/day
    Huron, OH (3)                     14,500 cwts/day
    Kenosha, WI (1)                   21,000 cwts/day
    Houston, TX (1)                   13,000 cwts/day

------------------------
(1)  Owned
(2)  Leased
(3)  Owned equipment, leased land and facilities

Agri Services Centers

         The Company owns 154 Agri Service Centers (of which some of the facilities are on leased land) located in Minnesota, North Dakota, South Dakota and Montana.

Feed

         The Company owns the following feed manufacturing facilities:

         Dickinson, North Dakota
         Edgeley, North Dakota
         Gettysburg, South Dakota
         Great Falls, Montana
         Hardin, Montana

         Minot, North Dakota
         Norfolk, Nebraska
         Sioux Falls, South Dakota
         Willmar, Minnesota


ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various lawsuits and administrative proceedings incidental to its business. It is impossible at this time, to estimate what the ultimate legal and financial liability of the Company will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial statements of the Company taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1997.


                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         No equity securities were sold by the Registrant during the year ended May 31, 1997, that were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

Consolidated Company

         The selected financial information below has been derived from the Company's consolidated financial statements for the years ended May 31, 1997, 1996, 1995, 1994, and 1993, which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial information should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

                                                                        Years Ended May 31,
                                         ----------------------------------------------------------------------------------
                                              1997              1996             1995              1994             1993
                                         --------------   --------------   --------------   --------------   --------------
Income Statement


  Data:
Revenues
  Sales:
   Grain .............................   $6,036,502,624   $7,127,223,407   $4,191,665,535   $3,086,531,429   $2,793,407,187
   Processed
    grain ............................      730,101,124      819,863,541      708,219,307      593,116,553      501,297,427
   Feed and farm
    supplies .........................      258,235,512      207,252,696      156,699,068      165,925,459      138,103,158
                                         --------------   --------------   --------------   --------------   --------------
                                          7,024,839,260    8,154,339,644    5,056,583,910    3,845,573,441    3,432,807,772
  Patronage
   dividends .........................       15,947,049       13,278,997        6,512,481        6,609,602        7,781,622
  Other revenues .....................       68,627,552       68,339,523       57,556,984       45,895,922       41,671,562
                                         --------------   --------------   --------------   --------------   --------------
                                          7,109,413,861    8,235,958,164    5,120,653,375    3,898,078,965    3,482,260,956
Costs and expenses:
  Cost of goods
   sold ..............................    6,967,937,476    8,076,073,326    4,981,820,272    3,786,336,764    3,384,637,000
  Marketing, general,
   and admin-
   istrative .........................       63,341,552       70,054,248       69,509,491       60,847,099       52,545,022
  Interest ...........................       19,378,833       31,921,936       19,268,575       10,250,765        8,964,230
                                         --------------   --------------   --------------   --------------   --------------
                                          7,050,657,861    8,178,049,510    5,070,598,338    3,857,434,628    3,446,146,252
                                         --------------   --------------   --------------   --------------   --------------
Earnings before
  income taxes .......................       58,756,000       57,908,654       50,055,037       40,644,337       36,114,704

Income taxes .........................        6,200,000        6,900,000        5,100,000        5,500,000        3,725,000
                                         --------------   --------------   --------------   --------------   --------------

Net earnings .........................   $   52,556,000   $   51,008,654   $   44,955,037   $   35,144,337   $   32,389,704
                                         ==============   ==============   ==============   ==============   ==============

                                                                               May 31,
                                         ----------------------------------------------------------------------------------
                                              1997              1996             1995              1994             1993
                                         --------------   --------------   --------------   --------------   --------------


Balance Sheet Data
  (at end of period):
  Working capital ....................   $  111,811,047   $   95,874,938   $   66,904,085   $   69,409,621   $   69,550,702
  Net property, plant
   and equipment .....................      224,150,965      232,145,401      205,837,690      156,311,551      146,223,870
  Total assets .......................      976,705,753    1,228,772,684      924,533,569      734,655,223      612,261,778
  Long-term debt,
   including current
   maturities ........................      134,458,466      132,629,176       84,816,525       39,135,097       44,479,207
  Total equity .......................      385,099,313      337,252,119      299,487,893      270,761,017      246,797,147


Oilseed Processing and Refining Defined Business Unit

         The selected financial information presented below has been derived from the Oilseed Processing and Refining Defined Business Unit's financial statements for the years ended May 31, 1997, 1996, 1995 and 1994, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                                               Years Ended May 31,
                                                               -------------------
                                              1997            1996              1995             1994
                                         -------------    -------------    -------------    --------------

Revenues:
  Processed Oilseed Sales ............   $ 441,737,923    $ 399,271,001    $ 398,095,108    $ 358,372,039
  Other revenues .....................      (1,659,881)       1,435,708        1,162,518        1,349,484
                                         -------------    -------------    -------------    --------------
                                           440,078,042      400,706,709      399,257,626      359,721,523
Costs and expenses
  Cost of goods sold .................     405,791,384      371,424,566      366,407,451      334,968,474
  Marketing and
    administrative ...................       4,341,904        4,544,763        5,137,663        4,722,900
  Interest ...........................         321,700          151,500             --            164,300
                                         -------------    -------------    -------------    --------------
            ..........................     410,454,988      376,120,829      371,545,114      339,855,674
                                         -------------    -------------    -------------    --------------
Earnings before income
  taxes ..............................      29,623,054       24,585,880       27,712,512       19,865,849
Income taxes .........................       2,100,000        1,600,000        1,500,000        1,650,000
                                         -------------    -------------    -------------    --------------
Net earnings .........................   $  27,523,054    $  22,985,880    $  26,212,512    $  18,215,849
                                         =============    =============    =============    ==============
Operating Data:
  Quantities processed
    Soybeans (bu.) ...................      32,231,520       30,446,475       30,807,933       24,136,364
    Crude oil (lb.) ..................     960,406,920      920,492,402      894,970,248      860,221,089
  Production
    Meal (tons) ......................         741,922          728,435          741,190          588,873
    Flour (tons) .....................          35,714           39,914           40,614           31,614
    Refined oil (lbs.) ...............     957,398,000      858,240,000      835,396,000      799,908,000

                                              1997            1996              1995             1994
                                         -------------    -------------    -------------    --------------
Balance Sheet Data (at end of period):
  Working capital ....................   $  20,305,438    $  28,619,585    $  32,980,590    $  33,813,064
  Net property, plant


    and equipment ....................      33,085,560       24,771,413       20,410,408       19,577,934
  Total assets .......................      92,416,098       74,112,937       63,672,994       74,191,110
  Long-term debt, including
    current maturities ...............            --               --               --               --
         Total equity ................      53,390,998       53,390,998       53,390,998       53,390,998


Other Data (1):
  Pretax earnings ....................   $  29,623,054    $  24,585,880    $  27,712,512    $  19,865,849
  Earnings from purchased oil ........      (7,014,758)      (3,557,406)      (4,680,813)      (4,511,979)
  Non-patronage joint venture
   income ............................        (614,967)      (1,353,708)        (990,191)      (1,300,427)
  Book to tax differences ............       2,209,575          (71,485)         393,608          135,170
                                         -------------    -------------    -------------    --------------
  Tax basis soybean earnings .........   $  24,202,904    $  19,603,281    $  22,435,116    $  14,188,613
                                         =============    =============    =============    ==============

  Bushels processed ..................      32,231,520       30,466,475       30,807,933       22,630,472
  Earnings per bushel ................   $        0.75    $        0.64    $        0.73    $        0.63



Pro Forma Information (2)

                                             Year Ended
                                               May 31,
                                                1997
                                            -----------

Equity Participation Units Outstanding        1,074,000
Patronage rate                              $      0.75
                                            -----------

Earnings to holders                         $   805,500
                                            ===========

(1) Because patronage dividends attributable to the Units will be allocated based on the number of bushels of soybeans delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Oilseed Processing and Refining Defined Business Unit.

(2) Based upon the actual number of Equity Participation Units outstanding on May 31, 1997, the earnings of the Oilseed Processing and Refining Defined Business Unit which would have been allocated to the Equity Participation Units are shown above under the caption "Pro Forma Information".

Wheat Milling Defined Business Unit

         The selected financial information presented below has been derived from the Wheat Milling Defined Business Unit's financial statements for the years ended May 31, 1997, 1996, 1995 and 1994, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                                               Years Ended May 31,
                                                               -------------------
                                              1997            1996             1995            1994
                                         -------------   -------------    -------------   -------------
Revenues:
  Sales ..............................   $ 199,078,687   $ 173,315,613    $ 119,725,183   $ 103,716,012
 Costs and expenses:

  Cost of goods sold .................     181,565,899     161,293,430      112,690,679      97,206,374
  Marketing and
    administrative ...................       6,749,237       4,471,563        3,834,289       2,415,155
  Interest ...........................       5,229,669       4,457,797        2,278,544       1,832,037
  Other ..............................       2,000,000
                                         -------------   -------------    -------------   -------------
                                           195,544,805     170,222,790      118,803,512     101,453,566
Earnings before income:
  taxes ..............................       3,533,882       3,092,823          921,671       2,262,446
Income taxes .........................         300,000         200,000          125,000         150,000
                                         -------------   -------------    -------------   -------------
Net earnings .........................   $   3,233,882   $   2,892,823    $     796,671   $   2,112,446
                                         =============   =============    =============   =============

Operating Data:
  Wheat used (bu.)
    Durum ............................      21,372,000      19,376,000       16,058,000      15,763,000
     Spring ..........................       6,732,000       3,013,000        1,638,000       1,167,000
  Shipments (cwt)
    Semolina/flour ...................      11,168,000      10,085,000        8,718,000       8,088,000
    Baking flour .....................       2,599,000         634,000             --              --

                                              1997            1996             1995            1994
                                         -------------   -------------    -------------   -------------
Balance Sheet Data (at end of period):
  Working capital ....................  $   (1,938,733) $    3,338,206    $   1,604,146   $  (4,703,152)
  Net property and
    equipment ........................      69,130,520      59,233,046       43,395,670      19,739,029
  Total assets .......................     120,918,192     125,321,564       82,606,055      55,031,562
  Long-term debt, including
    current maturities ...............      61,214,270      54,000,000       33,750,000      19,000,000
  Total equity .......................      27,797,072      27,797,072       27,797,072      27,797,072

Other Data (1):
  Pretax earnings ....................   $   3,533,882   $   3,092,823    $     921,671   $   2,262,446


  Book to tax differences ............       2,375,920         (84,481)         123,844        (135,715)
                                         -------------   -------------    -------------   -------------
  Tax basis earnings .................   $   5,909,802   $   3,008,342    $   1,045,515   $   2,126,731
                                         =============   =============    =============   =============

  Bushels milled .....................      28,103,677      22,390,011       17,696,689      16,930,702
                                         =============   =============    =============   =============

  Earnings per bushel ................   $        0.21   $        0.13    $        0.06   $        0.13



Pro Forma Information (2)

                                             Year Ended
                                               May 31,
                                                1997
                                            -----------

Equity Participation Units Outstanding        4,787,000
Patronage rate                              $      0.21
                                            -----------

Earnings to holders                         $ 1,005,270
                                            ===========

(1) Because patronage dividends attributable to the Units will be allocated based on the number of bushels of wheat delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Wheat Milling Defined Business Unit.

(2) Based upon the actual number of Equity Participation Units outstanding on May 31, 1997, the earnings of the Wheat Milling Defined Business Unit which would have been allocated to the Equity Participation Units are shown above under the caption "Pro Forma Information".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Consolidated Company

      Results of Operations

             Comparison of Year Ended May 31, 1997 with 1996

         The Company's consolidated net earnings of approximately $52,600,000 for the year ended May 31, 1997 represents a $1,600,000 (3%) increase from 1996. This increase is primarily attributable to improved gross margins and expanded volume for refined oil products within the Company's Oilseed Processing and Refining Defined Business Unit.

         Consolidated net sales of $7,025,000,000 in 1997 decreased $1,129,000,000 (14%). This decrease was due primarily to reduced grain volume of 400 million bushels, from 1.7 billion bushels in 1996 to 1.3 billion bushels in 1997. The reduced sales volume was partially offset by an increase in grain price as a weighted average of all commodities sold which was 68 cents per bushel greater in 1997 compared to 1996.

         Patronage dividends increased $2,600,000 (20%) in 1997 compared to 1996 resulting from higher patronage earnings distributed by cooperative customers and suppliers.

         Other revenue of $68,600,000 was essentially unchanged in total from 1996, although there were significant changes in the components of this category. Service revenues increased $6,800,000 in 1997, primarily because the Myrtle Grove, LA export terminal was operated as part of the Company's consolidated operations, whereas a year ago this facility operated as part of a nonconsolidated joint venture. Expansion of the Company's fertilizer and chemical application services contributed an additional $5,000,000 over the prior year. These increases in revenue were offset by a net change in gains and losses on disposal of fixed assets of $5,500,000 which includes a reserve for the impairment of value of the Rush City, MN mill of $2,000,000, a decline of $2,100,000 in interest income and net decreases in several other revenue categories of $4,500,000.

         Cost of goods sold of $6,968,000,000 decreased $1,108,000,000 (14%) in
1997. This decrease is primarily attributable to the decline in bushel volume of approximately 400 million bushels, partially offset by an increase in the weighted average cost of commodities from $4.16 per bushel in 1996 to $4.84 per bushel in 1997.

         Marketing and administrative costs of $63,300,000 declined $6,800,000 (10%) in 1997. The primary cause for this decrease is the elimination of such costs related to the Consumer Products and Packaging Division of the Company which was transferred to a nonconsolidated joint venture on August 30, 1996. This transaction reduced such costs $9,000,000 in 1997.

         Interest expense of $19,400,000 decreased $12,500,000 (39%) in 1997.
$14,600,000 of this decrease is substantially attributable to the grain volume, grain price situation described in the discussion on cost of goods sold, which produced lower inventory and receivable levels. This short-term interest reduction was partially offset in the amount of $2,100,000 of additional long-term interest expense, incurred primarily to finance property, plant and equipment.

         Income tax expense of $6,200,000 and $6,900,000 for 1997 and 1996, respectively, results in effective tax rates of 10.5% and 11.9%. This decrease in the effective tax rate is primarily attributable to an increase in patronage earnings as a percentage of total pretax earnings.


              Comparison of Year Ended May 31, 1996 with 1995

         Consolidated net earnings of approximately $51,000,000 for the year ended May 31, 1996 is a $6,000,000 increase from 1995. This increase is attributed primarily to increased volumes of grain handled and increased returns on investments.

         Consolidated net sales of $8,154,000,000 in 1996 increased by $3,097,000,000 (61%). This increase was due principally to grain volume of 1.7 billion bushels in 1996, an increase of 550 million bushels over 1995 and an increase in grain price as a weighted average of all commodities sold which was $4.21 for 1996, 56 cents per bushel greater than 1995.

         Patronage dividends increased $6,800,000 (105%) in 1996 compared to 1995 resulting from higher patronage earnings distributed by cooperative customers and suppliers.

         Other revenues of $68,300,000 increased $10,700,000 (19%) in 1996. This net increase was due primarily to an increase of $4,600,000 in service revenues, from the Company's export facilities, and an increase in joint venture income of $8,500,000, primarily from those joint ventures involved in the exporting of grain, net of a $2,400,000 decrease in all other categories of other revenues, including the write-down of investments totaling $1,100,000.

         Cost of goods sold of $8,076,000,000 increased $3,094,000,000 (62%) in
1996. This increase is attributable primarily to an increase in the weighted average cost of commodities of $4.16 in 1996 from $3.59 in 1995.

         Marketing and administrative expenses were essentially flat compared to 1995. An expansion of the relative size of the Company's operations, which increased costs in certain areas, was offset by a decrease in pension costs of $4,000,000, principally caused by a settlement adjustment recognized in 1995.

         Interest expense of $31,900,000 increased $12,600,000 (65%) in 1996.
This increase is substantially attributable to a $10,300,000 increase in interest on short-term debt incurred to finance increased volumes at higher prices and an increase of $3,200,000 in interest on long-term debt incurred primarily for the expansion of property, plant, and equipment.

         Income tax expense of $6,900,000 and $5,100,000 for 1996 and 1995, respectively, results in effective tax rates of 11.9% and 10.2%. The increase in the effective tax rate is primarily attributable to an increase in non-patronage income during 1996.

      Liquidity and Capital Resources

              Cash Flows from Operations

         Operating activities of the Company provided net cash of $271,600,000 for the year ended May 31, 1997, and used net cash of $105,700,000 and $49,700,000 for the years ended in 1996 and 1995, respectively. Net cash provided and used by operations is primarily attributable to changes in working capital requirements with such balances decreasing $216,600,000 in 1997 and thereby contributing cash, and increasing $154,200,000 and $103,700,000 in 1996 and 1995, respectively, thereby using net cash.

         Cash Flows from Investing

         For the years ended May 31, 1997, 1996, and 1995, the net cash flows used in the Company's investing activities totaled $19,800,000, $37,600,000 and $71,400,000, respectively. The acquisition of property, plant and equipment comprised the primary use of cash in each of the three years, totaling $42,400,000, $40,500,000, and $69,300,000 in 1997, 1996 and 1995, respectively.
Capital expenditures for fiscal year 1998 are expected to be $73,400,000.

         In the year ended May 31, 1997, the Company received net cash from the distribution of investments held in other cooperatives and joint ventures totaling $20,600,000, which partially offset the cash used for capital expenditures in that year.

         On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the Consumer Products Packaging Division as its capital investment in that joint venture. In return for these assets, the Company received a 40% interest in the joint venture and the joint venture assumed debt of approximately $33,700,000.

         Cash Flows from Financing

         The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. As of May 31, 1997 the Company had short-term lines of credit totaling $550,000,000, all of which is committed, and $98,000,000 was outstanding.

         For the year ended May 31, 1997, the Company decreased its outstanding seasonal borrowings by $226,000,000, corresponding with the decrease in working capital requirements created primarily by a decline in inventory and accounts receivable levels. For the years ended May 31, 1996 and 1995, the Company increased outstanding seasonal borrowings by $124,000,000 and $87,000,000, respectively, in order to fund the working capital needs caused by the increase in grain volumes during those two years.

         The Company has financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives with maturities through the year 2007. Total indebtedness of these agreements totaled $125,000,000 and $120,700,000 on May 31, 1997 and 1996, respectively. The Company also had long-term debt in the form of capital leases, industrial development revenue bonds and miscellaneous notes payable totaling approximately $9,500,000 and $11,900,000 on May 31, 1997 and 1996, respectively.

         The Company borrowed on a long-term basis $18,800,000, $58,000,000 and $51,000,000, and repaid long-term debt in the amounts of $17,400,000, $11,300,000 and $5,900,000 in 1997, 1996 and 1995, respectively.

         The Company anticipates further short-term financing needs to fund increases in the volume of grain handled and further long-term needs to fund acquisitions of grain facilities and for the expansion and development of existing value-added businesses. Management believes such needs can be financed with a combination of debt and equity.

         In accordance with the bylaws and action of the Board of Directors, annual net earnings form patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. The cash portion of this distribution, deemed by the Board of Directors to be 30% of such earnings for fiscal years 1996, 1995, and 1994 distributed in 1997, 1996 and 1995, respectively, totaled $13,200,000, $11,000,000 and $10,000,000. Cash patronage for fiscal year 1997, to be distributed in fiscal year 1998, is expected to be approximately $13,200,000 and is classified as a current liability on the May 31, 1997 balance sheet.

         The Board of Directors authorized the redemption of patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons during the years ended May 31, 1997, 1996 and 1995. These amounts totaled $8,200,000, $6,600,000 and $5,700,000, respectively.

         During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units in its Wheat Milling and Oilseed Processing and Refining Defined Business Units. These Equity Participation Units give the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective Defined Business Units. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons'equities for the payment of up to one-sixth the purchase price of the Equity Participation Units.

         Holders of the Units will not be entitled to payment of dividends by virtue of holding such Units. However, holders of the Units will be entitled to receive patronage refunds attributable to the patronage sourced income from operations of the applicable Defined Business Unit on the basis of wheat or soybeans delivered pursuant to the Member Marketing Agreement. The Board of Directors' goal is to distribute patronage refunds attributable to the Units in the form of 75% cash and 25% Patrons' Equities, and to retire those Patron Equities on a revolving basis seven years after declaration. However, the decision as to the percentage of cash patronage will be made each fiscal year by the Board of Directors and will depend upon the cash and capital needs of the respective Defined Business Units and is subject to the discretion of the Board of Directors. The redemption policy will also be subject to change at the discretion of the Board of Directors.

Oilseed Processing and Refining Defined Business Unit

         Certain events and circumstances of which management has become aware during or after the year ended May 31, 1997 which could negatively impact future earnings and liquidity include the following:

         The Oilseed Processing and Refining Defined Business Unit has conducted facility maintenance and new equipment installation during the first quarter of fiscal 1998 (the first quarter of fiscal 1998 is June 1,1997 through August 31, 1997), which resulted in the disruption of production at the crushing portion of the business and will have a negative impact on earnings for the period, the extent of which is unknown at this time.

Results of Operations

         Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales, except processing margins.

                                    Years Ended May 31,
                                   -------------------
                           1997       1996       1995        1994
                           ----       ----       ----        ----

Gross margin
  percentage .....        7.76%      7.33%      8.25%       6.91%
Marketing and
  administrative .         .98%      1.14%      1.29%       1.32%
Interest .........        0.07%      0.04%        --        0.05%
Processing margins
  Crushing/bu ....       $  .59     $  .60     $  .59      $  .50
  Refining/lb ....       $.0173     $.0154     $.0149      $.0132


         Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Defined Business Unit's performance than gross margin percentages.

         Comparison of Year Ended May 31, 1997 with 1996

         The Oilseed Processing and Refining Defined Business Unit's net earnings of $27,500,000 for the year ended May 31, 1997 represents a $4,500,000 increase (20%) compared to the same period in 1996. This increase is primarily attributable to improved gross margins for refined oil products due to increased demand.

         Net sales of $441,700,000 for the year ended May 31, 1997 increased by $42,400,000 (11%) compared to the same period in 1996. Volume increases in processed soybean products, primarily soymeal and soyflour, contributed $8,300,000 to sales and increased volumes of refined oil contributed $11,100,000. Increased sales prices for soymeal and soyflour contributed $44,900,000, offset by a decline in the sales prices for refined oil which reduced total sales by $21,900,000.

         Other revenues declined $3,100,000 for the year ended May 31, 1997 compared to 1996, primarily because of a loss of $2,000,000 on equipment to be replaced as part of plant expansion and renovation during the summer of 1997, a writedown of an investment of $250,000 and a reduction of income from an oilseed joint venture of about $800,000.

         Cost of goods sold for the year ended May 31, 1997 of $405,800,000 increased $34,400,000 (9%) compared to the year ended May 31, 1996. This increase is primarily attributable to higher prices for soybeans partially offset by a price decrease in purchased crude oil, and a reduction in plant operating expenses of $1,700,000.

         Marketing and administrative expenses declined $200,000 (4%) for the year ended May 31, 1997 compared to 1996.

         Interest expense increased approximately $170,000 (113%) for the year ended May 31, 1997 compared to 1996. This increase is attributable primarily to increased cost of soybeans compared to 1996, and the capital expenditures of 1997.

         Income tax expense of $2,100,000 and $1,600,000 for 1997 and 1996, respectively, results in effective tax rates of 7.1% and 6.5%. This increase in the effective tax rate is the result of a higher percentage of nonpatronage income for the Defined Business Unit in 1997.

              Comparison of Year Ended May 31, 1996 with 1995

         The Oilseed Processing and Refining Defined Business Unit's net earnings of $23,000,000 for the year ended May 31, 1996 is a $3,200,000 decrease in net earnings from the prior year. This decrease in net earnings is attributable to an increase in cost of goods sold which could not entirely be passed on to the customer due to competitive industry conditions.

         Net sales of $399,300,000 increased by $1,200,000 in 1996 compared to 1995. Product volume increases, particularly refined oil, contributed $6,800,000 in additional sales, offset by a decline in overall average sale prices which decreased net sales by $5,600,000.

         Other revenues of $1,400,000 increased $200,000 (17%) compared to 1995. This net increase was primarily attributed to an increase in income from an oilseed joint venture.

         Cost of goods sold of $371,400,000 in 1996 increased $5,000,000 (1.4%)
compared to 1995. Of this increase, $2,700,000 is due to increased volume of production and $2,500,000 is due to increased prices of soybeans and crude soybean oil. Plant expenses decreased by $200,000.

         While the cost of raw materials (soybeans and soybean crude oil) increased during the year on a per unit basis, the average sales price for products declined because of an overall increase in production in the industry. The increase in raw material costs could not be passed on in the form of higher sales prices because of this competitive environment and is the primary cause for the decline in gross margins and net earnings in 1996 when compared to 1995.

         Marketing and administrative expenses declined by $600,000 in 1996. This decrease largely results from additional pension expense of $600,000 in

1995 related to a benefit plan settlement adjustment which was allocated to all Harvest States divisions.

         The Defined Business Unit incurred interest expense of $152,000 in 1996 while in 1995 it incurred no such expense. This increase is attributable to increased working capital requirements caused primarily by comparatively higher inventory values caused by higher soybean and soybean oil prices and fixed asset additions of $6,000,000 in 1996 which were partially financed by borrowings.

         Income tax expense of $1,600,000 and $1,500,000 for 1996 and 1995, respectively, results in effective tax rates of 6.5% and 5.4%. The increase in the effective tax rate is the result of a higher percentage nonpatronage income for the Defined Business Unit in 1996.

Liquidity and Capital Resources

         The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

         Cash Flows from Operations

         Operating activities for the years ended May 31, 1997, 1996 and 1995 provided cash of $23,600,000, $14,400,000, and $44,900,000, respectively. Net earnings of $27,500,000, $23,000,000, and $26,200,000 in 1997, 1996 and 1995,
respectively, were offset by an increase in working capital requirements in 1997 of $7,800,000, and in 1996 of $10,200,000. In 1995, a decrease in working capital requirements of $16,900,000 contributed cash.

         Cash Flows Used for Investing

         Net cash flows used in the Oilseed Processing and Refining Defined Business Unit's investing activities for the years ended May 31, 1997, 1996 and 1995 were $12,100,000, $6,000,000, and $2,600,000, respectively. Essentially all of these cash usages were for the acquisition of property, plant and equipment. Capital expenditures for fiscal year 1998 are expected to be $18,600,000.

         Cash Flows from Financing Activities

         The Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks, and cash requirements of all other Company operations.

         Working capital requirements for a Defined Business Unit are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

         Debt outstanding and payable to the Company as of May 31, 1997 and 1996 was $25,600,000 and $9,500,000, respectively. These interest bearing balances reflect working capital and fixed asset financing requirements at the end of the respective years.

Wheat Milling Defined Business Unit

         Certain events and circumstances of which management has become aware of during or after the year ended May 31, 1997 which could negatively impact future earnings and liquidity include the following:

         In March 1997, it was reported that Borden (which represented 23.0% and 23.8% of the Wheat Milling Defined Business Unit's semolina and durum flour sales in the years ended May 31, 1997 and 1996, respectively) was closing five of its ten North American pasta manufacturing plants. Four of the plants to be closed are customers of the Wheat Milling Defined Business Unit. Since that time, one of the five plants scheduled for closure has in fact closed; the other four plants have continued to operate at reduced volumes, apparently in anticipation of closure or divestiture by Borden. A substantial portion (44.4% and 31.5% for 1997 and 1996, respectively) of the production of the Company's Rush City facility has in the past been sold to the two Minnesota plants (until recently, owned by Borden) currently operating at reduced volumes. Because of this reduced demand from the Borden plants and because there are no other large pasta manufacturing plants located in geographical proximity to Rush City, the Company elected to close the Rush City facility in late May 1997 and throughout the month of June. In early July 1997, the Company reopened the facility and has operated one milling line to provide durum flour to other customers. During the month of July 1997, the Rush City mill operated at approximately one-third of its normal production volumes. The Company continued to provide a portion of the Borden plant's semolina requirements from its Kenosha mill. The continuation of that business both in terms of volume and duration is uncertain.

         It has been reported that Borden has sold its Minnesota pasta plants to an employee/investor group. A high degree of uncertainty will continue to exist regarding the level of semolina demand required by the new company, and consequently, the level of production at which the Rush City mill will operate into the future.

         Although the Company is unable to predict the precise effect on its operations which will result from closure or sale of the Borden plants, it has determined that whatever the eventual resolution, the impact is likely to be negative on its Rush City mill. Consequently, the Company has assessed the carrying value of the Rush City mill relative to expected future cash flows and has recognized a $2,000,000 charge to continuing operations for the year ended May 31, 1997 as a result of the impaired value of this facility.

         The Company may elect to sell the Rush City facility, close the facility, or operate at reduced capacity, depending upon the opportunities offered by the market place.


         While a March 1997 mill start-up had been anticipated for the Houston mill, equipment installation delays resulted in the mill's production not starting until June 1997. Currently the facility's volume of bulk flour shipments is less than 50% of its 14,000 cwt. per day capacity. As the customer base grows, and with the recently completed installation of an automated flour packaging line for domestic and export flour, it is expected that the mill will be at full capacity by December 1997.

      Results of Operations

         Certain operating information pertaining to the Defined Business Unit is set forth below, as a percentage of sales, except for margins/cwt.


                                     Years Ended May 31,
                                     -------------------
                        1997           1996         1995      1994
                        ----           ----         ----      ----

Gross margin
  percentage .......     8.80%         6.94%        5.88%     6.28%
Marketing and
  administrative ...     3.39%         2.58%        3.20%     2.33%
Interest ...........     2.63%         2.57%        1.90%     1.80%
Margins/cwt ........   $ 1.27        $ 1.12         $.81     $ .80


         Because of the volatility of commodity prices, the Company believes that margins per hundred weight (manufacturing margins) are a better measure of the Defined Business Unit's performance than gross margin percentages.

        Comparison of Year Ended May 31, 1997 with 1996

         The Defined Business Unit's net earnings of $3,200,000 for the year ended May 31, 1997 increased $300,000 (10%) over 1996. This increase in net earnings is attributable primarily to higher volumes of production at improved gross margins for flour products, offset by a $2,000,000 loss on the impairment of fixed asset value at the Rush City, Minnesota mill. Because of the uncertainty of future business volumes and margins to be generated by this mill, management assessed the carrying value of these assets against projected cash flows and recognized the resulting loss in conformity with Statement of Financial Accounting Standards (SFAS) No. 121.

         Net sales for the year ended May 31, 1997 of $199,100,000 increased $25,800,000 (15%) from 1996. This increase is primarily the result of an increase in total volume of product sold, partially offset by an overall reduction in sales price per cwt.

         Cost of goods sold of $181,600,000 increased $20,300,000 (13%) from 1996. Raw material costs increased $17,500,000 due to a 25% increase in bushels milled, from 22.4 million bushels in 1996 to 28.1 million bushels in 1997, partially offset by an average decrease of 74 cents per bushel for durum and wheat. Plant expenses increased $2,800,000 in 1997, primarily due to a full year of operations at the Kenosha mill compared to a half year in 1996.

         Marketing and administrative expenses were $6,700,000 in 1997, an increase of $2,200,000 (49%) from 1996. This increase reflects a full year of activity for the Kenosha mill while 1996 represented a half year as that mill began operations in November 1995, as well as some additional staffing and system expansion costs in anticipation of the future volumes from the Houston mill which began limited operation in June 1997.

         The Defined Business Unit incurred interest expense of $5,200,000 in 1997 compared to $4,500,000 in 1996. This increase of $700,000 (16%) is primarily related to the long-term debt used to finance the Kenosha mill.

        Comparison of Year Ended May 31, 1996 with 1995

         The Defined Business Unit's net earnings of $2,900,000 for the year ended May 31, 1996 increased $2,100,000 over 1995. This increase in net earnings is attributable to higher volumes, largely the result of increased processing capacity generated by the opening of the Kenosha milling facility during the fiscal year 1996, and higher sales prices.

         Net sales of the Defined Business Unit of $173,300,000 increased by $53,600,000 (45%) from 1995, due to an increase in shipments of semolina and flour from 8,720,000 cwt to 10,720,000 cwt and an increase in the average price per cwt from $11.03 in 1995 to $12.64 in 1996.

         Cost of goods sold of $161,300,000 increased $48,600,000 (43%) from 1995. Raw material costs increased $46,000,000 due to an average increase of 83 cents per bushel for durum and wheat and a 38% increase in bushels sold of 6.7 million bushels, from 17.7 million bushels in 1995 to 24.4 million bushels in 1996. Plant expenses increased $2,600,000 in 1996, essentially all due to operations of the Kenosha mill, which did not begin milling until late 1995.

         Marketing and administrative expenses were $4,500,000 in 1996 an increase of $700,000 from 1995. This increase is attributable primarily to an increase of $900,000 due to staffing and system expansion to handle the additional volumes generated by the Kenosha mill, offset by a decrease of approximately $200,000 in pension expense related to a benefit plan settlement adjustment in 1995.

         The Defined Business Unit incurred interest expense of $4,500,000 in 1996 compared with $2,300,000 in 1995. This increase was attributable to increased short-term borrowings used to finance higher inventories and receivables primarily the result of production from the Kenosha mill and increased long-term debt used to finance construction of the Kenosha mill.

      Liquidity and Capital Resources

         The Defined Business Unit's cash needs are primarily the result of continued capital additions. The Defined Business Unit's Kenosha plant, which began operations in late 1995, represented an investment of $39,000,000. The Defined Business Unit's Houston plant, which began limited operations in June 1997, is expected to represent an investment of $17,700,000. In addition, the Harvest States Board of Directors has increased the authorized expenditures for the Pocono plant from $38,800,000 to $41,350,000. The Defined Business Unit expects capital additions to all its facilities.

         Commencement of operations at a particular facility involves increased working capital to fund required inventories and receivables related to increased sales. In addition, increased carrying value of inventories and receivables because of higher prices, increased receivables because of slow collections or increased inventories above historical levels requires additional financing.

         All of the Defined Business Unit's financing needs are expected to be met by the Company.

         Cash Flows from Operations

         Operating activities provided net cash of $19,600,000 in the year ended May 31, 1997, used net cash of $16,200,000 in 1996, and provided net cash of $7,800,000 in 1995, generally attributable to working capital needs, namely a decrease in working capital requirements in 1997 of $10,200,000, an increase in working capital requirements of $22,400,000 in 1996, and a decrease in working capital requirements of $4,500,000 in 1995. Cash requirements were offset by net earnings of $3,200,000, $2,900,000 and $800,000 in 1997, 1996 and 1995,
respectively, and depreciation and amortization of $4,100,000, $3,300,000 and $2,500,000 in 1997, 1996 and 1995, respectively. For the year ended May 31, 1997 the reserve for obsolescence of the Rush City mill is also a noncash expense and therefore an offset to cash used.

         Cash Flows Used from Investing

         Net cash flows used in the Defined Business Unit's investing activities for the years ended 1997, 1996 and 1995 were $15,000,000, $18,600,000 and
$30,700,000, respectively. Expenditures for the construction or acquisition of property, plant and equipment were $15,000,000, $18,100,000, and $25,100,000 for the years ended May 31, 1997,1996, and 1995, respectively. The Defined Business Unit also acquired intangibles of $500,000 and $5,600,000 in 1996 and 1995, respectively, related to the elimination of a minority interest effective June 1, 1994.

         Capital expenditures for fiscal year 1998 are expected to be $37,600,000, which includes $30,000,000 for the construction of the mill in Pocono, Pennsylvania. The total cost of construction of the Pocono mill is expected to be $41,350,000. The 1998 expected capital expenditures also include $4,100,000 for the completion of the construction of the Houston mill. The total cost of construction of the Houston mill is expected to be $17,700,000.

         Cash Flows from Financing Activities

        The Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

         Working capital requirements for each division and Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

         Short-term debt outstanding and payable to the Company as of May 31, 1997 and 1996 was $22,400,000 and $31,000,000, respectively. These interest bearing balances reflect working capital and fixed asset financing requirements of the respective years.

         On May 31, 1997 and 1996 the Defined Business Unit's long-term debt was $61,200,000 and $54,0000,000, respectively. This debt was incurred by the Defined Business Unit to retire debt assumed with the acquisition of the Huron facility in year ended May 31, 1990, to expand the Huron facility in the years ended May 31, 1990 and 1991, to construct the Kenosha facility in the years ended May 31, 1995 and 1996, and for the construction of the Houston facility in the years ended May 31, 1996 and 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in 14(a)(1) follow the signatures. Registrant is not required to provide the supplementary financial information required by Item 302.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

         The table below lists the current directors of the Company, consisting of four members from District One (comprised of the states of Minnesota, Illinois, Iowa and Wisconsin), four members from District Two (comprised of the state of North Dakota), two members from District Three (comprised of the states of South Dakota, Kansas and Nebraska), two members from District Four (comprised of the states of Montana and Wyoming) and two members from District Five (comprised of the states of Washington, Oregon, Utah and Idaho). (In addition to the states referenced above, the Board of Directors has temporarily assigned the State of Missouri to District One, the States of Texas and Oklahoma to District Three, and the State of Colorado to District Four.) Each director must be an agricultural producer and an active patron of the Company (either directly or through an Affiliated Association) for a period of five years at the time of the director's election, must be less than 68 years of age at the time of election and cannot be an employee of the Company or of an Affiliated Association. The directors have been elected for staggered three-year terms, expiring in November of the years listed in the table below. Each director has been an agriculture producer for the past five years.


                                                                          Term
                                                              Director   Expires
Name and Address                    Age         District       Since     in Nov.
----------------                    ---         --------        -----    -------


Steven Burnet                       56             5             1983      1998
94699 Monkland Lane
Moro, OR  97039-9705

Steve Carney                        46             4             1988      1997
P.O. Box 1122
Scobey, MT  59263-1122

Edward Ellison                      61             1             1978      1999
RR 1, Box 46
Elbow Lake, MN  56531-9740

Sheldon Haaland                     58             1             1984      1997
RR 2, Box 55
Hanley Falls, MN  56245-9731

Jerry Hasnedl                       50             1             1995      1998
RR 1, Box 39
St. Hilaire, MN  56754

Edward Hereford                     58             5             1983      1997
RR 1, Box 53
Thornton, WA  99176-9710

Gerald Kuster                       62             2             1979      1997
RR 1, Box 46
Reynolds, ND  58275-9742

Leonard Larsen                      61             2             1993      1999
RR 1, Box 88
Granville, ND  58741

Tyrone Moos                         59             3             1991      1997
HCR 1, Box 1
Phillip, SD  57567-9601

Duane Risan                         61             2             1989      1998
RR 1, Box 4
Parshall, ND  58770-9703

Duane Stenzel                       51             1             1993      1999
RR 2, Box 173
Wells, MN  56097

Russell Twedt                       47             4             1993      1999
P.O. Box 296
Rudyard, MT  59540-0296

Merlin Van Walleghen                61             3             1993      1999
RR 1, Box 188
Letcher, SD  57359

William Zarak                       62             2             1983      1998
3711 124th Ave. S.W.
South Heart, ND  58655-9767


         Approximately one-third of the directors are elected annually by members acting through delegates.

         STEVEN BURNET. Mr. Burnet has been a director since 1983 and currently serves as Chairman of the Board. He grows dryland wheat and barley and supports a cow/calf and yearling operation. Mr. Burnet is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. He also serves as a director on the Agricultural Co-op Council of Oregon.

         STEVE CARNEY. Mr. Carney has been a director since 1988 and currently serves as Secretary Treasurer. Mr. Carney operates a spring wheat and durum farm with his wife and brother. He is a former president of Farmers Union Grain Company (Peerless) and Farmers Union Grain Terminal of Daniels County. He is also a member of several local cooperatives.

         EDWARD ELLISON. Mr. Ellison has been a director since 1978. Together with his sons, he raises wheat, soybeans and corn on his Grant County, Minnesota, farm. Mr. Ellison is on the board of the Minnesota Association for Cooperatives and an alternate to the Agricultural Cooperative Development International (ACDI) board of directors. He also serves as a member of the Farmland Insurance and the Ag Utilization Research Institute (AURI) boards of directors.

         SHELDON HAALAND. Mr. Haaland has been a director since 1984 and currently serves as Assistant Secretary and Treasurer. He and his family farm 550 acres of corn, soybeans and wheat. Mr. Haaland is a member of several cooperatives and has previously served on the boards of Cottonwood Co-op Oil Company and Western Transport Co-op and as an advisory board member of the Southwest State University Co-op Program.

         JERRY HASNEDL. Mr. Hasnedl has been a director since 1995. He farms wheat, barley, sunflowers, corn, alfalfa and registered seed for MCIA. Mr. Hasnedl is a member of several cooperatives as well as the Minnesota Crop Improvement Association and Minnesota Farmers Union. He also is a farmer/dealer for Northrup King Seeds.

         EDWARD HEREFORD. Mr. Hereford has been a director since 1983. He and his two sons produce wheat, barley, peas and lentils on his dryland farm. Mr. Hereford is a director of the Idaho Co-op Council, a board member of the ACDI and a member of the Thornton Grange, the Washington Association of Wheat Growers and the Washington Association of Peas and Lentils Growers.

         GERALD KUSTER. Mr. Kuster has been a director since 1979. He and his sons operate a 3,000-acre farm. Mr. Kuster is President of Agri City Cooperative Services in Grand Forks, North Dakota, and Central Valley Bean Cooperative in Buxton, North Dakota. He also serves as president of Reynolds United Cooperative.

         LEONARD LARSEN. Mr. Larsen has been a director since 1993. He farms a 1,440-acre grain and sunflower operation and is vice president of the Granville area Development Corp. Mr. Larsen is also a member of Dakota Growers Pasta Company.

         TYRONE MOOS. Mr. Moos has been a director since 1991 and currently serves as Second Vice Chairman. He and his wife, together with their son and son-in-law, operate a combination farm and ranch raising winter wheat, barley and millet as well as managing cow-calf and hog finishing operations. Mr. Moos is a former member of the local co-op elevator board.

         DUANE RISAN. Mr. Risan has been a director since 1989. He raises durum, spring wheat and barley and, as a former educator, has a degree in mathematics and education from Jamestown College. He is a member of Dakota Growers Pasta Company and a patron of Dakota Quality Grain Co-op.

         DUANE STENZEL. Mr. Stenzel has been a director since 1993. He raises 620 acres of sweet corn, corn and soybeans on his south central Minnesota farm. Mr. Stenzel is a board member of Grainland Cooperative and past president of the Wells Farmer Elevator.

         RUSSELL TWEDT. Mr. Twedt has been a director since 1993. He is a third-generation Hill County farmer and rancher, and he and his family raise wheat and barley, with a cow/calf operation. He is a member of the Montana Grain Growers Association and Montana Farmers Union.

         MERLIN VAN WALLEGHEN. Mr. Van Walleghen has been a director since 1993. He and his son raise corn and soybeans and operate a livestock finishing operation. He is a past Board president of the Mitchell Farmers Cooperative Elevator Association and past member of Mitchell Technical Institutes Agricultural Advisory Board. He is also Chairman of the Sanborn County Development Board.

         WILLIAM ZARAK. Mr. Zarak has been a director since 1983 and currently serves as First Vice Chairman. He owns and operates a 2,000-acre farm with his wife and two sons where they raise small grains, corn, beef cows and hogs and also backgrounds calves. Mr. Zarak is also a member of Dakota Growers Pasta

Company.

Directors' Compensation

         The Board of Directors meets monthly. The Company provides its directors with annual compensation of $24,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $6,000, paid in twelve monthly payments, a per diem payment of $122.50 plus travel allowance for actual days away from home while attending Board Meetings, a per diem of $250 plus actual expenses and travel allowance for each day spent on other Company business, life insurance, and an annuity plan providing for benefits to become payable monthly when a director reaches age 62.

Committees of the Board of Directors

         The Board of Directors does not have any standing committees. The Board appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salary and incentive compensation of the Chief Executive Officer and reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls.

Compensation Committee Interlocks and Insider Participation

         As noted above, the Company's Board of Directors does not have a Compensation Committee. The entire Board of Directors determines the compensation of the Chief Executive Officer and the terms of the employment agreement with the Chief Executive Officer. The Chief Executive Officer determines the compensation for all other executive officers.

Limitation of Liability and Indemnification

         The Company's Articles of Incorporation limit the liability of directors in their capacity as directors to the full extent permitted by Minnesota law. As permitted by Minnesota law, the Company's Articles of Incorporation provide that a director shall not be personally liable to the Company or its members for monetary damages for breach of fiduciary duty as a director, except for liability for a breach of the director's duty of loyalty to the Company or its members, for acts of omissions not in good faith or that involve intentional misconduct or a knowing violation of law, for a transaction from which the director derived an improper personal benefit or for an act or omission occurring prior to the date when such provisions became effective.

         The provision of the Articles of Incorporation limits only the liability of directors, not officers. These provisions do not affect the availability of equitable remedies, such as an action to enjoin or rescind a transaction involving a breach of fiduciary duty, although, as a practical matter, equitable relief may not be available. The above provisions also do not limit liability of the directors for violations of, or relieve them from the necessity of complying with, the federal securities laws.

         The Bylaws of the Company require the Company to indemnify each director, officer, manager, employee or agent of the Company, and any person serving at the request of the Company as a director, officer, manager, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred to the fullest extent permitted under the laws of Minnesota.

Executive Officers

         The table below lists the executive officers of the Company, none of whom holds any equity in the Company. Officers are elected annually by the Board of Directors.


         Name           Age           Position
         ----           ---           --------

John D. Johnson          48      President and Chief Executive Officer

T. F. Baker              54      Group Vice President  -  Finance

Michael H. Bergeland     52      Group Vice President  -  Grain & Agri Services

Garry A. Pistoria        55      Group Vice President  -  Wheat Milling

James Tibbetts           47      Group Vice President  -  Oilseed Processing and Packaging


         JOHN D. JOHNSON. Mr. Johnson was appointed President and Chief Executive Officer on January 1, 1995. Prior to his appointment to that position he held positions as Group Vice President of Farm Marketing & Supply, GTA Feeds Division General Manager, Director of Sales and Marketing for the GTA Feeds Division, Regional Sales Manager for GTA Feeds Division, and Feed Consultant GTA Feeds Division. He has 20 years total experience with the Company. Mr. Johnson graduated in 1970 from Black Hills State University at Spearfish, South Dakota, with a degree in Business Administration and Economics. He also serves on the Board of Directors of the National Council of Farmer Cooperatives (NCFC) and A.
C. Toepfer Intrade Grain Companies, and is Chairman of the NCFC Agriculture, Trade & Credit Committee. Mr. Johnson also serves on the Management Committee for Ventura Foods, LLC.

         THOMAS F. BAKER. Mr. Baker joined the Company in 1982 as Vice President of Finance. In 1992 he was appointed Group Vice President of Finance and holds that position at the present time. Mr. Baker obtained a Bachelor's Degree in accounting from the College of St. Thomas, did graduate work at the University of Minnesota, and obtained his CPA in the State of Minnesota. Mr. Baker serves on the Board of Governors for Ag States Agency, LLC and on the Management Committee for Ventura Foods, LLC. He is also a member of Minnesota Certified Public Accountants and Financial Executives Institute.

         MICHAEL H. BERGELAND. Mr. Bergeland, Group Vice President of Grain and Agri-Services, joined the Company in 1967. He is a native of Minnesota and attended Moorhead State College. Mr. Bergeland also serves as a board member of the Minneapolis Grain Exchange, Chairman of the Grain Committee for the National Council of Farmer Cooperatives, and a Committee Member and alternate director for A.C. Toepfer Intrade Grain.

         GARRY A. PISTORIA. Mr. Pistoria has been Group Vice President of Wheat Milling since 1985 and has been with the Company since 1961. Mr. Pistoria attended Montana State University and the College of Great Falls. He is a member of the National Pasta Association, the American Bakers Association and the Minneapolis Grain Exchange.

         JAMES TIBBETTS. On January 1, 1997, Mr. Tibbetts was appointed to the position of Group Vice President of the Oilseed Processing and Refining Division. From November of 1995 (when he joined the Company) through 1996, Mr. Tibbetts was Senior Vice President for the former Consumer Products Packaging Division (Holsum Foods Division). From 1977 to 1995, Mr. Tibbetts was a Senior Vice President for Farm Credit Leasing in Minneapolis, Minnesota. Mr. Tibbetts received a Bachelor of Science Degree in Business Administration in 1972 from Northern State University in Aberdeen, South Dakota. He serves on the Management Committee for Ventura Foods, LLC.


ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose total salary and bonus or similar incentive payment earned during the year ended May 31, 1997, exceeded $100,000 (the "Named Executive Officers"):

     Summary Compensation Table

                                                          Annual Compensation
                                 -------------------------------------------------------------
                                 Year Ended                                      Other Annual           All Other
                                   May 31,       Salary(1)       Bonus(1)       Compensation(2)      Compensation(3)
                                   -------         ---------     --------       ---------------      ---------------
John D. Johnson
  President and Chief
    Executive Officer ..            1997            $500,000      150,000            $  7,172            $  7,186

Thomas F. Baker
  Group Vice President--
    Finance ............            1997             235,000      122,200               9,226               6,036

Michael H. Bergeland


  Group Vice President--
    Grain and Agri-
    Services ...........            1997             224,000      120,000               7,048               7,890

Garry A. Pistoria
  Group Vice President--
    Wheat Milling ......            1997             180,000       90,000               6,905               5,474

James Tibbetts
  Group Vice President--
    Oilseed Processing
    and Refining
    Division ...........            1997             160,000       80,000               5,699               2,882


--------------------

(1) Amounts shown include amounts deferred at the employee's election under the Company's Deferred Compensation Program.

(2)      Amounts shown include personal use of a Company vehicle.

(3) Other compensation includes the Company's matching contributions under the Company's 401(K) Plan and the portion of group term life insurance premiums paid by the Company.

         On January 23, 1997, the Company entered into an Employment Agreement with John D. Johnson. The Employment Agreement provides for a rolling three-year period of employment commencing on January 23, 1997, at an initial base or fixed salary of at least $500,000, subject to annual review. Mr. Johnson's employment may be terminated by either party on at least 30 days' written notice, subject to the rights and obligations set forth in the Employment Agreement. The Company is obligated to pay Mr. Johnson a severance allowance for three years equal to Mr. Johnson's base or fixed salary and to continue family health insurance coverage for at least one year in the event Mr. Johnson's employment is terminated for any reason other than for cause (as such term is defined in the Employment Agreement), death, disability or voluntary termination. The Employment Agreement also contains covenants by Mr. Johnson not to compete with the Company and not to solicit the Company's customers or employees during the period that Mr. Johnson accepts the severance allowance. The Company and Mr. Johnson have also agreed that in the event of Mr. Johnson's voluntary termination the Company will not owe Mr. Johnson any severance allowance and Mr. Johnson will not compete against the Company for a period of three years. Either party may terminate the Employment Agreement and all of the rights and obligations of the parties thereunder, upon at least three years' written notice to the other party.

     Management Compensation Incentive Program

         Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending May 31, 1997. The Incentive Program is based on Company and group or division performance. The criteria for measurement consists of Economic Value Added (EVA), earnings and Member Value Index; a subjective evaluation of value provided to members and customers. These amounts were paid after May 31, 1997. The maximum incentive is 60% of base compensation.

     Retirement Plan

         Each of the Named Executive Officers is entitled to receive benefits under the Harvest States Cooperatives Cash Balance Retirement Plan (the "Retirement Plan"). An employee's benefit under the Retirement Plan depends on credits to the employee's account, which are based on the employee's total salary each year the employee works for the Company, the length of service with the Company and the rate of interest credited to the employee's account balance each year. Credits are made to the employee's account from Pay Credits, Special Career Credits and Investment Credits.

         The amount of Pay Credits added to an employee's account each year is a percentage of the employee's gross salary, including overtime pay, commissions, severance pay, bonuses, any compensation reduction pursuant to the 401(K) Plan and any pretax contribution to any of the Company's welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The Pay Credits percentage received is determined on a yearly basis, based on the years of Benefit Service completed as of January 1 of each year. An employee receives one year of Benefit Service for every calendar year of employment in which the employee completed at least 1,000 hours of service.

Effective January 1, 1997, Pay Credits are earned according to the following schedule:

              Years of Benefit Service:           Pay Credit Equals:
              -------------------------           ------------------
              1 to 7 years                        4% of total salary
              8 to 11 years                       5% of total salary
              12 years and more                   6% of total salary

         Special Career Credits were designed to supplement the benefits of mid-career employees affected by the change from the former plan to the current Retirement Plan. Employees qualify for Special Career Credits only if they were employed by the Company and met certain age and service requirements (as defined by the Retirement Plan) on January 1, 1988. The following table shows the credits for those who qualify:

              Total of Age and Benefit
              Service on January 1, 1988:        Special Career Credits:
              ---------------------------        -----------------------
              50 to 54                           1% of total salary
              55 to 59                           2% of total salary
              60 to 64                           3% of total salary

              65 to 69                           4% of total salary
              70 or more                         5% of total salary

Special Career Credits continue at the percentage rate determined from the employee's status on January 1, 1988, for as long as the employee is with the Company.

         The Company credits an employee's account at the end of the year with an Investment Credit based on the balance at the beginning of the year. The Investment Credit is based on the average return for one-year U.S. Treasury Bills for the preceding 12-month period. The maximum Investment Credit will not exceed 12% for any year.

         As of December 31, 1996, the dollar value of the account of each of the Named Executive Officers was:

          John D. Johnson .................. $180,334

          Thomas F. Baker ..................  215,878

          Michael H. Bergeland .............  379,744

          Garry A. Pistoria ................  441,761

          James Tibbetts ...................    2,258

         Mr. Pistoria and Mr. Bergeland could be eligible for a retirement benefit, under a grandfather provision of a prior provision of the plan, instead of the above amount. Such amount would be affected by age at retirement and salary.

Deferred Compensation Plan

         Effective April 1, 1994, the Company established the Harvest States Cooperatives Deferred Compensation Plan (the "Deferred Compensation Plan"). Participants in the Deferred Compensation Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Under the Deferred Compensation Plan, a participant may elect to have an amount of deferred compensation credited to the participant's account for the applicable Plan Year (as defined in the Deferred Compensation Plan). The compensation actually earned during the Plan Year by a participant who elects deferred compensation is reduced by the percentage or amount so elected. A participant may elect to contribute no more than 30% of each payment of base compensation, provided that the percentage selected is expected to result in annual contributions totaling at least $1,000. Also, the participant may elect to contribute either a percentage or a specific dollar amount of any bonus or similar incentive payment that may become payable during the Plan Year, provided the contribution will not be less than the smaller of $1,000 or 100% of the bonus payable. The deferred compensation credited under the Deferred Compensation Plan is allocated to the account of the participant as of the date that the compensation would otherwise have been paid to the Participant in cash. Income is credited to each account each Plan Year at an annual rate equal to 1% over the five-year U.S. Treasury

Bond rate as of October 1 of the year preceding the Plan Year, as adjusted as appropriate to reflect contributions to and distributions from the account during the Plan Year.

         A participant's credits to his or her account are unsecured obligations of the Company to pay the participant the actual amount of the credits upon distribution pursuant to the Deferred Compensation Plan. Each participant or beneficiary is only a general creditor of the Company with respect to his or her account. Accounts are maintained for recordkeeping purposes only. Obligations of the Company to pay benefits under the Deferred Compensation Plan may be satisfied by distributions from a grantor trust created by the Company in its sole discretion for such purpose. The Company has not created any such trust.

         Amounts credited to a participant's account are distributed on a predetermined date, such as the date of retirement or the date the participant attains a particular age, in either a lump sum or in installments pursuant to the participant's prior irrevocable election. The Deferred Compensation Plan also provides for distribution upon the participant's death or disability, for unforeseeable emergencies and upon termination of the plan.

          The President of the Company may at any time amend the Plan in whole or in part for any reason. No amendment may decrease the benefits under the Plan which have accrued prior to the date of such amendment, but any amendment may modify the interest rate to be used for future deferrals and for the balance in each account on the date the amendment was adopted. The Company, by action of the President, may at any time terminate the Plan.

     401(k) Plan

         Each Named Executive Officer is eligible to participate in the Harvest States Cooperatives Savings Plan (the "401(k) Plan"). All employees of the Company who are eligible for the Retirement Plan and who are not production employees and who are not covered by a collective bargaining agreement are eligible to participate in the 401(k) Plan. Effective January 1, 1997 participants may contribute between 1% and 15% (not to exceed 8% in the case of "highly compensated" employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a "highly compensated" employee. The Company matches 50% of the first 6% of pay contributed each year. The Company's Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and in any Company matching contribution made on the participant's behalf.

     Deferred Compensation Supplemental Retirement Plan

         Each of the Named Executive Officers may participate in the Harvest Sates Cooperatives Deferred Compensation Supplemental Retirement Plan (the "Supplemental Plan"). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation deferred under the Deferred Compensation Plan is not eligible for Pay Credits or Special Career Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code. As of December 31, 1996, the dollar value of the account of each of the Named Executive Officers will be approximately:

          John D. Johnson ......................   $94,772

          Thomas F. Baker ......................    62,161

          Michael H. Bergeland .................   526,035

          Garry A. Pistoria ....................   723,252

          James Tibbetts .......................        --


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership of equity securities as of July 31, 1997, is shown below:

                                                              Amount and
                                                              nature of
Title of                                                      beneficial
Class             Name of beneficial owner (1)                ownership         % of Class
-----             ----------------------------                ---------         ----------
Wheat Milling Equity Participation Units:

                  Directors:
                  Steven Burnet                               30,000 units      *
                  Steve Carney                                27,000 units      *
                  Edward Ellison                               6,000 units      *
                  Sheldon Haaland                                 --
                  Jerry Hasnedl                               10,000 units      *
                  Edward Hereford                                 --
                  Gerald Kuster                               22,000 units      *
                  Leonard Larsen                               9,000 units      *
                  Tyrone Moos                                  3,000 units      *
                  Duane Risan                                 24,000 units      *
                  Duane Stenzel                                   --
                  Russell Twedt                                5,000 units      *
                  Merlin Van Walleghen                            --
                  William Zarak                                6,000 units      *

                  John D. Johnson                                 --
                  Thomas F. Baker                                 --
                  Michael H. Bergeland                            --


                  Garry A. Pistoria                               --
                  James Tibbetts                                  --
                                                              ----------------  -----
Directors and executive officers as a group                   142,000 units     2.97%
                                                              ----------------  -----


Oilseed Processing and Refining Equity Participation Units:

                  Directors:
                  Steven Burnet                                   --
                  Steve Carney                                    --
                  Edward Ellison                              12,000 units      1.12%
                  Sheldon Haaland                              1,500 units      *
                  Jerry Hasnedl                                1,500 units      *
                  Edward Hereford                                 --
                  Gerald Kuster                                5,000 units      *
                  Leonard Larsen                                  --
                  Tyrone Moos                                     --
                  Duane Risan                                     --
                  Duane Stenzel                                2,500 units      *
                  Russell Twedt                                   --
                  Merlin Van Walleghen                         6,000 units      *
                  William Zarak                                   --


                  John D. Johnson                                 --
                  Thomas F. Baker                                 --
                  Michael H. Bergeland                            --
                  Garry A. Pistoria                               --
                  James Tibbetts                                  --
                                                              ----------------  -----
Directors and executive officers as a group                   28,500 units      2.65%
                                                              ----------------  -----


----------------------------------
(1) Includes units held by spouse.
*   Less than 1%.

No director listed above has the right or option to acquire beneficial ownership in additional securities other than by purchase on the open market from current holders of such securities. Executive officers, as non-producers, are ineligible to hold these securities.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Because directors must be active patrons of the Company or an Affiliated Association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company. During each of the three years ended May 31, 1997, the value of those transactions between a particular director (and members of such directors' immediate family, which includes such director's spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company that exceeded $60,000 are shown below.


                                       Year Ended May 31,
                            ----------------------------------------
Name                          1997            1996             1995
-------------               --------        --------        --------
William Zarak               $ 55,644        $303,125        $ 72,863
Russell Twedt                101,031         121,257          94,704
Steve Carney                 250,641         746,263         466,933
Tyrone Moos                  172,527
Jerry Hasnedl                143,369
Merlin Van Walleghen         148,275



                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K.

          I. HARVEST STATES COOPERATIVES

         Report of Independent Accountants

         Consolidated Balance Sheets as of May 31, 1997 and 1996

         Consolidated Statements of Earnings for the Years Ended May 31, 1997, 1996, and 1995

         Consolidated Statements of Capital for the Years Ended May 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows for the Years Ended May 31, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements for the Years Ended May 31, 1997, 1996, and 1995

         II. OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

         Report of Independent Accountants

         Balance Sheets as of May 31, 1997 and 1996

         Statements of Earnings for the Years Ended May 31, 1997, 1996, and 1995

         Statements of Defined Business Unit Equity for the Years Ended May 31, 1997, 1996, and 1995

         Statements of Cash Flows for the Years Ended May 31, 1997, 1996, and
         1995

         Notes to Financial Statements for the Years Ended May 31, 1997, 1996, and 1995


         III. WHEAT MILLING DEFINED BUSINESS UNIT

         Report of Independent Accountants

         Balance Sheets as of May 31, 1997 and 1996

         Statements of Earnings for the Years Ended May 31, 1997, 1996, and 1995

         Statements of Defined Business Unit Equity for the Years Ended May 31, 1997, 1996, and 1995

         Statements of Cash Flows for the Years Ended May 31, 1997, 1996, and
         1995

         Notes to Financial Statements for the Years Ended May 31, 1997, 1996, and 1995

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         None.

(a) (3)  EXHIBITS

3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Bylaws of the Company. (1)

4.1 Resolutions of the Board of Directors creating the Equity Participation Units (Processing and Refining). (1)

4.2 Resolutions of the Board of Directors creating the Participation Units (Milling). (1)

10.1+ Lease Agreement between Peavey Company and Amber Milling Company, a division of Harvest States Cooperatives, effective as of August 31, 1994. (1)

10.2 Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960. (1)

10.3 Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996. (1)

10.4+ Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996. (1)

10.5 Partnership Agreement between Continental Grain Company and Harvest States Cooperatives dated September 23, 1992. (1)

10.5(a) Amendment No. 1 to Partnership Agreement between Continental Grain and Harvest States Cooperatives effective June 1, 1997. (2)

10.6     Harvest States Cooperatives Deferred Compensation Plan. (1)

10.7 Harvest States Cooperatives Deferred Compensation Supplemental Retirement Plan. (1)

10.8     Harvest States Cooperatives Management Compensation Program. (1)

10.9 Revolving Credit Agreement by and among Harvest States Cooperatives, Banque Nationale de Paris et al., the St. Paul Bank for Cooperatives and CoBank, ACB dated November 1, 1996. (1)

10.10 Amended and Restated Master Syndicated Loan Agreement by and among Harvest States Cooperatives, CoBank, ACB (successor to the National Bank for Cooperatives) and the St. Paul Bank for Cooperatives dated October 28, 1996. (1)

10.11 Fourth Supplement to the August 30, 1994 Master Syndicated Loan Agreement by and among Harvest States Cooperatives, CoBank, ACB (successor to the National Bank for Cooperatives) and the St. Paul Bank for Cooperatives dated October 28, 1996. (1)

10.11(a) Promissory Note of Harvest States Cooperatives to the St. Paul Bank for
         Cooperatives for $25,000,000 dated October 28, 1996. (1)

10.11(b) Promissory Note of Harvest States Cooperatives to CoBank, ACB for
         $25,000,000 dated October 28, 1996. (1)

10.12 Third Supplement to the August 30, 1994 Master Syndicated Loan Agreement by and among Harvest States Cooperatives, CoBank, ACB (successor to the National Bank for Cooperatives) and the St. Paul Bank for Cooperatives dated December 15, 1995. (1)

10.12(a) Promissory Note of Harvest States Cooperatives to the St. Paul Bank for
         Cooperatives for $10,000,000 dated December 15, 1995. (1)

10.12(b) Promissory Note of Harvest States Cooperatives to CoBank, ACB for
         $10,000,000 dated December 15, 1995. (1)

10.13 First Supplement to the August 30, 1994 Master Syndicated Loan Agreement by and among Harvest States Cooperatives, the National Bank for Cooperatives and the St. Paul Bank for Cooperatives dated August 30, 1994. (1)

10.13(a) Promissory Note of Harvest States Cooperatives to the St. Paul Bank for
         Cooperatives for $42,500,000 dated August 30, 1994. (1)

10.13(b) Promissory Note of Harvest States Cooperatives to the National Bank for
         Cooperatives for $42,500,000 dated August 30, 1994. (1)

10.14 Employment Agreement between John D. Johnson and Harvest States Cooperatives dated January 23, 1997. (1)

10.15 Lease Agreement between the Port of Houston Authority of Harris County, Texas and Harvest States Cooperatives, dated October 3, 1995. (1)

10.16 Lease Agreement between Lackawanna County Railroad Authority and Amber Milling Company, a division of Harvest States Cooperatives dated June 1, 1997. (2)

21.1     Subsidiaries of the Registrant. (1)

24       Power of Attorney. (2)

27       Financial Data Schedule. (2)

--------------------------------

+ Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibits 10.1 and 10.4 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-17865), effective February 14, 1997.

(2)      Filed herewith.





(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended May 31, 1997.

(c)      EXHIBITS

         The exhibits shown in Item 14(a)(3) above are being filed herewith.

(d)      SCHEDULES

         None.

SUPPLEMENTAL INFORMATION

         The Company has not yet distributed annual reports. It will do so in November of 1997 and will provide a copy to the Commission at that time. As a cooperative, the Company does not utilize proxy statements.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1997.


HARVEST STATES COOPERATIVES

By:


/s/ John D. Johnson
-------------------------
John D. Johnson
President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 1997:


/s/ John D. Johnson                 President and Chief Executive Officer
--------------------------          (principal executive officer)
John D. Johnson

/s/ T. F. Baker                     Group Vice President - Finance
--------------------------          (principal financial officer)
T. F. Baker

/s/ John Schmitz                    Vice President - Corporate Accounting
--------------------------          (principal accounting officer)
John Schmitz

Steven Burnet*                      Chairman of the Board of Directors

Steve Carney*                       Director

Sheldon Haaland*                    Director

Jerry C. Hasnedl*                   Director

Edward Hereford*                    Director

Gerald Kuster*                      Director

Tyrone A. Moos*                     Director

Duane G. Risan*                     Director

William J. Zarak, Jr.*              Director

Edward Ellison*                     Director

Leonard D. Larsen*                  Director

Duane Stenzel*                      Director

Russell W. Twedt*                   Director

Merlin Van Walleghen*               Director



* By /s/ John D. Johnson
     ---------------------------
         John D. Johnson
          Attorney - in - fact

INDEPENDENT AUDITORS' REPORT


Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

We have audited the consolidated balance sheets of Harvest States Cooperatives and subsidiaries (the Company) as of May 31, 1997 and 1996 and the related consolidated statements of earnings, capital, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.


                                             Deloitte & Touche, LLP

August 15,1997

HARVEST STATES COOPERATIVES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------
                                                    1997                  1996

ASSETS

CURRENT ASSETS:
   Cash                                       $    38,064,191    $   21,426,227
   Receivables (Note 2)                           267,517,690       367,244,539
   Inventories (Note 3)                           248,373,247       434,507,118
   Prepaid expenses and deposits                   25,562,366        41,825,850
                                              ---------------    --------------
           Total current assets                   579,517,494       865,003,734

OTHER ASSETS:
   Investments (Note 4)                           126,547,616        83,269,566
   Other (Note 5)                                  46,489,678        48,353,983
                                              ---------------    --------------
           Total other assets                     173,037,294       131,623,549

PROPERTY, PLANT, AND EQUIPMENT (Notes 6 and 7)    224,150,965       232,145,401
                                              ---------------    --------------
                                              $   976,705,753    $1,228,772,684
                                              ===============    ==============

LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Notes payable (Note 7)                     $    98,000,000    $  324,000,000
   Patron credit balances                          25,190,513        29,007,419
   Advances received on grain sales               125,071,207       201,825,190
   Drafts outstanding                              32,698,943        23,837,715
   Accounts payable and accrued expenses          152,451,010       163,435,268
   Patronage dividends payable                     13,200,000        13,100,000
   Current portion of long-term debt (Note 7)      21,094,774        13,923,204
                                              ---------------    --------------
           Total current liabilities              467,706,447       769,128,796

LONG-TERM DEBT (Note 7)                           113,363,692       118,705,972

OTHER LIABILITIES                                  10,536,301         3,685,797

COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)

CAPITAL (Note 8)                                  385,099,313       337,252,119
                                              ---------------    --------------
                                              $   976,705,753    $1,228,772,684
                                              ===============    ==============


See notes to consolidated financial statements.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                   1997                 1996                 1995
REVENUES:
   Sales:
     Grain                                  $   6,036,502,624    $   7,127,223,407    $   4,191,665,535
     Processed grain                              730,101,124          819,863,541          708,219,307
     Feed and farm supplies                       258,235,512          207,252,696          156,699,068
                                            -----------------    -----------------    -----------------
                                                7,024,839,260        8,154,339,644        5,056,583,910

   Patronage dividends                             15,947,049           13,278,997            6,512,481
   Other revenues (Note 12)                        68,627,552           68,339,523           57,556,984
                                            -----------------    -----------------    -----------------
                                                7,109,413,861        8,235,958,164        5,120,653,375

COSTS AND EXPENSES:
   Cost of goods sold                           6,967,937,476        8,076,073,326        4,981,820,272
   Marketing, general, and administrative          63,341,552           70,054,248           69,509,491
   Interest                                        19,378,833           31,921,936           19,268,575
                                            -----------------    -----------------    -----------------
                                                7,050,657,861        8,178,049,510        5,070,598,338
                                            -----------------    -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                       58,756,000           57,908,654           50,055,037

INCOME TAXES (Note 11)                              6,200,000            6,900,000            5,100,000
                                            -----------------    -----------------    -----------------

NET EARNINGS                                $      52,556,000    $      51,008,654    $      44,955,037
                                            =================    =================    =================

DISTRIBUTION OF NET EARNINGS:
   Cash to patrons                          $      13,200,000    $      13,220,462    $      10,992,918
   Patronage certificates                          30,800,000           30,877,406           25,617,898
   Nonpatronage certificates                        7,885,168            6,115,487            7,912,297
   Capital reserve                                    670,832              795,299              431,924
                                            -----------------    -----------------    -----------------
           Net earnings                     $      52,556,000    $      51,008,654    $      44,955,037
                                            =================    =================    =================


See notes to consolidated financial statements.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CAPITAL
--------------------------------------------------------------------------------
                                                                                               OILSEED
                                                                                    WHEAT    PROCESSING &
                                                     PATRONAGE     NONPATRONAGE    MILLING     REFINING     PATRONAGE      CAPITAL
                                          TOTAL     CERTIFICATES   CERTIFICATES     EPU'S        EPU'S       PAYABLE       RESERVE
                                      ------------  ------------   ------------  -----------  -----------  ------------  -----------
BALANCE AT MAY 31, 1994:
   Stated as capital                  $270,761,017  $198,157,446                                          $ 21,900,000  $50,703,571
   Stated as current liability           9,400,000                                                           9,400,000
                                      ------------  ------------                                          ------------
                                       280,161,017   198,157,446                                            31,300,000   50,703,571

   Distribution of patronage
     dividends payable for preceding
     year, including cash payment of
     $9,945,967                         (9,945,967)   23,187,069   $ 1,832,136                             (31,300,000)  (3,665,172)
   Redemption of capital equity
     certificates                       (5,728,997)   (5,728,997)
   Other                                 1,046,803       150,004                                                            896,799
   Net earnings                         44,955,037                                                          36,700,000    8,255,037
   Patronage dividends payable in
     cash, stated as a current
     liability                         (11,000,000)                                                        (11,000,000)
                                      ------------  ------------   -----------                            ------------

BALANCE AT MAY 31, 1995:
   Stated as capital                   299,487,893   215,765,522     1,832,136                              25,700,000   56,190,235
   Stated as current liability          11,000,000                                                          11,000,000
                                      ------------  ------------   -----------                            ------------
                                       310,487,893   215,765,522     1,832,136                              36,700,000   56,190,235

   Distribution of patronage
     dividends payable for preceding
     year, including cash payment of
     $10,992,918                       (10,992,918)   25,617,898     7,912,297                             (36,700,000)  (7,823,113)
   Redemption of capital equity
     certificates                       (6,554,160)   (6,547,372)       (6,788)
   Equities issued                       8,721,542     8,721,542
   Other                                (2,318,892)   (2,041,438)        2,350                                             (279,804)
   Net earnings                         51,008,654                                                          43,700,000    7,308,654
   Patronage dividends payable in
     cash, stated as a current
     liability                         (13,100,000)                                                        (13,100,000)
                                      ------------  ------------   -----------                            ------------

BALANCE AT MAY 31, 1996:
   Stated as capital                   337,252,119   241,516,152     9,739,995                              30,600,000   55,395,972
   Stated as current liability          13,100,000                                                          13,100,000
                                      ------------  ------------   -----------                            ------------
                                       350,352,119   241,516,152     9,739,995                              43,700,000   55,395,972

   Distribution of patronage
     dividends payable for preceding
     year, including cash payment of
     $13,220,462                       (13,220,462)   30,877,406     6,115,487                             (43,700,000)  (6,513,355)
   Redemption of capital equity
     certificates                       (8,204,091)   (8,130,378)      (73,713)
   Equities issued                       5,066,250     5,066,250
   Other                                   912,807        89,752      (637,329)                                           1,460,384
   Net earnings                         52,556,000                                                          44,000,000    8,556,000
   Initial investment offering          10,836,690    (2,035,171)               $ 9,574,000  $ 4,296,000                   (998,139)
   Patronage dividends payable in
     cash, stated as a current
     liability                         (13,200,000)                                                        (13,200,000)
                                      ------------  ------------   -----------  -----------  -----------  ------------  -----------

BALANCE AT MAY 31, 1997               $385,099,313  $267,384,011   $15,144,440  $ 9,574,000  $ 4,296,000  $ 30,800,000  $57,900,862
                                      ============  ============   ===========  ===========  ===========  ============  ===========

See notes to consolidated financial statements.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                           1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $  52,556,000   $  51,008,654   $   44,955,037
   Adjustments to reconcile net earnings to net cash flows:
     Depreciation and amortization                                      20,450,050      20,421,425       18,907,903
     Noncash gain on investment                                        (11,598,013)    (12,517,993)      (4,025,854)
     Noncash portion of patronage dividends received                   (11,050,057)     (9,607,657)      (4,622,221)
     Loss (gain) on sale of property, plant, and equipment               4,612,341        (853,024)      (1,196,717)
     Change in assets and liabilities:
       Receivables                                                      99,499,286     (33,013,948)    (103,580,123)
       Inventories                                                     186,133,871    (186,968,498)     (19,046,875)
       Patron credit balances                                           (3,816,906)    (30,483,224)      23,282,391
       Advances received on grain sales                                (76,753,983)     78,403,202       (1,264,842)
       Accounts payable, accrued expenses, and drafts outstanding       (2,123,030)     43,477,378        4,852,493
       Prepaid expenses, deposits, and other                            13,693,059     (25,590,317)      (7,973,268)
                                                                     -------------   -------------   --------------
           Total adjustments                                           219,046,618    (156,732,656)     (94,667,113)
                                                                     -------------   -------------   --------------
           Net cash provided by (used in) operating activities         271,602,618    (105,724,002)     (49,712,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant, and equipment           1,763,543       3,729,810        3,351,119
   Investments redeemed                                                 14,863,786       2,518,863        3,662,026
   Acquisition of property, plant, and equipment                       (42,372,618)    (40,501,980)     (69,314,689)
   Payments on notes receivable                                            632,526         398,851          391,412
   Investments                                                                          (1,274,069)      (1,843,097)
   Investments in joint ventures                                         5,736,097        (727,266)      (6,650,000)
   Other                                                                  (437,941)     (1,778,678)      (1,004,755)
                                                                     -------------   -------------   ---------------
           Net cash used in investing activities                       (19,814,607)    (37,634,469)     (71,407,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under line of credit agreements          (226,000,000)    124,000,000       87,000,000
   Long-term debt borrowings                                            18,795,000      57,961,058       51,000,000
   Principal payments on long-term debt                                (16,094,879)    (10,546,075)      (5,215,106)
   Principal payments under capital lease obligations                   (1,262,305)       (739,884)        (680,901)
   Redemption of capital equity certificates                            (8,204,091)     (6,554,160)      (5,728,997)
   Proceeds from sale of equity participation units, net of expenses    10,836,690
   Cash patronage dividends paid                                       (13,220,462)    (10,992,918)      (9,945,967)
                                                                     -------------   -------------   --------------
           Net cash (used in) provided by financing activities        (235,150,047)    153,128,021      116,429,029
                                                                     -------------   -------------   --------------

INCREASE (DECREASE) IN CASH                                             16,637,964       9,769,550       (4,691,031)

CASH AT BEGINNING OF YEAR                                               21,426,227      11,656,677       16,347,708
                                                                     -------------   -------------   --------------

CASH AT END OF YEAR                                                  $  38,064,191   $  21,426,227   $   11,656,677
                                                                     =============   =============   ==============


See notes to consolidated financial statements.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - Harvest States Cooperatives is a producer-owned agricultural cooperative organized for the mutual benefit of its members. Membership extends from the Midwest to the Pacific Northwest. The Cooperative's primary lines of business are grain marketing, milling, and oilseed processing. Members' grain is marketed through a network of inland and export elevators. Sales are both domestic and international.

        CONSOLIDATION - The consolidated financial statements include the accounts of Harvest States Cooperatives and its majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

        INVENTORIES - Grain and oilseed and processed grain and oilseed products are stated at market, including appropriate adjustment of open purchase, sales, and futures contracts. Feed and farm supply inventories are priced at the lower of cost (first-in, first-out method) or market.

        The Company follows the general policy of hedging its grain and oilseed inventories and unfilled orders for grain and oilseed products to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, however, are not completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's appraisal of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.

        INVESTMENTS - Investments in cooperatives are stated at cost including allocated equity and retainings. Patronage dividends are recorded at the time written notices of allocation are received. Joint ventures and other significant equity investments are accounted for under the equity method. Under the equity method, the Company recognizes its proportionate share of earnings or loss of the investee. Investments in other debt and equity securities are considered available for sale and are stated at market value, with unrealized amounts included in other equity.

        PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        INTANGIBLE ASSETS - Leasehold rights and other intangible assets are amortized using the straight-line method over 3 to 40 years.

        GRAIN AND OILSEED SALES - Grain and oilseed sales are recorded at time of shipment. Export sales, including those through joint ventures for the years ended May 31, 1997, 1996, and 1995 were as follows:

                                1997                1996              1995

        Africa           $    227,000,000    $    195,000,000   $    170,000,000
        Asia                2,318,000,000       2,150,000,000      1,080,000,000
        Europe                577,000,000         465,000,000        220,000,000
        North America         360,000,000         205,000,000         85,000,000
        South America          18,000,000          85,000,000         45,000,000

        INCOME TAXES - Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

        IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

        ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation. These reclassifications have no effect on the operating results of those years, as previously reported.


2.      RECEIVABLES

        Receivables as of May 31:

                                                        1997                1996

        Trade                                      $   213,501,012    $    297,112,614
        Elevator accounts                               56,172,256          59,163,181
        Other                                            8,819,422          18,003,744
                                                    ---------------    ----------------
                                                       278,492,690         374,279,539
        Less allowance for losses                      (10,975,000)         (7,035,000)
                                                   ---------------    ----------------
                                                   $   267,517,690    $    367,244,539
                                                   ===============    ================


3.      INVENTORIES

        Inventories as of May 31:

                                                        1997                1996

        Grain and oilseed                          $   176,605,333    $    351,504,342
        Processed grain and oilseed products            35,139,534          52,555,945
        Feed and farm supplies                          36,628,380          30,446,831
                                                   ---------------    ----------------
                                                   $   248,373,247    $    434,507,118
                                                   ===============    ================

4.      INVESTMENTS

        Investments as of May 31:

                                                        1997                1996

        Cooperatives:
           St. Paul Bank for Cooperatives          $     8,666,195    $      8,180,068
           National Bank for Cooperatives                3,546,889           2,855,489
           Cenex                                        16,391,560          12,361,642
           Central Ferry Terminal Association            1,222,415           1,222,283
           Pro Fac Cooperative                           1,789,706           1,769,656
           Land O' Lakes, Inc.                           7,692,077           3,460,903
           Ag Processing, Inc.                          16,614,505          14,044,556
           Intrade Corporation                           1,869,073           1,869,073
           Farmland Industries                           1,220,261             891,625
           Lewis-Clark Terminal, Inc.                    1,208,339           1,003,433
        Joint Ventures:
           HSPV, L.L.C.                                                      6,408,265
           Tacoma Export Marketing Company               9,163,887           9,330,337
           Ventura Foods, L.L.C.                        40,505,480           4,651,933
           Harvest States - Farmland Specialty Feed        854,678             954,678
           Ag States Agency, L.L.C.                      5,018,293           4,963,174
           Farmland-Harvest States, L.L.C.               1,092,660
        Archer Daniels Midland Common Stock              6,213,860           5,770,031
        International Malting Company                      700,000             700,000
        Other                                            2,777,738           2,832,420
                                                   ---------------    ----------------
                                                   $   126,547,616    $     83,269,566
                                                   ===============    ================


        Effective August 30, 1996, the Company transferred certain assets and liabilities of its consumer products packaging division, formerly known as Holsum Foods, for a 40% ownership interest in a joint venture known as Ventura Foods, L.L.C. Simultaneously with the Ventura Foods joint venture agreement, Ventura, a joint venture which was owned 50% by the Company was merged into Ventura Foods, L.L.C. Ventura Foods, L.L.C. is in the business of manufacturing and/or packaging and selling food products, including salad dressings, mayonnaise, margarine, salad oils, jams, jellies, olives, syrups, soup bases, and sauces to a national customer base. Profits and losses are shared in accordance with ownership percentages.


5.      OTHER ASSETS

        Other assets as of May 31:

                                                                                   1997                   1996
        Leasehold rights and other intangibles, less accumulated
          amortization of $6,824,986 and $7,145,101                         $       15,232,601    $      24,908,896
        Notes receivable                                                             1,520,511            1,780,474
        Prepaid expenses and other assets                                           29,736,566           21,664,613
                                                                            ------------------    -----------------
                                                                            $       46,489,678    $      48,353,983
                                                                            ==================    =================

6.      PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment as of May 31:

                                                               Estimated
                                                              Useful Life
                                                              in Years               1997                 1996

        Grain terminals and country elevators                   3 to 50      $     229,171,093    $     210,151,675
        Grain processing plants                                 3 to 40            163,918,161          199,403,336
        Feed plants                                             3 to 40             24,706,884           23,137,566
        Corporate office facilities                             3 to 40             12,654,230           11,512,620
                                                                             -----------------    -----------------
                                                                                   430,450,368          444,205,197
        Less accumulated depreciation                                             (206,299,403)        (212,059,796)
                                                                             -----------------    -----------------
                                                                             $     224,150,965    $     232,145,401
                                                                             =================    =================

        During the years ended May 31, 1997, 1996, and 1995, the Company capitalized interest of $588,731, $739,101, and $587,637, respectively.

7.      BORROWINGS

        NOTES PAYABLE:

        The Company has a seasonal loan agreement of $123,000,000 ($200,000,000 at May 31, 1996) committed with St. Paul Bank for Cooperatives, $9,000,000 and $128,250,000 of which were outstanding on May 31, 1997 and 1996, respectively. The Company has a seasonal loan agreement of $277,000,000 committed with National Bank for Cooperatives, $44,000,000 and $95,750,000 of which were outstanding on May 31, 1997 and 1996, respectively. The Company also has seasonal loan agreements of $150,000,000 committed with commercial banks, $45,000,000 and $100,000,000 of which were outstanding on May 31, 1997 and 1996, respectively. The average weighted interest rates as of May 31, 1997 and 1996 were 5.8% and 6.05%, respectively. Major financial covenants of the seasonal loan agreements provide that (1) the Company will maintain a working capital amount of not less than $100,000,000; (2) the Company shall have consolidated members and patrons' equity of not less than $275,000,000; and (3) the Company shall not have consolidated funded debt to consolidated members and patrons' equity in excess of .80 to
        1.00. The Company is also required to maintain investments in the St. Paul Bank for Cooperatives and the

        National Bank for Cooperatives based upon borrowing levels. Patronage allocations to the Company are used to maintain such required level of investment. No direct cash investment is required. The total unused seasonal loan commitment at May 31, 1997 was $452,000,000.


        LONG-TERM DEBT AT MAY 31:

                                                                                     1997                1996
        St. Paul Bank for Cooperatives, with fixed and variable
          interest rates from 6.43% to 8.75%, due in installments
          through 2007                                                          $    68,550,333    $     68,192,000
        National Bank for Cooperatives with fixed and variable
          interest rates from 6.43% to 7.51%, due in installments
          through 2007                                                               56,458,333          52,500,000
        Industrial Development Revenue Bonds, payable through
          July 2005, interest rate of 7.4%                                            2,100,000           3,300,000
        Capitalized lease obligations with fixed and variable rates,
          8.0% to 8.90% at May 31, 1997                                               5,551,793           6,522,624
        Mortgages payable and other                                                   1,798,007           2,114,552
                                                                                ---------------    ----------------
                                                                                    134,458,466         132,629,176
        Less current portion                                                        (21,094,774)        (13,923,204)
                                                                                ---------------    ----------------
                                                                                $   113,363,692    $    118,705,972
                                                                                ===============    ================


        Annual maturities of outstanding long-term indebtedness due in years ending after May 31, 1997 are as follows:

        1998                                                     $    21,094,774
        1999                                                          17,036,058
        2000                                                          18,080,431
        2001                                                          13,285,423
        2002                                                          13,487,139
        2003 and thereafter                                           51,474,641

8.      PATRONS' EQUITY

        In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. The cash portion of this distribution is determined annually by the Board of Directors, with the balance issued in the form of Patronage Certificates.

        Annual net earnings from sources other than patronage may be added to the Capital Reserve or, upon action by the Board of Directors, allocated to members in the form of Nonpatronage Certificates.

        The Board of Directors has authorized the redemption of Patronage Certificates held by patrons who are 72 years of age and those held by estates of deceased patrons. The Board of Directors has also authorized the redemption of Nonpatronage Certificates held by estates of deceased patrons.

        On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. Qualified subscribers are identified as Defined Members or representatives of Defined Members which are persons actually engaged in the production of agricultural products or associations of producers of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of Units held. Beginning in the fiscal year ended May 31, 1998, unit holders will participate in the net patronage sourced income from operations of the applicable defined business unit as patronage refunds. It is the Board of Directors goal to distribute patronage refunds attributable to Equity Participation Units in the form of 75% cash and 25% patrons' equities. Retirement of patrons' equities attributable to EPUs is at the discretion of the Board of Directors, but it is the Board's goal to retire such equity on a revolving basis seven years after declaration.

9.      RETIREMENT PLANS

        The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. Government bonds, money market funds, and immediate participation guarantee contracts.

        During the year ended May 31, 1995, several participants in a nonqualified supplemental defined benefit plan retired, which resulted in an actuarial loss of a magnitude that required a settlement adjustment to be recorded.

        Net pension expense for the years ended May 31 consists of the following:

                                                            1997             1996              1995
        Service cost - benefits earned during
          the period                                   $    2,883,242    $   2,496,711    $    2,564,115
        Interest cost on projected benefit obligation       5,907,204        5,587,377         6,376,612
        Actual return on plan assets                       (2,441,078)      (6,860,278)       (7,329,046)
        Net amortization and deferral                      (4,081,960)         555,130         1,165,499
        Benefit plan settlement adjustment                                                     3,020,077
                                                       --------------    -------------    --------------
                                                       $    2,267,408    $   1,778,940    $    5,797,257
                                                       ==============    =============    ==============

        The funded status of the plans and the amount recognized on the consolidated balance sheet as of May 31 are as follows:

                                                                                      1997               1996
        Actuarial present value of benefit obligations:
          Accumulated benefit obligation, including vested benefits
            of $75,515,800 and $74,406,137, respectively                          $   77,644,611    $    77,127,866
                                                                                  ==============    ===============
          Projected benefit obligation for service rendered to date               $   78,660,275    $    81,036,131
        Plan assets at fair value                                                     76,348,832         75,743,570
                                                                                  --------------    ---------------
        Plan assets less than projected benefit obligation                            (2,311,443)        (5,292,561)
        Unrecognized net loss                                                         27,737,539         25,449,810
        Unrecognized transition gain at June 1, 1985 being
          recognized over 13 years                                                    (1,259,030)        (2,517,627)
        Unrecognized prior-service cost                                               (1,330,578)         1,520,901
        Additional minimum liability                                                    (837,742)        (1,098,275)
                                                                                  --------------    ---------------
        Prepaid pension cost                                                      $   21,998,746    $    18,062,248
                                                                                  ==============    ===============

        The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.75% in 1997 and 1996, and 8.25% in 1995 and a rate of increase in future compensation of 5% in 1997, 1996, and 1995. The expected long-term rate of return on plan assets was 8.5% in 1997, 8% in 1996, and 8.5% in 1995.

10.     POSTRETIREMENT MEDICAL AND OTHER BENEFITS

        The Company provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

        The accrued postretirement medical and other benefits costs which are not funded were as follows at May 31:


                                                                      1997              1996
        Accumulated postretirement benefit obligation (APBO):
          Retirees                                                $   4,371,635   $      2,993,307
          Fully eligible active plan participants                       775,433          1,019,071
          Other active plan participants                              3,032,288          3,624,620
                                                                  -------------    ---------------
                  Total APBO                                          8,179,356          7,636,998

        Unrecognized transition obligation                           (8,501,474)        (9,430,105)
        Unrecognized net gains                                        3,526,263          4,059,863
                                                                  -------------    ---------------
        Accrued postretirement medical and other benefits cost    $   3,204,145    $     2,266,756
                                                                  =============    ===============


        The components of the net periodic cost are as follows:


                                                                       1997             1996              1995
        Service cost - benefits earned during the year            $      320,925    $     337,182    $      312,814
        Interest cost on projected benefit obligation                    594,742          548,997           739,055
        Amortization of unrecognized gains                              (147,241)        (228,025)          (41,435)
        Amortization of transition obligation                            531,392          554,710           554,710
        Curtailment cost                                                 205,947
                                                                  --------------    -------------    --------------
        Net periodic postretirement cost                          $    1,505,765    $   1,212,864    $    1,565,144
                                                                  ==============    =============    ==============

        The calculations assumed a discount rate of 7.75% in 1997 and 1996 and a health-care-cost trend rate of 9.5% in 1997, declining to 6.0% in 2004. If the health-care-cost trend rate increased by 1%, the APBO would increase by 6.4% and the service cost and interest cost components would increase by 8.5%.

11.     PROVISION FOR INCOME TAXES

        The provision for income taxes for each of the three years ended May 31 was as follows:


                                             1997             1996              1995
        Current provision               $    6,200,000    $   7,100,000    $    5,400,000
        Deferred - principally federal                         (200,000)         (300,000)
                                        --------------    -------------    --------------
        Total provision                 $    6,200,000    $   6,900,000    $    5,100,000
                                        ==============    =============    ==============


        Deferred income taxes, which are not significant, relate principally to allowances and accruals.

        A reconciliation of the statutory federal tax rate to the effective rate for each of the three years ended May 31 follows:


                                                                                     1997       1996       1995
        Statutory federal income tax rate                                             35.0%      35.0%      35.0%
        State and local income taxes, net of federal income tax benefit                4.9        4.3        2.6
        Patronage earnings                                                           (29.8)     (29.6)     (27.6)
        Other                                                                           .5        2.2         .2
                                                                                    ------     ------     ------
        Effective rate                                                                10.6%      11.9%      10.2%
                                                                                    ======     ======     ======



12.     OTHER REVENUES

                                                                              Years Ended May 31
                                                               ----------------------------------------------------
                                                                    1997              1996               1995
        Storage and handling                                   $    7,424,823     $    8,722,537    $     9,168,022
        Service revenues                                           27,419,350         20,572,679         15,942,394
        Commission                                                  5,879,621          6,837,272          6,722,261
        Joint venture income                                       11,598,013         12,517,993          4,025,854
        Gain (loss) on sale of property, plant,
          and equipment                                            (4,612,341)           853,024          1,196,717
        Interest income                                             9,448,433         11,581,221         11,471,627
        Other                                                      11,469,653          7,254,797          9,030,109
                                                               --------------     --------------    ---------------
                                                               $   68,627,552     $   68,339,523    $    57,556,984
                                                               ==============     ==============    ===============

13.     COMMITMENTS AND CONTINGENCIES

        At May 31, 1997 and 1996, the Company stored grain and processed grain products for others totaling $61,200,000 and $37,900,000, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company inventory.

        The Company is a guarantor for lines of credit for related companies totaling $26,000,000, of which $10,200,000 was outstanding as of May 31, 1997. All outstanding loans are current with respective creditors as of May 31, 1997.

        The Company leases approximately 3,400 rail cars with remaining lease terms of one to ten years. In addition, the Company leases vehicles and various manufacturing equipment.

        Minimum rental payments due under these operating leases at May 31, 1997, are as follows:


                                  Rail Cars       Vehicles          Other            Total
        1998                   $  18,392,444   $    5,101,208   $   1,824,548   $    25,318,200
        1999                      16,700,959        4,200,139       1,375,291        22,276,389
        2000                      12,732,283        2,955,712       1,236,772        16,924,767
        2001                       7,921,650        1,607,004         930,081        10,458,735
        2002                       5,302,372          725,849         854,202         6,882,423
        2003 and thereafter        7,459,280          566,113       3,346,668        11,372,061
                               -------------   --------------   -------------   ---------------
                               $  68,508,988   $   15,156,025   $   9,567,562   $    93,232,575
                               =============   ==============   =============   ===============

        Total rent expense, net of rail car mileage credits received from the railroad and subleases, was approximately $13,624,000, $12,454,000, and $11,378,000 for the years ended May 31, 1997, 1996, and 1995, respectively. Mileage credits and sublease income were $13,641,000, $7,257,000, and $5,126,000 for the years ended May 31, 1997, 1996, and
        1995, respectively.

        The Company is a party to various lawsuits and administrative proceedings incidental to its business. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Company will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial statements of the Company taken as a whole.

14.     SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

        Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:


                                                       1997             1996               1995
        Net cash paid during year for:
          Interest                               $   20,737,222     $   31,836,722    $   17,741,969
          Income taxes                                4,457,322          3,934,688         7,054,563

        Significant noncash transactions:
          Noncash patronage refunds issued
           from prior year's earnings                30,877,406         25,617,898        23,187,069
          Noncash nonpatronage certificates
           issued from prior year's earnings          6,115,487          7,912,297         1,832,136
          Capital equity certificates issued
           in exchange for elevator properties        4,985,585          8,721,542
          Capital equity certificates exchanged
           for equity participation units             2,035,171


15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

We have audited the balance sheets of the Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, a defined business unit of Harvest States Cooperatives as of May 31, 1997 and 1996 and the related statements of earnings, defined business unit equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Defined Business Unit`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Oilseed Processing and Refining Defined Business Unit at May 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.


                                             Deloitte & Touche, LLP

August 15, 1997

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

BALANCE SHEETS
MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                     1997               1996

ASSETS

CURRENT ASSETS:
   Receivables (Note 2)                        $   34,169,676    $    22,795,612
   Inventories (Note 3)                            22,850,699         26,235,220
   Prepaid expenses and deposits                    2,310,163            310,692
                                               --------------    ---------------
           Total current assets                    59,330,538         49,341,524

PROPERTY, PLANT, AND EQUIPMENT (Note 4)            33,085,560         24,771,413
                                               --------------    ---------------
                                               $   92,416,098    $    74,112,937
                                               ==============    ===============

LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
   Due to Harvest States Cooperatives (Note 5) $   25,584,178    $     9,482,351
   Accounts payable and accrued expenses           13,440,922         11,239,588
                                               --------------    ---------------
           Total current liabilities               39,025,100         20,721,939

COMMITMENTS AND CONTINGENCIES (Note 10)

DEFINED BUSINESS UNIT EQUITY (Note 6)              53,390,998         53,390,998
                                               --------------    ---------------
                                               $   92,416,098    $    74,112,937
                                               ==============    ===============

See notes to financial statements.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


STATEMENTS OF EARNINGS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                1997              1996             1995
REVENUES:
   Processed oilseed sales                 $   441,737,923   $  399,271,001   $   398,095,108
   Other (expense) revenue                      (1,659,881)       1,435,708         1,162,518
                                           ---------------   --------------   ---------------
                                               440,078,042      400,706,709       399,257,626

COSTS AND EXPENSES:
   Cost of goods sold                          405,791,384      371,424,566       366,407,451
   Marketing, general, and administrative        4,341,904        4,544,763         5,137,663
   Interest                                        321,700          151,500
                                           ---------------   --------------   ---------------
                                               410,454,988      376,120,829       371,545,114
                                           ---------------   --------------   ---------------

EARNINGS BEFORE INCOME TAXES                    29,623,054       24,585,880        27,712,512

INCOME TAXES (Note 9)                            2,100,000        1,600,000         1,500,000
                                           ---------------   --------------   ---------------

NET EARNINGS                               $    27,523,054   $   22,985,880   $    26,212,512
                                           ===============   ==============   ===============


See notes to financial statements.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

STATEMENTS OF DEFINED BUSINESS UNIT EQUITY
--------------------------------------------------------------------------------

BALANCE AT MAY 31, 1994                                   $    53,390,998

   Net earnings                                                26,212,512
   Divisional equity distributed                              (26,212,512)
                                                          ---------------
BALANCE AT MAY 31, 1995                                        53,390,998

   Net earnings                                                22,985,880
   Divisional equity distributed                              (22,985,880)
                                                          ---------------
BALANCE AT MAY 31, 1996                                        53,390,998

   Net earnings                                                27,523,054
   Defined business unit equity distributed                   (27,523,054)
                                                          ---------------
BALANCE AT MAY 31, 1997                                   $    53,390,998
                                                          ===============


See notes to financial statements.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                       1997             1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                   $   27,523,054    $  22,985,880    $   26,212,512
   Adjustments to reconcile net earnings to net cash flows:
     Depreciation and amortization                                     1,777,475        1,598,965         1,724,844
     (Gain) loss on sale of property, plant, and equipment             2,045,150           31,765              (431)
     Change in assets and liabilities:
       Receivables                                                   (11,374,064)      (2,407,691)         (568,635)
       Inventories                                                     3,384,521       (8,980,005)       16,861,993
       Prepaid expenses and deposits                                  (1,999,471)         213,459           152,531
       Accounts payable and accrued
         expenses                                                      2,201,334          957,592           482,095
                                                                  --------------    -------------    --------------
           Total adjustments                                          (3,965,055)      (8,585,915)       18,652,397
                                                                  --------------    -------------    --------------
           Net cash provided by operating activities                  23,557,999       14,399,965        44,864,909

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant, and
     equipment                                                                                                1,000
   Acquisition of property, plant, and equipment                     (12,136,772)      (5,991,735)       (2,557,886)
                                                                  --------------    -------------    --------------
           Net cash used in investing activities                     (12,136,772)      (5,991,735)       (2,556,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayments to) Harvest States
     Cooperatives                                                     16,101,827       14,577,650       (16,095,511)
   Defined business unit equity distributed                          (27,523,054)     (22,985,880)      (26,212,512)
                                                                  --------------    -------------    --------------
           Net cash used in financing activities                     (11,421,227)      (8,408,230)      (42,308,023)
                                                                  --------------    -------------    --------------

INCREASE (DECREASE) IN CASH

CASH AT BEGINNING OF PERIOD                                      --------------    -------------    --------------

CASH AT END OF PERIOD                                             $           -     $          -     $           -
                                                                  ==============    =============    =============


See notes to financial statements.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - Harvest States Cooperatives Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, is a defined business unit of Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates a single soybean crushing and oil refining plant in Mankato, Minnesota and serves customers throughout the United States.

        CASH MANAGEMENT - The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

        INVENTORIES - Oilseed and processed oilseed products are stated at market, including adjustment for open purchase, sales, and futures contracts and deferral of profit on processed oilseed products.

        The Defined Business Unit follows the general policy of hedging its oilseed inventories and unfilled orders for oilseed products to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, purchase commitments, and sales commitments however, are not completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Defined Business Unit's appraisal of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Defined Business Unit to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Defined Business Unit manages its risk by entering into purchase contracts with preapproved producers and companies and by establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.

        PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

        DEFINED BUSINESS UNIT EQUITY - The Defined Business Unit's earnings are distributed to the Company at the end of each quarter. All patronage-related liability and capital accounts are maintained at the Company's consolidated level.

        INCOME TAXES - Earnings generated on oilseed purchased by the Defined Business Unit from nonmembers are characterized as nonpatronage and taxable. Earnings generated on oilseed purchased from the Company are considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of those earnings is considered taxable. Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

        SALES - Sales of processed oilseeds are recognized upon shipment to customers, net of freight charges.

        ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        REVENUE FROM SIGNIFICANT CUSTOMERS - Sales to two customers accounted for 25% and 11% of total sales for the year ended May 31, 1997. Sales to one customer accounted for 31% and 20% of total sales for the years ended May 31, 1996 and 1995, respectively.

2.      RECEIVABLES

                                                 May 31,
                                    ---------------------------------
                                        1997               1996

        Trade                       $   34,564,676    $    23,190,612
        Less allowance for losses         (395,000)          (395,000)
                                    --------------    ---------------
                                    $   34,169,676    $    22,795,612
                                    ==============    ===============

3.      INVENTORIES

                                                 May 31,
                                    ---------------------------------
                                        1997               1996

        Oilseed                     $   11,740,227    $    17,141,111
        Processed oilseed products      11,110,472          9,094,109
                                    --------------    ---------------
                                    $   22,850,699    $    26,235,220
                                    ==============    ===============


4.      PROPERTY, PLANT, AND EQUIPMENT

                                           Estimated
                                          Useful Life                    May 31,
                                                            ---------------------------------
                                           in Years             1997               1996
        Land                                                $      630,043    $       630,043
        Elevators, crushing plant,
          and refinery                     15 to 20             21,262,318         21,268,532
        Machinery and equipment             5 to 18             46,235,522         41,077,104
        Furniture and fixtures              3 to 12                379,363            379,363
        Other                               5 to 12                 99,112             99,112
                                                            --------------    ---------------
                                                                68,606,358         63,454,154
        Less accumulated depreciation                          (42,576,795)       (42,310,640)
                                                            --------------    ---------------
                                                                26,029,563         21,143,514
        Construction-in-progress                                 7,055,997          3,627,899
                                                            --------------    ---------------
                                                            $   33,085,560    $    24,771,413
                                                            ==============    ===============


5.      DUE TO HARVEST STATES COOPERATIVES

        The Defined Business Unit satisfies its working capital needs through borrowings, both long- and short-term, from the Company to the extent the Company's borrowing capacity permits.

        For the years ended May 31, 1996 and 1995, respectively, interest on short-term borrowings from the Company was charged to the divisions based upon a ratable allocation of the Company's consolidated interest expense related to short-term borrowings based upon working capital employed by each division. This results in an effective borrowing rate that may be different than what the division could obtain on an independent basis.

        During the year ended May 31, 1997, the Company began charging the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. On May 31, 1997, the weighted average borrowing rate of the Company's short-term borrowings was 5.8%. Amounts due from the Company will receive interest in the same manner at the same rate.

        Long-term debt has been allocated by the Company on a specified use basis to its defined business units, generally for capital expenditures.

6.      DEFINED BUSINESS UNIT EQUITY

        On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which have been defined as persons actually engaged in the production of agricultural products or associations of producers of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of soybeans equal to the number of Units held. Beginning in the fiscal year ended May 31, 1998, unit holders will participate in the net patronage sourced income from operations of the Oilseed Processing and Refining Defined Business Unit as patronage refunds. EPUs represent an ownership interest in the

        Company, not the Defined Business Unit. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.

7.      RETIREMENT PLANS

        The Defined Business Unit, through the Company, has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. Government bonds, money market funds, and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for the years ended May 31, 1997, 1996, and 1995 were approximately $147,000, $169,000, and $264,000, respectively. The Defined Business Unit's portion of the actuarial present value or accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at May 31 for the Company's plan is as follows:

                                                                                      1997               1996
        Accumulated benefit obligation, including vested benefits
          of $75,515,800 and $74,406,137, respectively                            $   77,644,611    $    77,127,866
        Projected benefit obligation for service rendered to date                     78,660,275         81,036,131
        Plan assets at fair value                                                     76,348,832         75,743,570


        The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.75% in 1997 and 1996, and 8.25% in 1995 and a rate of increase in future compensation of 5% in 1997, 1996, and 1995. The expected long-term rate of return on plan assets was 8.5% in 1997, 8% in 1996, and 8.5% in 1995.

8.      POSTRETIREMENT MEDICAL AND OTHER BENEFITS

        The Defined Business Unit, through the Company, provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

        The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at May 31:


                                                                       1997              1996
        Accumulated postretirement benefit obligation (APBO):
          Retirees                                                 $   4,371,635   $      2,993,307
          Fully eligible active plan participants                        775,433          1,019,071
          Other active plan participants                               3,032,288          3,624,620
                                                                   -------------    ---------------
                  Total APBO                                           8,179,356          7,636,998


        Unrecognized transition obligation                            (8,501,474)        (9,430,105)
        Unrecognized net gains                                         3,526,263          4,059,863
                                                                   -------------    ---------------
        Accrued postretirement medical and other benefits cost     $   3,204,145    $     2,266,756
                                                                   =============    ===============


        The net periodic costs billed to the Defined Business Unit for the years ended May 31, 1997, 1996, and 1995 were approximately $229,000, $197,000, and $238,000, respectively.

        The calculations assumed a discount rate of 7.75% in 1997 and 1996 and a health care cost trend rate of 9.5% in 1997, declining to 6% in 2004. If the health care cost trend rate increased by 1%, the APBO would increase by 6.4% and the service cost and interest cost components would increase by 8.5%.

9.      PROVISION FOR INCOME TAXES

        Results of operations of the Oilseed Processing and Refining Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes on an individual company basis for each of its defined business units and divisions.

        No significant deferred income tax provision was recorded by the Defined Business Unit.

        A reconciliation of the statutory federal tax rate to the effective rate for the years ended May 31, follows:


                                                                                     1997       1996       1995
        Statutory federal income tax rate                                             35.0%      35.0%      35.0%
        State and local income taxes, net of federal income tax benefit                4.9        4.3        2.6
        Patronage earnings                                                           (32.6)     (35.0)     (32.4)
        Other                                                                          (.2)       2.2         .2
                                                                                    ------     ------     ------
        Effective rate                                                                 7.1%       6.5%       5.4%
                                                                                    ======     ======     ======


10.     COMMITMENTS AND CONTINGENCIES

        Leases for approximately 339 rail cars with remaining lease terms of one to ten years are used by the Defined Business Unit.

        Minimum rental payments due under these operating leases at May 31, 1997 are as follows:

        Year Ending May 31:
        1998                                                     $    1,673,040
        1999                                                          1,468,110
        2000                                                          1,192,940
        2001                                                            920,710
        2002                                                            862,200
        2003 and thereafter                                           1,043,400
                                                                 --------------
                                                                 $    7,160,400
                                                                 ==============

        Total rent expense, net of rail car mileage credits received from the railroad and subleases, was approximately $1,944,747, $1,832,413, and $1,771,790, for the years ended May 31, 1997, 1996, and 1995, respectively.

        There are various lawsuits and administrative proceedings incidental to the business of the Defined Business Unit. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Defined Business Unit will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial statements of the Defined Business Unit taken as a whole.

        At May 31, 1997, the operations of the Defined Business Unit had outstanding oilseed purchase contracts of 1,481,386 bushels at prices ranging from $6.35 per bushel to $8.80 per bushel, and outstanding oil purchase contracts of 253,279,083 pounds at prices ranging from $0.2280 per pound to $0.2582 per pound. In addition, the operations of the Defined Business Unit had outstanding sales contracts totaling approximately $39,443,850.

11.     RELATED-PARTY TRANSACTIONS

        Net sales for the years ended May 31, 1997, 1996, and 1995 included $110,678,770, $124,299,369, and $79,133,437, respectively, to related parties.

        The operations of the Defined Business Unit purchases a portion all of its soybeans from the Company, a related party. Included in cost of goods sold for the years ended May 31, 1997, 1996, and 1995 were $5,726,038, $3,772,327, and $5,502,705, respectively, of these purchases.

        Additionally, the Company performs various direct management services and incurs certain costs for its defined business unit and divisions. Such costs, including data processing, office services, and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance, and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Oilseed Processing and Refining Defined Business Unit for the years ended May 31, 1997, 1996, and 1995 were $825,000, $750,000, and $1,300,000, respectively.

12.     SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

        Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:


                                                  1997              1996           1995
        Net cash paid during year for:
          Interest                            $    321,700    $    151,500
          Income taxes                           2,300,000       1,500,000    $  1,650,000


INDEPENDENT AUDITORS' REPORT


Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

We have audited the balance sheets of the Wheat Milling Defined Business Unit (the Defined Business Unit), formerly known as Amber Milling Company, a defined business unit of Harvest States Cooperatives, as of May 31, 1997 and 1996 and the related statements of earnings, defined business unit equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Wheat Milling Defined Business Unit at May 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.


                                             Deloitte & Touche, LLP

August 15, 1997

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


BALANCE SHEETS
MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                     1997                1996
ASSETS

CURRENT ASSETS:

   Receivables (Note 2)                         $    26,860,772    $     43,749,134
   Inventories (Note 3)                              12,271,615           9,308,275
   Prepaid expenses and deposits                        840,730             149,873
                                                ---------------    ----------------
           Total current assets                      39,973,117          53,207,282

OTHER ASSETS (Note 4)                                11,814,555          12,881,236

PROPERTY, PLANT, AND EQUIPMENT (Note 5)              69,130,520          59,233,046
                                                ---------------    ----------------
                                                $   120,918,192    $    125,321,564
                                                ===============    ================

LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
   Due to Harvest States Cooperatives  (Note 6) $    22,413,445    $     31,044,150
   Accounts payable and accrued expenses              9,493,405          12,480,342
   Current portion of long-term debt (Note 6)        10,005,000           6,344,584
                                                ---------------    ----------------
           Total current liabilities                 41,911,850          49,869,076

LONG-TERM DEBT (Note 6)                              51,209,270          47,655,416

COMMITMENTS AND CONTINGENCIES (Note 11)

DEFINED BUSINESS UNIT EQUITY (Note 7)                27,797,072          27,797,072
                                                ---------------    ----------------
                                                $   120,918,192    $    125,321,564
                                                ===============    ================


See notes to financial statements.

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


STATEMENTS OF EARNINGS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                              1997            1996           1995
REVENUES -
   Processed grain sales                  $ 199,078,687  $ 173,315,613  $  119,725,183

COSTS AND EXPENSES:
   Cost of goods sold                       181,565,899    161,293,430     112,690,679
   Marketing, general, and administrative     6,749,237      4,471,563       3,834,289
   Interest                                   5,229,669      4,457,797       2,278,544
   Other (Note 1)                             2,000,000
                                          -------------  -------------  --------------
                                            195,544,805    170,222,790     118,803,512
                                          -------------  -------------  --------------

EARNINGS BEFORE INCOME TAXES                  3,533,882      3,092,823         921,671

INCOME TAXES (Note 10)                          300,000        200,000         125,000
                                          -------------  -------------  --------------

NET EARNINGS                              $   3,233,882  $   2,892,823  $      796,671
                                          =============  =============  ==============


See notes to financial statements.

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

STATEMENTS OF DEFINED BUSINESS UNIT EQUITY
--------------------------------------------------------------------------------

BALANCE AT MAY 31, 1994                                     $    27,797,072

   Net earnings                                                     796,671
   Divisional equity distributed                                   (796,671)
                                                            ---------------

BALANCE AT MAY 31, 1995                                          27,797,072

   Net earnings                                                   2,892,823
   Divisional equity distributed                                 (2,892,823)
                                                            ---------------

BALANCE AT MAY 31, 1996                                          27,797,072

   Net earnings                                                   3,233,882
   Defined business unit equity distributed                      (3,233,882)
                                                            ---------------

BALANCE AT MAY 31, 1997                                     $    27,797,072
                                                            ===============


See notes to financial statements.

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                            1997            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $  3,233,882   $   2,892,823  $      796,671
   Adjustments to reconcile net earnings to net cash flows:
     Depreciation and amortization                                        4,137,440       3,309,307       2,512,430
     Loss on Impairment (Note 1)                                          2,000,000
     Change in assets and liabilities:
       Receivables                                                       16,888,362     (25,116,058)     (3,781,655)
       Inventories                                                       (2,963,340)     (2,302,088)      4,387,100
       Prepaid expenses, deposits, and other                               (690,857)        (51,007)         55,168
       Accounts payable and accrued expenses                             (2,986,937)      5,063,539       3,854,638
                                                                       ------------   -------------  --------------
           Total adjustments                                             16,384,668     (19,096,307)      7,027,681
                                                                       ------------   -------------  --------------
           Net cash provided by (used in) operating activities           19,618,550     (16,203,484)      7,824,352

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of additional intangibles                                                   (475,654)     (5,624,405)
   Acquisition of property, plant, and equipment                        (14,968,233)    (18,080,009)    (25,123,131)
                                                                       ------------   -------------  --------------
           Net cash used in investing activities                        (14,968,233)    (18,555,663)    (30,747,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments to) borrowings from Harvest States Cooperatives       (8,630,705)     17,401,970       8,969,855
   Long-term debt borrowings                                             15,000,000      20,250,000      14,750,000
   Principal payments on long-term debt                                  (7,785,730)
   Defined business unit equity distributed                              (3,233,882)     (2,892,823)       (796,671)
                                                                       ------------   -------------  --------------
           Net cash (used in) provided by financing activities           (4,650,317)     34,759,147      22,923,184
                                                                       ------------   -------------  --------------

INCREASE (DECREASE) IN CASH

CASH AT BEGINNING OF PERIOD                                            ------------   -------------  --------------

CASH AT END OF PERIOD                                                  $         -    $          -   $           -
                                                                       ============   =============  ==============


See notes to financial statements.

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - Harvest States Cooperatives Wheat Milling Defined Business Unit (the Defined Business Unit), formerly known as Amber Milling Company, is a defined business unit of Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. In the year ended May 31, 1995, the Defined Business Unit was operated as a joint venture in which the Company owned a 70% interest. Effective June 1, 1995, the Company purchased the minority interest. The Defined Business Unit operates commercial bakery and semolina flour milling facilities in Rush City, Minnesota; Huron, Ohio; Kenosha, Wisconsin; and Houston, Texas. These mills produce semolina and durum flour, which are the primary ingredients in pasta products and wheat flour in the bakery industry. The Defined Business Unit serves customers throughout the United States.

        CASH MANAGEMENT - The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

        INVENTORIES - Grain and processed grain products are stated at market, including adjustment for open purchase, sales, and futures contracts and deferral of normal profit on processed grain products.

        The Defined Business Unit follows the general policy of hedging its grain inventories and unfilled orders for grain products to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, purchase commitments, and sales commitments, however, are not completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to the Defined Business Unit's appraisal of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Defined Business Unit to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Defined Business Unit manages its risk by entering into purchase contracts with preapproved producers and companies and by establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.

        PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        OTHER ASSETS - Leasehold rights and other intangible assets are amortized using the straight-line method over 15 to 18 years.

        IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In March of 1997, it was reported that a major customer of the Defined Business Unit was closing five of its ten North American plants. A substantial portion of the production of the Defined Business Unit's Rush City mill (44.4% and 31.5% in 1997 and 1996, respectively) is sold to the plants to be closed. Because of the likelihood of diminished demand for semolina from the Rush City mill, management assessed the carrying amount of the Rush City mill relative to expected future cash flows, and recorded a $2,000,000 charge against earnings during the year ended May 31, 1997.

        DEFINED BUSINESS UNIT EQUITY - The Defined Business Unit's earnings are distributed to the Company at the end of each quarter. All patronage-related liability and capital accounts are maintained at the Company's consolidated level.

        INCOME TAXES - Earnings generated on grain purchased by the Defined Business Unit from nonmembers are characterized as nonpatronage and taxable. Earnings generated on grain purchased from the Company are considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of those earnings is considered taxable.

        Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

        SALES - Sales of processed grains are recognized upon shipment to customers, net of freight charges.

        REVENUE FROM SIGNIFICANT CUSTOMERS - Sales to two customers accounted for 23% and 11% of total sales for the year ended May 31, 1997, 24% and 15% for the year ended May 31, 1996, and 17% and 14% for the year ended May 31, 1995.

        ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      RECEIVABLES

                                                                                               May 31,
                                                                                       ----------------------
                                                                                       1997              1996
        Trade                                                                      $   26,857,249   $    43,530,542
        Other                                                                             324,792           459,530
        Less allowance for losses                                                        (321,269)         (240,938)
                                                                                   --------------   ---------------
                                                                                   $   26,860,772   $    43,749,134
                                                                                   ==============   ===============


3.      INVENTORIES

                                                                                               May 31,
                                                                                       ----------------------
                                                                                       1997              1996

        Grain                                                                      $   10,556,495   $     8,327,021
        Processed grain products                                                        1,295,324           629,647
        Other                                                                             419,796           351,607
                                                                                   --------------   ---------------
                                                                                   $   12,271,615   $     9,308,275
                                                                                   ==============   ===============

4.      OTHER ASSETS

                                                                                               May 31,
                                                                                       ----------------------
                                                                                       1997              1996

        Goodwill, less accumulated amortization of
          $1,188,315 and $781,635, respectively                                    $    4,911,744   $     5,318,424
        Leasehold rights and other intangibles, less
          accumulated amortization of $5,144,723 and
          $4,484,723, respectively                                                      6,902,811         7,562,812
                                                                                   --------------   ---------------
                                                                                   $   11,814,555   $    12,881,236
                                                                                   ==============   ===============

5.      PROPERTY, PLANT, AND EQUIPMENT

                                                          Estimated
                                                         Useful Life                           May 31,
                                                           in Years              ----------------------------------
                                                                                        1997               1996

        Land                                                                     $       397,726   $        181,420
        Grain processing plants                            15 to 45                   29,767,710         30,835,636
        Machinery and equipment                             5 to 20                   40,169,184         35,520,073
                                                                                 ---------------   ----------------
                                                                                      70,334,620         66,537,129
        Less accumulated depreciation                                                (17,748,631)       (14,677,871)
                                                                                 ---------------   ----------------
                                                                                      52,585,989         51,859,258
        Construction-in-progress                                                      16,544,531          7,373,788
                                                                                 ---------------   ----------------
                                                                                 $    69,130,520   $     59,233,046
                                                                                 ===============   ================


        During the years ended May 31, 1997, 1996, and 1995, the Defined Business Unit capitalized interest of $588,731, $739,101 and $587,637, respectively.

6.      BORROWINGS

        DUE TO HARVEST STATES COOPERATIVES:

        The Defined Business Unit satisfies its working capital needs through borrowings, both long and short-term, from the Company to the extent the Company's borrowing capacity permits. Short-term borrowings of $22,413,445 and $31,044,150 were outstanding on May 31, 1997 and 1996, respectively.

        For the years ended May 31, 1996 and 1995, respectively, interest on short-term borrowings from the Company was charged to the divisions based upon a ratable allocation of the Company's consolidated interest expense related to short-term borrowings based upon working capital employed by each division. This results in an effective borrowing rate that may be different than what the division could obtain on an independent basis.

        During the year ended May 31, 1997, the Company began charging the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. On May 31, 1997, the weighted average borrowing rate of the Company's short-term borrowings was 5.8%. Amounts due from the Company will receive interest in the same manner at the same rate.


                                                                                               May 31,
                                                                                   --------------------------------
                                                                                       1997              1996
        Harvest States Cooperatives, with fixed and variable interest
          rates from 6.43% to 8.75%, due in installments through 2005              $   59,114,270   $    51,700,000
        Industrial Development and Public Grain Elevator Revenue Bonds, payable
          through July 2004, with an interest rate of 7.4%                              2,100,000         2,300,000
                                                                                   --------------   ---------------
                                                                                       61,214,270        54,000,000
        Less current portion                                                          (10,005,000)       (6,344,584)
                                                                                   --------------   ---------------
                                                                                   $   51,209,270   $    47,655,416
                                                                                   ==============   ===============


        The principal maturities of outstanding long-term indebtedness outstanding at May 31, 1997 are as follows:

        Year ending May 31:
         1998                                               $    10,005,000
         1999                                                    10,005,000
         2000                                                    10,005,000
         2001                                                     8,130,000
         2002                                                     7,120,000
         2003 and thereafter                                     15,949,270

7.      DEFINED BUSINESS UNIT EQUITY

        On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which have been defined as persons actually engaged in the production of agricultural products or associations of producers of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat equal to the number of Units held. Beginning in the fiscal year ended May 31, 1998, unit holders will participate in the net patronage sourced income from operations of the Wheat Milling Defined Business Unit as patronage refunds. EPUs represent an ownership interest in the Company not the Defined Business Unit. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.

8.      RETIREMENT PLANS

        The Defined Business Unit, through the Company, has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. Government bonds, money market funds, and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for 1997, 1996, and 1995 were approximately $136,000, $46,000, and $101,000, respectively. The Defined Business Unit's portion of the actuarial present value or accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at May 31 for the Company's plan is as follows:


                                                                                       1997               1996
        Accumulated benefit obligation, including vested benefits
          of $75,515,800 and $74,406,137, respectively                            $   77,644,611    $    77,127,866
        Projected benefit obligation for services rendered to date                    78,660,275         81,036,131
        Plan assets at fair value                                                     76,348,832         75,743,570


        The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.75% in 1997 and 1996 and 8.25% in 1995 and a rate of increase in future compensation of 5% in 1997, 1996, and 1995. The expected long-term rate of return on plan assets was 8.5% in 1997, 8% in 1996, and 8.5% in 1995.

9.      POSTRETIREMENT MEDICAL AND OTHER BENEFITS

        The Defined Business Unit, through the Company, provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

        The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at May 31:


                                                                     1997              1996
        Accumulated postretirement benefit obligation (APBO):
          Retirees                                               $   4,371,635    $    2,993,307
          Fully eligible active plan participants                      775,433         1,019,071
          Other active plan participants                             3,032,288         3,624,620
                                                                 -------------    --------------
                  Total APBO                                         8,179,356         7,636,998

        Unrecognized transition obligation                          (8,501,474)       (9,430,105)
        Unrecognized net gains                                       3,526,263         4,059,863
                                                                 -------------    --------------
        Accrued postretirement medical and other benefits cost   $   3,204,145    $    2,266,756
                                                                 =============    ==============


        The net periodic costs billed to the Defined Business Unit for 1997, 1996, and 1995 were approximately $65,000, $42,000, and $44,000, respectively.

        The calculations assumed a discount rate of 7.75% in 1997 and 1996 and a health care cost trend rate of 9.5% in 1997, declining to 6% in 2004. If the health care cost trend rate increased by 1%, the APBO would increase by 6.4% and the service cost and interest cost components would increase by 8.5%.

10.     PROVISION FOR INCOME TAXES

        Results of operations of the Wheat Milling Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes on an individual company basis for each of its defined business units and divisions.

        No significant deferred income tax provision was recorded by the Defined Business Unit.

        A reconciliation of the statutory federal tax rate to the effective rate for the years ended May 31 follows:


                                                                                     1997       1996       1995
        Statutory federal income tax rate                                             35.0%      35.0%      35.0%
        State and local income taxes, net of federal income tax benefit                4.9        4.3        2.6
        Patronage earnings                                                           (31.2)     (35.6)     (24.2)
        Other                                                                          (.2)       2.8         .2
                                                                                    ------     ------     ------
        Effective rate                                                                 8.5%       6.5%      13.6%
                                                                                    ======     ======     ======


11.     COMMITMENTS AND CONTINGENCIES

        Leases for approximately 242 rail cars with remaining lease terms of one to ten years are used by the Defined Business Unit. In addition, leases for a milling facility, certain vehicles, and various manufacturing equipment are used by the Defined Business Unit.

        Minimum rental payments due under these operating leases at May 31, 1997 are as follows:


                                                        Milling
                                       Rail Cars       Facility          Other            Total
       Years ending May 31:
          1998                      $   1,682,625   $      426,668   $      42,384   $     2,151,677
          1999                          1,549,590          440,004          32,902         2,022,496
          2000                          1,503,855          440,004          19,190         1,963,049
          2001                          1,279,020          440,004           2,645         1,721,669
          2002                            379,255          440,004                           819,259
          2003 and thereafter                            2,546,668                         2,546,668
                                    -------------   --------------   -------------   ---------------
                                    $   6,394,345   $    4,733,352   $      97,121   $    11,224,818
                                    =============   ==============   =============   ===============


        Total rent expense, net of rail car mileage credits received from the railroad and subleases, was approximately $2,144,838, $1,624,576, and $1,180,836 for the years ended May 31, 1997, 1996, and 1995, respectively. Mileage credits and sublease income were $375,667, $338,700, and $321,909 for the years ended May 31, 1997, 1996, and 1995, respectively.

        There are various lawsuits and administrative proceedings incidental to the business of the Defined Business Unit. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Defined Business Unit will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial statements of the Defined Business Unit taken as a whole.

        At May 31, 1997, the operations of the Defined Business Unit had outstanding grain purchase contracts of approximately 5,100,000 bushels at prices for durum ranging from $5.06 per bushel to $6.00 per bushel and prices for spring wheat ranging from $3.79 per bushel to $5.37 per bushel. In addition, the operations of the Defined Business Unit had outstanding sales contracts of both semolina and commercial baking flour totaling approximately $40,714,000.

12.     RELATED-PARTY TRANSACTIONS

        Net sales for the year ended May 31, 1997, 1996, and 1995 included $753,583, $647,416, and $321,768, respectively, to related parties.

        The operations of the Defined Business Unit purchases substantially all of its durum and wheat from the Company, a related party. Included in cost of goods sold for the years ended May 31, 1997, 1996, and 1995 were $138,000,000, $122,900,000, and $69,900,000, respectively, of these purchases.

        Additionally, the Company performs various direct management services and incurs certain costs for its defined business units and divisions. Such costs, including data processing, office services, and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance, and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Wheat Milling Defined Business Unit for the years ended May 31, 1997, 1996, and 1995 were $1,000,000, $950,000, and $1,100,000, respectively.

13.     SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

        Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:


                                                 1997              1996              1995
        Net cash paid during year for:
          Interest                          $   5,229,669      $   4,457,797    $    2,278,544
          Income taxes                            300,000            125,000           150,000
