Form 10-Q
period 1997-08-31
HARVEST STATES COOPERATIVES
filed 1997-10-10
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ____________ .


Commission File Number     333-17865


                           HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                  41-0251095
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1667 NORTH SNELLING AVENUE, ST. PAUL, MN 55108    (612) 646-9433
(Address of principal executive offices           (Registrant's telephone number
and zip code)                                     including area code)

Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES ___X___ NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                NONE                            NONE
               (Class)             (Number of shares outstanding at
                                   August 31, 1997)

                                      INDEX
                                                                            PAGE
                                                                             NO.
PART 1. FINANCIAL INFORMATION

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements (Unaudited)

 Consolidated Balance Sheets as of May 31, 1997, and August 31, 1997

 Consolidated Statements of Earnings for the three months ended August 31, 1996, and August 31, 1997

 Consolidated Statement of Capital as of August 31, 1997

 Consolidated Statements of Cash Flows for the three months ended August 31, 1996, and August 31, 1997

 Notes to Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements (Unaudited)

 Balance Sheets as of May 31, 1997, and August 31, 1997

 Statements of Earnings for the three months ended August 31, 1996, and August 31, 1997

 Statement of Defined Business Unit Equity as of August 31, 1997

 Statements of Cash Flows for the three months ended August 31, 1996, and August 31, 1997

 Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements (Unaudited)

 Balance Sheets as of May 31, 1997, and August 31, 1997

 Statements of Earnings for the three months ended August 31, 1996, and August 31, 1997

 Statement of Defined Business Unit Equity as of August 31, 1997

 Statements of Cash Flows for the three months ended August 31, 1996, and August 31, 1997

 Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 11. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

 Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE

                          PART 1. FINANCIAL INFORMATION

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

  PRICE RISKS. Upon purchase, the Company has risks of carrying grain, including price changes and performance risks (including delivery, quality, quantity and shipment period), depending upon the type of purchase contract entered into. The Company is exposed to risk of loss in the market value of positions held, consisting of grain inventory and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase. To reduce the price change risks associated with holding fixed priced positions, the Company generally takes opposite and offsetting positions by entering into grain commodity futures contracts (either a straight futures contract or an option futures contract) on regulated commodity futures exchanges.

  PROCESSING AND REFINING BUSINESS COMPETITION. The industry is highly competitive. Competitors are adding new plants and expanding capacity of existing plants. Unless exports increase or existing refineries are closed, this extra capacity is likely to put additional pressure on prices and erode margins, adversely affecting the profitability of the Processing and Refining Defined Business Unit.

  MILLING BUSINESS COMPETITIVE TRENDS. Certain major competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers.

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to the Quarterly Report on Form 10-Q, for the quarter ended August 31, 1997.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                              May 31,      August 31,
                                               1997          1997
                                           ------------   ------------
                                                           (unaudited)
CURRENT ASSETS:
   Cash                                    $ 38,064,191   $ 10,158,109
   Receivables                              267,517,690    273,332,581
   Inventories                              248,373,247    167,684,308
   Prepaid expenses and deposits             25,562,366     26,956,914
                                           ------------   ------------
       Total current assets                 579,517,494    478,131,912

OTHER ASSETS:
   Investments                              126,547,616    131,504,965
   Other                                     46,489,678     45,975,821
                                           ------------   ------------
      Total other assets                    173,037,294    177,480,786

PROPERTY PLANT AND EQUIPMENT                224,150,965    233,543,445
                                           ------------   ------------
                                           $976,705,753   $889,156,143
                                           ============   ============


                            LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
   Notes payable                           $ 98,000,000   $
   Patron credit balances                    25,190,513     38,281,915
   Advances received on grain sales         125,071,207    138,819,829
   Drafts outstanding                        32,698,943     26,403,934
   Accounts payable and accrued expenses    152,451,010    140,728,856
   Patronage dividends payable               13,200,000     15,900,000
   Current portion of long-term debt         21,094,774     17,307,648
                                           ------------   ------------
        Total current liabilities           467,706,447    377,442,182

LONG-TERM DEBT                              113,363,692    108,971,646

OTHER LIABILITIES                            10,536,301     11,276,880

COMMITMENTS AND CONTINGENCIES

CAPITAL                                     385,099,313    391,465,435
                                           ------------   ------------
                                           $976,705,753   $889,156,143
                                           ============   ============


                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                Three Months Ended
                                                     August 31,
                                           -------------------------------
                                                1996             1997
                                           --------------   --------------
REVENUES:
   Sales:
      Grain and oilseed                    $1,875,912,189   $1,030,047,706
      Processed grain and oilseed             234,548,425      130,769,655
      Feed and farm supplies                   61,003,251       55,205,660
                                           --------------   --------------
                                            2,171,463,865    1,216,023,021

   Patronage dividends                          4,504,239        5,180,428
   Other revenues                              14,839,801       18,139,088
                                           --------------   --------------
                                            2,190,807,905    1,239,342,537

COSTS AND EXPENSES:
   Cost of good sold                        2,156,922,994    1,207,436,129
   Marketing, general and administrative       19,595,114       16,162,850
   Interest                                     4,621,786        3,135,077
                                           --------------   --------------
                                            2,181,139,894    1,226,734,056
                                           --------------   --------------

EARNINGS BEFORE INCOME TAXES                    9,668,011       12,608,481

INCOME TAXES                                    1,150,000        1,400,000
                                           --------------   --------------

NET EARNINGS                               $    8,518,011   $   11,208,481
                                           ==============   ==============



                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CAPITAL



                                                                                            OILSEED
                                                                               WHEAT      PROCESSING &
                                                 PATRONAGE    NONPATRONAGE    MILLING       REFINING     PATRONAGE      CAPITAL
                                    TOTAL       CERTIFICATES  CERTIFICATES     EPUS           EPUS        PAYABLE       RESERVE
                                 ------------   ------------  ------------  ------------  ------------  ------------  ------------
BALANCE AT MAY 31, 1997:
 Stated as capital               $385,099,313   $267,384,011  $ 15,144,440  $  9,574,000  $  4,296,000  $ 30,800,000  $ 57,900,862
 Stated as current liability       13,200,000                                                             13,200,000
 Redemption of capital equity
   certificates (unaudited)        (2,152,613)    (1,922,202)     (230,411)
 Other (unaudited)                     10,254         42,290          (581)                                                (31,455)
 Net earnings (unaudited)          11,208,481                                                              9,000,000     2,208,481
 Patronage dividends payable
   in cash, stated as a current
   liability (unaudited)          (15,900,000)                                                           (15,900,000)
                                 ------------   ------------  ------------  ------------  ------------  ------------  ------------
BALANCE AT AUGUST 31, 1997
  (unaudited)                    $391,465,435   $265,504,099  $ 14,913,448  $  9,574,000  $  4,296,000  $ 37,100,000  $ 60,077,888
                                 ============   ============  ============  ============  ============  ============  ============


                 See notes to consolidated financial statements

                           HARVEST STATES COOPERATIVES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                 August 31,
                                                       ------------------------------
                                                           1996              1997
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $   8,518,011    $  11,208,481
  Adjustments to reconcile net earnings to
   net cash flows:
    Depreciation and amortization                          5,713,837        5,911,129
    Noncash income from joint venture                     (1,753,575)      (3,152,401)
    Noncash portion of patronage dividends received       (2,912,654)      (3,544,306)
    Loss (gain) on sale of property, plant, and
     equipment                                                32,070         (100,051)
    Change in assets and liabilities:
      Receivables                                        (50,108,075)      (5,813,751)
      Inventories                                        261,210,354       80,688,939
      Patron credit balances                              50,997,174       13,091,400
      Advances received on grain and oilseed sales        24,219,643       13,748,623
      Accounts payable, accrued expenses, and
       drafts outstanding                                 (8,736,938)     (17,276,583)
      Prepaid expenses, deposits, and other               14,940,372       (1,119,593)
                                                       -------------    -------------
           Total adjustments                             293,602,208       82,433,406
                                                       -------------    -------------
           Net cash provided by operating
            activities                                   302,120,219       93,641,887

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant, and
   equipment                                                  89,216          499,109
  Investments redeemed                                     1,522,295        1,609,267
  Acquisition of property, plant, and equipment          (11,407,775)     (15,365,269)
  Payments on notes receivable                               200,095           60,481
  Investments                                                                  (5,000)
  Investments in joint ventures                            8,515,059
  Other                                                    1,003,723          (14,772)
                                                       -------------    -------------
          Net cash used in investing activities              (77,387)     (13,216,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit
   agreements                                           (315,000,000)     (98,000,000)
  Principal payments on long-term debt                    (3,081,864)      (3,304,216)
  Principal payments under capital lease obligations        (534,917)      (4,874,956)
  Redemption of capital equity certificates               (1,639,244)      (2,152,613)
  Cash patronage dividends paid
                                                       -------------    -------------
            Net cash used in financing
             activities                                 (320,256,025)    (108,331,785)
                                                       -------------    -------------

DECREASE IN CASH                                         (18,213,193)     (27,906,082)

CASH AT BEGINNING OF PERIOD                               21,426,227       38,064,191
                                                       -------------    -------------

CASH AT END OF PERIOD                                  $   3,213,034    $  10,158,109
                                                       =============    =============



                 See notes to consolidated financial statements

HARVEST STATES COOPERATIVES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MAY 31, 1997 AND THREE MONTHS ENDED AUGUST 31,
 1997 AND 1996 (UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the three-month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's financial statements for the year ended May 31, 1997 included in the Company's Form 10-K dated August 26, 1997, previously filed with the Commission.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


NOTE 2.  RECEIVABLES

                                       May 31,         August 31,
                                        1997              1997
                                    -------------    -------------
        Trade ...................   $ 213,501,012    $ 232,126,549
        Elevator accounts .......      56,172,256       45,072,095
        Other ...................       8,819,422        7,473,325
                                    -------------    -------------
                                      278,492,690      284,671,969
        Less allowance for losses     (10,975,000)     (11,339,388)
                                    -------------    -------------
                                    $ 267,517,690    $ 273,332,581
                                    =============    =============


NOTE 3.  INVENTORIES

                                                    May 31,      August 31,
                                                     1997           1997
                                                 ------------   ------------
        Grain and oilseed ....................   $176,605,333   $126,820,942
        Processed grain and oilseed products .     35,139,534     22,147,222
        Feed and Farm supplies ...............     36,628,380     18,716,144
                                                 ------------   ------------
                                                 $248,373,247   $167,684,308
                                                 ============   ============


NOTE 3.  SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

             Additional information concerning supplemental disclosures of cash flow activities are as follows:

                                                August 31,        August 31,
                                                  1996               1997
                                               -----------       -----------
   Net cash paid during the year for:
      Interest ................                $ 6,533,042       $ 3,683,691
      Income taxes ............                    115,805            95,998

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    On October 1, 1997 the boards of directors of the Company and Cenex, Inc. agreed to explore ways of building a closer working relationship. Future discussions will likely take a number of months, probably extending into the third quarter of fiscal year 1998, and are expected to include a number of possibilities, ranging from strategic alliances to unification. Cenex, Inc. is a cooperative with operations centering on providing supplies and services to its members, including refined fuels, propane, lubricants, tires and accessories, plant food and crop protection products. Cenex has annual sales of approximately $3 billion and has equity of approximately $600 million. The Company already has close ties with Cenex, since it is one of Cenex's largest customers for agronomy products. The two cooperatives also have nearly identical membership areas, and have many members in common.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1997 WITH 1996

    The Company's consolidated net earnings for the three months ended August 31, 1997 and 1996 were $11,200,000 and $8,500,000, respectively, which represents a $2,700,000 (32%) increase for the period ended in 1997. This increase in net earnings is primarily the result of improved grain margins in the 1997 period compared to 1996.

    Consolidated net sales of $1,216,000,000 decreased $955,000,000 (44%) during the three-month period ended August 31, 1997 compared to the same period in 1996. This decrease is related to both volume and sale price. Grain volume of 250,000,000 bushels during the three months ended August 31, 1997 decreased 75,000,000 bushels (23%) compared to 1996. During the same periods, the average weighted sales price for all commodities decreased $1.78 a bushel, from $5.74 for the 1996 three-month period to $3.96 in 1997.

    Patronage dividends received increased $700,000 (16%) for the three months ended August 31, 1997 compared to 1996 resulting from higher patronage earnings distributed by cooperative customers suppliers.

    Other revenue of $18,100,000 for the three months ended August 31, 1997 increased $3,300,000 (22%) compared to the same period in 1996. This increase was primarily due to the recognition of $2,100,000 of income from the Company's nonconsolidated consumer products packaging joint venture, and the recognition of a gain of $450,000 on the sale of equipment within the Oilseed Processing and Refining Defined Business Unit.

    Cost of goods sold of $1,207,000,000 decreased $950,000,000 (44%)
for the three months ended August 31, 1997 compared to the same period in 1996. This decrease is the result of a 75,000,000 bushel decline in volume, as well as a decrease in the weighted average purchase price for all commodities of $1.81 a bushel.

   Marketing and administrative expenses declined by $3,400,000 (17%) during the three months ended August 31, 1997 compared to the same period in 1996. This decrease is primarily the result of the elimination of such costs related to the consumer products packaging division of the Company which was transferred to a nonconsolidated joint venture on August 30, 1996. These costs for the three months ended August 31, 1996 were approximately $4,000,000.

   Interest expense of $3,100,000 for the three months ended August 31, 1997 represents a decrease of $1,500,000 (33%) compared to the same period in 1996. This reduced expense is the result of reduced grain volume and lower grain prices.

   Income tax expense of $1,400,000 and $1,150,000 for 1997 and 1996, respectively, results in effective tax rates of 11.1% and 11.8%.



LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

    Operating activities of the Company provided net cash of $93,600,000 and $302,100,000 for the three-month periods ended August 31, 1997 and 1996, respectively. Net cash provided by operations during both of these two periods is primarily attributable to the reduction of working capital requirements with such balances decreasing $83,300,000 and $292,500,000 in 1997 and 1996, respectively.


CASH FLOWS FROM INVESTING

    Net cash used for the Company's investing activities were approximately $13,200,000 and $100,000 for the three months ended August 31, 1997 and 1996, respectively. Acquisitions of property, plant and equipment comprise the principal use of cash in each of these periods. Such expenditures totaled approximately $15,400,000 and $11,400,000 for the three-month periods ended August 31, 1997 and 1996, respectively.

    On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the consumer products packaging division then owned by the Company as its capital investment in the joint venture. In return for these assets, the Company received a 40% interest in the joint venture and the joint venture assumed debt to the Company of approximately $33,700,000. Of this debt transfer, $9,000,000 was related to non-current assets transferred and is reflected as a source of cash from investing activities for the three-month period ended August 31, 1996.


CASH FLOWS FROM FINANCING

    The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. As of August 31, 1997 the Company had short-term lines of credit totaling $550,000,000, all of which is committed, with no balance outstanding. On May 31, 1997, the Company had $98,000,000 of this credit line outstanding. This decrease in short-term borrowing is attributable to decreased grain volume and lower prices.

   The Company has financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives with maturities through the year 2007. Total indebtedness of these agreements totaled $122,000,000 and $125,000,000 on August 31, 1997 and May 31, 1997, respectively. The Company also had long-term debt in the form of capital leases, industrial development revenue bonds and miscellaneous notes payable totaling approximately $4,300,000 and $9,500,000 on August 31, 1997 and May 31, 1997, respectively.

    The Company repaid long-term debt totaling $8,200,000 and $3,600,000 during the three-month periods ended August 31, 1997 and 1996, respectively, and did not borrow any additional long-term money in either of the two periods.

    The Company anticipates further short-term financing needs to fund increases in the volume of grain handled and further long-term needs to fund acquisitions of grain facilities and for the expansion and development of existing value-added businesses. Management believes such needs can be financed with a combination of debt and equity.

    In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. Cash patronage for fiscal year 1997, yet to be distributed in fiscal year 1998, is expected to be approximately $13,200,000 and is classified as a current liability on both the May 31, 1997 and August 31, 1997 balance sheets.

    The Board of Directors authorized the redemption of patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons during the three months ended August 31, 1997 and 1996. These amounts totaled $2,150,000 and $1,650,000, respectively.

    During the year ended May 31, 1997, the Company offered registered securities in the form of Equity Participation Units in its Wheat Milling and Oilseed Processing and Refining divisions. These equity participation units give the holder the right and the obligation to deliver to Harvest States a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective divisions. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,836,690, after issuance cost and conversion privileges.

    Holders of the Units will not be entitled to payment of dividends by virtue of holding such Units. However, holders of the Units will be entitled to receive patronage refunds attributable to the patronage sourced income from operations of the applicable Defined Business Unit on the basis of wheat or soybeans delivered pursuant to the Marketing Agreement. The Board of Directors' goal is to distribute patronage refunds attributable to the Units in the form of 75% cash and 25% Patrons' Equities, and to retire those Patron Equities on a revolving basis seven years after declaration. However, the decision as to the percentage of cash patronage will be made each fiscal year by the Board of Directors and will depend upon the cash and capital needs of the respective Defined Business Units and is subject to the discretion of the Board of Directors. The redemption policy will also be subject to change at the discretion of the Board of Directors.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS


                                     ASSETS

                                                  MAY 31,       AUGUST 31,
                                                   1997            1997
                                                -----------    -----------

                                                               (Unaudited)
CURRENT ASSETS:
  Receivables                                   $34,169,676    $27,236,349
  Inventories                                    22,850,699      8,597,711
  Prepaid expenses and deposits                   2,310,163      2,689,345
                                                -----------    -----------
    Total current assets                         59,330,538     38,523,405

PROPERTY, PLANT AND EQUIPMENT                    33,085,560     40,840,799
                                                -----------    -----------
                                                $92,416,098    $79,364,204
                                                ===========    ===========



                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives            $25,584,178    $15,315,742
  Accounts payable and accrued expenses          13,440,922     10,657,464
                                                -----------    -----------
      Total current liabilities                 $39,025,100    $25,973,206


COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                     53,390,998     53,390,998
                                                -----------    -----------
                                                $92,416,098    $79,364,204
                                                ===========    ===========


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                     AUGUST 31,
                                            ----------------------------
                                                1996            1997
                                            ------------    ------------

REVENUES:
 Processed oilseed sales                    $113,145,890    $ 86,349,147
 Other revenue                                   599,421       1,204,155

                                            ------------    ------------
                                             113,745,311      87,553,302
COSTS AND EXPENSES:
  Cost of goods sold                         107,833,751      82,461,185
  Marketing, general, and administrative       1,194,870       1,247,279
  Interest                                        19,100           9,451
                                            ------------    ------------
                                             109,047,721      83,717,915
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                   4,697,590       3,835,387

INCOME TAXES                                     350,000         675,000
                                            ------------    ------------
NET EARNINGS                                $  4,347,590    $  3,160,387
                                            ============    ============


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                   STATEMENTS OF DEFINED BUSINESS UNIT EQUITY



BALANCE AT MAY 31, 1997                                   $ 53,390,998
  Net earnings (unaudited)                                   3,160,387
  Defined Business Unit equity distributed (unaudited)      (3,160,387)
                                                          ------------
BALANCE AT AUGUST 31, 1997 (UNAUDITED)                    $ 53,390,998
                                                          ============




                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                -----------------------------
                                                    1996             1997
                                                ------------     ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $  4,347,590     $  3,160,387
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                    412,040          471,819
    Gain on disposal of property,
      plant, and equipment                                           (456,102)
    Changes in assets and liabilities:
      Receivables                                 (2,424,278)       6,933,327
      Inventories                                 13,821,066       14,252,988
      Prepaid expenses and deposits               (1,374,395)        (379,182)
      Accounts payable and accrued
        expenses                                     561,648       (2,783,458)

                                                ------------     ------------
       Total adjustments                          10,996,081       18,039,392

       Net cash provided by
                                                ------------     ------------
        operating activities                      15,343,671       21,199,779
                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from disposition of property,
    plant, and equipment                                              456,102
  Acquistion of property, plant, and
    equipment                                     (2,713,730)      (8,227,058)

                                                ------------     ------------
       Net cash used in investing activities      (2,713,730)      (7,770,956)
                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from Harvest
   States Cooperatives                            (8,282,351)     (10,268,436)
  Defined business unit equity distributed        (4,347,590)      (3,160,387)
                                                ------------     ------------
      Net cash used in
       financing activities                      (12,629,941)     (13,428,823)
                                                ------------     ------------

INCREASE (DECREASE) IN CASH                                0                0

CASH AT BEGINNING OF PERIOD                               --               --

                                                ------------     ------------
CASH AT END OF PERIOD                                     --               --
                                                ============     ============


                        See notes to financial statements

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the three-month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Form 10-K dated August 26, 1997, previously filed with the Commission.



NOTE 2.  INVENTORIES


                                                    May 31,       August 31,
                                                     1997           1997
                                                 -----------     -----------
    Oilseed..................................    $11,740,227     $ 1,682,570
    Processed Oilseed Products...............     11,110,472       6,915,141
                                                 -----------     -----------
                                                 $22,850,699     $ 8,597,711
                                                 ===========     ===========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


    Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders will be calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                 ---------------------------
                                                     1996            1997
                                                 -----------     -----------

Pretax Earnings                                  $ 4,697,590     $ 3,835,387
Earnings from purchased oil                       (1,239,925)     (1,928,819)
Nonpatronage joint venture income                   (567,093)       (737,836)
Book to tax differences
                                                 -----------     -----------
Tax basis earnings                               $ 2,890,572     $ 1,168,732
                                                 ===========     ===========

Bushels Processed                                  8,237,817       4,607,366
Earnings per Bushel                              $      0.35     $      0.25
                                                 ===========     ===========



    Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales.


                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                 ---------------------------
                                                     1996            1997
                                                 -----------     -----------
Gross Margin percentage                             4.69%           4.50%
Marketing and Administrative                        1.06%           1.44%
Interest                                            0.02%           0.01%


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $3,200,000 for the three months ended August 31,1997 represents a $1,100,000 decrease (26%) compared to the same period in 1996. This decrease is primarily attributable to the crushing plant shutdown for 41 days during the 1997 quarter to allow for the installation of new equipment.

    Net sales of $86,300,000 for the three-month period ended August 31, 1997 decreased by $26,800,000 (24%) compared to the same period in 1996. Volume decreases in processed soybean products, primarily soymeal and soyflour, due to the crushing plant shutdown accounted for $19,400,000 of this decrease. $5,400,000 of the decrease is the result of reduced refined oil volume, with the balance of the change related to finished product sales prices.

    Other revenues increased $600,000 (100%) for the three-month period ended August 31, 1997 compared to 1996, which is primarily the result of a gain of $450,000 on replaced equipment sold for salvage value, and an increase of about $150,000 in income from an oilseed joint venture.

    Cost of goods sold for the three months ended August 31, 1997 decreased $25,300,000 (23%) compared to the same period ended August 31, 1996. The primary cause of this decrease was the crushing plant shutdown to allow for the installation of new equipment. During the three months ended August 31, 1997, the Oilseed Processing and Refining Defined Business Unit crushed approximately 4,600,000 bushels of soybeans, compared to about 8,200,000 bushels for the same period in 1996.

    Marketing and administrative expenses increased $50,000 (4%) for the three-month period ended August 31, 1997 compared to 1996.

    Income tax expenses of $675,000 and $350,000 for the three months ended August 31, 1997 and 1996 respectively, results in effective tax rates of 17.6% and 7.5%. The increase in the effective tax rate is the result of the temporary crushing plant shutdown in 1997, which necessitated the purchase of a proportionately larger amount of nonpatronage crude oil to fulfill the requirement of the refining plant.


LIQUIDITY AND CAPITAL RESOURCES

    The Oilseed Processing and Refining Defined Business Unit's cash requirements fluctuate depending upon capital improvement needs and from needs to finance additional inventories and receivables based on raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended August 31,1997 and 1996, respectively, provided cash of $21,200,000 and $15,300,000 due to net earnings of $3,200,000 and $4,300,000 and decreased working capital requirements of $18,000,000 and $11,000,000.

CASH FLOWS USED FOR INVESTING

    The Oilseed Processing and Refining Defined Business Unit used $8,200,000 and $2,700,000 during the three months ended August 31, 1997 and 1996, respectively, for the purchase of property, plant and equipment.

    During the second quarter of fiscal year 1998 the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10,267,000 for the sale of soybean processing equipment, and will lease the equipment back from the purchaser under an operating lease. This sale leaseback transaction resulted in the conversion of construction in progress to cash, and will require primarily annual cash payments to the purchaser under the operating lease ranging from approximately $300,000 to $1,500,000. The lease term is 10 years, with the option to purchase the equipment back at the end of the lease term at fair market value.

CASH FLOWS USED FOR FINANCING ACTIVITIES

    The Oilseed Processing and Refining Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Oilseed Processing and Refining Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

    Working capital requirements for each division and Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

    The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15,300,000 on August 31, 1997, which represents a decrease of $10,300,000 (60%) from May 31, 1997, caused primarily by reduced inventory levels as a result of the crushing plant shutdown during this three-month period.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS



                                     ASSETS


                                                  MAY 31,      AUGUST 31,
                                                   1997           1997
                                               ------------   ------------
                                                              (Unaudited)
CURRENT ASSETS:
  Receivables                                  $ 26,860,772   $ 38,279,324
  Due from Harvest States Cooperatives                           8,838,871
  Inventories                                    12,271,615     13,549,511
  Prepaid expenses and deposits                     840,730        303,555
                                               ------------   ------------

    Total current assets                         39,973,117     60,971,261

OTHER ASSETS                                     11,814,555     11,547,885

PROPERTY, PLANT AND EQUIPMENT                    69,130,520     70,472,298
                                               ------------   ------------
                                               $120,918,192   $142,991,444
                                               ============   ============



                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY


CURRENT LIABILITIES:
  Due to Harvest States Cooperatives           $ 22,413,445   $
  Accounts payable and accrued expenses           9,493,405     17,868,851
  Current portion of long-term debt              10,005,000     10,005,000
                                               ------------   ------------
      Total current liabilities                  41,911,850     27,873,851

LONG-TERM DEBT                                   51,209,270     48,520,521

COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                     27,797,072     66,597,072
                                               ------------   ------------
                                               $120,918,192   $142,991,444
                                               ============   ============


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED
                                                  AUGUST 31,
                                           -------------------------
                                              1996          1997
                                           -----------   -----------
REVENUES:
 Processed grain sales                     $55,647,949   $44,420,508
 Other income                                                286,767
                                           -----------   -----------

                                            55,647,949    44,707,275
COSTS AND EXPENSES:
  Cost of goods sold                        51,323,046    40,570,296
  Marketing, general, and administrative     1,104,186     1,641,583
  Interest                                   1,411,133     1,079,412
                                           -----------   -----------

                                            53,838,365    43,291,291
                                           -----------   -----------

EARNINGS BEFORE INCOME TAXES                 1,809,584     1,415,984

INCOME TAXES                                   125,000       125,000
                                           -----------   -----------
NET EARNINGS                               $ 1,684,584   $ 1,290,984
                                           ===========   ===========


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                    STATEMENT OF DEFINED BUSINESS UNIT EQUITY




BALANCE AT MAY 31, 1997                                         $27,797,072
  Harvest States capital contributed (unaudited)                 38,800,000
  Net earnings (unaudited)                                        1,290,984
  Defined Business Unit equity distributed (unaudited)           (1,290,984)
                                                                -----------
BALANCE AT AUGUST 31, 1997 (UNAUDITED)                          $66,597,072
                                                                ===========


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        AUGUST 31,
                                               ----------------------------
                                                   1996            1997
                                               ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                 $  1,684,584    $  1,290,984
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                   997,533       1,218,342
    Changes in assets and liabilities:
      Receivables                                   429,312     (11,418,552)
      Inventories                                (5,809,177)     (1,277,896)
      Prepaid expenses and deposits                (110,711)        537,175
      Accounts payable and accrued
        expenses                                  7,422,329       8,375,446

                                               ------------    ------------
       Total adjustments                          2,929,286      (2,565,485)

       Net cash provided by (used in)
                                               ------------    ------------
        operating activities                      4,613,870      (1,274,501)
                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property, plant, and
    equipment                                    (4,085,136)     (2,293,449)

                                               ------------    ------------
       Net cash used in investing activities     (4,085,136)     (2,293,449)
                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to)
   Harvest States Cooperatives                    1,155,850     (31,252,316)
  Capital from Harvest States Cooperatives                       38,800,000
  Principal payments on long-term debt                           (2,688,750)
  Defined business unit equity distributed       (1,684,584)     (1,290,984)
                                               ------------    ------------
      Net cash (used in) provided by
       financing activities                        (528,734)      3,567,950
                                               ------------    ------------

INCREASE (DECREASE) IN CASH                               0               0

CASH AT BEGINNING OF PERIOD                            --              --

                                               ------------    ------------
CASH AT END OF PERIOD                                  --              --
                                               ============    ============


                        See notes to financial statements

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit Financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the three-month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit's financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Form 10-K dated August 26, 1997, previously filed with the Commission.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    Patronage refunds to the Wheat Milling Defined Business Unit holders will be calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                     THREE MONTHS ENDED
                                          AUGUST 31
                                 ----------------------------
                                    1996              1997
                                 -----------       ----------

Pretax Earnings                  $ 1,809,584       $1,415,984
Book to tax differences
                                 -----------       ----------
Tax basis earnings               $ 1,809,584       $1,415,984
                                 ===========       ==========

Bushels Milled                     6,971,473        7,099,685
Earnings per Bushel              $      0.26       $     0.20
                                 ===========       ==========



    Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                          THREE MONTHS ENDED
                                               AUGUST 31
                                         --------------------
                                         1996            1997
                                         ----            ----

Gross Margin percentage                  7.77%           8.67%
Marketing and Administrative             1.98%           3.70%
Interest                                 2.54%           2.43%


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1997 WITH 1996

    The Wheat Milling Defined Business Unit's net earnings of $1,300,000 for the three months ended August 31, 1997 decreased $400,000 (24%) compared to the same period in 1996. While total volume and the spread between sales price and material has improved slightly, operating expenses at Houston and Rush City resulted in a deterioration of gross margins.

   Net sales for the three-month period ended August 31, 1997 of $44,400,000 decreased $11,200,000 (20%) compared to the same period in 1996. Essentially all of this decrease is attributable to declining prices, as overall volume was nearly the same as a year ago.

   Interest income of $300,000 was generated during the three months ended August 31, 1997 on the Wheat Milling Defined Business Unit's working capital account with Harvest States. This income was primarily the result of the additional capital of $38,800,000 contributed by Harvest States on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania.

Construction at Mt. Pocono commenced in early September, and as disbursements are made for that purpose, interest generating funds are anticipated to decline.

   Cost of goods sold of $40,600,000 for the three months ended August 31, 1997, decreased $10,700,000 (21%) compared to the same period in 1996. The raw material component of cost of goods sold decreased $11,300,000 for the 1997 period compared with 1996, primarily because of a favorable price variance. The plant expense component of cost of goods sold increased $600,000 in 1997, which was primarily the result of additional run time at Kenosha, and the commencement of operations at Houston in June, offset partially by reduced variable costs at Rush City. The Rush City, Minnesota mill was closed throughout the month of June and early July, and the Company has operated the mill at approximately one-third of its normal production capacity since that time.

   Marketing and administrative expenses were $1,600,000 during the three months ended August 31, 1997, an increase of $500,000 (45%) compared to 1996. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

   The Wheat Milling Defined Business Unit incurred interest expense of $1,100,000 and $1,400,000 during the three months ended August 31, 1997 and 1996, respectively. This decrease of approximately $300,000 (21%) in 1997 is primarily the result of additional capital contributed by Harvest States on June 1, which decreased short term borrowing requirements.

LIQUIDITY AND CAPITAL RESOURCES

    The Wheat Milling Defined Business Unit's cash needs are primarily the result of continued capital additions. The Kenosha plant, which began operations in late 1995, represented an investment of $39,000,000. The Wheat Milling Defined Business Unit's Houston plant, which began limited operations in June 1997, is expected to represent an investment of $17,700,000. In addition, the Harvest states Board of Directors has authorized expenditures for the Mt. Pocono plant of $41,350,000. The Wheat Milling Defined Business Unit expects capital additions to all its facilities.

    Commencement of operations at a particular facility involves increased working capital to fund required inventories and receivables related to increased sales. In addition, increased carrying value of inventories and receivables because of higher prices, increased receivables because of slow collections or increased inventories above historical levels requires additional financing.

    All of the Wheat Milling Defined Business Unit's financing needs are expected to be met by the Company through either borrowings or capital contributions.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended August 31, 1997 used net cash of $1,300,000, and for the three months ended August 31,1996 provided net cash of $4,600,000. For the three-month period ended in 1997, net cash was provided by earnings of $1,300,000 and non-cash depreciation and amortization of $1,200,000, offset by increased working capital requirements of $3,800,000. For the same period ended in 1996, net cash was provided by earnings of $1,700,000, noncash depreciation and amortization of $1,000,000, and reduced working capital requirements of $1,900,000.

CASH FLOWS USED FOR INVESTING

    Cash expended for the acquisition of property, plant and equipment during the three-month periods ended August 31, 1997 and 1996, respectively, totaled $2,300,000 and $4,100,000.

CASH FLOWS USED FOR FINANCING ACTIVITIES

    The Wheat Milling Defined Business Unit's Financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Wheat Milling Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

    Working capital requirements for each division and Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

    On August 31, 1997, the Wheat Milling Defined Business Unit had surplus funds with Harvest States of $12,800,000, compared with short-term debt of $22,400,000 due to Harvest States on May 31, 1997. This change is primarily the result of $38,800,000 in additional capital contributed by Harvest States for the construction of the Mt. Pocono plant.

    On May 31, 1997 the Wheat Milling Defined Business Unit had long-term debt of $61,200,000 which was incurred for the acquisition, expansion and construction of its various plants since 1990. During the three months ended August 31, 1997, this balance was reduced by repayments of $2,700,000.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

               EXHIBIT         DESCRIPTION
               -------         -----------------------

                 99            Cautionary Statement
                 27            Financial Data Schedule


(b) Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HARVEST STATES COOPERATIVES
                                           ------------------------------
                                                    (Registrant)



              October 10, 1997                     /s/ T. F. Baker
              ----------------             ------------------------------
                   (Date)                            T. F. Baker
                                           Group Vice-President - Finance