Form 10-Q
period 1997-11-30
HARVEST STATES COOPERATIVES
filed 1998-01-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997.

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

1667 NORTH SNELLING AVENUE, ST. PAUL, MN 55108
(Address of principal executive offices and zip code)

(612) 646-9433
(Registrant's telephone number
including area code)

Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X___ NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                NONE                               NONE
               (Class)               (Number of shares outstanding at
                                      November 30, 1997)

                                      INDEX

                                                                            PAGE
                                                                             NO.
PART I. FINANCIAL INFORMATION

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES

    Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets as of May 31, 1997, and November 30, 1997

    Consolidated Statements of Earnings for the three months and six months ended November 30, 1996, and November 30, 1997

    Consolidated Statement of Capital for the six months ended
    November 30, 1997

    Consolidated Statements of Cash Flows for the three months and six months ended November 30, 1996, and November 30, 1997

    Notes to Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

    Item 1. Financial Statements (Unaudited)

    Balance Sheets as of May 31, 1997, and November 30, 1997

    Statements of Earnings for the three months and six months ended November 30, 1996, and November 30, 1997

    Statement of Defined Business Unit Equity for the six months ended November 30, 1997

    Statements of Cash Flows for the three months and six months ended November 30, 1996, and November 30, 1997

    Notes to Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

    Item 1. Financial Statements (Unaudited)

    Balance Sheets as of May 31, 1997, and November 30, 1997

    Statements of Earnings for the three months and six months ended November 30, 1996, and November 30, 1997

    Statement of Defined Business Unit Equity for the six months ended November 30, 1997

    Statements of Cash Flows for the three months and six months ended November 30, 1996 and November 30, 1997

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

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to the Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997.

 HARVEST STATES COOPERATIVES AND SUBSIDIARIES
 ITEM 1. FINANCIAL STATEMENTS

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 May 31,        November 30,
                                                  1997              1997
                                             --------------    --------------
                                                                (unaudited)
 CURRENT ASSETS:
    Cash                                     $   38,064,191    $    2,245,153
    Receivables                                 267,517,690       436,004,025
    Inventories                                 248,373,247       233,143,744
    Prepaid expenses and deposits                25,562,366        27,867,010
                                             --------------    --------------
        Total current assets                    579,517,494       699,259,932

 OTHER ASSETS:
    Investments                                 126,547,616       133,854,590
    Other                                        46,489,678        45,500,573
                                             --------------    --------------
       Total other assets                       173,037,294       179,355,163

 PROPERTY PLANT AND EQUIPMENT                   224,150,965       230,106,239
                                             --------------    --------------
                                             $  976,705,753    $1,108,721,334
                                             ==============    ==============


                            LIABILITIES AND CAPITAL

 CURRENT LIABILITIES:
    Notes payable                            $   98,000,000    $   90,000,000
    Patron credit balances                       25,190,513        60,514,205
    Advances received on grain sales            125,071,207       222,668,118
    Drafts outstanding                           32,698,943        22,845,140
    Accounts payable and accrued expenses       152,451,010       165,600,322
    Patronage dividends payable                  13,200,000         6,700,000
    Current portion of long-term debt            21,094,774        15,967,258
                                             --------------    --------------
         Total current liabilities              467,706,447       584,295,043

 LONG-TERM DEBT                                 113,363,692       106,653,062

 OTHER LIABILITIES                               10,536,301        11,389,648

 COMMITMENTS AND CONTINGENCIES

 CAPITAL                                        385,099,313       406,383,581
                                             --------------    --------------
                                             $  976,705,753    $1,108,721,334
                                             ==============    ==============

                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                  Three Months Ended                   Six Months Ended
                                                      November 30,                        November 30,
                                            --------------------------------------------------------------------
                                                 1996             1997              1996               1997
                                                 ----             ----              ----               ----
REVENUES:
   Sales:
      Grain and oilseed                     $1,672,730,009    $1,442,338,208    $3,548,642,198    $2,472,385,914
      Processed grain and oilseed              161,829,937       162,169,586       396,378,362       292,939,241
      Feed and farm supplies                    52,821,096        57,313,351       113,824,347       112,519,011
                                            --------------    --------------    --------------    --------------
                                             1,887,381,042     1,661,821,145     4,058,844,907     2,877,844,166

   Patronage dividends                             223,055           142,660         4,727,294         5,323,088
   Other revenues                               18,969,411        24,397,301        33,809,212        42,536,389
                                            --------------    --------------    --------------    --------------
                                             1,906,573,508     1,686,361,106     4,097,381,413     2,925,703,643

COSTS AND EXPENSES:
   Cost of good sold                         1,873,001,959     1,643,680,869     4,029,924,953     2,851,116,998
   Marketing, general and administrative        17,332,582        19,057,335        36,927,696        35,220,185
   Interest                                      3,796,463         4,506,994         8,418,249         7,642,071
                                            --------------    --------------    --------------    --------------
                                             1,894,131,004     1,667,245,198     4,075,270,898     2,893,979,254
                                            --------------    --------------    --------------    --------------

EARNINGS BEFORE INCOME TAXES                    12,442,504        19,115,908        22,110,515        31,724,389

INCOME TAXES                                     1,450,000         2,200,000         2,600,000         3,600,000
                                            --------------    --------------    --------------    --------------

NET EARNINGS                                $   10,992,504    $   16,915,908    $   19,510,515    $   28,124,389
                                            ==============    ==============    ==============    ==============


                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CAPITAL


                                                                                                                 WHEAT
                                                                              PATRONAGE       NONPATRONAGE      MILLING
                                                              TOTAL          CERTIFICATES     CERTIFICATES        EPUs
                                                          -------------     -------------     ------------     ----------
BALANCE AT MAY 31, 1997:
 Stated as capital                                        $ 385,099,313     $ 267,384,011     $ 15,144,440     $9,574,000
 Stated as current liability                                 13,200,000
 Distribution of patronage dividends payable for
    preceding year including cash payment of
     $13,414,713 (unaudited)                                (13,414,713)       31,300,952
 Redemption of capital equity certificates (unaudited)       (3,626,759)       (3,393,381)        (233,378)
 Equities issued (unaudited)                                  3,684,195         3,684,195
 Other (unaudited)                                               17,156            66,928             (287)
 Net earnings (unaudited)                                    28,124,389
 Patronage dividends payable in cash, stated
   as a current liability (unaudited)                        (6,700,000)
                                                          -------------     -------------     ------------     ----------
BALANCE AT NOVEMBER 30, 1997 (unaudited)                  $ 406,383,581     $ 299,042,705     $ 14,910,775     $9,574,000
                                                          =============     =============     ============     ==========

                       [WIDE TABLE CONTINUED FROM ABOVE]


                                                            OILSEED
                                                          PROCESSING &
                                                            REFINING         PATRONAGE          CAPITAL
                                                              EPUs            PAYABLE           RESERVE
                                                          ------------      ------------      -----------
BALANCE AT MAY 31, 1997:
 Stated as capital                                        $  4,296,000      $ 30,800,000      $57,900,862
 Stated as current liability                                                  13,200,000
 Distribution of patronage dividends payable for
    preceding year including cash payment of
     $13,414,713 (unaudited)                                                 (44,000,000)        (715,665)
 Redemption of capital equity certificates (unaudited)
 Equities issued (unaudited)
 Other (unaudited)                                                                                (49,485)
 Net earnings (unaudited)                                                     22,300,000        5,824,389
 Patronage dividends payable in cash, stated
   as a current liability (unaudited)                                         (6,700,000)
                                                          ------------      ------------      -----------
BALANCE AT NOVEMBER 30, 1997 (unaudited)                  $  4,296,000      $ 15,600,000      $62,960,101
                                                          ============      ============      ===========


                 See notes to consolidated financial statements

                           HARVEST STATES COOPERATIVES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three Months Ended                   Six Months Ended
                                                                    November 30,                        November 30,
                                                        -------------------------------------------------------------------
                                                              1996             1997              1996              1997
                                                              ----             ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $  10,992,504     $  16,915,908     $  19,510,515     $  28,124,389
  Adjustments to reconcile net earnings to
   net cash flows:
    Depreciation and amortization                           4,061,721         5,239,505         9,775,558        11,150,634
    Noncash income from joint ventures                     (2,553,358)       (4,134,017)       (4,306,933)       (7,286,418)
    Noncash portion of patronage dividends received          (292,824)          (18,447)       (3,205,478)       (3,562,753)
    Loss (gain) on sale of property, plant, and
     equipment                                                156,504          (106,158)          188,574          (206,209)
    Change in assets and liabilities:
      Receivables                                          43,193,921      (162,704,766)       (6,914,154)     (168,518,517)
      Inventories                                         (47,234,295)      (65,459,436)      213,976,059        15,229,503
      Patron credit balances                               49,882,979        22,232,293       100,880,153        35,323,693
      Advances received on grain and oilseed sales         33,677,071        83,848,289        57,896,714        97,596,912
      Accounts payable, accrued expenses, and
       drafts outstanding                                  33,332,287        21,462,485        24,595,349         4,185,902
      Prepaid expenses, deposits, and other                (4,634,110)          578,849        10,306,262          (540,744)
                                                        -------------     -------------     -------------     -------------
           Total adjustments                              109,589,896       (99,061,403)      403,192,104       (16,627,997)
                                                        -------------     -------------     -------------     -------------
           Net cash provided by (used in) operating
            activities                                    120,582,400       (82,145,495)      422,702,619        11,496,392

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant, and
   equipment                                                  916,051        11,469,798         1,005,267        11,968,907
  Investments redeemed                                      4,377,730         3,775,363         5,900,025         5,384,630
  Acquisition of property, plant, and equipment           (13,939,249)      (11,957,345)      (25,347,024)      (27,322,614)
  Payments on notes receivable                                 13,606            41,078           213,701           101,559
  Investments                                              (1,252,156)         (545,000)       (1,252,156)         (550,000)
  Investments in joint ventures                            (1,300,000)           (5,000)        7,215,059            (5,000)
  Other                                                      (621,747)           (8,522)          381,976           (23,294)
                                                        -------------     -------------     -------------     -------------
          Net cash (used in) provided by investing
           activities                                     (11,805,765)        2,770,372       (11,883,152)      (10,445,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit
   agreements                                              (9,000,000)       90,000,000      (324,000,000)       (8,000,000)
  Long-term debt borrowings                                10,000,000                          10,000,000
  Principal payments on long-term debt                     (3,316,422)       (3,640,045)       (6,398,286)       (6,944,261)
  Principal payments under capital lease obligations           (7,964)           (8,929)         (542,881)       (4,883,885)
  Redemption of capital equity certificates                (1,602,892)       (1,474,146)       (3,242,136)       (3,626,759)
  Cash patronage dividends paid                           (13,295,713)      (13,414,713)      (13,295,713)      (13,414,713)
                                                        -------------     -------------     -------------     -------------
            Net cash (used in) provided by financing
             activities                                   (17,222,991)       71,462,167      (337,479,016)      (36,869,618)
                                                        -------------     -------------     -------------     -------------

INCREASE (DECREASE) IN CASH                                91,553,644        (7,912,956)       73,340,451       (35,819,038)

CASH AT BEGINNING OF PERIOD                                 3,213,034        10,158,109        21,426,227        38,064,191
                                                        -------------     -------------     -------------     -------------
CASH AT END OF PERIOD                                   $  94,766,678     $   2,245,153     $  94,766,678     $   2,245,153
                                                        =============     =============     =============     =============


                 See notes to consolidated financial statements

HARVEST STATES COOPERATIVES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MAY 31, 1997 AND THREE MONTHS AND SIX MONTHS ENDED
NOVEMBER 30, 1997 AND 1996 (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the six-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's financial statements for the year ended May 31, 1997 included in the Company's Report on Form 10-K dated August 26, 1997, previously filed with the Commission.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

NOTE 2.  RECEIVABLES

                                                 May 31,         November 30,
                                                  1997               1997
                                           ----------------  ------------------
      Trade.............................       $213,501,012        $368,640,510
      Elevator accounts.................         56,172,256          71,604,143
      Other.............................          8,819,422           7,588,987
                                           ----------------  ------------------
                                                278,492,690         447,833,640
      Less allowance for losses.........        (10,975,000)        (11,829,615)
                                           ----------------  ------------------
                                               $267,517,690        $436,004,025
                                           ================  ==================

NOTE 3.  INVENTORIES

                                                May 31,          November 30,
                                                 1997                1997
                                           ----------------  ------------------
      Grain and oilseed....................    $176,605,333        $180,145,795
      Processed grain and oilseed products.      35,139,534          36,647,015
      Feed and Farm supplies...............      36,628,380          16,350,934
                                           ================  ==================
                                               $248,373,247        $233,143,744
                                           ================  ==================

NOTE 4.  SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

             Additional information concerning supplemental disclosures of cash flow activities are as follows:

                                              November 30,      November 30,
                                                  1996              1997
                                           ----------------  ------------------
   Net cash paid during the six months ended:

      Interest . . . . . . . . . . . . . .     $ 10,632,954         $ 7,909,406
      Income taxes . . . . . . . . . . . .        3,415,580           1,337,582

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On November 17, 1997 the boards of directors of the Company and Cenex, Inc. entered into a non-binding memorandum of intent which outlined the process and desired timetable for the regional cooperatives unification discussions. These discussions are still ongoing. Cenex, Inc. is a cooperative with operations centering on providing supplies and services to its members, including refined fuels, propane, lubricants, tires and accessories, plant food and crop protection products. In fiscal year ending September 30, 1997 Cenex had annual sales of approximately $3 billion and had equity of approximately $600 million. The Company already has close ties with Cenex, since it is one of Cenex's largest customers for agronomy products. The two cooperatives also have similar membership areas.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 WITH 1996

    The Company's consolidated net earnings for the three months ended November 30, 1997 and 1996 were $16,900,000 and $11,000,000, respectively, which represents a $5,900,000 (54%) increase for the period ended in 1997. This increase in net earnings is primarily the result of improved grain margins in the 1997 period compared to 1996.

    Consolidated net sales of $1,662,000,000 decreased $225,000,000 (12%) during the three-month period ended November 30, 1997 compared to the same period in 1996. Grain volume of approximately 306,000,000 bushels during the three months ended November 30, 1997 declined 68,000,000 bushels compared to 1996. This decline in grain volume was partially offset by a 23 cent a bushel weighted average price increase for all commodities sold during the current three-month period compared to the same period in 1996.

    Patronage dividends received for the three months ended November 30, 1997 and 1996 were $140,000 and $220,000, respectively, which represents an $80,000 (36%) decrease.

    Other revenue of $24,400,000 for the three months ended November 30, 1997 increased $5,400,000 (29%) compared to the same period in 1996. Earnings from the Company's nonconsolidated consumer products packaging joint venture increased approximately $1,400,000 for the three months ended November 30, 1997 compared to the same period in 1996. The balance of the 1997 change is attributable primarily to the increased service revenues at the Company's terminal facilities.

    Cost of goods sold of $1,650,000,000 decreased $230,000,000 (12%) for the three months ended November 30, 1997 compared to the same period in 1996. This decrease is primarily attributable to the decline in bushel volume discussed in the sales section of this analysis, partially offset by a 21 cent a bushel weighted average price increase for all commodities purchased during the current three-month period compared to the same period in 1996.

   Marketing and administrative expenses of $19,100,000 for the three months ended November 30, 1997 increased $1,800,000 (10%) compared to the same three months ended in 1996. $800,000 of this increase is attributable to additional staffing and system expansion within the Wheat Milling Defined Business Unit related to the Houston Mill and in anticipation of future volumes from Mt. Pocono. A significant portion of the balance of the change is related to the Farm Marketing & Supply Division, which has acquired a number of additional facilities within the past year.

   Interest expense of $4,500,000 for the three months ended November 30, 1997 represents an increase of $700,000 (19%) compared to the same period in 1996. This change is primarily the result of increased working capital requirements during the three months ended November 30, 1997 compared with the same period of 1996.

   Income tax expense of $2,200,000 and $1,450,000 for the three-month periods ended November 30, 1997 and 1996, respectively, result in effective tax rates of 11.5% and 11.7%.

COMPARISON OF SIX MONTHS ENDED NOVEMBER 30, 1997 WITH 1996

    The Company's consolidated net earnings for the six months ended November 30, 1997 and 1996 were $28,100,000 and $19,500,000, respectively, which represents an $8,600,000 (44%) increase for the period ended in 1997. This increase in net earnings is primarily the result of improved grain and soybean processing margins in the 1997 period compared to 1996.

    Consolidated net sales of $2,878,000,000 decreased $1,181,000,000 (29%)
during the six-month period ended November 30, 1997 compared to the same period in 1996. Grain volume of approximately 560,000,000 bushels during the six months ended November 30, 1997 declined 130,000,000 bushels compared to 1996. In addition to the volume decrease, the weighted average sales price for all commodities declined 70 cents a bushel for the six months ended November 30, 1997 compared to the same period a year ago.

    Patronage dividends received increased $600,000 (13%) for the six months ended November 30, 1997 compared to 1996 resulting from higher patronage earnings distributed by cooperative customers and suppliers.

    Other revenue of $42,500,000 for the six months ended November 30, 1997 increased $8,700,000 (26%) compared to the same period in 1996. This increase is primarily attributable to the recognition of approximately $3,500,000 of additional earnings from the Company's nonconsolidated consumer products packaging joint venture, and additional service income from both terminal facilities and grain marketing operations.

    Cost of goods sold of $2,851,000,000 decreased $1,179,000,000 (29%) for the six months ended November 30, 1997 compared to the same period in 1996. This decrease is primarily attributable to the decline in bushel volume discussed in the sales section of this analysis, as well as a 72 cent a bushel decline in weighted average purchase price for all commodities during the current six-month period compared to the same period in 1996.

    Marketing and administrative expenses declined $1,700,000 (5%), from $36,900,000 during the six months ended November 30, 1996 to $35,200,000 for the current six-month period. While some operations of the Company incurred additional marketing and administrative costs in 1997 due to expansion of operations, such costs of approximately $4,000,000 incurred in 1996 were eliminated as the result of transferring the Company's consumer products packaging operation to a nonconsolidated joint venture on August 30, 1996.

    Interest expense of approximately $7,600,000 for the six months ended November 30, 1997 represents a decrease of $800,000 (9%) compared to the same period of 1996. This reduced expense is the result of decreased grain volume and lower grain prices in 1997.

   Income tax expense of $3,600,000 and $2,600,000 for the six-month periods ended November 30, 1997 and 1996, respectively, result in effective tax rates of 11.3% and 11.8%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

    Operating activities of the Company used net cash of $82,100,000 for the three months ended November 30, 1997. Net cash used by operations during this period is attributable to increased working capital requirements of approximately $100,000,000. Operating activities provided net cash of $120,600,000 during the three months ended November 30, 1996 as working capital requirements decreased for that period by approximately $104,000,000.

    For the six months ended November 30, 1997, operating activities provided net cash of $11,500,000. Net earnings of $28,100,000 and net noncash income and expenses of $300,000 were partially offset by increased working capital requirements of approximately $16,900,000 during that period. Operating activities for the six months ended November 30, 1996 provided net cash of $422,700,000, primarily the result of reduced working capital requirements.

CASH FLOWS FROM INVESTING

    Investing activities during the three months ended November 30, 1997 provided net cash of $2,800,000. This net cash provided is primarily attributable to a sale-leaseback transaction of certain processing equipment within the Oilseed Processing and Refining Defined Business Unit which generated $10,300,000, the receipt of $3,800,000 from several joint ventures and investments, partially offset by spending for the acquisition of property, plant, and equipment of approximately $12,000,000. Investing activities during the three months ended November 30, 1996 used net cash of $11,800,000. Expenditures for the acquisition of property, plant, and equipment during that period totaled $13,900,000.

    Investing activities for the six months ended November 30, 1997 used net cash of $10,400,000. Expenditures for the acquisition of plant, property, and equipment during that period of $27,300,000 was partially offset by the $10,300,000 in proceeds from the sale-leaseback transaction described above, and by approximately $5,400,000 received from joint ventures and investments. Investing activities during the six months ended November 30, 1996 used net cash of approximately $11,900,000. Expenditures for the acquisition of plant, property, and equipment of $25,300,000 were partially offset by incoming cash from joint ventures and investments of approximately $13,100,000.

    On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the consumer products packaging division then owned by the Company as its capital investment in the joint venture. In return for these assets, the Company received $9,000,000 and a 40% interest in the joint venture and the joint venture assumed debt to the Company of approximately $33,700,000.

CASH FLOWS FROM FINANCING

    The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. The Company entered into a new loan agreement in October 1997, and as of November 30, 1997 the Company had short-term lines of credit totaling $525,000,000, all of which is committed, with $90,000,000 outstanding. On May 31, 1997, the Company had $98,000,000 of this credit line outstanding.

   The Company has financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives with maturities through the year 2007. Total indebtedness of these agreements totaled $118,000,000 and $125,000,000 on November 30, 1997 and May 31, 1997, respectively.

    The Company had no new long-term debt borrowings during the three months ended November 30, 1997, while in 1996, for the same three-month period, the Company incurred $10,000,000 of additional long-term debt. During the three months ended November 30, 1997 and 1996, the Company repaid long-term debt of $3,650,000 and $3,325,000, respectively.

    The Company had no new long-term debt borrowings during the six months ended November 30, 1997 while in 1996, for the same six-month period, the Company incurred $10,000,000 of additional long-term debt. During the six months ended November 30, 1997 and 1996, the Company repaid long-term debt of $11,830,000 and $6,940,000, respectively.

    The Company has announced intentions to construct a flour mill in central

Florida and a soybean crushing and refining plant in either southwestern Minnesota or in southeastern South Dakota. Plans are subject to due diligence, routine regulatory review and cost verification. Projected cost for the mill is approximately $35,000,000. Projected cost for the crushing and refining plant is approximately $90,000,000. These projects may be financed with additional long-term borrowing, equity, including additional equity participation units or with a combination of these financing alternatives.

    In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. Cash patronage for fiscal year 1997 distributed in November, 1997 totaled approximately $13,400,000.

    The Board of Directors authorized the redemption of patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons during the three months ended November 30, 1997 and 1996. These amounts totaled $1,475,000 and $1,600,000, respectively. Redemptions made during the six months ended November 30, 1997 and 1996 were $3,625,000 and $3,240,000, respectively.

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

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                             MAY 31,      NOVEMBER 30,
                                              1997            1997
                                           -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
  Receivables                              $34,169,676    $35,711,060
  Inventories                               22,850,699     19,136,896
  Prepaid expenses and deposits              2,310,163      1,831,311

                                           -----------    -----------
    Total current assets                    59,330,538     56,679,267

PROPERTY, PLANT AND EQUIPMENT               33,085,560     33,551,687

                                           -----------    -----------
                                           $92,416,098    $90,230,954
                                           ===========    ===========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives       $25,584,178    $28,200,816
  Accounts payable and accrued expenses     13,440,922      8,639,140

                                           -----------    -----------
      Total current liabilities            $39,025,100    $36,839,956

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY                53,390,998     53,390,998

                                           -----------    -----------
                                           $92,416,098    $90,230,954
                                           ===========    ===========


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       NOVEMBER 30,                  NOVEMBER 30,

                                                  1996            1997           1996            1997
                                                  ----            ----           ----            ----
REVENUES:
 Processed oilseed sales                    $  96,206,403     $108,181,066    $209,352,293    $194,530,213
 Other revenue                                    (22,934)         212,119         576,487       1,416,274

                                            -------------     ------------    ------------    ------------
                                               96,183,469      108,393,185     209,928,780     195,946,487
COSTS AND EXPENSES:
  Cost of goods sold                           87,471,703       95,871,302     195,305,454     178,332,487
  Marketing, general, and administrative        1,246,593        1,343,052       2,441,463       2,590,331
  Interest                                         16,400          154,829          35,500         164,280
                                            -------------     ------------    ------------    ------------

                                               88,734,696       97,369,183     197,782,417     181,087,098

                                            -------------     ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                    7,448,773       11,024,002      12,146,363      14,859,389

INCOME TAXES                                      850,000          125,000       1,200,000         800,000

                                            -------------     ------------    ------------    ------------
NET EARNINGS                                $   6,598,773     $ 10,899,002    $ 10,946,363    $ 14,059,389
                                            =============     ============    ============    ============


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                    STATEMENT OF DEFINED BUSINESS UNIT EQUITY

BALANCE AT MAY 31, 1997                                           $53,390,998
  Net earnings (unaudited)                                         14,059,389
  Defined Business Unit equity distributed (unaudited)            (14,059,389)

                                                         ---------------------
BALANCE AT NOVEMBER 30, 1997 (UNAUDITED)                          $53,390,998
                                                         =====================


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          NOVEMBER 30,                      NOVEMBER 30,

                                                     1996            1997              1996            1997
                                                     ----            ----              ----            ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $  6,598,773     $ 10,899,002     $ 10,946,363     $ 14,059,389
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                    411,917          466,349          823,957          938,168
    Gain on disposal of property,
      plant, and equipment                           (11,732)        (202,188)         (11,732)        (658,290)
    Changes in assets and liabilities:
      Receivables                                 (8,708,453)      (8,474,711)     (11,132,731)      (1,541,384)
      Inventories                                (17,628,190)     (10,539,185)      (3,807,124)       3,713,803
      Prepaid expenses and deposits                 (210,678)         858,034       (1,585,073)         478,852
      Accounts payable and accrued
        expenses                                   8,821,466       (2,018,324)       9,383,114       (4,801,782)

                                                ------------     ------------     ------------     ------------
       Total adjustments                         (17,325,670)     (19,910,025)      (6,329,589)      (1,870,633)

       Net cash (used in) provided by           ------------     ------------     ------------     ------------
        operating activities                     (10,726,897)      (9,011,023)       4,616,774       12,188,756
                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from disposition of property,
    plant, and equipment                                           10,266,854                        10,722,956
  Acquistion of property, plant, and
    equipment                                     (4,454,946)      (3,241,903)      (7,168,676)     (11,468,961)

                                                ------------     ------------     ------------     ------------
       Net cash used in investing activities      (4,454,946)       7,024,951       (7,168,676)        (746,005)
                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from Harvest
   States Cooperatives                            21,780,616       12,885,074       13,498,265        2,616,638
  Defined business unit equity distributed        (6,598,773)     (10,899,002)     (10,946,363)     (14,059,389)

      Net cash provided by (used in)            ------------     ------------     ------------     ------------
       financing activities                       15,181,843        1,986,072        2,551,902      (11,442,751)
                                                ------------     ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                0                0                0                0

CASH AT BEGINNING OF PERIOD                             --               --               --               --

                                                ------------     ------------     ------------     ------------
CASH AT END OF PERIOD                                   --               --               --               --
                                                ============     ============     ============     ============


                        See notes to financial statements

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the six-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Report on Form 10-K dated August 26, 1997, previously filed with the Commission.

NOTE 2.  INVENTORIES

                                        May 31,              November 30,
                                         1997                    1997

                                      ----------------   ---------------------
      Oilseed.....................        $11,740,227             $ 8,566,680
      Processed Oilseed Products..         11,110,472              10,570,216
                                      ----------------   ---------------------
                                          $22,850,699             $19,136,896
                                      ================   =====================

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


                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             NOVEMBER 30,                      NOVEMBER 30,

                                     --------------------------------------------------------------
                                         1996             1997            1996             1997
                                         ----             ----            ----             ----
Pretax Earnings                      $ 7,448,773     $ 11,024,002     $ 12,146,363     $ 14,859,389
Earnings from purchased oil           (2,058,432)         113,344       (3,298,357)      (1,815,475)
Nonpatronage joint venture income         (4,651)                         (571,744)        (737,836)
Book to tax differences
                                     -----------     ------------     ------------     ------------
Tax basis earnings                   $ 5,385,690     $ 11,137,346     $  8,276,262     $ 12,306,078
                                     ===========     ============     ============     ============

Bushels Processed                      7,655,836        9,253,464       15,983,653       13,860,830
Earnings per Bushel                  $      0.70     $       1.20     $       0.52     $       0.89
                                     ===========     ============     ============     ============


    Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales.

                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                    NOVEMBER 30,       NOVEMBER 30,

                                   ---------------------------------
                                   1996      1997     1996     1997
                                   ----      ----     ----     ----
Gross Margin percentage            9.08%    11.38%    6.71%    8.33%
Marketing and Administrative       1.30%     1.24%    1.17%    1.33%
Interest                                     0.14%             0.08%


COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $10,900,000 for the three months ended November 30, 1997 represents a $4,300,000 increase (65%) compared to the same period in 1996. This increase is primarily attributable to improved gross margins on soymeal.

    Net sales of $108,200,000 for the three-month period ended November 30, 1997 increased by $12,000,000 (12%) compared to the same period in 1996. Improved soymeal volume for the three months ended November 30, 1997 compared to the same period of a year ago contributed $8,100,000 to this increase. A higher average sales price for refined soyoil during the three months ended November 30, 1997 contributed approximately $7,700,000 to the increase. These favorable variances were partially offset by a lower average price per ton for processed soybean products during the three-month period ended November 30, 1997 when compared to the same three-month period of a year ago.

    Other revenues increased $235,000 for the three-month period ended November 30, 1997 compared to the same period ended November 30, 1996. The primary cause of this increase was the sale of equipment which produced a gain of about $200,000.

    Cost of goods sold for the three months ended November 30, 1997 increased $8,400,000 (10%) compared to the same period ended November 30, 1996. During the three-month period ended November 30, 1997, the Defined Business Unit crushed approximately 9,250,000 bushels of soybeans compared to 7,650,000 bushels during the same period a year ago. This increase in volume contributed approximately $11,100,000 in additional cost, which was partially offset by a decline in the average price for soybeans, from $7.39 for the three-month period ended November 30, 1996 to $6.70 for the same period during the current fiscal year. On the refinery portion of the business, a four cent a pound increase in the cost of crude soybean oil during the three months ended November 30, 1997 compared to the same period in 1996 contributed an additional $5,400,000 in costs, which was partially offset by a decline in refined oil volume for the three months ended November 30, 1997, down 12% from the 153,400,000 pounds produced during the three months ended November 30, 1996.

    Marketing and administrative expenses increased $100,000 (8%) for the three-month period ended November 30, 1997 compared to 1996.

    Interest expense increased $138,000 for the three months ended November 30, 1997 compared to the same three-month period of a year ago. This increase is primarily attributable to the increase in crush volume which creates higher levels of inventory and receivables which must be financed with debt.

    Income taxes for the three-month period ended November 30, 1997 of $125,000 decreased $725,000 compared to the three-month period ended November 30, 1996. This decrease is primarily attributable to a decline in the purchase of nonpatronage eligible crude soybean oil during the current three-month period compared to the same period of a year ago. Effective tax rates were 1.1% and 11.4% for the three months ended November 30, 1997 and 1996, respectively.

COMPARISON OF SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $14,100,000 for the six months ended November 30, 1997 represents a $3,100,000 increase (28%) compared to the same period in 1996. This increase is primarily attributable to improved gross margins on both processed soybean products and refined oils.

    Net sales of $194,500,000 for the six-month period ended November 30, 1997 decreased by $14,800,000 (7%) compared to the same period in 1996. This decrease is primarily attributable to the crushing plant shutdown for 41 days during the first quarter of the current fiscal year to allow for the installation of new equipment.

    Other revenues increased $800,000 for the six-month period ended November 30, 1997 compared to 1996, primarily the result of a gain of $450,000 on replaced equipment sold for salvage value, a gain of $200,000 on the other equipment sold, and an increase of about $150,000 in income from an oilseed joint venture.

    Cost of goods sold for the six months ended November 30, 1997 decreased $17,000,000 (9%) compared to the same period ended November 30, 1996. The primary cause of this decrease was the crushing plant shutdown to allow for the installation of new equipment. During the six months ended November 30, 1997, the Defined Business Unit crushed approximately 13,900,000 bushels of soybeans, compared with about 16,000,000 bushels for the same period in 1996. Also contributing to this reduction in costs was a lower average cost per bushel for soybeans in 1997, from $7.58 per bushel for the first six months last fiscal year to $7.19 per bushel for the first six months of the current fiscal year.

    Marketing and administrative expenses increased $150,000 (6%) for the six-month period ended November 30, 1997 compared to 1996.

    Interest expense increased $129,000 for the six months ended November 30, 1997 compared to the same six-month period of a year ago. This increase is primarily attributable to somewhat higher capital spending during the current fiscal year and increased working capital requirements during the second quarter of the fiscal year.

    Income tax expense of $800,000 and $1,200,000 for the six months ended November 30, 1997 and 1996 respectively, results in effective tax rates of 5.4% and 9.9%. This decrease in the effective tax rate is the result of a higher percentage of patronage eligible crude oil purchases during the current fiscal year, compared to similar purchases during the first six months of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended November 30, 1997 and 1996, used net cash of $9,000,000 and $10,700,000, respectively. Net earnings of $10,900,000 and $6,600,000 for the three-month periods ended November 30, 1997 and 1996 were offset by increases in working capital requirements of $20,200,000 and $17,700,000 during these periods, respectively.

    Operating activities for the six months ended November 30, 1997 and 1996, respectively, provided net cash of $12,200,000 and $4,600,000 due to net earnings of $14,100,000 and $10,900,000, partially offset by increases in working capital requirements of $2,200,000 and $7,100,000.

CASH FLOWS FROM INVESTING

    Investing activities for the three months ended November 30, 1997 provided net cash of $7,000,000. During this period, the Defined Business Unit entered into a sale and operating leaseback of certain equipment purchased and installed within the past twelve months. Proceeds received in this transaction were approximately $10,300,000 and were partially offset by additions to property, plant and equipment of $3,300,000 during the period. The Defined Business Unit used $4,500,000 for the addition of property, plant and equipment during the three months ended November 30, 1996.

    Investing activities during the six-month period ended November 30, 1997 used net cash of $750,000. Additions to property, plant, and equipment of $11,500,000 were partially offset by sales proceeds of $10,700,000, of which $10,300,000 were related to the sales-leaseback transaction described in the cash flow analysis of investing activities for the three-month period. During the six months ended November 30, 1996, cash of approximately $7,200,000 was used for the acquisition of property, plant, and equipment.

CASH FLOWS FROM FINANCING

    The Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations are deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent the Company's working capital position and corporate loan agreements with various banks, and cash requirements of all other Company operations.

    Working capital requirements for each division and Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

    The Defined Business Unit has announced intentions to construct a soybean crushing and refining plant in southwestern Minnesota or southeastern South Dakota. Plans are subject to due diligence, routine regulatory review and cost verification. Anticipated cost is approximately $90,000,000 and may be financed with additional debt, open member capital from the Company, additional equity participation units, or a combination of these financing alternatives.

    Debt outstanding and payable to the Company on November 30, 1997 was $28,200,000, an increase from May 31, 1997 of $2,600,000, which reflects working capital requirements and fixed asset financing requirements.

    Debt outstanding to the Company on May 31, 1997 was $25,600,000 which represents working capital and fixed asset financing requirements through that date.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                   MAY 31,      NOVEMBER 30,
                                                    1997            1997
                                                ------------    ------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Receivables                                   $ 26,860,772    $ 43,626,838
  Due from Harvest States Cooperatives
  Inventories                                     12,271,615      17,510,119
  Prepaid expenses and deposits                      840,730         491,705
                                                ------------    ------------

    Total current assets                          39,973,117      61,628,662

OTHER ASSETS                                      11,814,555      11,281,215

PROPERTY, PLANT AND EQUIPMENT                     69,130,520      74,033,852

                                                ------------    ------------
                                                $120,918,192    $146,943,729
                                                ============    ============

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives            $ 22,413,445    $  7,771,194
  Accounts payable and accrued expenses            9,493,405      16,488,692
  Current portion of long-term debt               10,005,000      10,005,000
                                                ------------    ------------

      Total current liabilities                   41,911,850      34,264,886

LONG-TERM DEBT                                    51,209,270      46,081,771

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY                      27,797,072      66,597,072

                                                ------------    ------------
                                                $120,918,192    $146,943,729
                                                ============    ============

                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    NOVEMBER 30,                  NOVEMBER 30,
                                            ---------------------------    ---------------------------
                                                1996          1997             1996           1997
                                                ----          ----             ----           ----
REVENUES:
 Processed grain sales                      $55,778,511    $ 53,988,519    $111,426,460    $98,409,027
 Other income                                                    83,527                        370,294
                                            -----------    ------------    ------------    -----------

                                             55,778,511      54,072,046     111,426,460     98,779,321
COSTS AND EXPENSES:
  Cost of goods sold                         51,052,202      49,211,588     102,375,248     89,781,884
  Marketing, general, and administrative      1,399,469       2,184,212       2,503,655      3,825,795
  Interest                                    1,414,846         959,686       2,825,979      2,039,098
                                            -----------    ------------    ------------    -----------

                                             53,866,517      52,355,486     107,704,882     95,646,777
                                            -----------    ------------    ------------    -----------

EARNINGS BEFORE INCOME TAXES                  1,911,994       1,716,560       3,721,578      3,132,544

INCOME TAXES                                    125,000         150,000         250,000        275,000

                                            -----------    ------------    ------------    -----------
NET EARNINGS                                $ 1,786,994    $  1,566,560    $  3,471,578    $ 2,857,544
                                            ===========    ============    ============    ===========


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                    STATEMENT OF DEFINED BUSINESS UNIT EQUITY

BALANCE AT MAY 31, 1997                                        $27,797,072
  Harvest States capital contributed (unaudited)                38,800,000
  Net earnings (unaudited)                                       2,857,544
  Defined Business Unit equity distributed (unaudited)          (2,857,544)

                                                             --------------
BALANCE AT NOVEMBER 30, 1997 (UNAUDITED)                       $66,597,072
                                                             ==============


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          NOVEMBER 30,                    NOVEMBER 30,

                                                     1996             1997            1996             1997
                                                     ----             ----            ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $  1,786,994     $  1,566,560     $  3,471,578     $  2,857,544
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                  1,029,531          919,792        2,027,064        2,138,134
    Changes in assets and liabilities:
      Receivables                                  4,304,473       (5,347,514)       4,733,785      (16,766,066)
      Inventories                                  4,939,251       (3,960,608)        (869,926)      (5,238,504)
      Prepaid expenses and deposits                    9,424         (188,150)        (101,287)         349,025
      Accounts payable and accrued
        expenses                                  (5,898,628)      (1,380,158)       1,523,701        6,995,288

                                                ------------     ------------     ------------     ------------
       Total adjustments                           4,384,051       (9,956,638)       7,313,337      (12,522,123)

       Net cash provided by (used in)           ------------     ------------     ------------     ------------
        operating activities                       6,171,045       (8,390,078)      10,784,915       (9,664,579)
                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property, plant, and
    equipment                                     (5,037,098)      (4,214,677)      (9,122,234)      (6,508,126)

                                                ------------     ------------     ------------     ------------
       Net cash used in investing activities      (5,037,098)      (4,214,677)      (9,122,234)      (6,508,126)
                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to)
   Harvest States Cooperatives                    (6,074,661)      16,610,065       (4,918,811)     (14,642,251)
  Capital from Harvest States Cooperatives                                                           38,800,000
   Long term debt borrowings                      10,000,000                        10,000,000
  Principal payments on long-term debt            (3,272,292)      (2,438,750)      (3,272,292)      (5,127,500)
  Defined business unit equity distributed        (1,786,994)      (1,566,560)      (3,471,578)      (2,857,544)

      Net cash (used in) provided by            ------------     ------------     ------------     ------------
       financing activities                       (1,133,947)      12,604,755       (1,662,681)      16,172,705
                                                ------------     ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                0                0                0                0

CASH AT BEGINNING OF PERIOD                             --               --               --               --

                                                ------------     ------------     ------------     ------------
CASH AT END OF PERIOD                                   --               --               --               --
                                                ============     ============     ============     ============


                        See notes to financial statements

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit Financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the six-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit's financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Report on Form 10-K dated August 26, 1997, previously filed with the Commission.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Patronage refunds to the Wheat Milling Defined Business Unit holders will be calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                 NOVEMBER 30,               NOVEMBER 30,

                           -----------------------------------------------------
                              1996         1997          1996           1997
                              ----         ----          ----           ----

Pretax Earnings            $1,911,994   $1,716,560    $ 3,721,578    $ 3,132,544
Book to tax differences
                           ----------   ----------    -----------    -----------
Tax basis earnings         $1,911,994   $1,716,560    $ 3,721,578    $ 3,132,544
                           ==========   ==========    ===========    ===========

Bushels Milled              7,732,922    7,924,825     14,704,395     14,934,510
Earnings per Bushel        $     0.25   $     0.22    $      0.25    $      0.21
                           ==========   ==========    ===========    ===========


    Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                  NOVEMBER 30,     NOVEMBER 30,

                                  -----------------------------
                                  1996    1997    1996    1997
                                  ----    ----    ----    ----

Gross Margin percentage ....      8.47%   8.85%   8.12%   8.77%
Marketing and Administrative      2.51%   4.05%   2.25%   3.89%
Interest ...................      2.54%   1.78%   2.54%   2.07%


COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 WITH 1996

    The Wheat Milling Defined Business Unit's net earnings of $1,600,000 for the three-month period ended November 30, 1997 decreased $200,000 (12%) compared to the same period in 1996. While total volume and resulting gross margin remained essentially unchanged between the two periods, the Houston mill, which commenced operations in June, operated at only 36% of its production capacity during the three months ended November 30, 1997. Total gross margins generated from this mill were inadequate to cover increased expenses related to its operation and this situation resulted in a deterioration of net earnings for the Defined Business Unit.

   Net sales for the three months ended November 30, 1997 of $54,000,000 decreased $1,800,000 (3%) compared to the same period in 1996. Essentially all of this decrease is attributable to declining prices, as overall volumes were nearly the same as a year ago.

   Interest income of $80,000 was generated during the three months ended

November 30, 1997 on the Wheat Milling Defined Business Unit's working capital account with Harvest States. This income was primarily the result of the additional capital of $38,800,000 contributed by Harvest States on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania. Construction at Mt. Pocono commenced in early September, 1997, and as disbursements are made for that purpose, interest generating funds have declined so that as of November 30, the Defined Business Unit is in a payable position to Harvest States on the working capital account.

   Cost of goods sold of $49,200,000 for the three months ended November 30, 1997, decreased $1,800,000 (4%) compared to the same period in 1996. This change is primarily the result of reduced cost per bushel for raw material during the three months ended November 30, 1997 compared to 1996. The mill expense component of cost of goods sold remained essentially unchanged in total, although the components of that total did change considerably. While Houston incurred new milling expenses during the three months ended November 30, 1997 of $700,000, the other three mills, particularly Rush City because of reduced run time, operated with approximately the same amount of reduced milling costs.

   Marketing and administrative expenses were $2,200,000 during the three months ended November 30, 1997, an increase of $800,000 (56%) compared to 1996. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

   The Wheat Milling Defined Business Unit incurred interest expense of $1,000,000 and $1,400,000 during the three months ended November 30, 1997 and 1996, respectively. This decrease of approximately $400,000 (32%) in 1997 is primarily the result of additional capital contributed by Harvest States on June 1, which decreased short term borrowing requirements.

    Income tax expenses of $150,000 and $125,000 for the three months ended November 30, 1997 and 1996, respectively, result in effective tax rates of 8.7% and 6.5%.

COMPARISON OF SIX MONTHS ENDED NOVEMBER 30, 1997 WITH 1996

    The Wheat Milling Defined Business Unit's net earnings of $2,900,000 for the six-month period ended November 30, 1997 decreased $600,000 (18%) compared to the same period in 1996. The primary cause of this decrease in net earnings is the under-utilization of the Houston, Texas mill, which commenced operations in June. For the six months ended November 30, 1997, the Houston mill has operated at approximately 31% of its production capacity. Gross margins generated from this limited volume have been inadequate to cover related expenses and has resulted in a deterioration of net earnings for the Defined Business Unit.

    Net sales for the six months ended November 30, 1997 of $98,400,000 decreased $13,000,000 (12%) compared to the same period in 1996. Essentially all of this decrease is attributable to declining prices, as overall volumes were nearly the same as a year ago.

    Interest income of $370,000 was generated during the six months ended November 30, 1997 on the Wheat Milling Defined Business Unit's working capital account with Harvest States. This income was primarily the result of additional capital of $38,800,000 contributed by Harvest States on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania. Construction at Mt. Pocono commenced in early September, 1997, and as disbursements have been made for that purpose, interest generating funds have declined so that as of November 30, the Defined Business Unit is in a payable position to Harvest States on the working capital account.

    Cost of goods sold of $89,800,000 for the six months ended November 30, 1997, decreased $12,600,000 (12%) compared to the same period in 1996. The raw material component of cost of goods sold decreased $13,200,000 compared with 1996, primarily because of a favorable price variance. The plant expense component of cost of goods sold increased approximately $600,000 in 1997, which was primarily the result of additional run time at Kenosha, the commencement of operations at Houston in June, offset partially by reduced variable costs at Rush City. The Rush City, Minnesota mill was closed throughout the month of June and early July, operated at approximately one-third of its normal production capacity from mid July through October, and at about two-thirds normal production capacity in November.

   Marketing & administrative expenses were $3,800,000 during the six months ended November 30, 1997, an increase of $1,300,000 (53%) compared to 1996. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

   The Wheat Milling Defined Business Unit incurred interest expense of $2,000,000 and $2,800,000 during the six months ended November 30,1997 and 1996, respectively. This decrease of approximately $800,000 (28%) in 1997 is primarily the result of additional capital contributed by Harvest States on June 1, which decreased short term borrowings.

   Income tax expenses of $275,000 and $250,000 for the six months ended November 30, 1997 and 1996, respectively, result in effective tax rates of 8.8% and 6.7%.

LIQUIDITY AND CAPITAL RESOURCES

    The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material cost and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Operating activities used net cash of $8,400,000 during the three-month period ended November 30, 1997. Net earnings of $1,600,000 and noncash expenses of $900,000 were offset by increased working capital requirements of approximately $10,900,000. Operating activities for the three-month period ended November 30, 1996 provided net cash of $6,200,000. Net earnings of $1,800,000, noncash expenses of $1,000,000, and a decrease in working capital of approximately $3,400,000 generated that net cash change.

   Operating activities used net cash of $9,700,000 during the six-month period ended November 30, 1997. Net earnings of $2,900,000 and noncash expenses of $2,100,000 were offset by increased working capital requirements of approximately $14,700,000. Operating activities for the six-month period ended November 30, 1996 provided net cash of $10,800,000. Net earnings of $3,500,000, noncash expenses of $2,000,000, and a decrease in working capital of approximately $5,300,000 generated that net cash change.

CASH FLOWS USED FOR INVESTING

    Cash expended for the acquisition of property, plant and equipment during the three-month periods ended November 30, 1997 and 1996 totaled $4,200,000 and $5,000,000, respectively.

    Cash expended for the acquisition of property, plant and equipment during the six-month periods ended November 30, 1997 and 1996 totaled $6,500,000 and $9,100,000, respectively.

CASH FLOWS FROM FINANCING

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

    On November 30, 1997, the Wheat Milling Defined Business Unit had short-term debt to Harvest States of $7,800,000, compared with short-term debt of $22,400,000 due to Harvest States on May 31, 1997. This change is primarily the result of $38,800,000 in additional capital contributed by Harvest States for the construction of the Mt. Pocono plant.

    On May 31, 1997 the Wheat Milling Defined Business Unit had long-term debt of $61,200,000 which was incurred for the acquisition, expansion and construction of its various plants since 1990. During the six months ended November 30, 1997, this balance was reduced by repayments of $5,127,500.

    Construction of the Mt. Pocono, Pennsylvania mill commenced during the month of September. Total cost for this mill is expected to be $41,350,000. Approximately $4,900,000 of these costs have been expended through November 30, 1997.

    The Defined Business Unit has announced intentions to construct a mill in central Florida. Plans are subject to due diligence, routine regulatory review and cost verification. Anticipated cost is approximately $35,000,000 and may be financed with additional debt, open member capital from the Company, additional equity participation units, or a combination of these financing alternatives.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                 EXHIBIT   DESCRIPTION
                 -------   ----------------------------------------------------

                  10.17    Amended and Restated Fourth Supplement dated
                           July 25, 1997 to Master Syndicated Loan Agreement by and among Harvest States Cooperatives, CoBank, ACB (successor to the National Bank for Cooperatives) and the St. Paul Bank for Cooperatives dated
                           October 28, 1996.

                  10.18 First Amendment dated October 31, 1997 to Revolving Credit Agreement by and among Harvest States Cooperatives, Banque Nationale de Paris et al., the St. Paul Bank for Cooperatives and CoBank, ACB dated November 1, 1996.

                  99       Cautionary Statement

                  27       Financial Data Schedule

(b)   Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HARVEST STATES COOPERATIVES
                                              ---------------------------
                                                       (Registrant)

                                                            /s/ T. F. Baker
       1/12/98                                              ---------------
       (Date)                                               T. F. Baker
                                                  Group Vice-President - Finance