Form 10-Q
period 1998-02-28
HARVEST STATES COOPERATIVES
filed 1998-04-08
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


       Commission File Number   333-17865


                           HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                  41-0251095
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1667 NORTH SNELLING AVENUE, ST. PAUL, MN 55108           (612) 646-9433
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

                                 YES __X__ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      NONE                           NONE
                     (Class)            (Number of shares outstanding at
                                        February 28, 1998)

                                      INDEX
                                                                            PAGE
                                                                             NO.
PART 1. FINANCIAL INFORMATION

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES

     Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of May 31, 1997, February 28, 1997, and February 28, 1998

     Consolidated Statements of Earnings for the three months and nine months ended February 28, 1997, and February 28, 1998

     Consolidated Statement of Capital for the nine months ended February 28,
     1998

     Consolidated Statements of Cash Flows for the three months and nine months ended February 28, 1997, and February 28, 1998

     Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

     Item 1. Financial Statements (Unaudited)

     Balance Sheets as of May 31, 1997, February 28, 1997, and February 28, 1998

     Statements of Earnings for the three months and nine months ended February 28, 1997, and February 28, 1998

     Statement of Defined Business Unit Equity for the nine months ended February 28, 1998

     Statements of Cash Flows for the three months and nine months ended February 28, 1997, and February 28, 1998

     Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)

     Item 1. Financial Statements (Unaudited)

     Balance Sheets as of May 31, 1997, February 28, 1997, and February 28, 1998

     Statements of Earnings for the three months and nine months ended February 28, 1997, and February 28, 1998

     Statement of Defined Business Unit Equity for the nine months ended February 28, 1998

     Statements of Cash Flows for the three months and nine months ended February 28, 1997 and February 28, 1998

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

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to the Quarterly Report on Form 10-Q, for the quarter ended February 28, 1998.

HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            May 31,        February 28,      February 28,
                                                             1997              1997              1998
                                                        --------------    --------------------------------
                                                                           (unaudited)        (unaudited)
CURRENT ASSETS:
   Cash                                                 $   38,064,191    $    6,568,569    $    4,600,425
   Receivables                                             267,517,690       337,521,170       366,655,486
   Inventories                                             248,373,247       161,564,581       156,050,736
   Prepaid expenses and deposits                            25,562,366        53,612,416        58,229,994
                                                        --------------    --------------------------------
       Total current assets                                579,517,494       559,266,736       585,536,641

OTHER ASSETS:
   Investments                                             126,547,616       123,967,470       142,076,842
   Other                                                    46,489,678        34,533,422        45,386,033
                                                        --------------    --------------------------------
      Total other assets                                   173,037,294       158,500,892       187,462,875

PROPERTY PLANT AND EQUIPMENT                               224,150,965       224,310,964       238,879,780
                                                        --------------    --------------------------------
                                                        $  976,705,753    $  942,078,592    $1,011,879,296
                                                        ==============    ================================


                             LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
   Notes payable                                        $   98,000,000    $  123,000,000    $  112,000,000
   Patron credit balances                                   25,190,513        39,668,949       112,166,457
   Advances received on grain sales                        125,071,207       136,573,747       108,992,354
   Drafts outstanding                                       32,698,943        28,745,424        22,745,473
   Accounts payable and accrued expenses                   152,451,010       103,172,167        97,310,529
   Patronage dividends payable                              13,200,000         8,800,000        10,000,000
   Current portion of long-term debt                        21,094,774        17,746,083        16,505,486
                                                        --------------    --------------------------------
        Total current liabilities                          467,706,447       457,706,370       479,720,299

LONG-TERM DEBT                                             113,363,692       114,652,007       102,347,552

OTHER LIABILITIES                                           10,536,301         4,501,651        11,537,156

COMMITMENTS AND CONTINGENCIES

CAPITAL                                                    385,099,313       365,218,564       418,274,289
                                                        --------------    --------------------------------
                                                        $  976,705,753    $  942,078,592    $1,011,879,296
                                                        ==============    ================================

                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended                  Nine Months Ended
                                                       February 28,                        February 28,
                                            --------------------------------    --------------------------------
                                                 1997              1998               1997              1998
                                                 ----              ----               ----              ----
REVENUES:
   Sales:
      Grain and oilseed                     $1,347,181,612    $1,341,197,489    $4,895,823,810    $3,813,583,403
      Processed grain and oilseed              170,619,575       164,490,780       566,997,937       457,430,021
      Feed and farm supplies                    35,252,183        33,723,383       149,076,530       146,242,394
                                            --------------------------------    --------------------------------
                                             1,553,053,370     1,539,411,652     5,611,898,277     4,417,255,818

   Patronage dividends                           3,062,133         2,073,183         7,789,427         7,396,271
   Other revenues                               20,091,794        23,000,921        53,901,006        65,537,310
                                            --------------------------------    --------------------------------
                                             1,576,207,297     1,564,485,756     5,673,588,710     4,490,189,399

COSTS AND EXPENSES:
   Cost of good sold                         1,535,885,774     1,525,409,325     5,565,810,727     4,376,526,323
   Marketing, general and administrative        15,716,213        18,604,077        52,643,909        53,824,262
   Interest                                      4,797,141         4,567,229        13,215,390        12,209,300
                                            --------------------------------    --------------------------------
                                             1,556,399,128     1,548,580,631     5,631,670,026     4,442,559,885
                                            --------------------------------    --------------------------------

EARNINGS BEFORE INCOME TAXES                    19,808,169        15,905,125        41,918,684        47,629,514

INCOME TAXES                                     2,350,000         1,700,000         4,950,000         5,300,000
                                            --------------------------------    --------------------------------

NET EARNINGS                                $   17,458,169    $   14,205,125    $   36,968,684    $   42,329,514
                                            ================================    ================================


                 See notes to consolidated financial statements

                  HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CAPITAL

                                                                                                OILSEED
                                                                                    WHEAT     PROCESSING &
                                                      PATRONAGE   NONPATRONAGE     MILLING      REFINING     PATRONAGE      CAPITAL
                                          TOTAL     CERTIFICATES  CERTIFICATES      EPUS          EPUS        PAYABLE       RESERVE
                                      ============  ============  ============  ============  ============  ============ ==========
BALANCE AT MAY 31, 1997:
 Stated as capital                    $385,099,313  $267,384,011  $ 15,144,440  $ 9,574,000  $ 4,296,000  $ 30,800,000 $ 57,900,862
 Stated as current liability            13,200,000                                                          13,200,000
 Distribution of patronage dividends
    payable for preceding year
    including cash payment of
    $13,388,479 (unaudited)            (13,388,479)   31,239,625     6,540,942                             (44,000,000)  (7,169,046)
 Redemption of capital equity
    certificates (unaudited)            (6,643,917)   (6,133,713)     (510,204)
 Equities issued (unaudited)             7,371,499     7,371,499
 Other (unaudited)                         306,359        83,808       (18,325)                                             240,876
 Net earnings (unaudited)               42,329,514                                                          33,300,000    9,029,514
 Patronage dividends payable in cash,
   stated as a current liability
   (unaudited)                         (10,000,000)                                                        (10,000,000)
                                      ---------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28, 1998
   (unaudited)                        $418,274,289  $299,945,230  $ 21,156,853  $ 9,574,000  $ 4,296,000  $ 23,300,000 $ 60,002,206
                                      =============================================================================================


                 See notes to consolidated financial statements

                           HARVEST STATES COOPERATIVES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended           Nine Months Ended
                                                               February 28,                 February 28,
                                                     ----------------------------  ----------------------------
                                                           1997           1998           1997           1998
                                                           ----           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $  17,458,169  $  14,205,125  $  36,968,684  $  42,329,514
  Adjustments to reconcile net earnings to
   net cash flows:
    Depreciation and amortization                        4,601,860      5,148,148     18,377,418     16,298,782
    Noncash income from joint ventures                  (3,421,698)    (3,260,193)    (7,728,631)   (10,546,611)
    Noncash portion of patronage dividends received     (3,185,553)    (1,831,770)    (6,391,031)    (5,394,523)
    Gain (loss) on sale of property, plant, and
     equipment                                            (138,355)      (129,853)        50,219       (336,062)
    Change in assets and liabilities:
      Receivables                                       56,307,761     69,476,969     49,393,607    (99,041,548)
      Inventories                                       58,966,478     77,093,008    272,942,537     92,322,511
      Patron credit balances                           (90,218,623)    51,652,252     10,661,530     86,975,945
      Advances received on grain and oilseed sales    (123,148,157)  (113,675,764)   (65,251,443)   (16,078,852)
      Accounts payable, accrued expenses, and
       drafts outstanding                              (74,789,136)   (68,241,953)   (54,193,787)   (64,056,051)
      Prepaid expenses, deposits, and other            (40,336,526)   (35,065,163)   (30,030,264)   (35,605,907)
                                                     ----------------------------  ----------------------------
           Total adjustments                          (215,361,949)   (18,834,319)   187,830,155    (35,462,316)
                                                     ----------------------------  ----------------------------
           Net cash (used in) provided by operating
            activities                                (197,903,780)    (4,629,194)   224,798,839      6,867,198

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant, and
   equipment                                               223,962        558,208      1,229,229     12,527,115
  Investments redeemed                                     414,766      1,168,796      6,314,791      6,553,426
  Acquisition of property, plant, and equipment         (8,791,362)    (7,537,527)   (34,138,386)   (34,860,141)
  Payments on notes receivable                             (28,926)        54,670        184,775        156,229
  Investments                                             (124,962)    (2,500,000)    (1,377,118)    (3,050,000)
  Investments in joint ventures                                                        7,215,059         (5,000)
  Other                                                   (418,874)        (1,475)       (36,898)       (24,769)
                                                     ----------------------------  ----------------------------
          Net cash used in investing
           activities                                   (8,725,396)    (8,257,328)   (20,608,548)   (18,703,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit
   agreements                                          123,000,000     22,000,000   (201,000,000)    14,000,000
  Long-term debt borrowings                                                           10,000,000
  Principal payments on long-term debt                  (2,869,961)    (3,729,523)    (9,268,247)   (10,673,784)
  Principal payments under capital lease obligations      (711,430)       (37,759)    (1,254,311)    (4,921,644)
  Redemption of capital equity certificates             (1,088,985)    (3,017,158)    (4,331,121)    (6,643,917)
  Cash patronage dividends paid                            101,443         26,234    (13,194,270)   (13,388,479)
                                                     ----------------------------  ----------------------------
            Net cash provided by (used in) financing
             activities                                118,431,067     15,241,794   (219,047,949)   (21,627,824)
                                                     ----------------------------  ----------------------------

INCREASE (DECREASE) IN CASH                            (88,198,109)     2,355,272    (14,857,658)   (33,463,766)

CASH AT BEGINNING OF PERIOD                             94,766,678      2,245,153     21,426,227     38,064,191
                                                     ----------------------------  ----------------------------

CASH AT END OF PERIOD                                $   6,568,569  $   4,600,425  $   6,568,569  $   4,600,425
                                                     ============================  ============================

                 See notes to consolidated financial statements

HARVEST STATES COOPERATIVES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MAY 31, 1997 AND THREE MONTHS AND NINE MONTHS ENDED
FEBRUARY 28, 1997 AND 1998 (UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's financial statements for the year ended May 31, 1997 included in the Company's Report on Form 10-K dated August 26, 1997, previously filed with the Commission.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


NOTE 2.  RECEIVABLES

                                        May 31,     February 28,    February 28,
                                         1997          1997            1998
                                    -------------  ----------------------------
Trade ............................. $ 213,501,012  $ 253,081,516  $ 269,687,559
Elevator accounts .................    56,172,256     75,965,289    102,605,780
Other .............................     8,819,422     15,959,351      6,379,209
                                    -------------  ----------------------------
                                      278,492,690    345,006,156    378,672,548
  Less allowance for losses .......   (10,975,000)    (7,484,986)   (12,017,062)
                                    -------------  ----------------------------
                                    $ 267,517,690  $ 337,521,170  $ 366,655,486
                                    =============  =============  =============


NOTE 3.  INVENTORIES

                                           May 31,   February 28,  February 28,
                                            1997          1997         1998
                                       ------------  ------------- ------------
Grain and oilseed .................... $176,605,333  $100,496,448  $ 77,589,015
Processed grain and oilseed products .   35,139,534    32,888,542    45,867,023
Feed and Farm supplies ...............   36,628,380    28,179,591    32,594,698
                                       ------------  --------------------------
                                       $248,373,247  $161,564,581  $156,050,736
                                       ============  ============  ============


NOTE 4.  SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION


         Additional information concerning supplemental disclosures of cash flow activities are as follows:

                                              February 28,  February 28,
                                                  1997          1998
                                              -------------------------
Net cash paid during the nine months ended:
     Interest ..............................  $14,972,873   $11,437,097
     Income taxes ..........................    3,684,510     1,589,490

Significant noncash transactions:
    Noncash patronage refunds issued from
     prior year's earnings .................  $30,877,406   $31,239,625
    Noncash nonpatronage certificates issued
     from prior year's earnings ............    6,115,487     6,540,942
    Capital equity certificates issued in
     exchange for elevator properties ......    4,193,985     7,371,499

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    On January 29, 1998 the boards of directors of the Company and Cenex, Inc. signed documents to merge the two companies. A two-thirds favorable vote from each company's membership is needed to go forward with the merger. The vote will be concluded on April 15, 1998 and if approved, the merger is expected to be effective June 1, 1998. Cenex, Inc. is a cooperative with operations centering on providing supplies and services to its members, including refined fuels, propane, lubricants, tires and accessories, plant food and crop protection products. In fiscal year ending September 30, 1997 Cenex had annual sales of approximately $3 billion and had equity of approximately $600 million. The Company already has close ties with Cenex, since it is one of Cenex's largest customers for agronomy products. The two cooperatives also have similar membership areas.

    The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year 1900 rather than the year 2000, or vice versa. This could result in a system failure or miscalculations causing disruptions of operations including an inability to process transactions or engage in similar normal business activities.

    Based on its assessment, the Company's management presently believes that all essential computer systems and programs are Year 2000 compliant, and that any problems will not have a material effect on operations or financial results. The Company continues to bear some risk related to the Year 2000 issue if other entities not affiliated with the Company do not appropriately address their own Year 2000 compliance issues. The Commpany has not yet evaluated the full impact of the Year 2000 issue if third-party vendors and/or customers do not resolve this issue on a timely basis.



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1998 WITH 1997

    The Company's consolidated net earnings for the three months ended February 28, 1998 and 1997 were $14,200,000 and $17,500,000, respectively, which represents a $3,300,000 (19%) decrease for the period ended in 1998. While the company has increased its fixed cost structure through acquisitions and expansion during the past year, volume activity during the three-month period ended February 28, 1998 did not increase proportionately to those increased costs.

    Consolidated net sales of $1,539,000,000 decreased $14,000,000 (1%) during the three-month period ended February 28, 1998 compared to the same period in 1997. Grain volume of approximately 294,000,000 bushels during the three months ended February 28, 1998 declined 15,000,000 bushels compared to 1997. This decline in grain volume was partially offset by a 19 cent a bushel weighted average price increase for all commodities sold during the current three-month period compared to the same period in 1997.

    Patronage dividends received for the three months ended February 28, 1998 and 1997 were $2,100,000 and $3,100,000, respectively, which represents a $1,000,000 (32%) decrease.

    Other revenue of $23,000,000 for the three months ended February 28, 1998 increased $2,900,000 (14%) compared to the same period in 1997. Earnings from the Company's nonconsolidated consumer products packaging joint venture increased approximately $700,000 for the three months ended February 28, 1998 compared to the same period in 1997. The balance of the

1998 change is primarily attributable to the increased service revenues at the Company's country elevator facilities and grain marketing operations.

    Cost of goods sold of $1,525,000,000 decreased $11,000,000 (1%) for the three months ended February 28, 1998 compared to the same period in 1997. This decrease is primarily attributable to the decline in bushel volume discussed in the sales section of this analysis, partially offset by increased facility expenses and an 18 cent a bushel weighted average price increase for all commodities purchased during the current three-month period compared to the same period in 1997.

   Marketing and administrative expenses of $18,600,000 for the three months ended February 28, 1998 increased $2,900,000 (18%) compared to the same three months ended in 1997. $900,000 of this increase is attributable to additional staffing and system expansion within the Wheat Milling Defined Business Unit related to the Houston Mill and in anticipation of future volumes from Mt. Pocono. A significant portion of the balance of the change is related to the Farm Marketing & Supply Division, which has acquired a number of additional facilities within the past year.

   Interest expense of $4,600,000 for the three months ended February 28, 1998 represents a decrease of $200,000 (4%) compared to the same period in 1997.

   Income tax expense of $1,700,000 and $2,350,000 for the three-month periods ended February 28, 1998 and 1997, respectively, result in effective tax rates of 10.7% and 11.9%.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1998 WITH 1997

    The Company's consolidated net earnings for the nine months ended February 28, 1998 and 1997 were $42,300,000 and $37,000,000, respectively, which represents a $5,300,000 (14%) increase for the period ended in 1998. This increase in net earnings is primarily the result of improved grain margins in the 1998 period compared to 1997.

    Consolidated net sales of $4,417,000,000 decreased $1,195,000,000 (21%)
during the nine-month period ended February 28, 1998 compared to the same period in 1997. Grain volume of approximately 860,000,000 bushels during the nine months ended February 28, 1998 declined 140,000,000 bushels compared to 1997. In addition to the volume decrease, the weighted average sales price for all commodities declined 42 cents a bushel for the nine months ended February 28, 1998 compared to the same period a year ago.

    Patronage dividends received decreased $400,000 (5%) for the nine months ended February 28, 1998 compared to 1997 resulting from lower patronage earnings distributed by cooperative customers and suppliers.

    Other revenue of $65,500,000 for the nine months ended February 28, 1998 increased $11,600,000 (22%) compared to the same period in 1997. This increase is primarily attributable to the recognition of approximately $4,200,000 of additional earnings from the Company's nonconsolidated consumer products packaging joint venture, and additional service income from both country elevators and grain marketing operations.

    Cost of goods sold of $4,377,000,000 decreased $1,189,000,000 (21%) for the nine months ended February 28, 1998 compared to the same period in 1997. This decrease is primarily attributable to the decline in bushel volume discussed in the sales section of this analysis, as well as a 44 cent a bushel decline in weighted average purchase price for all commodities during the current nine-month period compared to the same period in 1997.

    Marketing and administrative expenses increased $1,200,000 (2%), from $52,600,000 during the nine months ended February 28, 1997 to $53,800,000 for the current nine-month period. While such costs of approximately $4,100,000 incurred in the 1997 period were eliminated as a result of transferring the Company's consumer products packaging operation to a nonconsolidated joint venture on August 30, 1996, other areas of the Company, specifically country elevators and wheat milling incurred increased costs due to expansion of their respective businesses.

    Interest expense of approximately $12,200,000 for the nine months ended February 28, 1998 represents a decrease of $1,000,000 (8%) compared to the same period of 1997. This reduced expense is the result of decreased grain volume and lower grain prices in 1997.

   Income tax expense of $5,300,000 and $4,950,000 for the nine-month periods ended February 28, 1998 and 1997, respectively, result in effective tax rates of 11.1% and 11.8%.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

    Operating activities of the Company used net cash of $4,600,000 and $197,900,000 for the three months ended February 28, 1998 and 1997, respectively. Net cash used is attributable to increased working capital requirements of $18,800,000 and $213,200,000 for the three months ended February 28, 1998 and 1997, respectively.

    For the nine months ended February 28, 1998, net earnings of $42,300,000 were partially offset by increased working capital needs to provide net cash of $6,900,000. During the same nine-month period of a year ago, net earnings of $37,000,000, net noncash revenues and expenses of $4,300,000 and reduced working capital requirements of $183,500,000 provided net cash of $224,800,000.

CASH FLOWS FROM INVESTING

    Investing activities during the three months ended February 28, 1998 used net cash of $8,300,000. Primary uses of cash for investing purposes during this three-month period included the acquisition of property, plant and equipment totaling $7,500,000, and the investment of $2,500,000 for convertible preferred stock of Sparta Foods, Inc., a tortilla manufacturing firm based in the Minneapolis-St. Paul area. This investment represents an 18% ownership in that company. These uses of cash for investing purposes were partially offset by proceeds from the sale of fixed assets and redemptions of various investments. Investing activities during the same three-month period of a year ago used net cash of $8,700,000 essentially all of which was for the acquisition of property, plant and equipment.

    Investing activities for the nine months ended February 28, 1998 used net cash of $18,700,000. Expenditures for the acquisition of property, plant and equipment during that period of $34,800,000 and equity investments of $3,000,000 were partially offset by proceeds from the sale of property, plant and equipment of $12,500,000 and by approximately $6,600,000 received from joint ventures and redemptions of investments. $10,300,000 of the $12,500,000 proceeds from the sale of fixed assets resulted from a sales-leaseback transaction of manufacturing equipment within the Oilseed Processing and Refining Defined Business Unit. Investing activities during the nine months ended February 28, 1997 used net cash of approximately $20,600,000. Expenditures for the acquisition of property, plant and equipment of $34,100,000 were partially offset by incoming cash from joint ventures, investments and fixed asset proceeds totaling approximately $14,800,000 during the nine-month period of a year ago.

    On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the consumer products packaging division then owned by the Company as its capital investment in the joint venture. In return for these assets, the Company received a 40% interest in the joint venture and the joint venture assumed debt to the Company of approximately $33,700,000. Of this debt transfer, $9,000,000 was related to non-current assets transferred and is reflected as a source of cash from investing activities for the six-month period ended November 30, 1996.

CASH FLOWS FROM FINANCING

    The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. The Company entered into a new loan agreement in October 1997, and as of February 28, 1998 the Company had short-term lines of credit totaling $525,000,000, all of which is committed, with $112,000,000 outstanding. On May 31, 1997, the Company had $98,000,000 of this credit line outstanding.

   The Company has financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives with maturities through the year 2007. Total indebtedness of these agreements totaled $114,700,000 and $125,000,000 on February 28, 1998 and May 31, 1997, respectively.

    The Company had no new long-term debt borrowings during the three months ended February 28, 1998, and 1997, respectively. During the three months ended February 28, 1998, and 1997, the Company repaid long-term debt of $3,770,000 and $3,580,000, respectively.

    The Company had no new long-term debt borrowings during the nine months ended February 28, 1998 while in 1997, for the same nine-month period, the Company incurred $10,000,000 of additional long-term debt. During the nine months ended February 28, 1998 and 1997, the Company repaid long-term debt of $15,600,000 and $10,525,000, respectively.

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

    The Board of Directors authorized the redemption of patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons during the three months ended February 28, 1998 and 1997. These amounts totaled $3,000,000 and $1,100,000, respectively. Redemptions made during the nine months ended February 28, 1998 and 1997 were $6,600,000 and $4,300,000, respectively.

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

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

ITEM 1. FINANCIAL STATEMENTS

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     MAY 31,     FEBRUARY 28,   FEBRUARY 28,
                                                                      1997           1997          1998
                                                                  -----------    --------------------------
                                                                                 (Unaudited)    (Unaudited)
CURRENT ASSETS:
  Receivables                                                     $34,169,676    $31,769,322    $31,327,604
  Inventories                                                      22,850,699     21,629,586     30,384,745
  Prepaid expenses and deposits                                     2,310,163      1,826,008        558,586

                                                                  -----------    --------------------------
    Total current assets                                           59,330,538     55,224,916     62,270,935

PROPERTY, PLANT AND EQUIPMENT                                      33,085,560     31,922,758     34,314,008

                                                                  -----------    --------------------------
                                                                  $92,416,098    $87,147,674    $96,584,943
                                                                  ===========    ==========================


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives                              $25,584,178    $19,693,173    $34,029,248
  Accounts payable and accrued expenses                            13,440,922     14,063,503      9,164,697

                                                                  -----------    --------------------------
      Total current liabilities                                   $39,025,100    $33,756,676    $43,193,945


COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                                       53,390,998     53,390,998     53,390,998

                                                                  -----------    --------------------------
                                                                  $92,416,098    $87,147,674    $96,584,943
                                                                  ===========    ==========================

                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       FEBRUARY 28,                      FEBRUARY 28,
                                                       ------------                      ------------
                                                  1997             1998              1997            1998
                                                  ----             ----              ----            ----
REVENUES:
 Processed oilseed sales                    $ 117,617,535     $ 110,443,756    $ 326,969,828    $ 304,973,969
 Other revenue                                   (430,661)          289,336          145,826        1,705,610

                                            -------------------------------    ------------------------------
                                              117,186,874       110,733,092      327,115,654      306,679,579
COSTS AND EXPENSES:
  Cost of goods sold                          107,203,129       102,395,809      302,508,583      280,728,296
  Marketing, general, and administrative        1,291,563         1,290,652        3,733,026        3,880,983
  Interest                                        173,700           146,350          209,200          310,630
                                            -------------------------------    ------------------------------

                                              108,668,392       103,832,811      306,450,809      284,919,909

                                            -------------------------------    ------------------------------
EARNINGS BEFORE INCOME TAXES                    8,518,482         6,900,281       20,664,845       21,759,670

INCOME TAXES                                      850,000           100,000        2,050,000          900,000

                                            -------------------------------    ------------------------------
NET EARNINGS                                $   7,668,482     $   6,800,281    $  18,614,845    $  20,859,670
                                            ===============================    ==============================

                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                    STATEMENT OF DEFINED BUSINESS UNIT EQUITY




BALANCE AT MAY 31, 1997                                   $ 53,390,998
  Net earnings (unaudited)                                  20,859,670
  Defined Business Unit equity distributed (unaudited)     (20,859,670)

                                                          ------------
BALANCE AT FEBRUARY 28, 1998 (UNAUDITED)                  $ 53,390,998
                                                          ============


                        See notes to financial statements

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          FEBRUARY 28,                     FEBRUARY 28,
                                                          ------------                     ------------
                                                     1997             1998             1997             1998
                                                     -----            -----            -----            ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $  7,668,482     $  6,800,281     $ 18,614,845     $ 20,859,670
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                    467,265          467,080        1,291,222        1,405,248
    Gain on disposal of property,
      plant, and equipment                          (458,024)                         (469,756)        (658,290)
    Changes in assets and liabilities:
      Receivables                                  2,159,021        4,383,456       (8,973,710)       2,842,072
      Inventories                                  8,412,758      (11,247,849)       4,605,634       (7,534,046)
      Prepaid expenses and deposits                   69,757        1,272,725       (1,515,316)       1,751,577
      Accounts payable and accrued
        expenses                                  (6,559,199)         525,556        2,823,915       (4,276,226)

                                                -----------------------------     -----------------------------
       Total adjustments                           4,091,578       (4,599,032)      (2,238,011)      (6,469,665)

       Net cash provided by
         operating activities                   -----------------------------     -----------------------------
                                                  11,760,060        2,201,249       16,376,834       14,390,005
                                                -----------------------------     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from disposition of property,
    plant, and equipment                                                                             10,722,956
  Acquistion of property, plant, and
    equipment                                       (804,135)      (1,229,400)      (7,972,811)     (12,698,361)

                                                -----------------------------     -----------------------------
       Net cash used in investing activities        (804,135)      (1,229,400)      (7,972,811)      (1,975,405)
                                                -----------------------------     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from Harvest
   States Cooperatives                            (3,287,443)       5,828,432       10,210,822        8,445,070
  Defined business unit equity distributed        (7,668,482)      (6,800,281)     (18,614,845)     (20,859,670)

      Net cash used in
        financing activities                    -----------------------------     -----------------------------
                                                 (10,955,925)        (971,849)      (8,404,023)     (12,414,600)
                                                -----------------------------     -----------------------------

INCREASE (DECREASE) IN CASH                                0                0                0                0

CASH AT BEGINNING OF PERIOD                             --               --               --               --

                                                -----------------------------     -----------------------------
CASH AT END OF PERIOD                                   --               --               --               --
                                                =============================     =============================

                        See notes to financial statements

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Report on Form 10-K dated August 26, 1997, previously filed with the Commission.


NOTE 2.  INVENTORIES

                                   May 31,     February 28,   February 28,
                                    1997          1997            1998
                                -----------    --------------------------
Oilseed ....................    $11,740,227    $15,082,519    $13,052,817
Processed Oilseed Products .     11,110,472      6,547,067     17,331,928
                                -----------    --------------------------
                                $22,850,699    $21,629,586    $30,384,745
                                ===========    ==========================

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

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               FEBRUARY 28,                    FEBRUARY 28,

                                     ---------------------------------------------------------------
                                          1997             1998             1997             1998
                                          ----             ----             ----             ----
Pretax Earnings                      $  8,518,482     $  6,900,281     $ 20,664,845     $ 21,759,670
Earnings from purchased oil            (2,148,388)        (866,736)      (5,446,745)      (2,682,211)
Nonpatronage joint venture income                                          (571,744)        (737,836)
Book to tax differences
                                     ---------------------------------------------------------------
Tax basis earnings                   $  6,370,094     $  6,033,545     $ 14,646,356     $ 18,339,623
                                     ===============================================================

Bushels Processed                       8,026,767        9,848,521       24,010,420       23,709,351
Earnings per Bushel                  $       0.79     $       0.61     $       0.61     $       0.77
                                     ===============================================================


    Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales.

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                FEBRUARY 28,                       FEBRUARY 28,

                                          --------------------------------------------------------
                                          1997               1998             1997           1998
                                          ----               ----             ----           ----
Gross Margin percentage                   8.85%              7.29%            7.48%          7.95%
Marketing and Administrative              1.10%              1.17%            1.14%          1.27%
Interest                                  0.15%              0.13%            0.06%          0.10%



COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $6,800,000 for the three months ended February 28, 1998 represents a $900,000 decrease (12%) compared to the same period in 1997. This decrease is primarily attributable to lower gross margins on refined soybean oil products, partially offset by a $750,000 decrease in income tax expense.

    Net sales of $110,400,000 for the three-month period ended February 28, 1998 decreased by $7,200,000 (6%) compared to the same period in 1997. Lower sales prices for both soymeal and refined oil products negatively impacted current quarter sales by $17,700,000. This price variance was partially offset by improved sales volume, particulary for soymeal.

    Other revenues increased $700,000 for the three-month period ended February 28, 1998 compared to the same period ended February 28, 1997. During the quarter ended February 28, 1997, the Defined Business Unit recognized losses on equipment totaling approximately $450,000, which is the primary factor in the favorable variance for the current three-month period compared to the same period of a year ago.

    Cost of goods sold for the three months ended February 28, 1998 decreased $4,800,000 (4%) compared to the same period ended February 28, 1997. Although the Defined Business Unit crushed almost 1.8 million more bushels during the quarter ended February 28, 1998 than during the quarter ended February 28, 1997, declining average costs for crude soybean oil resulted in reduced costs of goods sold for the quarter ended February 28, 1998 versus February 28, 1997.

    Marketing and administrative expenses remained unchanged for the three-month period ended February 28, 1998 compared to the same period ended in 1997.

    Interest expense decreased $28,000 for the three months ended February 28, 1998 compared to the same three-month period of a year ago.

    Income taxes for the three-month period ended February 28, 1998 of $100,000 decreased $750,000 compared to the three-month period ended February 28, 1997. This decrease is primarily attributable to a decline in the purchase of nonpatronage eligible crude soybean oil during the current three-month period compared to the same period of a year ago. Effective tax rates were 1.4% and 10.0% for the three months ended February 28, 1998 and 1997, respectively.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $20,900,000 for the nine months ended February 28, 1998 represents a $2,300,000 increase (12%) compared to the same period in 1997. This increase is primarily attributable to gains of $650,000 on the sale of replaced equipment and a reduction of $1,150,000 in income tax expense.

    Net sales of $305,000,000 for the nine-month period ended February 28, 1998 decreased by $22,000,000 (7%) compared to the same period in 1997. This decrease is primarily attributable to the crushing plant shutdown for 41 days during the first quarter of the current fiscal year to allow for the installation of new equipment, and also to a reduction in the average sales price of both soymeal and refined oil products during the current nine-month period compared to the same period of a year ago.

    Other revenues increased $1,600,000 for the nine-month period ended February 28, 1998 compared to 1997. Primary components of other revenues for 1998 include gains on disposal of plant, property and equipment of approximately $650,000 and income from an oilseed processing joint venture totaling $738,000. Primary components of other revenues for the 1997 period included net losses on the disposal of fixed assets of approximately $450,000 and income from the oilseed processing joint venture of approximately $600,000.

    Cost of goods sold for the nine months ended February 28, 1998 decreased $21,800,000 (7%) compared to the same period ended February 28, 1997. The primary cause of this decrease was the crushing plant shutdown to allow for the installation of new equipment, and a decline in the cost of both soybeans and crude soybean oil. The Defined Business Unit crushed approximately 23,700,000 bushels of soybeans during the current nine-month period, compared with about 24,000,000 bushels for the same period ended in 1997. Average soybean costs of $7.01 per bushel during the current period declined from $7.36 during the same period of a year ago. Crude soybean oil costs of 22.3 cents per pound also declined from 24.5 cents per pound for the same period a year ago.

    Marketing and administrative expenses increased $150,000 (4%) for the nine-month period ended February 28, 1998 compared to 1997.

    Interest expense increased $100,000 (50%) for the nine months ended February 28, 1998 compared to the same nine-month period of a year ago. This increase is primarily attributable to somewhat higher capital spending during the current fiscal year and increased working capital requirements during the second quarter of the fiscal year.

    Income tax expense of $900,000 and $2,050,000 for the nine months ended February 28, 1998 and 1997 respectively, results in effective tax rates of 4.1% and 9.9%. This decrease in the effective tax rate is the result of a higher percentage of patronage eligible crude oil purchases during the current fiscal year, compared to similar purchases during the first nine months of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Net earnings of $6,800,000, noncash expenses of approximately $500,000, and an increase in working capital requirements of $5,100,000 resulted in net cash provided by operating activities for the three months ended February 28, 1998 of $2,200,000. For the same three-month period ended a year ago, net earnings of $7,700,000, noncash expenses of $500,000 and reduced working capital requirements of $3,600,000 provided $11,800,000 in net cash from operating activities.

    Operating activities for the nine months ended February 28, 1998 and 1997, respectively, provided net cash of $14,400,000 and $16,400,000 due to net earnings of $20,900,000 and $18,600,000, noncash income and expenses of $700,000 and $800,000, partially offset by increased working capital requirements of $7,200,000 and $3,000,000, respectively.

CASH FLOWS FROM INVESTING

    Investing activities for the three months ended February 28, 1998 and 1997 used net cash of $1,200,000 and $800,000, respectively. All such usage during these periods was for the acquisition of property, plant and equipment.

    Investing activities during the nine-month period ended February 28, 1998 used net cash of $2,000,000. Additions to property, plant, and equipment of $12,700,000 during the period then ended were partially offset by proceeds from the sale of such fixed assets totaling $10,700,000. During that period, the Defined Business Unit entered into a sale and operating leaseback of certain equipment purchased and installed within the past twelve months. Proceeds from that transaction were approximately $10,300,000. Investing activities during the nine months ended February 28, 1997 used approximately $8,000,000, all of which was for the acquisition of property, plant and equipment.

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

    Debt outstanding and payable to the Company on February 28, 1998 was $34,000,000, an increase from May 31, 1997 of $8,400,000, which reflects working capital requirements and fixed asset financing requirements.

    Debt outstanding to the Company on May 31, 1997 was $25,600,000 which represents working capital and fixed asset financing requirements through that date.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS
                                                                     MAY 31,      FEBRUARY 28,    FEBRUARY 28,
                                                                      1997           1997             1998
                                                                  ------------    ----------------------------
                                                                                   (Unaudited)     (Unaudited)
CURRENT ASSETS:
  Receivables                                                     $ 26,860,772    $ 47,651,612    $ 34,486,394
  Due from Harvest States Cooperatives
  Inventories                                                       12,271,615      11,258,956      15,482,278
  Prepaid expenses and deposits                                        840,730         201,768         331,967
                                                                  ------------    ----------------------------

    Total current assets                                            39,973,117      59,112,336      50,300,639

OTHER ASSETS                                                        11,814,555      12,081,225      11,014,545

PROPERTY, PLANT AND EQUIPMENT                                       69,130,520      70,244,648      77,472,390

                                                                  ------------    ----------------------------
                                                                  $120,918,192    $141,438,209    $138,787,574
                                                                  ============    ============================


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Harvest States Cooperatives                              $ 22,413,445    $ 39,646,885    $  7,199,778
  Accounts payable and accrued expenses                              9,493,405      15,523,263      11,342,704
  Current portion of long-term debt                                 10,005,000       9,330,000      10,005,000
                                                                  ------------    ----------------------------

      Total current liabilities                                     41,911,850      64,500,148      28,547,482

LONG-TERM DEBT                                                      51,209,270      49,140,989      43,643,020

COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                                        27,797,072      27,797,072      66,597,072

                                                                  ------------    ----------------------------
                                                                  $120,918,192    $141,438,209    $138,787,574
                                                                  ============    ============================

                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     FEBRUARY 28,                   FEBRUARY 28,
                                                     ------------                   ------------

                                                1997            1998            1997            1998
                                                ----            ----            ----            ----

REVENUES:
 Processed grain sales                      $ 48,878,729    $ 54,047,025    $160,305,189    $152,456,052
 Other income                                                                                    370,294
                                            ----------------------------    ----------------------------

                                              48,878,729      54,047,025     160,305,189     152,826,346
COSTS AND EXPENSES:
  Cost of goods sold                          44,206,167      49,754,699     146,154,554     139,536,583
  Marketing, general, and administrative       1,804,218       2,202,385       4,734,734       6,028,180
  Interest                                     1,472,690         858,385       4,298,669       2,897,483
                                            ----------------------------    ----------------------------

                                              47,483,075      52,815,469     155,187,957     148,462,246
                                            ----------------------------    ----------------------------

EARNINGS BEFORE INCOME TAXES                   1,395,654       1,231,556       5,117,232       4,364,100

INCOME TAXES                                     150,000         100,000         400,000         375,000

                                            ----------------------------    ----------------------------
NET EARNINGS                                $  1,245,654    $  1,131,556    $  4,717,232    $  3,989,100
                                            ============================    ============================

                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                    STATEMENT OF DEFINED BUSINESS UNIT EQUITY



BALANCE AT MAY 31, 1997                                   $ 27,797,072
  Harvest States capital contributed (unaudited)            38,800,000
  Net earnings (unaudited)                                   3,989,100
  Defined Business Unit equity distributed (unaudited)      (3,989,100)

                                                          ------------
BALANCE AT FEBRUARY 28, 1998 (UNAUDITED)                  $ 66,597,072
                                                          ============


                        See notes to financial statements

                       WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          FEBRUARY 28,                     FEBRUARY 28,
                                                          ------------                     ------------

                                                     1997             1998             1997             1998
                                                     ----             ----             ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                  $  1,245,654     $  1,131,556     $  4,717,232     $  3,989,100
  Adjustments to reconcile net earnings
  to net cash flows:
    Depreciation and amortization                  1,045,636        1,523,532        3,072,700        3,661,666
    Changes in assets and liabilities:
      Receivables                                 (8,636,263)       9,140,444       (3,902,478)      (7,625,622)
      Inventories                                 (1,080,755)       2,027,841       (1,950,681)      (3,210,663)
      Prepaid expenses and deposits                   49,392          159,738          (51,895)         508,763
      Accounts payable and accrued
        expenses                                   1,519,220       (5,145,989)       3,042,921        1,849,299

                                                -----------------------------     -----------------------------
       Total adjustments                          (7,102,770)       7,705,566          210,567       (4,816,557)

       Net cash (used in) provided by
         operating activities                   -----------------------------     -----------------------------
                                                  (5,857,116)       8,837,122        4,927,799         (827,457)
                                                -----------------------------     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property, plant, and
    equipment                                     (4,162,057)      (4,695,400)     (13,284,291)     (11,203,526)

                                                -----------------------------     -----------------------------
       Net cash used in investing activities      (4,162,057)      (4,695,400)     (13,284,291)     (11,203,526)
                                                -----------------------------     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to)
   Harvest States Cooperatives                    13,521,546         (571,416)       8,602,735      (15,213,667)
  Capital from Harvest States Cooperatives                                                           38,800,000
  Long term debt borrowings                                                         10,000,000
  Principal payments on long-term debt            (2,256,719)      (2,438,750)      (5,529,011)      (7,566,250)
  Defined business unit equity distributed        (1,245,654)      (1,131,556)      (4,717,232)      (3,989,100)

      Net cash provided by (used in)
        financing activities                    -----------------------------     -----------------------------
                                                  10,019,173       (4,141,722)       8,356,492       12,030,983
                                                -----------------------------     -----------------------------

INCREASE (DECREASE) IN CASH                                0                0                0                0

CASH AT BEGINNING OF PERIOD                             --               --               --               --

                                                -----------------------------     -----------------------------
CASH AT END OF PERIOD                                   --               --               --               --
                                                =============================     =============================

                        See notes to financial statements

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited Defined Business Unit financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited Defined Business Unit financial statements include all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation thereof. Operating results for the nine-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year end May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit's financial statements for the year ended May 31, 1997 which is included in the Harvest States Cooperatives' Report on Form 10-K dated August 26, 1997, previously filed with the Commission.


NOTE 2.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation. These reclassifications had no effect on the operating results as previously reported.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    Patronage refunds to the Wheat Milling Defined Business Unit holders will be calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                   FEBRUARY 28,                 FEBRUARY 28,

                           --------------------------------------------------------
                               1997           1998           1997           1998
                               ----           ----           ----           ----
Pretax Earnings            $ 1,395,654    $ 1,231,556    $ 5,117,232    $ 4,364,100
Book to tax differences
                           -----------    -----------    -----------    -----------
Tax basis earnings         $ 1,395,654    $ 1,231,556    $ 5,117,232    $ 4,364,100
                           ===========    ===========    ===========    ===========

Bushels Milled               7,261,415      7,893,141     21,865,810     22,827,651
Earnings per Bushel        $      0.19    $      0.16    $      0.23    $      0.19
                           ===========    ===========    ===========    ===========


    Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    FEBRUARY 28,                FEBRUARY 28,

                               --------------------------------------------------
                               1997           1998            1997          1998
                               ----           ----            ----          ----
Gross Margin percentage        9.56%          7.94%           8.83%         8.47%
Marketing and Administrative   3.69%          4.07%           2.95%         3.95%
Interest                       3.01%          1.59%           2.68%         1.90%


COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

    The Wheat Milling Defined Business Unit's net earnings of $1,100,000 for the three-month period ended February 28, 1998 decreased $100,000 (8%) compared to the same period in 1997. While total volume and resulting gross margin remained essentially unchanged between the two periods, the Houston mill, which commenced operations in June, operated at only 45% of its production capacity during the three months ended February 28, 1998. Total gross margins generated from this mill were inadequate to cover increased expenses related to its operation and this situation resulted in a deterioration of net earnings for the Defined Business Unit.

   Net sales for the three months ended February 28, 1998 of $54,000,000 increased $5,100,000 (10%) compared to the same period in 1997. Increased sales volume for all products of approximately 400 hundred weights along with a slight increase in overall sales prices produced this increase in sales dollars for the current quarter.

   Cost of goods sold of $49,800,000 for the three months ended February 28, 1998, increased $5,600,000 (13%) compared to the same period in 1997. This change is primarily the result of increased bushel grind during the current three-month period of 7.9 million bushels compared to 7.3 million bushels during the three months ended February 28, 1997. In addition to greater volume, the average cost per bushel for grain increased 16 cents during the current quarter compared to the same period ended on February 28, 1997. The mill expense component of cost of goods sold increased $300,000 for the three-month period ended February 28, 1998 compared to the same period ended in 1997. While Houston incurred new milling expenses during the three months ended February 28, 1998 of $800,000, the other three mills, particularly Rush City because of reduced run time, incurred lower costs during the current three month-period than that of a year ago.

   Marketing and administrative expenses were $2,200,000 during the three months ended February 28, 1998, an increase of $400,000 (22%) compared to 1997. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

   The Wheat Milling Defined Business Unit incurred interest expense of $900,000 and $1,500,000 during the three months ended February 28, 1998 and 1997, respectively. This decrease of approximately $600,000 (40%) in 1998 is primarily the result of additional capital contributed by Harvest States on June 1, which decreased short term borrowing requirements.

    Income tax expenses of $100,000 and $150,000 for the three months ended February 28, 1998 and 1997, respectively, result in effective tax rates of 8.1% and 10.75%.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 1998 WITH 1997

    The Wheat Milling Defined Business Unit's net earnings of $4,000,000 for the nine-month period ended February 28, 1998 decreased $700,000 (14%) compared to the same period in 1997. The primary cause of this decrease in net earnings is the under-utilization of the Houston, Texas mill, which commenced operations in June. For the nine months ended February 28, 1998, the Houston mill has operated at approximately 39% of its production capacity. Gross margins generated from this limited volume have been inadequate to cover related expenses and has resulted in a deterioration of net earnings for the Defined Business Unit.

    Net sales for the nine months ended February 28, 1998 of $152,500,000 decreased $7,800,000 (5%) compared to the same period in 1997. Lower prices during the current nine-month period resulted in a decrease in net sales of $12,400,000, while increased sales volume contributed $4,600,000 in sales to partially offset this price variance.

    Interest income of $370,000 was generated during the nine months ended February 28, 1998 on the Wheat Milling Defined Business Unit's working capital account with Harvest States. This income was primarily the result of additional capital of $38,800,000 contributed by Harvest States on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania. Construction at Mt. Pocono commenced in early September, 1997, and as disbursements have been made for that purpose, interest generating funds have declined so that as of February 28, 1998, the Defined Business Unit is in a payable position to Harvest States on the working capital account.

    Cost of goods sold of $139,500,000 for the nine months ended February 28, 1998, decreased $6,700,000 (5%) compared to the same period in 1997. The raw material component of cost of goods sold decreased $8,400,000 compared with 1997. Lower per bushel grain prices produced a reduction of $13,700,000 of such costs, partially offset in the amount of $5,300,000 by additional costs resulting from increased volume. The mill expense component of cost of goods sold increased approximately $800,000 during the current nine months compared to the same period of a year ago. This increase is primarily the result of additional run time at Kenosha, the commencement of operations at Houston in June, offset partially by reduced variable costs at Rush City. The Rush City mill, which was closed throughout the month of June and early July, has operated during the current nine-month period at approximately 50% of the production level of the same nine-month period ended a year ago.

   Marketing & administrative expenses were $6,000,000 during the nine months ended February 28, 1998, an increase of $1,300,000 (28%) compared to 1997. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

   The Wheat Milling Defined Business Unit incurred interest expense of $2,900,000 and $4,300,000 during the nine months ended February 28, 1998 and 1997, respectively. This decrease of approximately $1,400,000 (33%) in 1997 is primarily the result of additional capital contributed by Harvest States on June 1, which decreased short term borrowings.

   Income tax expenses of $375,000 and $400,000 for the nine months ended February 28, 1998 and 1997, respectively, result in effective tax rates of 8.6% and 7.8%.

LIQUIDITY AND CAPITAL RESOURCES

    The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material cost and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Operating activities provided net cash of $8,800,000 during the three-month period ended February 28, 1998. Net earnings of $1,100,000, noncash expenses of $1,500,000 and decreased working capital requirements of approximately $6,200,000 accounted for this change. Operating activities for the three-month period ended February 28, 1997 used net cash of $5,900,000. Net earnings of $1,200,000 and noncash expenses of $1,000,000 were offset by increased working capital requirements of $8,100,000 during the three-month period ended February 28, 1997.

   Operating activities used net cash of $800,000 during the nine-month period ended February 28, 1998. Net earnings of $4,000,000 and noncash expenses of $3,700,000 were offset by increased working capital requirements of approximately $8,500,000. Operating activities for the nine-month period ended February 28, 1997 provided net cash of $4,900,000. Net earnings of $4,700,000 and noncash expenses of $3,100,000 were partially offset by increased working capital requirements of approximately $2,900,000.

CASH FLOWS USED FOR INVESTING

    Cash expended for the acquisition of property, plant and equipment during the three-month periods ended February 28, 1998 and 1997 totaled $4,700,000 and $4,200,000, respectively.

    Cash expended for the acquisition of property, plant and equipment during the nine-month periods ended February 28, 1998 and 1997 totaled $11,200,000 and $13,300,000, respectively.

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

    On February 28, 1998, the Wheat Milling Defined Business Unit had short-term debt to Harvest States of $7,200,000, compared with short-term debt of $22,400,000 due to Harvest States on May 31, 1997. This change is primarily the result of $38,800,000 in additional capital contributed by Harvest States for the construction of the Mt. Pocono plant.

    On May 31, 1997 the Wheat Milling Defined Business Unit had long-term debt of $61,200,000 which was incurred for the acquisition, expansion and construction of its various plants since 1990. During the nine months ended February 28, 1998, this balance was reduced by repayments of $7,566,250.

    Construction of the Mt. Pocono, Pennsylvania mill commenced during the month of September. Total cost for this mill is expected to be $41,350,000. Approximately $8,100,000 of these costs have been expended through February 28, 1998.

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



                                     HARVEST STATES COOPERATIVES
                                             (Registrant)



                                           /s/ T. F. Baker
       ------------------                  ---------------
            (Date)                           T. F. Baker
                                     Group Vice-President - Finance