Form 10-K
period 1998-05-31
CENEX HARVEST STATES COOPERATIVES
filed 1998-08-27
CIK 823277

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K
                               -----------------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1998 OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                       COMMISSION FILE NUMBER: 333-17865

                               -----------------

                       CENEX HARVEST STATES COOPERATIVES
            (Exact name of registrant as specified in its charter)

           MINNESOTA                                  41-0251095
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

       5500 CENEX DRIVE                            (651) 451-5151
INVER GROVE HEIGHTS, MINNESOTA 55077   (Registrant's Telephone number, including
(Address of principal executive office)              area code)

                               -----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_   NO ___

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K, dated June 10, 1998
Form S-8, dated December 12, 1997
--------------------------------------------------------------------------------

                                     INDEX



                                                                                     PAGE
                                                                                      NO.
                                                                                     -----
PART I.
Item 1.  Business
         The Company .............................................................     1
         Petroleum ...............................................................     2
         Crop Inputs .............................................................     3
         Grain Merchandising .....................................................     3
         Oilseed Processing and Refining Defined Business Unit ...................     8
         Wheat Milling Defined Business Unit .....................................    12
         Farm Marketing and Supply ...............................................    15
         Feed ....................................................................    16
         Services ................................................................    17
         Membership in the Company and Authorized Capital ........................    18
         Equity Participation Units ..............................................    23
Item 2.  Properties ..............................................................    27
Item 3.  Legal Proceedings .......................................................    28
Item 4.  Submission of Matters to a Vote of Security Holders .....................    28

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...    29
Item 6.  Selected Financial Data
         Consolidated Company ....................................................    29
         Oilseed Processing and Refining Defined Business Unit ...................    30
         Wheat Milling Defined Business Unit .....................................    31
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation
         Consolidated Company ....................................................    32
         Oilseed Processing and Refining Defined Business Unit ...................    36
         Wheat Milling Defined Business Unit .....................................    38
Item 8.  Financial Statements and Supplementary Data .............................    41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...................................................    41

PART III.

Item 10. Directors and Executive Officers of the Registrant
         Board of Directors ......................................................    41
         Executive Officers ......................................................    45
Item 11. Executive Compensation ..................................................    46
Item 12. Security Ownership of Certain Beneficial Owners and Management ..........    50
Item 13. Certain Relationships and Related Transactions ..........................    51

PART IV.

Item 14. Exhibits, Financial Statements and Reports Filed on Form 8-K ............    52

SUPPLEMENTAL INFORMATION .........................................................    52
SIGNATURES .......................................................................    53

                                    PART I.


ITEM 1. BUSINESS



                                  THE COMPANY

     Pursuant to a Plan of Combination dated May 29, 1998 (the "Plan of Combination"), CENEX, Inc. ("Cenex") and Harvest States Cooperatives ("Harvest States") combined through merger on June 1, 1998 (the "Combination") and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and Bylaws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives".

     As a result of the Combination, the Company has changed its fiscal year end to August 31, and will file a Form 10-Q Transition Report under Rule 15(d)(10)(c) for the three-month period ended August 31, 1998.

     Each person serving as a director of Cenex or Harvest States at the time of the Combination became a director of Cenex Harvest States Cooperatives.

     As a result of the Combination, each holder of common stock of Cenex became a member of Cenex Harvest States Cooperatives, to the extent eligible for membership, and all equity interests of Cenex were determined and exchanged for equal equity interests in Cenex Harvest States Cooperatives at its stated dollar amount on a dollar for dollar basis as more thoroughly set forth in the Plan of Combination, a copy of which was filed as part of the Company's Form 8-K dated June 10, 1998.

     The Company remains an agricultural cooperative. Primary businesses of the former Cenex include both the wholesaling and retailing of petroleum products, fertilizers and chemicals, as well as the offering of agricultural services to its cooperative members. Primary businesses of the former Harvest States include grain merchandising, which involves the purchase of various grains from its Individual Members, Cooperative Association Members and others, sale of the grain to users, exporters and other intermediaries and arranging for the transportation and storage of purchased grain for delivery to buyers. The former Harvest States operations also sells feed and other farm supplies to its Individual Members and others, offers services to its Individual Members and Cooperative Association Members, crushes and refines soybeans, mills wheat, and through a joint venture participates in the food processing and packaging business. Harvest States was the largest customer of Cenex.

     The Company has authorized three classes of membership: Individual Members ("Individual Members"), Cooperative Association Members ("Cooperative Association Members") and Defined Members ("Defined Members"). Individual Members are producers of agricultural products who have done business with the Company during its last fiscal year and have consented to take patronage into account as contemplated by Section 1388 of the Internal Revenue Code. In the patronage consent filed with the Company, the producer agrees to include both the cash and noncash portion of any patronage refund in taxable income for federal income tax purposes. Cooperative Association Members are associations of producers of agricultural products complying with certain federal requirements which have conducted a minimum amount of business with the Company as prescribed by the Board of Directors during its fiscal year and have consented to take patronage into account for tax purposes. Defined Members are persons otherwise eligible for membership who hold Equity Participation Units.

     Individual Members, Defined Members and Cooperative Association Members who sell grain to the Company, and Individual Members, Defined Members and Cooperative Association Members and consenting patrons who purchase goods and services from the Company are entitled to receive patronage refunds from the Company, which are declared on an annual basis. The Company may elect to add to the Capital Reserve an amount not to exceed 10% of the distributable net income from patronage income, and may also elect to allocate non-member-sourced income to its Members and Non-Member Consenting Patrons in proportion to patronage.

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



                                   PETROLEUM

     The petroleum operations brought to Cenex Harvest States Cooperatives by the former Cenex includes a 42,500 barrel per day refinery in Laurel, Montana, which is wholly owned by the Company, and a 74.5% ownership interest in a 75,000 barrel per day refinery in McPherson, Kansas. The Company is not in the oil exploration business but rather purchases crude oil from both domestic and foreign sources.

     The Laurel, Montana refinery processes primarily heavy, high sulfur Canadian oil and produces approximately 44% gasoline, 32% diesel and other distillates and 24% asphalt and other residual products. Refined fuels are shipped west on the Yellowstone Pipeline to Montana terminals and Spokane and Moses Lake, Washington; south on common carrier pipelines to Wyoming terminals and Denver, Colorado, and east on the Company's wholly owned pipeline to Glendive, Montana as well as to Minot and Fargo, North Dakota.

     The McPherson refinery operated by National Cooperative Refinery Association (NCRA) of which the Company owns 74.5% receives its supply of crude oil via the Jayhawk pipeline, which is wholly owned by NCRA, and through the common carrier pipelines of Osage and Kaw. The Company holds ownership interests of 35% and 33%, respectively, in these two pipelines. Approximately 81% of the crude oil processed is domestic from Kansas, Oklahoma and Texas, and 19% is Venezuelan crude. The McPherson refinery produces approximately 60% gasoline, 36% distillates and 4% propane and other products. Refined fuels are shipped via NCRA's proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via Kaneb and Williams common carrier pipelines. Approximately 15% of refined products are loaded to transport trucks at the refinery.

     The production from these two refineries is sold to the Company's member cooperatives, where the product is sold to farmers, ranchers and the general public under the Cenex brand name. Approximately 1,200 such members retail Cenex gasoline and diesel fuel. In addition to distilled fuels, the Company also wholesales other auto and farm machinery products such as oil, grease, batteries and tires, as well as providing propane for heating fuel and grain drying.

     The Company also operates approximately 43 convenience stores where it retails its own brand of distilled fuels along with typical convenience products.

     Upon the purchase of crude oil, the Company has risks of carrying the inventory, including price changes and performance risk (including delivery, quality, quantity and shipment period). To reduce the price change risk associated with holding fixed price positions, the Company generally takes opposite and offsetting positions by entering into a commodity futures contract on a regulated mercantile exchange. While hedging activities reduce the risk of loss from changing market values of crude oil and distilled products, such activities also limit the gain potential which otherwise could result from changes in market prices.

     Because most of the Company's petroleum product market is located in rural areas, sales activity tends to follow the planting and harvest cycles. More fuel efficient equipment, reduced crop tillage, depressed prices for crops, warm winter weather, and government programs which encourage idle acres all have the effect of reducing demand for the Company's petroleum products. In addition, private petroleum companies compete with the Company.

     Effective September 1, 1998, the Company will form a petroleum marketing alliance with Farmland Industries, a large Kansas City, Missouri based cooperative to jointly market petroleum products in the trade areas currently served by the two companies. This alliance, Country Energy, LLC, will serve as a marketing agent for the Company and Farmland Industries, and will not own or operate the refineries.



                                  CROP INPUTS

     The Company, through a joint venture established by Cenex with Land O' Lakes (another regional cooperative headquartered in the St. Paul, Minnesota area) participates in the crop input business. The Company has a 50% ownership interest in the Cenex/Land O' Lakes Agronomy Company, which acts as sales agent for the two companies. The agronomy company markets plant food (fertilizers) and crop protection products (herbicides and insecticides) on behalf of its two owners. Such products are sold to the member cooperatives of the Company on a wholesale basis, as well as marketed through approximately 220 company owned facilities on a retail basis to individual farmer-patrons.

     The Company distributes a complete line of fertilizers, including potash, nitrogen-based fertilizers and phosphate-based fertilizers. Approximately 80% of the fertilizer products sold by the Company through its agency arrangement are purchased from CF Industries, of which the Company owns 22%. CF Industries is a large domestic fertilizer producer. The Company purchases crop protection products from several chemical companies, including Imperial, Inc., a wholly owned subsidiary of the Cenex/Land O'Lakes Agronomy Company.

     Many of the risk factors for the petroleum operations also apply to the agronomy product operations. Spring and fall weather conditions, depressed grain prices, idle acreage and genetic engineering of crops which are more insect and disease resistant all effect the demand for agronomy products. Competition in most of the Company's trade area for such products is also intense. Supply and price of fertilizer ingredients fluctuates widely, which exposes the Company to risk on any fixed price commitment. In addition, increased domestic and foreign production of fertilizer expands supply and tends to depress the profitability of CF Industries, of which the Company is a major equity holder.



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

     A significant portion of high production grains (wheat, corn and soybeans) grown domestically have been exported. United States production competes with production in numerous other countries to supply the worldwide demand for these grains. The ability of producers in particular countries to compete on a worldwide basis may be enhanced by governmental support and protection. Given the relatively low prices for the coming year, this activity is expected to increase, particularly in the European Union. Wheat, corn and soybean exports from the U.S. are projected to increase marginally in the crop year ending May 31, 1999. Increased net costs to Asian buyers due to negative currency fluctuations will greatly limit any further growth in exports to this region for next year. United States wheat exports are projected to decrease from 29 million metric tons (MMT) in 1998 to 28.1 MMT in 1999. The U.S. continues to face competition from Canada, Australia, Argentina and the European Union (EU). Production from these competitors is expected to increase 4 MMT for the crop year ending

May 31, 1999. United States corn exports are projected to increase from 36.8 MMT to 41.3 MMT in 1999. World feed grain production is expected to increase 7 MMT for crop year 1999. This increase, however, is mainly due to the increased production in the United States. United States soybean exports are projected to decrease from 24.1 MMT in 1998 to 23 MMT in 1999. Argentina and Brazil, the major competitors for U.S. exports, are projected to increase their exports 4.8 MMT due to record yields in both countries resulting in a 12.5 MMT increase in production. The Company expects that its export business will increase consistent with the increase in U.S. exports. Any substantial increase in U.S. export business will be limited by the historically strong dollar relative to other major currencies. Historical information and projections for the 1998 and 1999 crop years are from information published by the United States Department of Agriculture.

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

     RECENT DEVELOPMENTS. High grain and oilseed prices in the years ended May 31, 1996 and 1997 promoted increased production and resulted in larger inventories held by producers at May 31, 1998. Prices for most grains and oilseeds are at or near three year lows due to the increased supplies. The following table shows the cash prices per bushel for the major grains on May 31, 1997 and 1998:


                                              MAY 31,        MAY 31,
               GRAIN                           1998          1997
               -------------------------   -------------   ----------
               Wheats ..................    $  3.89 1/2     $  3.91
               Corn ....................       2.31 1/2        2.51
               Soybeans ................       6.13            6.98

     Because the profitability of the Company is primarily determined by margins, changes in grain prices do not directly impact the Company's income. However, grain prices may be reflective of the demand for grain (particularly grain to be exported) and therefore give an indication of the grain volume the Company may handle within a crop year.

     The Freedom to Farm Act of 1996, enacted in April 1996, has had a profound effect on the production patterns within the United States. The flexibility of the program allows producers to grow crops, which provide the highest financial return. For example, this year the U.S. producer reacted to short supplies and high prices of soybeans in the year ended May 31, 1997 with an increase in acreage for all oilseeds for the year ended May 31, 1998. U.S. export subsidies, principally the Export Enhancement Program, continue to decline in importance and overall use.

     The Company's operations depend more on the volume of grain handled than the price of grain. In addition, the price of grain should have little effect on either the Wheat Milling or Oilseed Processing and Refining Defined Business Units, which are more dependent on manufacturing margins.


INTRODUCTION

     The Company buys grain through its Grain Marketing Division from Cooperative Association Members (typically a cooperative organization of local producers), directly from Individual Members (to a limited extent) and from third parties (such as grain dealers, non-Member producers, marketing associations or marketing pools, elevators and other grain merchandising companies) and through its Agri-Service Centers, which are country elevators owned by the Company. Grain purchased by

Agri-Service Centers is usually sold to the Grain Marketing Division for resale. A small portion of grain is handled on a consignment basis.

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

     PURCHASES. The number of bushels of grain purchased from Individual Members and Cooperative Association Members, the total grain purchased and the percentage relationship for each of the years ended May 31 are set forth below:

                                           YEARS ENDED MAY 31,
                             -----------------------------------------------
                                 1998             1997             1996
                             -------------    -------------    -------------
Member purchases .........     720,420,802      757,704,610      959,166,596
Total purchases ..........   1,145,851,767    1,280,557,384    1,692,438,700
Percentage ...............            62.9%            59.2%           56.7%

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

     The number of bushels of grain purchased by the Company for the periods indicated is set forth below:

                                        YEARS ENDED MAY 31,
                       ------------------------------------------------------
                             1998               1997               1996
                       ----------------   ----------------   ----------------
Wheat ..............      416,066,868        478,978,426        505,606,729
Corn ...............      347,494,014        425,851,278        777,631,466
Soybeans ...........      229,558,195        219,686,914        234,930,247
Barley .............       66,085,222         61,839,145         75,225,773
Milo ...............       37,816,184         51,722,961         48,199,610
Sunflowers .........       28,788,424         14,603,180         25,952,855
Oats ...............        9,008,016         22,487,231         20,008,442
All other ..........       11,034,844          5,388,249          4,883,578
                          -----------        -----------        -----------
                        1,145,851,767      1,280,557,384      1,692,438,700
                        =============      =============      =============

     Sales of grain by the Company for each of the years ended May 31 are set forth below:

                              1998                1997                1996
                       -----------------   -----------------   -----------------

Wheat ..............   $1,794,441,582      $2,490,328,502      $2,631,202,689
Corn ...............      989,831,098       1,558,440,294       2,518,939,007
Soybeans ...........    1,431,966,669       1,421,789,252       1,431,485,630
All other ..........      413,313,294         565,944,576         545,596,081
                       --------------      --------------      --------------
 Total .............   $4,629,552,643      $6,036,502,624      $7,127,223,407
                       ==============      ==============      ==============

     RECENT DEVELOPMENTS. For the year ended May 31, 1998: U.S. grain exports continued to slide to a four year low for wheat, soybeans and corn (89.7 million metric tons). Exports are projected to rebound modestly in 1998/99 to 93 million metric tons for the same three commodity groups. The U.S. as well as its export competitors will again produce above average crops providing large available supplies.

Therefore, the world grain markets will experience strong competition for limited demand into foreign markets as was the case in 1997/98. Nevertheless, the Company projects that its export handle will be similar to that of 1997/98. Historical information and projections for the 1998 and 1999 crop years are from information published by the United States Department of Agriculture.

MERCHANDISING

     The Company buys and sells grain through offices of its Grain Marketing Division located in Portland, Oregon; Great Falls, Montana; Lincoln, Nebraska; Kansas City, Kansas; St. Paul, Minnesota; Winona, Minnesota; Davenport, Iowa; and at its Agri-Service Centers.

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

     The Company's ability to arrange transportation is a significant part of the service it offers to its customers. The Company's loading capabilities onto unit trains, ocean going vessels and barges is a component of the selling price of grain handled by the Company. Rail transportation is through independent railroads, although approximately 30% of rail movement for Grain Merchandising for the year ended May 31, 1998 was carried out through leased railcars (either directly or by use of pools in which such leased railcars participate). Vessel and truck transportation is carried out exclusively by third parties. Barge transportation is carried out by third parties, but the Company is a party to long-term affreightment agreements for approximately 20% of current needs.

     Virtually all grain sold domestically is sold by employees while approximately half of grain exported is sold by brokers or agents and the balance by employees. The Company has a small ownership position in Intrade, a company that owns part of a Germany-based marketing organization involved in trading grain and feedstuffs in Germany and international markets. The Company also has relationships with agents, brokers and marketing companies in other countries to assist it in export sales.

COMPETITION

     The Company competes for both the purchase and sale of grain. Competition is intense and margins are low. Some of the Company's competitors are integrated food producers, which may also be customers. Many competitors have substantially greater financial resources than the Company.

     In the purchase of grain from producers, location of a delivery facility is a prime consideration but producers are willing to truck grain for sale over increasingly longer distances. Grain prices are affected by reported trading prices on national markets, shipping costs and storage capabilities. Price is affected by the capabilities of the facility. For example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capability provides a price advantage. The Company believes that its relationship with Individual Members serviced by local Agri-Service Centers and with Cooperative Association Members gives it a broad origination capability.

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

GRAIN HANDLING AND TRANSPORTATION

     The Company owns export terminals, river terminals and other elevators involved in the handling of grain. All such facilities can receive inbound truck and rail. Export facilities on river systems can receive grain by barge. In addition, the Company owns 160 Agri-Service Centers, which are country elevators, which receive grain from producers.

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

     The Company's export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and the Company's export terminal at Myrtle Grove, Louisiana, serves the Gulf market. An export terminal at Kalama, Washington, leased by the Company, and an export terminal at Vancouver, Washington, owned by a joint venture partner, serve the Pacific market. A partnership between the Company and Continental Grain Company operates an export terminal at Tacoma, Washington, for feed grain and oilseed shipments to Pacific Rim customers. A facility in Spokane, Washington is used for storage and transloading. An elevator in Petersburg, North Dakota is used to standardize barley for a particular customer.

     The Company has been negotiating a joint venture proposal with United Grain, Portland, Oregon, to form a grain marketing company called United Harvest, LLC. United Harvest, LLC will be a joint venture 50% owned by each company, and is projected to begin operation in September 1998. United Harvest, LLC will operate the Kalama, WA terminal elevator owned by the Company, and the Vancouver, WA terminal of United Grain as well as market the grain for each of the parent companies in the western United States, including Washington, Oregon, Idaho, Utah and Montana.

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

     To reduce the price change risks associated with holding fixed price positions, the Company generally takes opposite and offsetting positions by entering into grain commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. Most of the grain volume handled by the Company can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and different pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. The Company's policy is to generally maintain hedged positions in grain, which is hedgeable, but the Company can be long or short at any time. The Grain Marketing Division's profitability is primarily derived from margins on grain merchandised and revenues generated from other merchandising activities with its customers, not from hedging transactions. Hedging arrangements do not protect against nonperformance of a contract.

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

EMPLOYEES

     As of May 31, 1998, the Grain Marketing Division had 435 employees, of which 74 were traders, 239 production staff, 14 management and 108 support staff. See "Farm Marketing and Supply" with respect to employment by Agri-Service Centers. Of these employees, 149 at five locations are subject to collective bargaining agreements expiring at various times through 1999.



             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The soybean crushing industry converts soybeans into meal used for feeding animals, soy flour used for specialty food and other purposes and crude soybean oil. The soybean refining industry refines the crude oil for use in processed foods, such as margarine, salad dressings and baked goods, and to a more limited extent industrial uses. Soybean production is concentrated in the central United States, Brazil, China and Argentina. Crushing plants are generally located close to adequate sources of soybeans and strong demand for meal. Refineries are generally located next to the crushing plants. Oil is shipped throughout the United States and for export.

     At its integrated crushing and refining facility in Mankato, Minnesota, the Oilseed Processing and Refining Defined Business Unit processes soybeans into soybean meal, soyflour and crude soybean oil. The crude soybean oil, with additional purchased crude oil, is refined.

     Per capita domestic consumption of soybean oil has remained fairly stable in recent years. Exports of soybean oil are variable but generally a minor portion of total production. In recent years, exports have varied widely, which dramatically influenced margins in both crushing and refining.

     Usage of meal is dependent on the amount of livestock being raised, which has increased in recent years. While per capita domestic consumption of meat has been stable in recent years, demand for meal has increased due to an increase in the domestic consumption of pork and poultry and an increase in meat exports. Soybean meal provides a ready source of protein with a 44% or higher protein content, compared to corn at 9%, wheat at 9.5% and barley at 11.5%

     Major competitors in the industry include the Company, Archer-Daniels-Midland ("ADM"), Cargill, Ag Processing, Inc. ("AGP"), Central Soya and Bunge. Competition is driven by price, transportation costs, service and product quality. The industry is highly competitive. These and other competitors are acquiring other processors, expanding capacity of existing plants or building new plants, domestically or internationally. Unless exports increase or existing facilities are closed, this extra capacity is likely to put additional pressure on prices and challenge margins. Several competitors operate over various market segments and may be suppliers to or customers of other competitors.

     Historically, in the Company's trade area there has been an adequate supply of soybeans, even in years when there has been a substantial amount of soybeans exported. While the price of soybeans has fluctuated substantially, the prices of meal and oil have followed, so that margin relationships have been maintained.

EQUITY PARTICIPATION UNITS

     At May 31, 1998 Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit represented the right to deliver 1,050,000 bushels of soybeans, approximately 3% of the processing capacity of the Defined Business Unit.

PRICE RISK AND HEDGING

     To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. While hedging activities reduce the risk of loss from changing market values of oilseeds, such activities also limit the gain potential which otherwise could result from changes in market prices of oilseeds. The Company's policy is to generally maintain hedged positions within limits, but the Company can be long or short at any time. The Defined Business Unit's profitability is primarily derived from margins on oilseeds processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

     At any one time the Defined Business Unit's inventory and purchase contracts for delivery to the Defined Business Unit may be substantial. The Defined Business Unit has a risk management policy and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the Defined Business Unit when any trader is outside of position limits and also triggers review by management of the Company if the Defined Business Unit is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Defined Business Unit monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

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

     The Oilseed Processing and Refining Defined Business Unit also purchases crude soybean oil for processing at its refinery. Approximately 40% of the crude oil refined is produced by the Oilseed Processing and Refining Defined Business Unit, and the balance is purchased. Major suppliers have been AGP and ADM. Because ADM opened a refinery late in 1997 in Minnesota, it is no longer a supplier of crude oil. However, there are several producers of crude oil, and the Company believes it will be able to replace this supply source. The refining facility has storage capacity for approximately 10 days' supply of crude oil, so it depends on a steady supply of crude oil to supplement its own output of crude oil to maintain constant production. It typically commits for several months' supply, to be priced prior to delivery.

     As with other agricultural commodities, the availability and price of soybeans fluctuate with forces of supply and demand. The Oilseed Processing and Refining Defined Business Unit has never experienced an inability to source soybeans.

CUSTOMERS

     REFINED OILS. The Oilseed Processing and Refining Defined Business Unit sells refined oil throughout most of the United States although it concentrates on customers located in Minnesota, Wisconsin, North Dakota, South Dakota, northern Iowa and northern Illinois, which can be reached by truck rather than rail and are therefore slightly more profitable. Customers in these states accounted for more than 50% of refined oil sales in the year ended May 31, 1998. The Company estimates that of oil sold, 25% is used for margarine, 15 to 20% for salad dressing and smaller percentages for snack foods, baked goods, imitation cheese goods, processed potato goods and others. Approximately 5% of oil sales are for industrial use. During the year ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit had over 100 customers, the largest of which was Ventura Foods and its predecessor operations described in the next paragraph. One other customer was responsible for over 9% of refined oil sales by the Defined Business Unit. Sales of refined oil are made by Defined Business Unit employees and to a lesser extent by brokers.

     The Company has a long-term supply agreement with Ventura Foods, LLC. which commenced January 1, 1997 and will continue for 15 years or longer if the Company continues to hold at least a 25.5% interest in Ventura Foods. The Company has agreed to supply and Ventura has agreed to purchase a minimum quantity of soybean salad oil, hydrogenated soybean oil and other edible oils that the Company may refine during the term of the agreement. The Company has agreed to sell to Ventura Foods, and Ventura Foods has agreed to purchase from the Company, during each calendar year at least 430,000,000 pounds of products or 50% of its requirements if greater, but not more than 100% of its requirements. The price for the products sold to Ventura Foods is a formula adjusted annually to be competitive with alternative sources.

     SOYBEAN MEAL. Soybean meal sold by the Oilseed Processing and Refining Defined Business Unit is used for feeding livestock. During the year ended May 31, 1998, the Defined Business Unit sold meal to over 500 customers, primarily feed lots and feed mills. During the year ended May 31, 1998, ten customers accounted for approximately 52% of meal sold, and two customers, which would be difficult to replace, accounted for approximately 30% of meal sold. For the year ended May 31, 1998, 56% of meal was sold in Minnesota, 28% in Wisconsin, 11% in Canada and the balance in Iowa, North Dakota, South Dakota and Montana. These sales could be adversely affected by a decline in the livestock or turkey industries in these areas. Substantially all meal sales are made directly by employees of the Defined Business Unit.

     SOYFLOUR. Soyflour is used in the baking industry, as milk replacers in animal feed and in industrial applications. Sales of soyflour have not been significant relative to sales of meal.

     DEPENDENCE ON CUSTOMERS. Other than Ventura Foods, only one additional customer accounted for more than 10% of the Oilseed Processing and Refining Defined Business Unit's sales in the year ended May 31, 1998.

COMPETITION

     The Company believes that the Oilseed Processing and Refining Defined Business Unit has 6 to 8% of the domestic refined soybean oil market and less than 3% of the domestic soybean crushing capacity.

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

     Crude oil is filtered to remove remaining meal particles and centrifuged to separate out trace constituents. The oil can be sold as an industrial product used in plastics, inks and paints. Further processing prepares the oil for food use, by bleaching with a special clay to remove trace metals, chlorophyll and other impurities to make salad oil. By adding hydrogen under pressure to bleached oil, the Company makes partially hydrogenated soybean oil that may be used in products such as shortenings or margarines. To remove unwanted odors, flavors and mild color constituents, bleached or hydrogenated oil is heated under vacuum. The result is a product that is flavorless, odorless, tasteless and virtually clear.

     While the Oilseed Processing and Refining Defined Business Unit runs at between 80 to 100% of capacity throughout the year, volume is typically higher at harvest time since soybean supplies are more abundant in the fall. Producer and cooperative elevator storage capabilities allow suppliers to sell for delivery throughout the year.

FACILITIES

     The Oilseed Processing and Refining Defined Business Unit currently has one facility located in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant and self contained utilities. A quality control lab with technically sophisticated equipment assures high quality standards.

     In July 1998 the Company announced its site selection for the construction of a new soybean processing and refining plant in southwestern Minnesota. The facility, to be constructed near the city of Fairmont, Minnesota, is expected to cost between $60 million and $90 million. The precise configuration and size of the crushing plant and oil refinery has yet to be determined.

EMPLOYEES

     The Oilseed Processing and Refining Defined Business Unit currently employs 201 employees, 36 in the office in administration, sales and support service and 165 in the plant. Certain production workers are subject to collective bargaining agreements with the American Federation of Grain Millers (137 employees) expiring in 2002 and the Pipefitters' Union (2 employees) expiring in 2000.

VENTURA FOODS

     On August 30, 1996, the Company and Wilsey Foods, Inc. combined the assets and certain liabilities of the Company's Holsum Foods Consumer Products Packaging Division with the assets and liabilities of Wilsey Foods, Inc. as Ventura Foods, LLC ("Ventura Foods"). A joint venture owned by Wilsey Foods, Inc. and the Company that operated a manufacturing facility in Chambersburg, Pennsylvania was merged into Ventura Foods. The Company owns 40% and Wilsey Foods owns 60% of the equity and rights to distribution of profits of Ventura Foods. The Company's total net investment in Ventura Foods was $40,953,585 as of May 31, 1998.

     Sales by the Oilseed Processing and Refining Defined Business Unit to Ventura Foods and its predecessors in interest are shown below:


                                                OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT'S
                                                           SALES TO HOLSUM, WILSEY & VENTURA
                                               ---------------------------------------------------------
                                                                  YEARS ENDED MAY 31,
                                               ---------------------------------------------------------
                                                      1998                1997                1996
                                               -----------------   -----------------   -----------------
Sales ($) ..................................     $ 101,440,009       $ 110,679,000       $ 124,299,000
Percentage of total refinery sales .........                38%                 45%                 45%

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

                      WHEAT MILLING DEFINED BUSINESS UNIT


     The Company's Wheat Milling Defined Business Unit mills durum wheat into flour and semolina and mills spring and winter (hard) wheats into bread flour. The Wheat Milling Defined Business Unit is the largest miller of durum wheat in the United States. The Wheat Milling Defined Business Unit had historically concentrated on durum wheat milling at its Rush City and Huron facilities. With the opening of its Kenosha mill in late 1995, which can produce durum and bakery flours, and its Houston facility, which began limited production in June 1997 and produces bakery flour, the Defined Business Unit has broadened its markets and significantly increased its capacity.

     SEMOLINA AND DURUM FLOUR. Durum wheat millers process durum wheat into semolina and durum flours. Semolina and high grade durum flours are the chief ingredients in pasta; low-grade durum flour is used for pet food. Durum is grown in arid regions of the United States, such as North Dakota and certain areas of the Southwest, as well as in other countries. Most of the quality durum is grown in the Midwest, particularly North Dakota. Durum milling plants are generally located in proximity to customers; wheat is shipped to the mill for milling.

     Sale of semolina and durum flour is entirely dependent on pasta production. Per capita consumption of pasta has continued to increase in recent years, and the number of consumers continues to grow with population growth. Pasta in its many forms is sold at retail, for restaurants and institutional use and for use in other processed food products.

     Imported pasta accounted for approximately 13% of the domestic market in the year ended May 31, 1998. The International Trade Commission in July 1996 determined that certain Italian and Turkish companies benefited unfairly from subsidies and had sold product in the United States at less than fair value and imposed countervailing and anti-dumping duties. Despite the imposition of duties, imports have slightly increased.

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

     Demand for bakery flour has been stable, as total production and per capita consumption increased in the year ended May 31, 1998. New dietary guidelines established by the United States Department of Agriculture emphasize cereal grains in the food pyramid. The Company believes that demand for bakery flour will increase based on population growth. Imports and exports of bakery flour do not significantly affect the domestic business.

EQUITY PARTICIPATION UNITS

     At May 31, 1998, Equity Participation Units in the Wheat Milling Defined Business Unit represented the right to deliver 4,739,000 bushels of wheat, approximately 11% of the processing capacity of the Defined Business Unit before the construction of the Pocono mill.

PRICE RISK AND HEDGING

     To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. The Defined Business Unit's policy is to generally maintain hedged positions in grain that is hedgable, but the Company can be long or short at any time. The Defined Business Unit's profitability is primarily derived from margins on grain processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a contract.

     At any one time the Defined Business Unit's inventory and purchase contracts for delivery to the Defined Business Unit may be substantial. The Defined Business Unit has a risk management policy and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy triggers a review by management of the Defined Business Unit when any trader is outside of position limits and also triggers review by management of the Company if the Defined Business Unit is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Defined Business Unit monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

SUPPLY

     Most of the durum, spring and winter wheats processed by the Wheat Milling Defined Business Unit are purchased from Members. Some grain is purchased from Canada and a small percentage is purchased from the Southwest.

     Semolina and durum flour sales are hedged to a significant extent by buying durum at the time of pricing the semolina or flour. Additionally, the new durum futures market offers some limited potential for hedging. To minimize the price volatility for winter and spring wheats, the Wheat Milling Defined Business Unit usually hedges by purchasing wheat futures at the time of pricing the flour.

     The availability, price and quality of durum and spring and winter wheat affect the operations and profitability of the Wheat Milling Defined Business Unit. The Wheat Milling Defined Business Unit has never experienced a supply shortage of durum, but shortages have affected prices.

CUSTOMERS

     SEMOLINA & DURUM FLOUR. The Wheat Milling Defined Business Unit sells semolina and durum flour to ten major customers and approximately 50 smaller customers, which are large and mid-size pasta manufacturers in the United States. The customer base is broad and diverse with no single customer being more than 11.4% of the total durum milling demand.

     In July 1998, American Italian Pasta Company ("AIPC") began construction of a new pasta plant adjacent to the Wheat Milling Defined Business Unit's mill in Kenosha, Wisconsin. AIPC is this country's second largest pasta manufacturer. Direct pipelines from the mill to the pasta plant will reduce costs to transfer product, creates efficiencies for both companies, as well as providing a dedicated customer/supplier relationship. Production startup for the American Italian Pasta Company plant is expected in about a year.

     The Wheat Milling Defined Business Unit would be adversely affected by a decline in pasta production in the United States.

     Most of the Wheat Milling Defined Business Unit's products are marketed by employees of the Defined Business Unit. The Wheat Milling Defined Business Unit uses outside agents and distributors for the balance of its production.

     BREAD FLOUR. The baking industry is composed of many companies. No one customer buys more than 12% of the Wheat Milling Defined Business Unit's bread flour production. The Company believes because of the large number of potential customers and the fact that the Wheat Milling Defined Business Unit is not dependent on any customer, it would not have substantial difficulty in replacing an existing customer.

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

     Borden, traditionally a major customer serviced from the Rush City, MN mill, sold its two pasta plants in the Minneapolis, MN area during the year ended May 31, 1998. Although the Rush City mill still provides semolina to these pasta plants, volumes have been reduced to a level at which the Defined Business Unit could service the Minneapolis, MN area customers nearly as efficiently from its Kenosha, WI mill. Consequently, the Company may elect to sell the Rush City facility, close the facility, or continue to operate at somewhat reduced volumes, depending upon the opportunities offered by the market place.


COMPETITION

     DURUM MILLING. The Wheat Milling Defined Business Unit's largest competitors in durum milling are Italgrani and Miller Milling Company.

     Dakota Growers has expanded its Carrington, North Dakota, milling facility and its pasta production capacity and has announced plans for additional milling capacity to supply its recently acquired New Hope, Minnesota plant. Philadelphia Macaroni is building a semolina mill in Minot, North Dakota. Miller Milling has recently expanded its Winchester, Virginia, semolina mill. Barilla, an Italian pasta manufacturer and durum miller, is constructing an integrated mill and pasta plant in Ames, Iowa. In the past, they have exported significant volumes of pasta from Italy into the U.S. and will now compete with domestic manufacturers in the dry retail pasta market.

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

FACILITIES

     The Wheat Milling Defined Business Unit has four milling facilities in operation, including Houston that began limited production in June 1997. Each facility includes a milling plant as well as an elevator to store grain. Information on the four mills, plus the planned Pocono mill described below, follows:



LOCATION                         GRAIN MILLED              CAPACITY        BUSHEL EQUIVALENT
-----------------------   -------------------------   -----------------   ------------------
  Rush City, MN           Primarily durum             10,000 cwts/day      23,500 bu/day
  Huron, OH               Primarily durum              9,500 cwts/day      22,800 bu/day
                          Spring and winter wheat      5,000 cwts/day      11,000 bu/day
  Kenosha, WI             Durum                       11,000 cwts/day      26,400 bu/day
                          Spring and winter wheat     10,000 cwts/day      22,000 bu/day
  Houston, TX             Spring and winter wheat     13,000 cwts/day      28,600 bu/day
  Pocono, PA              Durum                        4,000 cwts/day       9,600 bu/day
                          Spring and winter wheat     14,000 cwts/day      30,800 bu/day
                                                      -----------------   ------------------
   Total                                              76,500 cwts/day     172,700 bu/day
                                                      =================   ==================

     At Huron, Ohio, the land and buildings are leased from ConAgra. In June 1998, the Huron Mill began a conversion of one of the three milling units to manufacture bakery flour rather than durum semolina. This change will result in a decrease of approximately 5,000 cwts. of semolina to be converted to 5,000 cwts. of hard wheat bakery flour.

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

     The Wheat Milling Defined Business Unit began constructing semolina and flour and bread flour mills in Pocono, Pennsylvania in September 1997. The Harvest States Board of Directors has increased the authorized expenditures from $38,800,000 to $41,350,000 for the construction of this mill. Of this amount, $15,165,000 was expended in fiscal year 1998.

     For the year ended May 31, 1998 the Wheat Milling Defined Business Unit facilities ran at 81% of capacity based upon a year of 307 operating days being 100%, compared to 97% in 1997. This decrease in run time was due to startup in Houston and a temporary shut down of Rush City in June and early July of 1997.

EMPLOYEES

     As of May 31, 1998 the Wheat Milling Defined Business Unit employed the following full time equivalents: production (98), plant management (30) and headquarters (24). Of these, 23 production workers at the Rush City Mill are subject to a collective bargaining agreement with the American Federation of Grain Millers expiring in 1998.


                           FARM MARKETING AND SUPPLY

     The Farm Marketing and Supply Division owns and operates Agri-Service Centers at 160 locations in Minnesota, North Dakota, South Dakota, Montana, Idaho and Washington. Agri-Service Centers sell farm supplies, including fertilizer, feed, seed and crop protection products, and other related services and have grain elevator operations that buy grain. Some Centers have only grain operations or grain and feed operations, while some have only supply operations. Locations are grouped together into 50 units for operational purposes. A small number of Centers are grouped into seven regionalizations, which have their own producer board and participate in separate patronage pools.

     Agri-Service Centers purchase grain from member and non-member producers and others, such as other elevators and grain dealers. Of these facilities, 64 have the capability of loading unit trains, while other facilities can load only single cars or are truck stations. Most of the grain purchased is sold through the Company's Grain Marketing Division, with the balance going to local feed and grain processors.

     The supplies and services offered vary from location to location. Agronomy supplies and services are sold at approximately 82 locations to member and non-member producers. Feed is sold at approximately 92 locations. Agronomy and feed sales are considered distinct operations involving different expertise and sales forces.

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

     The Company has increased the number of Agri-Service Centers in recent years. The number of centers, operating units, bushels of grain sold and sales at centers for the years ended May 31 are shown below:


                                     1998                1997                1996              1995             1994
                              -----------------   -----------------   -----------------   --------------   --------------
No. of centers ............              160                 154                 144               121              115
No. of op. units ..........               50                  47                  47                43               43
Grain sales (bu) ..........      214,770,000         199,922,000         214,085,000       159,891,000      141,238,000
Sales .....................   $1,072,950,000      $1,136,700,000      $1,126,600,000      $679,200,000     $613,151,000

     As of June 1, 1998, through the merger with Cenex, the Farm Marketing and Supply Division added 92 locations which comprise 22 operating units handling primarily agronomy supplies and petroleum.

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

     On May 31, 1998, the Division had 879 full time employees and 404 temporary employees.

     FIN-AG, INC. Fin-Ag, Inc. is a wholly owned subsidiary of the Company located in Sioux Falls, South Dakota. It provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans for producers. It also provides consulting services to member cooperatives. Its competitors are other financial institutions. Most whole loans are sold to the St. Paul Bank for Cooperatives, on which the Company bears a 15% residual exposure. The Company's exposure at May 31, 1998, was approximately $4,000,000. Under the Company's borrowing arrangements the maximum amount of the loans outstanding at any one time may not exceed $50,000,000.


                                     FEED

     The Company manufactures and sells feed products and sells feed ingredients, supplements and animal health products under several brand names, including GTA Feeds(R), Norco Feeds, CC Bar Feeds, Let'er Buck Feeds(R) and Pantec(TM). In addition, it provides livestock production services, including customized ration planning, feedstuffs analysis, profit projections, livestock nutritional management, recordkeeping, animal health and environmental engineering and facility management. Sales are made at retail through five retail stores and through Agri-Service Centers and at wholesale to cooperatives (both Cooperative Association Members and otherwise) and to other retail farm supply businesses located in Minnesota, North Dakota, South Dakota, Nebraska, Montana, Wyoming, Idaho, Washington and Oregon.

     Sales of feed for the years ended May 31 are set forth below:


                                         1998        1997        1996        1995       1994
                                      ---------   ---------   ---------   ---------   --------
Manufactured feed (tons) ..........   377,000     326,000     351,000     333,000     306,000

     The Company has been able to increase sales and production capacity through several joint venture arrangements entered into in recent years. The decrease in manufactured feed tons from 1996 to 1997 was primarily due to the high cost of feed in relation to the low cattle price, which caused a decline in feed demand.

     The Company owns ten manufacturing facilities located in Sioux Falls, South Dakota; Great Falls, Montana; Hardin, Montana; Snohomish, Washington; Dickinson, North Dakota; Minot, North Dakota; Edgeley, North Dakota; Willmar, Minnesota; Gettysburg, South Dakota; and Norfolk, Nebraska. The Company also has an interest in three joint ventures with facilities in Hermiston, Oregon; Tillamook, Oregon; and Owatonna, Minnesota. The administrative office for the feed business is located in Sioux Falls, South Dakota.

     The Feed Division's operations reflect the condition of the livestock business. Recent increases in poultry and swine production have been driven by increased exports. The transition from individual producers to more integrated producers has affected the demand for and composition of the Division's products.

     As of June 1, 1998 the Feed Division has entered into a joint venture with Land O' Lakes. The joint venture is named Land O' Lakes/Harvest States Feed.

     The joint venture includes the company owned plants in the states of Montana, North Dakota, South Dakota, Nebraska and Minnesota along with four plants owned by Land O' Lakes in the same territory. The joint venture is governed by a four person board (2 from Cenex Harvest States and 2 from Land O' Lakes) and the administrative office and the general manager of the new joint venture is located in the Company's Sioux Falls, South Dakota feed administration office building.

     At May 31, 1998, the Division had 284 full time and 10 part time employees.

     Competitors in the feed business are other cooperatives and private companies.

     The Company is a part of the Cooperative Research Farms, a research partnership of 12 regional cooperatives in the United States, Canada and France. This partnership provides the Company with production research.


                                   SERVICES

     The Company's Country Services Division provides certain services to Individual Members and Cooperative Association Members.

COUNTRY HEDGING, INC.

     Country Hedging, Inc. offers full service commodity futures and options brokerage. For the year ended May 31, 1998, 57% of revenues were from Cooperative Association Members, 29% from Individual Members and 14% from others. This separate subsidiary of the Company is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. On May 31, 1998, it had 38 employees operating primarily out of St. Paul, Minnesota.

     Competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both co-op and non-co-op) as well as local introducing brokers. Competition is driven by price and service.

AG STATES AGENCY, LLC

     Ag States Agency, LLC, 93% owned by the Company as of June 1, 1998, is an independent insurance agency which sells insurance primarily to local cooperatives, including group benefits, property and casualty, and bonding programs. For the year ended May 31, 1998, substantially all of its revenues were from local cooperatives. Ag States Agency, LLC competes with other insurance agencies.

     On January 1, 1998 Ag States Agency, LLC acquired 50% ownership in Ag States Benefits, LLC. Ag States Benefits, LLC is an independent insurance agency which sells primarily group benefit policies such as health, life, dental, long term care and disability insurance to primarily local cooperative employees and members of local cooperatives.

FINANCIAL SERVICES DEPARTMENT

     The Financial Services Department provides business planning consulting and financing to Cooperative Association Members. It offers open account financing, involving the discretionary extension of credit, and term and seasonal loans. Most of the term and seasonal loans are participated up to 90% by National Bank for Cooperatives (CoBank). Participation by CoBank is subject to credit approval on a loan-by-loan basis by CoBank, subject to an overall limit of participation of $150,000,000. In addition to financing, the open account between the Company and an Affiliated Association is used as a clearing account for settlement of grain purchases and as a cash management tool. Open account financing has been provided to more than 200 Cooperative Association Members in the past year.

     During the year ended May 31, 1998, average aggregate loan balances outstanding were $49,865,070 (of which CoBank's participation was $33,520,924) and the highest aggregate loan balance outstanding at any one time was $84,050,441 (of which CoBank's participation was $48,213,799). The Company's borrowing arrangements limit loan balances outstanding to not more than $150,000,000 at any one time.

     Pursuant to its agreement with CoBank, the Company has additional credit risk on CoBank participations to 10% of total loan commitments.

     Fin-Ag, Inc., a wholly owned subsidiary of the Company provides certain types of financing to members. See "Farm Marketing and Supply".

AFFILIATED ACCOUNTING DEPARTMENT

     The Affiliated Accounting Department offers computerized country elevator accounting systems and a full complement of accounting support systems for local cooperatives, including tax and patronage allocation services, dividend ledger services and payroll services. For the year ended May 31, 1998, substantially all of its revenues were from local cooperatives.

FIELD SERVICES DEPARTMENT

     The Field Service Department acts as a liaison between Cooperative Association Members and the Company, providing consulting services in marketing, management, operations, accounting, tax, finance and government regulations.

MEMBER RELATIONS DEPARTMENT

     The Member Relations Department conducts cooperative education programs for Cooperative Association Members and assists in planning meetings and organizing visits to Company facilities.


               MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

INTRODUCTION

     The Company is a membership cooperative organized to receive, handle, store, warehouse, manufacture, process, market, purchase, sell and otherwise deal in the agricultural products of its members, non-member patrons and others, including without limitation, the processing and exporting of grain and other agricultural products; to manufacture, buy, sell, market, store, warehouse, acquire, transport, distribute, process, drill, mine, refine and otherwise deal in and procure for its members, non-member patrons and others, petroleum products, fuels, oil, grease, automotive parts and accessories, supplies, services, minerals, feed, seed, fertilizer, machinery, equipment, supplies, and other goods, products, and merchandise, primarily for use upon farms or by farmers, or used or useful in the business of farming, recognizing that they may also be incidentally useful to other patrons; and to engage in any other activity connected with or related to any such purposes, and to engage in any other lawful purpose. Net savings from member patronage of the Company shall be distributed to members on the basis of patronage, except that the Board of Directors may elect to add to the Capital Reserve an amount not to exceed 10% of the distributable net income from patronage business. These net savings, when distributed, are referred to as "patronage dividends," regardless of whether distributed in cash or Patron Equities. The Company may obligate itself to do business with a nonmember on a patronage basis. The determination of net savings may be made by allocation units which may be functional, divisional, departmental, geographic, or otherwise as determined by the Board of Directors, provided that each Defined Business Unit shall be accounted for as a separate allocation unit. Patronage refunds shall be distributed in cash, allocated patronage equities, revolving fund certificates, securities of this cooperative, other securities, or any combination thereof designated by the Board of Directors. Any non-cash allocations are redeemable only in the discretion of the Board of Directors.

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

     The method of allocation for the non-member/non-patronage earnings of the Company for the fiscal year ended May 31, 1998 is based on bushels of the grain marketing/processing activity and dollars on the purchasing and other activity. This method is subject to change, in the discretion of the Board of Directors.

GOVERNANCE

     The business and affairs of the Company are managed by a Board of Directors of not less than 17 persons (currently set at 27), elected by the members at the Company's annual meeting. Various rights and obligations of members are contained in its Articles of Incorporation and Bylaws (together, the "governing documents"), each of which was amended and restated in June, 1998. The governing documents may only be amended upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under " -- Certain Antitakeover Effects."

MEMBERSHIP

     Membership in the Company is restricted to associations of producers of agricultural products which are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended, and to certain producers of agricultural products. The Board of Directors may establish a minimum amount of business that cooperative associations must transact with or through the Company to be eligible for membership, and also may adopt such additional conditions, qualifications, methods of acceptance, duties, rights and privileges of membership in this Company as it may from time to time deem advisable.

     Under the Company's governing documents, the Company has several classes of membership and has authority to issue a variety of debt and equity instruments to members. As a membership cooperative, the Company does not issue capital stock. Under the Minnesota Cooperative Law, under which the Company is organized, a cooperative may be organized on a membership basis or a capital stock basis. A cooperative is organized on a capital stock basis if holding shares of common stock entitles the holder to vote. Membership is transferable only with the consent and approval of the Board of Directors. The Company may issue equity or debt securities, on a patronage basis or otherwise, but unless authorized in, or by the Board of Directors pursuant to, the Company's Bylaws, such securities shall not entitle the holders thereof to any voting, membership or other rights to participate in the affairs of the Company and are not transferable without the prior consent of the Board of Directors.

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

          Cooperative Associations are associations of agricultural producers. Cooperative Associations must be cooperatives or other associations of agricultural producers organized and operating under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.

          Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products that are holders of Equity Participation Units. See "-- Defined Members" below.

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

VOTING RIGHTS

     Cooperative Association Members are entitled to: (i) one vote for each producer of agricultural products registered and accepted as a member of such cooperative association who patronized the Cooperative Association within the preceding year; (ii) one vote for each $10,000 or major fraction thereof, of the average annual business transacted with the Company during the past three fiscal years;

and (iii) one vote for each $1,000, or major fraction thereof, of equity issued by the Company as patronage refund and standing on the books of the Company in the name of the Cooperative Association Member.

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

     Individual Members and Defined Members may exercise their voting power through the designation of a "Patrons' Association." A Patrons' Association is an association of the Individual Members and Defined Members associated with a grain elevator, feed mill, seed plant or any other Company facility, except supply and marketing locations brought to the Company by Cenex, as designated and recognized by the Board of Directors. The Individual Members and Defined Members that are identified with a particular Patrons' Association may, at an annual meeting of the Patrons' Association, elect delegates and alternates for the Patrons' Association on the basis of one vote per member. Patrons' Associations are entitled to: (i) one vote for each Individual Member and Defined Member grouped in such Patrons' Association (minus one vote for each Individual Member or Defined Member in such Patrons' Association who chooses to cast a vote personally); (ii) one vote for each $10,000 or major fraction thereof, of the average annual business transacted with the Company by the Individual Members and Defined Members grouped into such Patrons' Associations, during the past three fiscal years; and (iii) one vote for each $1,000,or major fraction thereof, of equity issued by this cooperative as a patronage refund and standing on the books of this Company in the name of the Individual Members and Defined Members grouped in such Patrons' Associations, calculated on an aggregate basis.

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

     Each Defined Business Unit is represented by a Defined Member Board, comprised of between five and ten individuals. The members of a Defined Member Board must be either Defined Members or representatives of Defined Members and in good standing and in full compliance with all delivery obligations with respect to the applicable Defined Business Unit, provided, however, no employee of the Company may serve as a member of the Defined Member Board. The initial Defined Member Board of each Defined Business Unit was elected by the Company's Board of Directors in June, 1997. Eight individuals were appointed to serve on the Wheat Milling Defined Member Board, a Chairman plus one member from District 1, three members from District 2, one from District 3, one from District 4 and one from District 5. Six individuals were appointed to serve on the Oilseed Processing and Refining Defined Member Board, a Chairman plus three members from District 1, one member from District 2 and one member from District 3. In November of 1997 the Defined Member Boards of each Defined Business Unit were elected by the Defined Members associated with the particular Defined Business Unit on a one Defined Member/one vote basis. The Defined Member Boards adopted a Nominating and Election Procedure that was sent to each Defined Member. In subsequent years, Defined Members will elect members of the Defined Member Boards as their terms expire. The Chairperson is selected by and from the Company's Board of Directors. Individuals serving on a Defined Member Board shall serve staggered three-year terms. Each Defined Member Board shall meet at least quarterly and shall be charged with reflecting Defined Member concerns and providing a direct communication mechanism to the Company's Board of Directors.

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

DEBT AND EQUITY INSTRUMENTS

     The Company is authorized to issue a variety of debt and equity instruments to its current members, patrons and to persons who are neither members nor patrons. The Company's outstanding capital is represented by Capital Equity Certificates, non-patronage certificates, Equity Participation
Units and certain capital reserves.

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

          NON-PATRONAGE EARNINGS CERTIFICATES. The Board of Directors may issue Non-Patronage Earnings Certificates. Such certificates will not have a maturity date and will not bear interest or annual dividends. They will be issued and distributed only to member patrons and to Non-Member Consenting Patrons as part of a non-member/non-patronage distribution. (Non-Member Consenting Patrons include Cooperative Association Members that meet all of the requirements of membership as a Cooperative Association Member except that they do not transact at least the minimum volume of business with the Company during the preceding fiscal year.)

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

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date will continue to be eligible for patronage certificate redemption at age 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and Cooperative Association Members, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. There can be no assurance that the Company's Board of Directors will not elect to modify its policy regarding the redemption of equities. The Board is under no restriction in modifying such policy, other than legal agreements to which the Company may be a party from time to time. Members are not required to approve a change in such policy. The Board of Directors will establish a redemption policy for Patrons' Equities arising from the Defined Business Units.

DISTRIBUTION OF ASSETS UPON DISSOLUTION

     In the event of any dissolution, liquidation or winding up this cooperative, whether voluntary or involuntary, all debts and liabilities of this cooperative shall be paid first according to their respective priorities. As more particularly provided in the Bylaws, the remaining assets shall then be paid to the holders of equity capital to the extent of their interests therein and any excess shall be paid to the patrons of this cooperative on the basis of their past patronage. The Bylaws provide more particularly for the allocation among the members and nonmember patrons of this cooperative of the consideration received in any merger or consolidation to which this cooperative is a party.

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

WHEAT MILLING DEFINED BUSINESS UNIT

     Holders of Equity Participation Units in the Wheat Milling Defined Business Unit have a right to participate in the patronage sourced income from the operations of the Wheat Milling Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement that gave the right and obligation to such person to deliver the number of bushels of wheat equal to the number of Units purchased by such Member. The delivery obligation and right under the Agreement for the Wheat Milling Defined Business Unit will become fully effective for the fiscal year in which the Pocono facility begins operating. Defined Members will be notified. Until the Agreement becomes fully effective, it will represent a right and obligation to deliver 78% of the wheat set forth therein.

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

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     Holders of Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit have a right to participate in the patronage sourced income from the operations of the Oilseed Processing and Refining Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement that gave the right and obligation to such person to deliver the number of bushels of soybeans equal to the number of Units purchased by such Member.

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

     Patronage sourced income from the operations of a Defined Business Unit (except as set forth above with respect to the Oilseed Processing and Refining Defined Business Unit) will be allocated by the Company as patronage refunds based on the total amount of grain processed, giving effect to Units held and Units deemed to be held by the Company. As between holders of the Units, patronage sourced income will be allocated to each Defined Member proportionate to the number of bushels of grain delivered pursuant to the Agreement. Defined Members may also receive, upon allocation by the Board of Directors, nonpatronage income from operations of the Company, including operations of a Defined Business Unit generating nonpatronage income.

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

OPERATIONS

     The operations of a Defined Business Unit shall be carried out by the Company through the Board of Directors, officers and management of the Company. The capital assets of a Defined Business Unit may be disposed of in the ordinary course of business and the disposition of any substantial portion of the assets of a Defined Business Unit as an entirety may be authorized by the Board of Directors. The Board of Directors may determine to sell the assets and operations of a Defined Business Unit or to abandon or shut down the operations of a Defined Business Unit. Abandonment or shutting down the operations of a Defined Business Unit (other than on a temporary basis) will be considered sale of all of the assets of the Defined Business Unit and will have the effect described under "-- Merger, Consolidation or Sale."

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

MEMBER MARKETING AGREEMENT

     A Defined Member will be obligated to deliver during each delivery year one bushel of wheat or soybeans which is of merchantible quality, according to industry standards, to the Company for each applicable Unit held, subject to adjustment as described below, at delivery points designated by the Company; provided, however that, until the Pocono facility commences operation, a Defined Member contracting to deliver wheat shall only have the right and obligation to deliver 78% of the contracted bushels. Wheat or soybeans that do not meet applicable standards may either be rejected or accepted with such discounts as may be established by the Company or agents. Deliveries may be made at any time during the Processing Year. Certain Cooperative Association Members have contracted with the Company to act as an agent for handling required deliveries (and will receive funds for that service). In addition, the Company has designated most of its owned and operated elevators as delivery points (approx.
135). The Board of Directors may establish annual "tolerance ranges" allowing a Defined Member the option to deliver more or less wheat or soybeans in any given year. Upon transfer of Units, the remaining obligations under the Agreement must also be assumed by the transferee of the Units. The Agreement may be terminated by an Individual Member effective on May 31 of any year upon written notice of termination. In addition, the Agreement may be terminated following a breach of the Agreement by either party, upon thirty days' written notice from the party not in breach. The Agreement may be terminated by the Company upon sale, liquidation, dissolution or winding up of the applicable Defined Business Unit in accordance with the Company's Bylaws.

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

ITEM 2. PROPERTIES

     The Company owns or leases petroleum, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.

PETROLEUM

     Owned or leased facilities brought into the Company from the Cenex merger include the following:


Refinery                            Laurel, Montana
Propane Plants                      38 locations in Iowa, Idaho, Minnesota, North Dakota, Oregon,
                                         South Dakota, Wisconsin, and Wyoming
Propane Terminals                   3 locations in Minnesota, North Dakota and Wisconsin
Transportation Terminals/
 Repair Facilities                  12 locations in Iowa, Minnesota, Montana, North Dakota,
                                         South Dakota, Washington and Wisconsin, 2 of
                                         which are leased
Petroleum & Asphalt
 Terminals/Storage Facilities       19 locations in Iowa, Kansas,
                                         Minnesota, Montana, North Dakota, Oregon,
                                         Washington and Wisconsin, 5 of which are
                                         leased
Pump Stations                       18 locations in Montana and North Dakota
Pipelines                           8 locations in Montana and North Dakota
Convenience Stores/Gas Stations     43 locations in Iowa, Minnesota, Montana, Nebraska,
                                         South Dakota, Wisconsin and Wyoming
Lube Plants/Warehouses              4 locations in Minnesota and Ohio

     A 74.5% interest in the following facilities was also brought into the Company from the Cenex merger:


Refinery                        McPherson, Kansas
Petroleum Terminals/Storage     14 locations in Iowa, Kansas, Nebraska, Oklahoma and Texas
Pipeline                        McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline                Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk Stations                40 locations located in Kansas and Oklahoma

GRAIN MERCHANDISING

     The Company owns or leases grain terminals at the following locations:



                      Davenport, Iowa I(1)
                      Davenport, Iowa II(2)
                      Kalama, Washington(2)
                      Kansas City, Missouri I(2)
                      Kansas City, Missouri II(2)
                      Kennewick, Washington(1)
                      Myrtle Grove, Louisiana(1)
                      Petersburg, North Dakota(2)
                      St. Paul, Minnesota(2)
                      Savage, Minnesota(1)
                      Spokane, Washington(1)
                      Superior, Wisconsin(1)
                      Winona, Minnesota(1)


------------------
(1) Owned
(2) Leased

OILSEED PROCESSING AND REFINING

     The Oilseed Processing and Refining Defined Business Unit owns one facility in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant, and a quality control laboratory.

WHEAT MILLING

     The Wheat Milling Defined Business Unit owns or leases flour milling facilities at the following locations:


                Rush City, MN(1) ................   10,000 cwts/day
                Huron, OH(2) ....................   14,500 cwts/day
                Kenosha, WI(1) ..................   21,000 cwts/day
                Houston, TX(1) ..................   13,000 cwts/day

------------------
(1) Owned
(2) Owned equipment, leased land and facilities

AGRI SERVICES CENTERS

     The Company owned 160 Agri Service Centers (of which some of the facilities are on leased land) located in Minnesota, North Dakota, South Dakota and Montana, as of May 31, 1998.

     As a result of the June 1, 1998 merger with Cenex, the Company added 92 additional Agri Service Centers located in Minnesota, North Dakota, South Dakota, Montana, Washington, Oregon, Idaho, Iowa, and Colorado.

FEED

     The Company owns the following feed manufacturing facilities:

                  Dickinson, North Dakota
                  Edgeley, North Dakota
                  Gettysburg, South Dakota
                  Great Falls, Montana
                  Hardin, Montana
                  Minot, North Dakota
                  Norfolk, Nebraska
                  Sioux Falls, South Dakota
                  Snohomish, Washington
                  Willmar, Minnesota

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On or about February 3, 1998 the Company submitted to its members a vote by mail ballot on the merger with Cenex, Inc. The members voted in favor. On or about February 27, 1998, the Company submitted to its Defined Members a vote by mail ballot to (i) amend Section 13 of the resolutions creating the Defined Business Units to delete the requirement that Equity Participation Units be redeemed in connection with the unification of Harvest States Cooperatives and Cenex, Inc.; and (ii) amend the Member Marketing Agreement to: (a) change "Harvest States Cooperatives" to "Cenex Harvest States Cooperatives"; (b) change the Processing Year to match the fiscal year of Cenex Harvest States Cooperatives; and (c) allow Members the option to either deliver a pro-rata share of their bushels during any short fiscal year or roll said pro-rata share of bushels to the next full fiscal year. The Defined Members voted in favor of the amendments.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

     No equity securities were sold by the Registrant during the year ended May 31, 1998, that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA


                             CONSOLIDATED COMPANY

     The selected financial information below has been derived from the Company's consolidated financial statements for the years ended May 31, 1998, 1997, 1996, 1995 and 1994. The selected consolidated financial information should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.


                      SUMMARY CONSOLIDATED FINANCIAL DATA


                                                                              YEARS ENDED MAY 31,
                                           --------------------------------------------------------------------------------------
                                                  1998              1997             1996              1995              1994
                                           ----------------- ------------------ --------------- ----------------- ---------------
Income Statement Data:
Revenues
 Sales:
   Grain .................................  $4,629,552,643    $6,036,502,624   $7,127,223,407    $4,191,665,535    $3,086,531,429
   Processed grain .......................     615,048,982       730,101,124      819,863,541       708,219,307       593,116,553
   Feed and farm supplies ................     262,792,836       258,235,512      207,252,696       156,699,068       165,925,459
                                            --------------    --------------   --------------    --------------    --------------
                                             5,507,394,461     7,024,839,260    8,154,339,644     5,056,583,910     3,845,573,441
   Patronage dividends ...................      15,534,215        15,947,049       13,278,997         6,512,481         6,609,602
   Other revenues ........................      84,520,889        68,627,552       68,339,523        57,556,984        45,895,922
                                            --------------    --------------   --------------    --------------    --------------
                                             5,607,449,565     7,109,413,861    8,235,958,164     5,120,653,375     3,898,078,965
Costs and expenses:
   Cost of goods sold ....................   5,464,036,841     6,967,937,476    8,076,073,326     4,981,820,272     3,786,336,764
   Marketing, general, and
      administrative .....................      62,311,965        63,341,552       70,054,248        69,509,491        60,847,099
   Interest ..............................      17,442,718        19,378,833       31,921,936        19,268,575        10,250,765
                                            --------------    --------------   --------------    --------------    --------------
                                             5,543,791,524     7,050,657,861    8,178,049,510     5,070,598,338     3,857,434,628
                                            --------------    --------------   --------------    --------------    --------------
Earnings before income taxes .............      63,658,041        58,756,000       57,908,654        50,055,037        40,644,337
Income taxes .............................       6,400,000         6,200,000        6,900,000         5,100,000         5,500,000
                                            --------------    --------------   --------------    --------------    --------------
Net earnings .............................  $   57,258,041    $   52,556,000   $   51,008,654    $   44,955,037    $   35,144,337
                                            ==============    ==============   ==============    ==============    ==============


                                                                                   MAY 31,
                                           --------------------------------------------------------------------------------------
                                                 1998              1997             1996              1995              1994
                                           ---------------   ---------------  ---------------   ---------------   ---------------
Balance Sheet Data (at end of period):
 Working capital .........................  $  102,454,578    $  111,811,047   $   95,874,938    $   66,904,085    $   69,409,621
 Net property, plant and equipment .......     254,475,188       224,150,965      232,145,401       205,837,690       156,311,551
 Total assets ............................     945,703,463       976,705,753    1,228,772,684       924,533,569       734,655,223
 Long-term debt, including current
    maturities ...........................     140,610,625       134,458,466      132,629,176        84,816,525        39,135,097
 Total equity ............................     414,003,905       385,099,313      337,252,119       299,487,893       270,761,017


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The selected financial information presented below has been derived from the Oilseed Processing and Refining Defined Business Unit's financial statements for the years ended May 31, 1998, 1997, 1996, 1995 and 1994. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.


                                                                              YEARS ENDED MAY 31,
                                                -------------------------------------------------------------------------------
                                                     1998            1997            1996            1995            1994
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
 Processed oilseed sales ......................  $410,385,807    $441,737,923    $399,271,001    $398,095,108    $358,372,039
 Other revenues and costs .....................     1,745,743      (1,659,881)      1,435,708       1,162,518       1,349,484
                                                 ------------    ------------    ------------    ------------    ------------
                                                  412,131,550     440,078,042     400,706,709     399,257,626     359,721,523
Costs and expenses
 Cost of goods sold: ..........................   379,271,678     405,791,384     371,424,566     366,407,451     334,968,474
 Marketing and administrative .................     4,729,820       4,341,904       4,544,763       5,137,663       4,722,900
 Interest .....................................       380,030         321,700         151,500              --         164,300
                                                 ------------    ------------    ------------    ------------    ------------
                                                  384,381,528     410,454,988     376,120,829     371,545,114     339,855,674
                                                 ------------    ------------    ------------    ------------    ------------
Earnings before income taxes ..................    27,750,022      29,623,054      24,585,880      27,712,512      19,865,849
Income taxes ..................................     1,825,000       2,100,000       1,600,000       1,500,000       1,650,000
                                                 ------------    ------------    ------------    ------------    ------------
Net earnings ..................................  $ 25,925,022    $ 27,523,054    $ 22,985,880    $ 26,212,512    $ 18,215,849
                                                 ============    ============    ============    ============    ============
Operating Data:
 Quantities processed
   Soybeans (bu.) .............................    32,625,799      32,231,520      30,446,475      30,807,933      24,136,364
   Crude oil (lb.) ............................   953,359,351     960,406,920     920,492,402     894,970,248     860,221,089
 Production
   Meal (tons) ................................       754,168         741,922         728,435         741,190         588,873
   Flour (tons) ...............................        32,451          35,714          39,914          40,614          31,614
   Refined oil (lbs.) .........................   948,796,640     957,398,000     858,240,000     835,396,000     799,908,000


                                                     1998            1997            1996            1995            1994
                                                 ------------    ------------    ------------    ------------    ------------
Balance Sheet Data (at end of period):
 Working capital ..............................  $ 23,110,970    $ 20,305,438    $ 28,619,585    $ 32,980,590    $ 33,813,064
 Net property, plant and equipment..............   34,952,626      33,085,560      24,771,413      20,410,408      19,577,934
 Total assets .................................    91,481,942      92,416,098      74,112,937      63,672,994      74,191,110
 Long-term debt, including current
  maturities ..................................            --              --              --              --              --
 Total equity .................................    58,063,596      53,390,998      53,390,998      53,390,998      53,390,998
Other Data(1):
 Pretax earnings ..............................  $ 27,750,022    $ 29,623,054    $ 24,585,880    $ 27,712,512    $ 19,865,849
 Earnings from purchased oil ..................    (3,265,480)     (7,014,758)     (3,557,406)     (4,680,813)     (4,511,979)
 Non-patronage joint venture income ...........      (737,836)       (614,967)     (1,353,708)       (990,191)     (1,300,427)
 Book to tax differences ......................      (383,719)      2,209,575         (71,485)        393,608         135,170
                                                 ------------    ------------    ------------    ------------    ------------
Tax basis soybean earnings ....................  $ 23,362,987    $ 24,202,904    $ 19,603,281    $ 22,435,116    $ 14,188,613
                                                 ============    ============    ============    ============    ============
 Bushels processed ............................    32,625,799      32,231,520      30,466,475      30,807,933      22,630,472
 Earnings per bushel ..........................  $       0.72    $       0.75    $       0.64    $       0.73    $       0.63

                                                             YEAR ENDED
                                                            MAY 31, 1998
                                                           -------------
          Equity Participation Units Outstanding .........    1,074,000
          Patronage rate .................................  $      0.72
                                                            -----------
          Earnings to holders ............................  $   769,080
                                                            ===========
-----------------
(1) Because patronage dividends attributable to the Units will be allocated based on the number of bushels of soybeans delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Oilseed Processing and Refining Defined Business Unit.

                      WHEAT MILLING DEFINED BUSINESS UNIT


     The selected financial information presented below has been derived from the Wheat Milling Defined Business Unit's financial statements for the years ended May 31, 1998, 1997, 1996, 1995 and 1994. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.


                                                                           YEARS ENDED MAY 31,
                                         ----------------------------------------------------------------------------------------
                                                1998              1997              1996              1995              1994
                                         -----------------  ----------------  ---------------  -----------------  ---------------
Revenues:
 Sales ................................    $ 205,281,433       $199,078,687    $173,315,613      $ 119,725,183     $103,716,012
Other revenues and costs ..............        1,820,294
                                           -------------       ------------    ------------      -------------     ------------
                                             207,101,727       199,078,687      173,315,613        119,725,183      103,716,012
Costs and expenses:
 Cost of goods sold ...................      189,614,207       181,565,899      161,293,430        112,690,679       97,206,374
 Marketing and administrative .........        8,071,913         6,749,237        4,471,563          3,834,289        2,415,155
 Interest .............................        3,121,893         5,229,669        4,457,797          2,278,544        1,832,037
 Other ................................          162,283         2,000,000
                                           -------------       ------------    ------------      -------------     ------------
                                             200,970,296       195,544,805      170,222,790        118,803,512      101,453,566
Earnings before income taxes ..........        6,131,431         3,533,882        3,092,823            921,671        2,262,446
Income taxes ..........................          475,000           300,000          200,000            125,000          150,000
                                           -------------       ------------    ------------      -------------     ------------
Net earnings ..........................    $   5,656,431       $ 3,233,882     $  2,892,823      $     796,671     $  2,112,446
                                           =============       ============    ============      =============     ============
Operating Data:
 Wheat used (bu.)
   Durum ..............................       19,306,816        21,372,000       19,376,000         16,058,000       15,763,000
   Spring .............................        8,891,000         6,732,000        3,013,000          1,638,000        1,167,000
Spring ................................        3,164,915
 Shipments (cwt)
   Semolina/flour .....................       10,505,000        11,168,000       10,085,000          8,718,000        8,088,000
   Baking flour .......................        4,270,000         2,599,000          634,000                 --               --
Balance Sheet Data (at end of period):
 Working capital ......................    $  12,787,010      ($ 1,938,733)    $  3,338,206      $   1,604,146     $ (4,703,152)
 Net property and equipment ...........       85,627,365        69,130,520       59,233,046         43,395,670       19,739,029
 Total assets .........................      146,310,885       120,918,192      125,321,564         82,606,055       55,031,562
 Long-term debt, including current
  maturities ..........................       51,209,270        61,214,270       54,000,000         33,750,000       19,000,000
 Total equity .........................       67,957,981        27,797,072       27,797,072         27,797,072       27,797,072
Other Data(1):
 Pretax earnings ......................    $   6,131,431       $ 3,533,882     $  3,092,823      $     921,671     $  2,262,446
 Book to tax differences ..............          689,446         2,375,920          (84,481)           123,844         (135,715)
                                           -------------       ------------    ------------      -------------     ------------
Tax basis earnings ....................    $   6,820,877       $ 5,909,802     $  3,008,342      $   1,045,515     $  2,126,731
                                           =============       ============    ============      =============     ============
Bushels milled ........................       31,362,731        28,103,677       22,390,011         17,696,689       16,930,702
Earnings per bushel ...................    $        0.22       $      0.21     $       0.13      $        0.06     $       0.13


                                                                YEAR ENDED
                                                                  MAY 31,
                                                                   1998
                                                              --------------
             Equity Participation Units Outstanding .........    4,787,000
             Patronage rate .................................   $     0.22
                                                                ----------
             Earnings to holders ............................   $1,041,094
                                                                ==========
-----------------
(1) Because patronage dividends attributable to the Units will be allocated based on the number of bushels of wheat delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Wheat Milling Defined Business Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                             CONSOLIDATED COMPANY

     The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year 1900 rather than as the year 2000, or vice versa. This could result in a system failure or miscalculation causing disruption of operations including an inability to process transactions or engage in similar business activities. Furthermore, should other companies or entities with whom the Company has a supplier or customer relationship encounter business disruption because of the year 2000 issue, the Company in turn could experience disruption of normal business processes and as a result incur additional costs or loss of revenue.

     In preparation for the Year 2000, the Company has reviewed the primary internally-developed software programs used within the divisions and defined business units comprising the Company before the June 1, 1998 merger with Cenex. Appropriate changes were made to that software to accommodate the Year 2000. In addition, the Company has engaged an information technology consulting firm for the purpose of appraising the Company's Year 2000 readiness, identifying critical software applications which are not Year 2000 compliant, remediating such applications, testing corrections to software, developing contingency plans in the event that all software problems are not corrected by the year 2000, and assisting with certifications of key supplier's Year 2000 readiness. This Year 2000 plan and action program encompasses all areas of the Company. The Company will also assess, to the extent practical, embedded technology in its processing equipment. It is expected that the assessment phase of the project will be completed by December 31, 1998, and that the remedial portion of the project will be completed by June 30, 1999. Management believes that the total cost to the Company to review and correct its own computer systems will not exceed $1 million, of which approximately $100,000 was expended through May 31, 1998.

     Based on its assessment, the Company's management presently believes that problems related to the Year 2000 computer issue will not have a material effect on operations and financial results. The Company will, however, incur some risk related to the Year 2000 issue if other entities not affiliated with the Company do not appropriately address their own Year 2000 compliance issues. The Company has not yet evaluated the full impact of the Year 2000 issue if third party vendors and/or customers do not resolve this issue on a timely basis. Furthermore, a contingency plan has not been completed as of this time, and will be developed after the Company, through its Year 2000 project, identifies the software applications requiring remediation.

     RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED MAY 31, 1998 WITH 1997

     The Company's consolidated net earnings of approximately $57,300,000 for the year ended May 31, 1998 represents a $4,700,000 (9%) increase from 1997. This increase is primarily attributable to improved gross margins in 1998 compared to 1997.

     Consolidated net sales of $5,507,000,000 in 1998 decreased $1,518,000,000 (22%). This decrease was due primarily to reduced grain prices in 1998, when the weighted average of all commodities sold declined 85 cents a bushel compared to 1997. These lower grain prices were reflected as well in the prices of the processed grain products produced and sold by the Company. In addition, grain volume declined approximately 135 million bushels in 1998.

     Patronage dividends received of $15,500,000 remained at about the same level as a year ago.

     Other revenue of $84,500,000 in 1998 increased $15,900,000 (23%). Factors contributing to this change was the expansion of various country elevator services in 1998, and losses recognized on certain properties in 1997 in the amount of approximately $4,000,000.

     Cost of goods sold of $5,464,000,000 decreased $1,504,000,000 (22%) in 1998 compared to 1997. This decrease is primarily attributable to lower grain prices in 1998, when the weighted average cost of all commodities was $3.97 per bushel, compared to $4.84 per bushel in 1997. These comparably low grain prices also had the effect of reducing volume sold to the Company, which declined approximately 135 million bushels in 1998 compared to 1997.

     Marketing and administrative costs of $62,300,000 in 1998 declined approximately $1,000,000 (2%) compared to the prior year. This decrease is primarily related to the transfer of the Consumer Products Packaging Division to a nonconsolidated joint venture at the end of the first quarter of fiscal 1997, partially offset by increased costs in the Company's growth areas, specifically country elevator operations and wheat milling.

     Interest expense of $17,400,000 in 1998 decreased approximately $2,000,000 (10%) compared to 1997. This decrease is substantially attributable to the reduced price and volume of grain described in the discussion on cost of goods sold, which produced lower average inventory and receivable balances.

     Income tax expense of $6,400,000 and $6,200,000 for 1998 and 1997, respectively, results in effective tax rates of 10.1% and 10.5%.

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

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS

     Operating activities of the Company provided net cash of $103,700,000 and $271,600,000 for the years ended May 31, 1998 and 1997, respectively, and used net cash of $105,700,000 for that same period ended in 1996. Net cash provided and used by operations is primarily attributable to changes in working capital requirements with such balances decreasing $48,500,000 in 1998 and $216,600,000 in 1997, thereby contributing cash, and increasing $154,200,000 in 1996, thereby using cash.


     CASH FLOWS FROM INVESTING

     For the years ended May 31, 1998, 1997, and 1996, the net cash flows used in the Company's investing activities totaled $29,300,000, $19,800,000 and $37,600,000, respectively. The acquisition of property, plant and equipment comprised the primary use of cash in each of the three years, totaling $52,300,000, $42,400,000 and $40,500,000, in 1998, 1997 and 1996, respectively.
Capital expenditures for fiscal year 1999, including those for the former Cenex divisions, are expected to be approximately $185,000,000.

     During the year ended May 31, 1998, the Company expended $2,500,000 for convertible preferred stock of Sparta Foods, Inc., a tortilla manufacturing firm based in the Minneapolis-St. Paul area. This investment represents an 18% ownership interest in the company.

     These uses of cash were partially offset by proceeds from the disposition of property, plant and equipment totaling $12,800,000, $1,800,000 and $3,700,000 in 1998, 1997 and 1996, respectively. $10,300,000 of the 1998 total represents proceeds from the sale and leaseback of certain manufacturing equipment with the Oilseed Processing and Refining Defined Business Unit.

     Also partially offsetting cash usage were proceeds received from joint ventures and investments held in other cooperatives totaling $14,900,000, $20,600,000 and $1,800,000 in 1998, 1997 and 1996, respectively.

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

     CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. On May 31, 1998 the Company had short-term lines of credit totaling $525,000,000, all of which was committed, and $37,000,000 outstanding.

     For the years ended May 31, 1998 and 1997, the Company decreased its outstanding seasonal borrowings by $61,000,000 and $226,000,00, respectively, while for the year ended May 31, 1996, the outstanding seasonal borrowing balance increased $124,000,000. This short-term borrowing activity follows the working capital requirements created by grain volumes and prices as discussed in the "Cash flows from Operations" section of this analysis.

     In response to anticipated borrowing requirements after the merger with Cenex, the Company entered into a new short-term loan agreement with the banks for cooperatives and the commercial banks whereby the Company was extended a 364-day revolving credit facility of $400,000,000 and a five-year revolving facility totaling $200,000,000, all of which is committed.

     The Company has in the past financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives. Total indebtedness of those agreements on May 31, 1998 and 1997 was approximately $136,000,000 and $125,000,000, respectively. The Company also had long-term debt in the form of capital leases, industrial development revenue bonds and miscellaneous notes payable totaling $4,600,000 and $9,500,000 in 1998 and 1997, respectively.

     The Company borrowed on a long-term basis $25,000,000, $18,800,000 and $58,000,000, and repaid long-term debt in the amounts of $19,400,000, $17,400,000 and $11,300,000 in 1998, 1997 and 1996 respectively.

     In June 1998, the Company established a new long-term loan agreement through the banks for cooperatives whereby the term loan balance outstanding on May 31, 1998 was paid to the banks, and partially refinanced through the new agreement. The new long-term loan agreement commits $200,000,000 of long-term borrowing capacity to the Company, with repayments through the year 2009. The outstanding balance on this facility after the refinancing was $134,000,000 with $66,000,000 remaining available.

     Also in June 1998, as part of the refinancing program for the merged operations, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225,000,000, with final payment due in the year 2013.

     The Company anticipates further short-term financing needs to fund increases in the volume of grain handled and further long-term needs to fund acquisitions of facilities and for the expansion and development of existing businesses. Management believes such needs can be financed with a combination of debt and equity.

     In accordance with the bylaws and action of the Board of Directors, annual net earnings from patronage sources were distributed to consenting patrons following the close of each fiscal year and were based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. The cash portion of this distribution, deemed by the Board of Directors to be 30% of such earnings for fiscal years 1997, 1996 and 1995 distributed in 1998, 1997 and 1996, respectively, totaled $13,400,000, $13,200,000 and $11,000,000.

     Cash patronage for fiscal year 1998, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage earnings, to be distributed in fiscal year 1999, is expected to be approximately $15,300,000 and is classified as a current liability on the May 31, 1998 balance sheet.

     For years ended May 31, 1998, 1997 and 1996, the Company redeemed in cash patronage certificates held by patrons who were 72 years of age and those held by estates of deceased patrons, in accordance with authorization from the Board of Directors, in the amounts of $10,100,000, $8,200,000 and $6,600,000, respectively.

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date will continue to be eligible for patronage certificate redemption at age 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to fiscal year 1998, to be distributed in fiscal year 1999, are expected to be approximately $13,300,000 and are classified as a current liability on the May 31, 1998 balance sheet.

     During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units in its Wheat Milling and Oilseed Processing and Refining Defined Business Units. These Equity Participation Units give the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective Defined Business Units. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons' equities for the payment of up to one-sixth the purchase price of the Equity Participation Units.

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


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     In May, 1998 the Company announced that it had entered into discussions with Ag Processing, Inc., an oilseed processing and grain marketing cooperative headquartered in Omaha, Nebraska for the purposes of exploring the potential for an oilseed processing and refining joint venture of all or some of the respective companies' oilseed processing and refining facilities. There is no assurance that any form of joint venture will take place.

     RESULTS OF OPERATIONS

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales, except processing margins.


                                                              YEARS ENDED MAY 31,
                                         --------------------------------------------------------------
                                            1998         1997         1996         1995         1994
                                         ----------   ----------   ----------   ----------   ----------
Gross margin percentage ..............       7.58%        7.76%        7.33%        8.25%        6.91%
Marketing and administrative .........       1.15%         .98%        1.14%        1.29%        1.32%
Interest .............................        .09%         .07%        0.04%          --         0.05%
Processing margins
 Crushing/bu .........................    $ .57        $ .59        $ .60        $ .59        $ .50
 Refining/lb .........................    $ .0173      $ .0173      $ .0154      $ .0149      $ .0132

     Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Defined Business Unit's performance than gross margin percentages.


     COMPARISON OF YEAR ENDED MAY 31, 1998 WITH 1997

     The Oilseed Processing and Refining Defined Business Unit's net earnings of $25,900,000 for the year ended May 31, 1998 represents a $1,600,000 decrease (6%) compared to the same period in 1997. This decrease is primarily attributable to reduced gross margins for soymeal and lower demand for refined soyoil, which reduced the Defined Business Units sales volume for refined oil. Net gains on the disposal of fixed assets of about $650,000 partially offset the decline in gross margins.

     Net sales of $410,400,000 for the year ended May 31, 1998 decreased by $31,300,000 (7%) compared to the same period in 1997. A reduced average sales price for processed soybean products of $201.93 per ton in 1998 compared to $241.59 per ton in 1997 was the primary contributor to the reduction in sales dollars.

     Other revenues of $1,700,000 for the year ended May 31, 1998 compared to 1997, increased $3,400,000. During the year ended May 31, 1997 the Defined Business Unit recognized a loss of $2,000,000 on equipment to be replaced by plant expansion and recognized a loss of $250,000 on an investment. During the current year, the Defined Business Unit recognized gains on fixed asset disposals of approximately $650,000.

     Cost of goods sold for the year ended May 31, 1998 of $379,300,000 decreased $26,500,000 (7%) compared to the year ended May 31, 1997. This reduction in cost is primarily attributable to a decline in the average price of soybeans during the year ended May 31, 1998, from $7.50 a bushel in 1997 to $6.80 during the current year, and to a reduction in refined oil volume, from 968 million pounds in 1997 to 953 million pounds in 1998.

     Interest expense for the year ended May 31, 1998 was $380,000, compared with $322,000 a year ago.

     Income tax expense of $1,825,000 and $2,100,000 for the years ended May 31, 1998 and 1997 respectively, results in effective tax rates of 6.6% and 7.1%.

     COMPARISON OF YEAR ENDED MAY 31, 1997 WITH 1996

     The Oilseed Processing and Refining Defined Business Unit's net earnings of $27,500,000 for the year ended May 31, 1997 represents a $4,500,000 decrease (20%) compared to the same period in 1996. This increase is primarily attributable to improved gross margins for oil products due to increased demand.

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

     Income tax expense of $2,100,000 and $1,600,000 for the years ended 1997 and 1996, respectively, results in effective tax rates of 7.1% and 6.5%. This increase in the effective tax rate is the result of a higher percentage of nonpatronage income for the Defined Business Unit in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS

     Operating activities for the years ended May 31, 1998, 1997 and 1996 provided cash of $27,200,000, $23,600,000, and $14,400,000, respectively. Net earnings of $25,900,000, $27,500,000 and $23,000,000 in 1998, 1997 and 1996, and
noncash revenues and expenses of $1,400,000, $3,800,000, and $1,600,000 during each of those years, were partially offset by increased working requirements of $100,000, $7,800,000, and $10,200,000, respectively.

     CASH FLOWS USED FOR INVESTING

     Net cash flows used in the Oilseed Processing and Refining Defined Business Unit's investing activities for the years ended May 31, 1998, 1997 and 1996 were $3,200,000, $12,100,000, and $6,000,000, respectively.

     During the year ended on May 31, 1998, the Defined Business Unit expended $14,000,000 for the acquisition of property, plant and equipment and received $10,700,000 for the sale of such assets. $10,300,000 of these proceeds were part of a transaction whereby the Defined Business Unit entered into a sale and operating leaseback arrangement of certain equipment purchased and installed during fiscal 1998 and 1997.

     All net cash used for investing activities during the years ended May 31, 1997 and 1996 were for the acquisition of property, plant and equipment.

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

     With respect to current year earnings, the total income from the Defined Business Unit will be withdrawn by the Company from the Defined Business Unit except to the extent that patronage dividends are not paid in cash and are retained in the Business Unit as equity. Such dividends retained as equity from Equity Participation Unit share of earnings total $153,816 and will be matched with equity on behalf of the Company's open membership in proportion to non-Equity Participation Unit bushel milled totalling $4,518,782.

     In July 1998 the Company announced its site selection for the construction of a new soybean processing and refining plant in southwestern Minnesota. The facility, to be constructed in the city of Fairmont, Minnesota, is expected to cost between $60 million and $90 million. The precise configuration and size of the crushing plant and oil refinery has yet to be determined.

     Debt outstanding and payable to the Company as of May 31, 1998 and 1997 was $22,900,000 and $25,600,000, respectively. These interest bearing balances reflect working capital and fixed asset financing requirements at the end of the respective years.


                      WHEAT MILLING DEFINED BUSINESS UNIT

     Mr. Garry A. Pistoria, the current group vice president responsible for the operations of the Wheat Milling Defined Business Unit, has announced his intention to retire as of December 31, 1998. Mr. James Tibbetts, currently group vice president responsible for the Oilseed Processing and Refining Defined Business Unit, will assume responsibility for the Wheat Milling Defined Business Unit as part of his current responsibilities for the newly created Foods Group.

     RESULTS OF OPERATIONS

     Certain operating information pertaining to the Defined Business Unit is set forth below, as a percentage of sales, except for margins/cwt.


                                                              YEARS ENDED MAY 31,
                                         --------------------------------------------------------------
                                            1998         1997         1996         1995         1994
                                         ----------   ----------   ----------   ----------   ----------
Gross margin percentage ..............       7.63%        8.80%        6.94%        5.88%        6.28%
Marketing and administrative .........       3.93%        3.39%        2.58%        3.20%        2.33%
Interest .............................       1.52%        2.63%        2.57%        1.90%        1.80%
Margins/cwt ..........................     $ 1.06       $ 1.27       $ 1.12       $  .81       $  .80

     Because of the volatility of commodity prices, the Company believes that margins per hundred weight (manufacturing margins) are a better measure of the Defined Business Unit's performance than gross margin percentages.


     COMPARISON OF YEAR ENDED MAY 31, 1998 WITH 1997

     The Defined Business Unit's net earnings of $5,600,000 for the year ended May 31, 1998 increased $2,400,000 (75%) compared to the same period in 1997. For the year ended May 31, 1997, the Defined Business Unit recognized a $2,000,000 loss on the impairment of fixed asset value at its Rush City, Minnesota mill. This 1997 loss represents the primary difference in net earnings between the two fiscal years.

     Net sales for the year ended May 31, 1998 of $205,300,000 increased $6,200,000 (3%) compared to the same period ended in 1997. Increased sales volumes during the current twelve-month period contributed $19,400,000 to sales, while lower average sales prices during this same period reduced sales revenue by approximately $13,200,000. The increased sales volume was generated through expanded Kenosha operations, the commencement of operations at the Houston, Texas mill during fiscal 1998, partially offset by reduced production at the Rush City, Minnesota mill.

     The Defined Business Unit recognized other income during the year ended May 31, 1998 of $1,820,000. $1,450,000 of this amount represents warranty proceeds for milling equipment. Interest income of approximately $370,000 was generated during the year ended May 31, 1998 on the Defined Business Unit's working capital account with Harvest States. This interest income is primarily the result of additional capital of $38,800,000 contributed by Harvest States on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania. Construction at Mt. Pocono commenced in early September 1997, and as disbursements have made for that purpose, interest-generating funds have been depleted.

     Cost of goods sold of $189,600,000 for the year ended May 31, 1998, increased $8,000,000 (4%) compared to the same period ended in 1997. The raw material component of cost of goods sold increased approximately $5,700,000 in 1998. The Defined Business Unit milled approximately 31.4 million bushels during the year ended May 31, 1998, an increase of approximately 3.2 million bushels over the prior year. The cost of this additional volume was partially offset by a decline of 42 cent a bushel in the average cost of raw material. The mill expense component of cost of goods sold increased approximately $2,3000,000 during the year ended May 31, 1998 compared to the prior year. This increase is primarily attributable to the commencement of operations in June at the mill in Houston, Texas, partially offset by reduced variable costs at the Rush City, Minnesota mill. As a start-up operation during fiscal 1998, the Houston mill ran at approximately 50% of capacity, which generated inadequate revenue to cover costs for that location. The Rush City mill, which was closed throughout the month of June and early July of calendar year 1997, operated at approximately two-thirds of its 1997 fiscal year production level.

     Marketing and administrative expenses were $8,100,000 during the year ended May 31, 1998, an increase of $1,400,000 (21%) from 1997. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt.
Pocono mill.

     The Defined Business Unit incurred interest expense of $3,100,000 and $5,200,000 during the years ended May 31, 1998 and 1997, respectively. This decrease of approximately $2,100,000 (40%) during the current twelve-month period is primarily the result of the additional capital contributed by Harvest States on June 1, 1997, which decreased short-term borrowing.

     Other expenses were $162,283 and $2,000,000 for the years ended May 31, 1998 and 1997, respectively. During the current year, the Defined Business Unit recognized a loss on certain equipment; during 1997 the company assessed the carry value of the Rush City mill relative to expected cash flows and recognized a loss due to impairment value.

     Income tax expenses of $475,000 and $300,000 for the years ended May 31, 1998 and 1997, respectively, result in effective tax rates of 7.7% and 8.5%.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material cost and levels.

     In September 1997, the Defined Business Unit began construction of a mill at Mount Pocono, Pennsylvania. As committed in the registration statement for the original equity participation unit offering, this mill is to be financed with equity from the Company. Anticipated final cost is $41,350,000, of which approximately $15,000,000 was expended through May 31, 1998. Projected completion is for the spring of 1999.

     The Cenex Harvest States Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized between $1,350,000 and $1,755,000 for the cost of the land, depending upon whether an access road is built. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. Anticipated cost for this mill is approximately $35,000,000, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives.

     CASH FLOWS FROM OPERATIONS

     Operating activities provided net cash of approximately $1,500,000 for the year ended May 31, 1998. Net earnings of approximately $5,600,000 and noncash costs and expenses of approximately $4,900,000 were partially offset by increased working capital requirements of approximately $9,000,000 for the current year.

     For the year ended May 31, 1997, net earnings of approximately $3,200,000, noncash costs and expenses of $6,100,000, and decreased working capital requirements of approximately $10,2000,000 all contributed to net cash provided by operating activities totaling approximately $19,600,000.

     Increased working capital requirements of about $22,400,000 were partially offset by net earnings of $2,900,000 and noncash expenses of $3,300,000 to use net cash of approximately $16,200,000 in operating activities for the year ended May 31, 1996.

     CASH FLOWS USED FOR INVESTING

     Net cash flows used in the Defined Business Unit's investing activities for the years ended 1998, 1997 and 1996 were approximately $20,300,000, $15,000,000 and $18,600,000, respectively. All of these amounts were for the acquisition of property, plant and equipment except for approximately $500,000 in 1996 which was related to the elimination of a minority interest effective June 1, 1994.

     Capital expenditures for the fifteen months ended September 1999 are expected to be approximately $32,000,000, which includes $26,000,000 for the completion of the Mount Pocono mill.

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

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and the availability of funds.

     Short-term debt outstanding and payable to the Company as of May 31, 1998 and 1997 was $16,800,000 and $22,400,000, respectively. These interest-bearing balances reflect working capital and fixed asset financing requirements of the respective years.

     On May 31, 1998 and 1997, the Defined Business Unit's long-term debt was $51,200,000 and $61,200,000, respectively. This debt, net of subsequent repayments, was incurred for the acquisition, expansion and construction of certain mills within the Defined Business Unit since 1990.

     On June 1, 1997, the Company contributed $38,800,000 in equity to the Defined Business Unit for the purpose of constructing the Mount Pocono mill.

     With respect to current year earnings, the total income from the Defined Business Unit will be withdrawn by the Company from the Defined Business Unit except to the extent that patronage dividends are not paid in cash and are retained in the Business Unit as equity. Such dividends retained as equity from Equity Participation Unit share of earnings total $208,219 and will be matched with equity on behalf of the Company's open membership in proportion to non-Equity Participation Unit bushel milled totaling $1,152,690.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in 14(a)(1) follow the signatures. Registrant is not required to provide the supplementary financial information required by Item 302.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As a result of the merger with Cenex, the Company changed accountants on June 1, 1998. A complete discussion is incorporated by reference to Form 8-K dated June 10, 1998.


                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The table below lists the directors of the Company as of May 31, 1998, consisting of four members from District One (comprised of the states of Minnesota, Illinois, Iowa and Wisconsin), four members from District Two (comprised of the state of North Dakota), two members from District Three (comprised of the states of South Dakota, Kansas and Nebraska), two members from District Four (comprised of the states of Montana and Wyoming) and two members from District Five (comprised of the states of Washington, Oregon, Utah and Idaho). (In addition to the states referenced above, the Board of Directors has temporarily assigned the State of Missouri to District One, the States of Texas and Oklahoma to District Three, and the State of Colorado to District Four.) Each director had to be an agricultural producer and an active patron of the Company (either directly or through an Affiliated Association) for a period of five years at the time of the director's election, had to be less than 68 years of age at the time of election and could not be an employee of the Company or of an Affiliated Association. Each director had been an agriculture producer for the past five years.

                                                     DIRECTOR
           NAME AND ADDRESS                  AGE     DISTRICT     SINCE
           ------------------------------   -----   ----------   ------

           Steven Burnet                     57         5         1983
           94699 Monkland Lane
           Moro, OR 97039-9705

           Steve Carney                      47         4         1988
           P.O. Box 1122
           Scobey, MT 59263-1122

           Edward Ellison                    62         1         1978
           401 Hamburg Ave.,
           P.O. Box 8
           Herman, MN 56248-0008

           Sheldon Haaland                   59         1         1984
           RR 2, Box 55
           Hanley Falls, MN 56245-9731

           Jerry Hasnedl                     51         1         1995
           RR 1, Box 39
           St. Hilaire, MN 56754

           Edward Hereford                   59         5         1983
           1902 Cashup Flat Road
           Thornton, WA 99176-9710

           Gerald Kuster                     63         2         1979
           780 First Ave. N.E.
           Reynolds, ND 58275-9742

           Leonard Larsen                    62         2         1993
           5128 - 11th Ave. N.
           Granville, ND 58741-9595

           Tyrone Moos                       60         3         1991
           HCR 1, Box 1
           Philip, SD 57567-9601

           Duane Risan                       62         2         1989
           7452 - 37th Street N.W.
           Parshall, ND 58770-9403

           Duane Stenzel                     52         1         1993
           RR 2, Box 173
           Wells, MN 56097

           Russell Twedt                     48         4         1993
           P.O. Box 296
           Rudyard, MT 59540-0296

           Merlin Van Walleghen              62         3         1993
           24106 - 408th Avenue
           Letcher, SD 57359-6021

           William Zarak                     63         2         1983
           3711 124th Ave. S.W.
           South Heart, ND 58655-9767

     STEVEN BURNET. Mr. Burnet has been a director since 1983. He grows dryland wheat and barley and supports a cow/calf and yearling operation. Mr. Burnet is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. He also serves as a director on the Agricultural Co-op Council of Oregon.

     STEVE CARNEY. Mr. Carney has been a director since 1988 and served as Secretary Treasurer through May 31, 1998. Mr. Carney operates a spring wheat and durum farm with his wife and brother. He is a former president of Farmers Union Grain Company (Peerless) and Farmers Union Grain Terminal of Daniels County. He is also a member of several local cooperatives.

     EDWARD ELLISON. Mr. Ellison has been a director since 1978. Together with his sons, he raises wheat, soybeans and corn on his Grant County, Minnesota farm. Mr. Ellison is on the board of the Minnesota Association for Cooperatives and an alternate to the Agricultural Cooperative Development International
(ACDI) board of directors. He also serves as a member of the Farmland Insurance and the Ag Utilization Research Institute (AURI) boards of directors.

     SHELDON HAALAND. Mr. Haaland has been a director since 1984 and served as Assistant Secretary and Treasurer through May 31, 1998. He and his family farm 550 acres of corn, soybeans and wheat. Mr. Haaland is a member of several cooperatives and has previously served on the boards of Cottonwood Co-op Oil Company and Western Transport Co-op and as an advisory board member of the Southwest State University Co-op Program.

     JERRY HASNEDL. Mr. Hasnedl has been a director since 1995. He farms wheat, barley, sunflowers, corn, alfalfa and registered seed for MCIA. Mr. Hasnedl is a member of several cooperatives as well as the Minnesota Crop Improvement Association and Minnesota Farmers Union. He also is a farmer/dealer for Northrup King Seeds.

     EDWARD HEREFORD. Mr. Hereford has been a director since 1983 and served as Second Vice Chairman through May 31, 1998. He and his two sons produce wheat, barley, peas and lentils on his dryland farm. Mr. Hereford is a director of the Idaho Co-op Council, a board member of the ACDI and a member of the Thornton Grange, the Washington Association of Wheat Growers and the Washington Association of Peas and Lentils Growers.

     GERALD KUSTER. Mr. Kuster has been a director since 1979 and served as Chairman of the Board through May 31, 1998. He and his sons operate a 3,000-acre farm. Mr. Kuster is President of Agri City Cooperative Services in Grand Forks, North Dakota, and Central Valley Bean Cooperative in Buxton, North Dakota. He also serves as president of Reynolds United Cooperative.

     LEONARD LARSEN. Mr. Larsen has been a director since 1993. He farms a 1,440-acre grain and sunflower operation and is vice president of the Granville area Development Corp. Mr. Larsen is also a member of Dakota Growers Pasta Company.

     TYRONE MOOS. Mr. Moos has been a director since 1991 and served as Second Vice Chairman through May 31, 1998. He and his wife, together with their son and son-in-law, operate a combination farm and ranch raising winter wheat, barley and millet as well as managing cow-calf and hog finishing operations. Mr. Moos is a former member of the local co-op elevator board.

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

     MERLIN VAN WALLEGHEN. Mr. Van Walleghen has been a director since 1993 and served as First Vice Chairman through May 31, 1998. He and his son raise corn and soybeans and operate a livestock finishing operation. He is a past Board president of the Mitchell Farmers Cooperative Elevator Association and past member of Mitchell Technical Institutes Agricultural Advisory Board. He is also Chairman of the Sanborn County Development Board.

     WILLIAM ZARAK. Mr. Zarak has been a director since 1983. He owns and operates a 2,000-acre farm with his wife and two sons where they raise small grains, corn, beef cows and hogs and also backgrounds calves. Mr. Zarak is also a member of Dakota Growers Pasta Company.

     In order to preserve continuity in governance and achieve an efficient board size, representatives of Cenex and the Company have adopted the following governance plan as part of the business combination. Cenex Harvest States will initially be governed by a 27 member Board of Directors consisting of the 14 incumbent directors of the Company and the 13 incumbent directors of Cenex, whose terms will be extended to accomplish the Plan to downsize and stagger terms described below. Until the 1999 Annual Meeting, the duties of the Chairman of the Board of Cenex Harvest States will be handled by an Office of the Chair, held by Elroy Webster and Gerald Kuster. This transition Board will serve until the annual meeting for the fiscal year ended August 31, 1999, which is expected to be held in December 1999. After the 1999 annual meeting, the combined company will be governed by a Board of Directors consisting of 17 directors, to be elected from the following regions:

          REGION (STATES)                             NUMBER OF DIRECTORS
          -----------------------------------------   --------------------
          Region 1 (MN)                               5 directors
          Region 2 (MT, WY)                           1 director
          Region 3 (ND)                               3 directors
          Region 4 (SD)                               2 directors
          Region 5 (WI, MI, IL)                       2 directors
          Region 6 (AK, AZ, CA, ID, OR, WA, UT)       2 directors
          Region 7 (IA, MO)                           1 director
          Region 8 (CO, NE, KS, OK, TX)               1 director

     At the 1999 annual meeting, the Board will downsize from 27 to 17. Downsizing will be accomplished through "runoff elections" of incumbent directors, if necessary. Immediately following such downsizing, neither Cenex or the Company may have more than 10 carryover directors on the Board. The Board is also obligated to establish staggered terms so that not less than six elections will occur at the 1999 annual meeting. Approximately 1/3 of the directors will be elected at each annual meeting of members thereafter. The incumbent directors facing each other in the runoff elections and the staggered terms will be established in a fair and equitable manner prior to the 1999 elections.

     In all director elections, individuals must meet the following criteria to be eligible as a director candidate: (1) the candidate must be less than the age of 68, (2) the candidate must be a direct member or a member of an affiliate member, (3) the candidate must reside in the region from which he or she is to be elected, (4) the candidate must be an active farmer or rancher whose primary occupation is that of farming or ranching, and (5) the candidate must have at least one full term's experience as a director of a Cooperative Association Member. These qualifications will be reviewed by the Board of Directors of the combined company prior to the 1999 annual meeting of members.


DIRECTORS' COMPENSATION

     The Board of Directors met monthly. Through May 31, 1998 the Company provided its directors with annual compensation of $24,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $6,000, paid in twelve monthly payments, a per diem payment of $122.50 plus travel allowance for days away from home while attending Board Meetings, a per diem of $250 plus actual expenses and travel allowance for each day spent on other Company business, life insurance, and an annuity plan providing for benefits to become payable monthly when a director reaches age 62.


COMMITTEES OF THE BOARD OF DIRECTORS

     As of May 31, 1998 the Board of Directors did not have any standing committees. The Board appointed ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determined the salary and incentive compensation of the Chief Executive Officer and reviewed the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As noted above, the Company's Board of Directors did not have a Compensation Committee. The entire Board of Directors determined the compensation of the Chief Executive Officer and the terms of the employment agreement with the Chief Executive Officer. The Chief Executive Officer determined the compensation for all other executive officers.

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

EXECUTIVE OFFICERS

     The table below lists the executive officers of the Company as of May 31, 1998, none of whom holds any equity in the Company. Officers are elected annually by the Board of Directors.



   NAME                      AGE                             POSITION
   ----------------------   -----   ---------------------------------------------------------
   John D. Johnson           50     President and Chief Executive Officer
   T. F. Baker               56     Group Vice President -- Finance
   Michael H. Bergeland      53     Group Vice President -- Grain & Agri Services
   Garry A. Pistoria         57     Group Vice President -- Wheat Milling
   James Tibbetts            49     Group Vice President -- Oilseed Processing and Packaging

     JOHN D. JOHNSON. Mr. Johnson was appointed President and Chief Executive Officer on January 1, 1995. Prior to his appointment to that position he held positions as Group Vice President of Farm Marketing & Supply, GTA Feeds Division General Manager, Director of Sales and Marketing for the GTA Feeds Division, Regional Sales Manager for GTA Feeds Division, and Feed Consultant GTA Feeds Division. He has 21 years total experience with the Company. He currently serves on the Board of Directors of the National Council of Farmer Cooperatives (NCFC), Sparta Foods, Inc. and A. C. Toepfer Intrade Grain Companies, and is Chairman of the NCFC Agriculture, Trade and Credit Committee. Mr. Johnson also serves on the Management Committee for Ventura Foods, LLC. Mr. Johnson graduated in 1970 from Black Hills State University at Spearfish, South Dakota, with a degree in Business Administration and Economics.

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

     As of June 1, 1998, Noel Estenson, who was the President and Chief Executive Officer of Cenex, became the Chief Executive Officer of Cenex Harvest States to serve through no later than December 31, 2000. John D. Johnson, who was the President and Chief Executive Officer of the Company, will become the President and General Manager of Cenex Harvest States, reporting to the Chief Executive Officer. Mr. Johnson will assume the position of Chief Executive Officer of Cenex Harvest States upon Mr. Estenson's retirement.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose total salary and bonus or similar incentive payment earned during the year ended May 31, 1998, exceeded $100,000 (the "Named Executive Officers") (The titles of these officers have changed since the merger on June 1, 1998):

                          SUMMARY COMPENSATION TABLE


                                             ANNUAL COMPENSATION
                                           ------------------------
                             YEAR ENDED                                  OTHER ANNUAL         ALL OTHER
                               MAY 31,      SALARY(1)     BONUS(1)     COMPENSATION(2)     COMPENSATION(3)
                            ------------   -----------   ----------   -----------------   ----------------
John D. Johnson                1998         $550,000      350,000          $ 6,699             $11,600
 President and Chief
 Executive Officer

Thomas F. Baker                1998          244,200      147,000           10,271              13,735
 Group Vice President --
 Finance

Michael H. Bergeland           1998          233,100      140,000            6,099              10,352
 Group Vice President --
 Grain and Agri-Services

Garry A. Pistoria              1998          190,200      114,000            1,473              11,341
 Group Vice President --
 Wheat Milling

James Tibbetts                 1998          180,000      108,000            2,489               5,266
 Group Vice President --
 Oilseed Processing
 and Refining Division
------------------

(1) Amounts shown include amounts deferred at the employee's election under the Company's Deferred Compensation Program and amounts waived for share options.
(2) Amounts shown include personal use of a Company vehicle.
(3) Other compensation includes the Company's matching contributions under the Company's 401(K) Plan and the portion of group term life insurance premiums paid by the Company.

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

     THE FOLLOWING SUMMARIZES CERTAIN BENEFITS IN EFFECT AS OF 5/31/98 TO THE NAMED EXECUTIVE OFFICERS. DUE TO THE MERGER WITH CENEX, IT IS EXPECTED THAT THERE WILL BE CHANGES TO THESE BENEFIT PLANS, WITH MOST CHANGES OCCURRING ON JANUARY 1, 1999.

MANAGEMENT COMPENSATION INCENTIVE PROGRAM

     Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending May 31, 1998. The Incentive Program is based on Company and group or division performance. The criteria for measurement consists of Economic Value Added
(EVA), earnings and Member Value Index; a subjective evaluation of value provided to members and customers. These amounts were paid after May 31, 1998. The maximum incentive is 60% of base compensation.

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

     Effective January 1, 1998, Pay Credits are earned according to the following schedule:

        YEARS OF BENEFIT SERVICE:      PAY CREDIT EQUALS:
        ----------------------------   -------------------
        1 to 7 years ...............   4% of total salary
        8 to 11 years ..............   5% of total salary
        12 years and more ..........   6% of total salary

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

             TOTAL OF AGE AND BENEFIT
             SERVICE ON JANUARY 1, 1988:   SPECIAL CAREER CREDITS:
             ---------------------------   -----------------------
             50 to 54 ..................     1% of total salary
             55 to 59 ..................     2% of total salary
             60 to 64 ..................     3% of total salary
             65 to 69 ..................     4% of total salary
             70 or more ................     5% of total salary

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

     As of December 31, 1997, the dollar value of the account of each of the Named Executive Officers was:

             John D. Johnson .....................    $193,012
             Thomas F. Baker .....................     238,952
             Michael H. Bergeland ................     415,030
             Garry A. Pistoria ...................     483,650
             James Tibbetts ......................       7,983

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

     In October 1997, the Company adopted a share option plan, which allows executive officers to waive bonuses and up to a certain percent of salary in exchange for options to purchase at a discount, shares of mutual funds. The Company has filed a Form S-8, dated December 12, 1997 on this program, incorporated herewith by reference.

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

DEFERRED COMPENSATION SUPPLEMENTAL RETIREMENT PLAN

     Each of the Named Executive Officers may participate in the Harvest Sates Cooperatives Deferred Compensation Supplemental Retirement Plan (the "Supplemental Plan"). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation deferred under the Deferred Compensation Plan or waived under the Share Option Plan, is not eligible for Pay Credits or Special Career Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") which cannot be considered for purposes of benefits due to
Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code. As of December 31, 1997, the dollar value of the account of each of the Named Executive Officers will be approximately:

               John D. Johnson .......................   $ 196,642
               Thomas F. Baker .......................     105,867
               Michael H. Bergeland ..................     618,274
               Garry A. Pistoria .....................   1,345,932
               James Tibbetts ........................      14,202

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Beneficial ownership of equity securities as of May 31, 1998, is shown below:


                                                                AMOUNT AND
                                                                NATURE OF
                                                                BENEFICIAL
TITLE OF CLASS               NAME OF BENEFICIAL OWNER(1)        OWNERSHIP       % OF CLASS
-----------------------   --------------------------------   ---------------   -----------
Wheat Milling Equity
 Participation Units:     Directors:
                          Steven Burnet ..................    30,000 units            *
                          Steve Carney ...................    27,000 units            *
                          Edward Ellison .................     6,000 units            *
                          Sheldon Haaland ................         --
                          Jerry Hasnedl ..................    10,000 units            *
                          Edward Hereford ................         --
                          Gerald Kuster ..................    22,000 units            *
                          Leonard Larsen .................     9,000 units            *
                          Tyrone Moos ....................     3,000 units            *
                          Duane Risan ....................    24,000 units            *
                          Duane Stenzel ..................         --
                          Russell Twedt ..................     5,000 units            *
                          Merlin Van Walleghen ...........         --
                          William Zarak ..................     6,000 units            *

                          John D. Johnson ................         --
                          Thomas F. Baker ................         --
                          Michael H. Bergeland ...........         --
                          Garry A. Pistoria ..............         --
                          James Tibbetts .................         --
                                                             ---------------       ----
                          Directors and executive officers
                           as a group ....................   142,000 units         2.97%
                                                             ===============       ====


                                                               AMOUNT AND
                                                                NATURE OF
                                                               BENEFICIAL
TITLE OF CLASS               NAME OF BENEFICIAL OWNER(1)        OWNERSHIP      % OF CLASS
-----------------------   --------------------------------   --------------   -----------
Oilseed Processing
 and Refining Equity
 Participation Units:     Directors:
                          Steven Burnet ..................        --
                          Steve Carney ...................        --
                          Edward Ellison .................   12,000 units         1.12%
                          Sheldon Haaland ................    1,500 units            *
                          Jerry Hasnedl ..................    1,500 units            *
                          Edward Hereford ................        --
                          Gerald Kuster ..................    5,000 units            *
                          Leonard Larsen .................        --
                          Tyrone Moos ....................        --
                          Duane Risan ....................        --
                          Duane Stenzel ..................    2,500 units            *
                          Russell Twedt ..................        --
                          Merlin Van Walleghen ...........    6,000 units            *
                          William Zarak ..................        --

                          John D. Johnson ................        --
                          Thomas F. Baker ................        --
                          Michael H. Bergeland ...........        --
                          Garry A. Pistoria ..............        --
                          James Tibbetts .................        --
                                                             --------------       ----
                          Directors and executive officers
                           as a group ....................   28,500 units         2.65%
                                                             ==============       ====
------------------

(1) Includes units held by spouse.
 * Less than 1%.

     No director listed above has the right or option to acquire beneficial ownership in additional securities other than by purchase on the open market from current holders of such securities. Executive officers, as non-producers, are ineligible to hold these securities.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Because directors must be active patrons of the Company or an Affiliated Association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company. During each of the three years ended May 31, 1998, 1997 and 1996 the value of those transactions between a particular director (and members of such directors' immediate family, which includes such director's spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company that exceeded $60,000 are shown below.


                                                 YEAR ENDED MAY 31,
                                       --------------------------------------
      NAME                                 1998         1997          1996
      ------------------------------   -----------   ----------   -----------
      William Zarak ................    $102,422      $ 55,644     $303,125
      Russell Twedt ................      54,236       101,031      121,257
      Steve Carney .................     449,564       250,641      746,263
      Tyrone Moos ..................     149,860       172,527
      Jerry Hasnedl ................     341,744       143,369
      Merlin Van Walleghen .........     100,147       148,275
      Edward Ellison ...............      79,060
      Leonard Larsen ...............     122,056

                                   PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K.

                                                                                                   PAGE NO.
                                                                                                  ---------
 I.      HARVEST STATES COOPERATIVES
         Report of Independent Accountants .....................................................     F-1
         Consolidated Balance Sheets as of May 31, 1998 and 1997 ...............................     F-2
         Consolidated Statements of Earnings for the Years Ended May 31, 1998, 1997,
         and 1996 ..............................................................................     F-3
         Consolidated Statements of Capital for the Years Ended May 31, 1998, 1997,
         and 1996 ..............................................................................     F-4
         Consolidated Statements of Cash Flows for the Years Ended May 31, 1998, 1997,
         and 1996 ..............................................................................     F-5
         Notes to Consolidated Financial Statements for the Years Ended May 31, 1998, 1997, and
         1996 ..................................................................................     F-6

 II.     OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         Report of Independent Accountants .....................................................     F-16
         Balance Sheets as of May 31, 1998 and 1997 ............................................     F-17
         Statements of Earnings for the Years Ended May 31, 1998, 1997, and 1996 ...............     F-18
         Statements of Defined Business Unit Equity for the Years Ended May 31, 1998, 1997,
         and 1996 ..............................................................................     F-19
         Statements of Cash Flows for the Years Ended May 31, 1998, 1997, and 1996 .............     F-20
         Notes to Financial Statements for the Years Ended May 31, 1998, 1997, and 1996 ........     F-21

III.     WHEAT MILLING DEFINED BUSINESS UNIT
         Report of Independent Accountants .....................................................     F-27
         Balance Sheets as of May 31, 1998 and 1997 ............................................     F-28
         Statements of Earnings for the Years Ended May 31, 1998, 1997, and 1996 ...............     F-29
         Statements of Defined Business Unit Equity for the Years Ended May 31, 1998, 1997,
         and 1996 ..............................................................................     F-30
         Statements of Cash Flows for the Years Ended May 31, 1998, 1997, and 1996 .............     F-31
         Notes to Financial Statements for the Years Ended May 31, 1998, 1997, and 1996 ........     F-32

(a)(2) FINANCIAL STATEMENT SCHEDULES

   None.


(a)(3) EXHIBITS
   10.17 Operating Agreement of Land O' Lakes/Harvest States, L.L.C. dated May 30, 1998 between Harvest States Cooperatives and Land O' Lakes, Inc.

   24     Power of Attorney.

   27     Financial Data Schedule.


(b) REPORTS ON FORM 8-K
     No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended May 31, 1998.


(c) EXHIBITS
     The exhibits shown in Item 14(a)(3) above are being filed herewith.


(d) SCHEDULES
     None.


SUPPLEMENTAL INFORMATION
     As a cooperative, the Company does not utilize proxy statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 1998.

                                        CENEX HARVEST STATES COOPERATIVES


                                        By:        /S/ JOHN D. JOHNSON
                                            ------------------------------------
                                                      John D. Johnson
                                              PRESIDENT AND GENERAL MANAGER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 1998:





     SIGNATURE                                    TITLE
     ---------                                    -----


/s/ JOHN D. JOHNSON               President and General Manager
-------------------                (principal executive officer)
  John D. Johnson

 /s/ T. F. BAKER                  Executive Vice President -- Finance and
-------------------                Administration (principal financial officer)
    T. F. Baker

  /s/ JOHN SCHMITZ                Vice President -- Finance and Information
-------------------                Services (principal accounting officer)
    John Schmitz

Gerald Kuster*                                Chairman of the Board of Directors
                                                  (as of May 31, 1998)
Steven Burnet*                                Director
Steve Carney*                                 Director
Sheldon Haaland*                              Director
Jerry C. Hasnedl*                             Director
Edward Hereford*                              Director
Tyrone A. Moos*                               Director
Duane G. Risan*                               Director
William J. Zarak, Jr.*                        Director
Edward Ellison*                               Director
Leonard D. Larsen*                            Director
Duane Stenzel*                                Director
Russell W. Twedt*                             Director
Merlin Van Walleghen*                         Director


* By: /S/ JOHN D. JOHNSON
-------------------------
     John D. Johnson
     ATTORNEY-IN-FACT

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the consolidated balance sheets of Harvest States Cooperatives and subsidiaries (the Company) as of May 31, 1998 and 1997 and the related consolidated statements of earnings, capital, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 16 to the financial statements, effective June 1, 1998, the Company merged with CENEX, Inc. to form Cenex Harvest States Cooperatives.




                                                          Deloitte & Touche, LLP
                                                              Minneapolis, MN
July 24, 1998

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1998 AND 1997




                                                                1998             1997
                                                           --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash ..................................................   $ 33,635,720     $ 38,064,191
 Receivables (Note 2) ..................................    231,093,679      267,517,690
 Inventories (Note 3) ..................................    210,895,285      248,373,247
 Prepaid expenses and deposits .........................     25,032,017       25,562,366
                                                           ------------     ------------
   Total current assets ................................    500,656,701      579,517,494
OTHER ASSETS:
 Investments (Note 4) ..................................    142,079,754      126,547,616
 Other (Note 5) ........................................     48,491,820       46,489,678
                                                           ------------     ------------
   Total other assets ..................................    190,571,574      173,037,294
PROPERTY, PLANT, AND EQUIPMENT (Notes 6 and 7) .........    254,475,188      224,150,965
                                                           ------------     ------------
                                                           $945,703,463     $976,705,753
                                                           ============     ============
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
 Notes payable (Note 7) ................................   $ 37,000,000     $ 98,000,000
 Patron credit balances ................................     36,933,087       25,190,513
 Advances received on grain sales ......................     87,637,756      125,071,207
 Drafts outstanding ....................................     33,568,876       32,698,943
 Accounts payable and accrued expenses .................    155,100,637      152,451,010
 Patronage dividends and retirements payable ...........     28,629,000       13,200,000
 Current portion of long-term debt (Note 7) ............     19,332,767       21,094,774
                                                           ------------     ------------
   Total current liabilities ...........................    398,202,123      467,706,447
LONG-TERM DEBT (Note 7) ................................    121,277,858      113,363,692
OTHER LIABILITIES ......................................     12,219,577       10,536,301
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)
CAPITAL (Note 8) .......................................    414,003,905      385,099,313
                                                           ------------     ------------
                                                           $945,703,463     $976,705,753
                                                           ============     ============

                See notes to consolidated financial statements.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                           1998                1997                1996
                                                    -----------------   -----------------   -----------------
REVENUES:
 Sales:
   Grain ........................................   $4,629,552,643      $6,036,502,624      $7,127,223,407
   Processed grain ..............................      615,048,982         730,101,124         819,863,541
   Feed and farm supplies .......................      262,792,836         258,235,512         207,252,696
                                                    --------------      --------------      --------------
                                                     5,507,394,461       7,024,839,260       8,154,339,644
 Patronage dividends ............................       15,534,215          15,947,049          13,278,997
 Other revenues (Note 12) .......................       84,520,889          68,627,552          68,339,523
                                                    --------------      --------------      --------------
                                                     5,607,449,565       7,109,413,861       8,235,958,164
COSTS AND EXPENSES:
 Cost of goods sold .............................    5,464,036,841       6,967,937,476       8,076,073,326
 Marketing, general, and administrative .........       62,311,965          63,341,552          70,054,248
 Interest .......................................       17,442,718          19,378,833          31,921,936
                                                    --------------      --------------      --------------
                                                     5,543,791,524       7,050,657,861       8,178,049,510
                                                    --------------      --------------      --------------
EARNINGS BEFORE INCOME TAXES ....................       63,658,041          58,756,000          57,908,654
INCOME TAXES (Note 11) ..........................        6,400,000           6,200,000           6,900,000
                                                    --------------      --------------      --------------
NET EARNINGS ....................................   $   57,258,041      $   52,556,000      $   51,008,654
                                                    ==============      ==============      ==============
DISTRIBUTION OF NET EARNINGS:
 Cash to patrons ................................   $   15,300,000      $   13,200,000      $   13,220,462
 Patronage certificates .........................       32,478,313          30,800,000          30,877,406
 Nonpatronage certificates ......................        8,609,383           7,885,168           6,115,487
 Capital reserve ................................          870,345             670,832             795,299
                                                    --------------      --------------      --------------
    Net earnings ................................   $   57,258,041      $   52,556,000      $   51,008,654
                                                    ==============      ==============      ==============

                See notes to consolidated financial statements.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CAPITAL




                                                              PATRONAGE     NONPATRONAGE
                                               TOTAL        CERTIFICATES    CERTIFICATES
                                          --------------- ---------------- --------------
BALANCE AT MAY 31, 1995:
 Stated as capital ......................  $ 299,487,893   $ 215,765,522    $ 1,832,136
 Stated as current liability ............     11,000,000
                                           -------------   -------------    -----------
                                             310,487,893     215,765,522      1,832,136
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $10,992,918 ...........................    (10,992,918)     25,617,898      7,912,297
 Redemption of capital equity
  certificates ..........................     (6,554,160)     (6,547,372)        (6,788)
 Equities issued ........................      8,721,542       8,721,542
 Other ..................................     (2,318,892)     (2,041,438)         2,350
 Net earnings ...........................     51,008,654
 Patronage dividends payable in cash,
  stated as a current liability .........    (13,100,000)
                                           -------------   -------------    -----------
BALANCE AT MAY 31, 1996:
 Stated as capital ......................    337,252,119     241,516,152      9,739,995
 Stated as current liability ............     13,100,000
                                           -------------   -------------    -----------
                                             350,352,119     241,516,152      9,739,995
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $13,220,462 ...........................    (13,220,462)     30,877,406      6,115,487
 Redemption of capital equity
  certificates ..........................     (8,204,091)     (8,130,378)       (73,713)
 Equities issued ........................      5,066,250       5,066,250
 Other ..................................        912,807          89,752       (637,329)
 Net earnings ...........................     52,556,000
 Initial investment offering ............     10,836,690      (2,035,171)
 Patronage dividends payable in cash,
  stated as a current liability .........    (13,200,000)
                                           -------------   -------------    -----------
BALANCE AT MAY 31, 1997:
 Stated as capital ......................    385,099,313     267,384,011     15,144,440
 Stated as current liability ............     13,200,000
                                           -------------   -------------    -----------
                                             398,299,313     267,384,011     15,144,440
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $13,389,017 ...........................    (13,389,017)     31,257,996      6,862,964
 Redemption of capital equity
  certificates ..........................    (10,062,587)     (9,542,215)      (520,372)
 Equities issued ........................     10,560,902      10,560,902
 Other ..................................        (33,747)        127,898       (178,409)
 Net earnings ...........................     57,258,041                      8,609,383
 Patronage dividends payable in cash,
  stated as a current liability .........    (15,300,000)
 Retirements payable in cash, stated
  as a current liability ................    (13,329,000)    (13,329,000)
                                           -------------   -------------    -----------
BALANCE AT MAY 31, 1998 .................  $ 414,003,905   $ 286,459,592    $29,918,006
                                           =============   =============    ===========



                                                            OILSEED
                                              WHEAT       PROCESSING
                                             MILLING      & REFINING       PATRONAGE        CAPITAL
                                               EPUs          EPUs           PAYABLE         RESERVE
                                          ------------- -------------- ---------------- --------------
BALANCE AT MAY 31, 1995:
 Stated as capital ......................                               $   25,700,000   $ 56,190,235
 Stated as current liability ............                                   11,000,000
                                                                        --------------   ------------
                                                                            36,700,000     56,190,235
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $10,992,918 ...........................                                  (36,700,000)    (7,823,113)
 Redemption of capital equity
  certificates ..........................
 Equities issued ........................
 Other ..................................                                                    (279,804)
 Net earnings ...........................                                   43,700,000      7,308,654
 Patronage dividends payable in cash,
  stated as a current liability .........                                  (13,100,000)
                                                                        --------------   ------------
BALANCE AT MAY 31, 1996:
 Stated as capital ......................                                   30,600,000     55,395,972
 Stated as current liability ............                                   13,100,000
                                                                        --------------   ------------
                                                                            43,700,000     55,395,972
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $13,220,462 ...........................                                  (43,700,000)    (6,513,355)
 Redemption of capital equity
  certificates ..........................
 Equities issued ........................
 Other ..................................                                                   1,460,384
 Net earnings ...........................                                   44,000,000      8,556,000
 Initial investment offering ............  $9,574,000     $4,296,000                         (998,139)
 Patronage dividends payable in cash,
  stated as a current liability .........                                  (13,200,000)
                                           ----------     ----------    --------------   ------------
BALANCE AT MAY 31, 1997:
 Stated as capital ......................   9,574,000      4,296,000        30,800,000     57,900,862
 Stated as current liability ............                                   13,200,000
                                           ----------     ----------    --------------   ------------
                                            9,574,000      4,296,000        44,000,000     57,900,862
 Distribution of patronage dividends
  payable for preceding year,
  including cash payment of
  $13,389,017 ...........................                                  (44,000,000)    (7,509,977)
 Redemption of capital equity
  certificates ..........................
 Equities issued ........................
 Other ..................................     (96,000)       (96,000)                         208,764
 Net earnings ...........................                                   47,778,313        870,345
 Patronage dividends payable in cash,
  stated as a current liability .........                                  (15,300,000)
 Retirements payable in cash, stated
  as a current liability ................
                                           ----------     ----------    --------------   ------------
BALANCE AT MAY 31, 1998 .................  $9,478,000     $4,200,000    $   32,478,313   $ 51,469,994
                                           ==========     ==========    ==============   ============

                See notes to consolidated financial statements.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                                  1998               1997               1996
                                                            ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ...........................................    $  57,258,041      $   52,556,000     $   51,008,654
 Adjustments to reconcile net earnings to net cash
  flows:
   Depreciation and amortization ........................       21,560,587          20,450,050         20,421,425
   Noncash gain on investment ...........................      (12,131,232)        (11,598,013)       (12,517,993)
   Noncash portion of patronage dividends received             (10,440,761)        (11,050,057)        (9,607,657)
   (Gain) loss on sale of property, plant, and
     equipment ..........................................       (1,040,902)          4,612,341           (853,024)
   Change in assets and liabilities:
    Receivables .........................................       36,524,214          99,499,286        (33,013,948)
    Inventories .........................................       37,477,962         186,133,871       (186,968,498)
    Patron credit balances ..............................       11,742,574          (3,816,906)       (30,483,224)
    Advances received on grain sales ....................      (37,433,451)        (76,753,983)        78,403,202
    Accounts payable, accrued expenses, and
     drafts outstanding .................................        3,519,560          (2,123,030)        43,477,378
    Prepaid expenses, deposits, and other ...............       (3,312,010)         13,693,059        (25,590,317)
                                                             -------------      --------------     --------------
     Total adjustments ..................................       46,466,541         219,046,618       (156,732,656)
                                                             -------------      --------------     --------------
     Net cash provided by (used in) operating
      activities ........................................      103,724,582         271,602,618       (105,724,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of property, plant, and
  equipment .............................................       12,830,798           1,763,543          3,729,810
 Investments redeemed ...................................       14,920,636          14,863,786          2,518,863
 Acquisition of property, plant, and equipment ..........      (52,323,604)        (42,372,618)       (40,501,980)
 Payments on notes receivable ...........................          339,290             632,526            398,851
 Investments ............................................       (3,050,100)                            (1,274,069)
 Investments in joint ventures ..........................          (35,000)          5,736,097           (727,266)
 Other ..................................................       (1,993,999)           (437,941)        (1,778,678)
                                                             -------------      --------------     --------------
     Net cash used in investing activities ..............      (29,311,979)        (19,814,607)       (37,634,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) borrowings under line of credit
  agreements ............................................      (61,000,000)       (226,000,000)       124,000,000
 Long-term debt borrowings ..............................       25,000,000          18,795,000         57,961,058
 Principal payments on long-term debt ...................      (14,458,874)        (16,094,879)       (10,546,075)
 Principal payments under capital lease obligations .....       (4,930,596)         (1,262,305)          (739,884)
 Redemption of capital equity certificates ..............      (10,062,587)         (8,204,091)        (6,554,160)
 Proceeds from sale of equity participation units,
  net of expenses .......................................                           10,836,690
 Cash patronage dividends paid ..........................      (13,389,017)        (13,220,462)       (10,992,918)
                                                             -------------      --------------     --------------
     Net cash (used in) provided by financing
      activities ........................................      (78,841,074)       (235,150,047)       153,128,021
                                                             -------------      --------------     --------------
(DECREASE) INCREASE IN CASH .............................       (4,428,471)         16,637,964          9,769,550
CASH AT BEGINNING OF YEAR ...............................       38,064,191          21,426,227         11,656,677
                                                             -------------      --------------     --------------
CASH AT END OF YEAR .....................................    $  33,635,720      $   38,064,191     $   21,426,227
                                                             =============      ==============     ==============

                See notes to consolidated financial statements.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Harvest States Cooperatives is a producer-owned agricultural cooperative organized for the mutual benefit of its members. Membership extends from the Midwest to the Pacific Northwest. The Cooperative's primary lines of business are grain marketing, milling, and oilseed processing. Members' grain is marketed through a network of inland and export elevators. Sales are both domestic and international.

     CONSOLIDATION -- The consolidated financial statements include the accounts of Harvest States Cooperatives and its majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

     INVENTORIES -- Grain and oilseed and processed grain and oilseed products are stated at market, including appropriate adjustment of open purchase, sales, and futures contracts. Feed and farm supply inventories are priced at the lower of cost (first-in, first-out method) or market.

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

     INVESTMENTS -- Investments in cooperatives are stated at cost including allocated equity and retainings. Patronage dividends are recorded at the time written notices of allocation are received. Joint ventures and other significant equity investments are accounted for under the equity method. Under the equity method, the Company recognizes its proportionate share of earnings or loss of the investee. Investments in other debt and equity securities are considered available for sale and are stated at market value, with unrealized amounts included in other equity.

     PROPERTY, PLANT, AND EQUIPMENT -- Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     INTANGIBLE ASSETS -- Leasehold rights and other intangible assets are amortized using the straight-line method over 3 to 40 years.

     GRAIN AND OILSEED SALES -- Grain and oilseed sales are recorded at time of shipment. Export sales, including those through joint ventures for the years ended May 31, 1998, 1997, and 1996 were as follows:


                                       1998               1997               1996
                                 ----------------   ----------------   ----------------
      Africa .................  $  280,000,000     $  227,000,000     $  195,000,000
      Asia ...................   1,217,000,000      2,318,000,000      2,150,000,000
      Europe .................     404,000,000        577,000,000        465,000,000
      North America ..........     331,000,000        360,000,000        205,000,000
      South America ..........     268,000,000         18,000,000         85,000,000

     INCOME TAXES -- Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS -- Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact the financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. RECEIVABLES
     Receivables as of May 31:


                                                     1998              1997
                                               ---------------   ---------------
        Trade ..............................    $ 207,689,447     $ 213,501,012
        Elevator accounts ..................       23,478,016        56,172,256
        Other ..............................       11,911,216         8,819,422
                                                -------------     -------------
                                                  243,078,679       278,492,690
        Less allowance for losses ..........      (11,985,000)      (10,975,000)
                                                -------------     -------------
                                                $ 231,093,679     $ 267,517,690
                                                =============     =============

3. INVENTORIES
     Inventories as of May 31:


                                                                1998              1997
                                                          ---------------   ---------------
        Grain and oilseed .............................    $138,838,640      $176,605,333
        Processed grain and oilseed products ..........      37,543,688        35,139,534
        Feed and farm supplies ........................      34,512,957        36,628,380
                                                           ------------      ------------
                                                           $210,895,285      $248,373,247
                                                           ============      ============

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

4. INVESTMENTS
     Investments as of May 31:


                                                                   1998              1997
                                                             ---------------   ---------------
     Cooperatives:
       St. Paul Bank for Cooperatives ....................    $  9,495,183      $  8,666,195
       National Bank for Cooperatives ....................       3,998,435         3,546,889
       Cenex, Inc. .......................................      22,095,630        16,391,560
       Central Ferry Terminal Association ................       1,190,000         1,222,415
       Pro Fac Cooperative ...............................       1,810,256         1,789,706
       Land O' Lakes, Inc. ...............................      11,810,240         7,692,077
       Ag Processing, Inc. ...............................      19,410,569        16,614,505
       Intrade Corporation ...............................       1,167,266         1,869,073
       Farmland Industries ...............................       1,321,564         1,220,261
       Lewis-Clark Terminal, Inc. ........................       1,248,027         1,208,339
     Joint Ventures:
       Tacoma Export Marketing Company ...................       7,147,499         9,163,887
       Ventura Foods, L.L.C. .............................      40,953,585        40,505,480
       Harvest States -- Farmland Specialty Feed .........       1,166,135           854,678
       Ag States Agency, L.L.C. ..........................       5,071,273         5,018,293
       Farmland-Harvest States, L.L.C. ...................         909,100         1,092,660
     Archer Daniels Midland Common Stock .................       6,177,924         6,213,860
     Sparta Foods ........................................       2,500,000
     International Malting Company .......................         700,000           700,000
     Other ...............................................       3,907,068         2,777,738
                                                              ------------      ------------
                                                              $142,079,754      $126,547,616
                                                              ============      ============

5. OTHER ASSETS
     Other assets as of May 31:


                                                                      1998             1997
                                                                 --------------   --------------
      Leasehold rights and other intangibles, less accumulated
       amortization of $8,189,990 and $6,824,986 .............    $14,332,674      $15,232,601
      Notes receivable .......................................      1,081,018        1,520,511
      Prepaid expenses and other assets ......................     33,078,128       29,736,566
                                                                  -----------      -----------
                                                                  $48,491,820      $46,489,678
                                                                  ===========      ===========

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment as of May 31:


                                                      ESTIMATED
                                                     USEFUL LIFE
                                                      IN YEARS            1998                1997
                                                    ------------   -----------------   -----------------
  Grain terminals and country elevators .........     3 to 50       $  249,368,203      $  229,171,093
  Grain processing plants .......................     3 to 40          187,315,494         163,918,161
  Feed plants ...................................     3 to 40           27,060,403          24,706,884
  Corporate office facilities ...................     3 to 40           13,286,965          12,654,230
                                                                    --------------      --------------
                                                                       477,031,065         430,450,368
  Less accumulated depreciation .................                     (222,555,877)       (206,299,403)
                                                                    --------------      --------------
                                                                    $  254,475,188      $  224,150,965
                                                                    ==============      ==============

     During the years ended May 31, 1998, 1997, and 1996, the Company capitalized interest of $338,700, $588,731, and $739,101, respectively.


7. BORROWINGS

     NOTES PAYABLE:

     The Company has a seasonal loan agreement of $123,000,000 committed with St. Paul Bank for Cooperatives, $3,500,000 and $9,000,000 of which were outstanding on May 31, 1998 and 1997, respectively. The Company has a seasonal loan agreement of $277,000,000 committed with National Bank for Cooperatives, $3,500,000 and $44,000,000 of which were outstanding on May 31, 1998 and 1997, respectively. The Company also has seasonal loan agreements of $125,000,000 committed with commercial banks ($150,000,000 at May 31, 1997), $30,000,000 and $45,000,000 of which were outstanding on May 31, 1998 and 1997, respectively. The average weighted interest rates as of May 31, 1998 and 1997 were 5.77% and 5.80%, respectively. Major financial covenants of these seasonal loan agreements provide that (1) the Company will maintain a working capital amount of not less than $100,000,000; (2) the Company shall have consolidated members and patrons' equity of not less than $275,000,000; and (3) the Company shall not have consolidated funded debt to consolidated members and patrons' equity in excess of .80 to 1.00. The Company is also required to maintain investments in the St. Paul Bank for Cooperatives and the National Bank for Cooperatives based upon borrowing levels. Patronage allocations to the Company are used to maintain such required level of investment. No direct cash investment is required. The total unused seasonal loan commitment at May 31, 1998 was $488,000,000.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 7. BORROWINGS (CONTINUED)


     LONG-TERM DEBT AT MAY 31:


                                                                        1998               1997
                                                                  ----------------   ----------------
   St. Paul Bank for Cooperatives, with fixed and variable
     interest rates from 6.41% to 8.75%, due in installments
     through 2007 .............................................    $  72,262,833      $  68,550,333
   National Bank for Cooperatives, with fixed and variable
     interest rates from 6.41% to 8.50%, due in installments
     through 2007 .............................................       63,770,833         56,458,333
   Industrial Development Revenue Bonds, payable through
     July 2004, interest rate of 7.4% .........................        1,850,000          2,100,000
   Capitalized lease obligations with fixed and variable rates,
     8.0% at May 31, 1998 .....................................          621,197          5,551,793
   Mortgages payable and other ................................        2,105,762          1,798,007
                                                                   -------------      -------------
                                                                     140,610,625        134,458,466
   Less current portion .......................................      (19,332,767)       (21,094,774)
                                                                   -------------      -------------
                                                                   $ 121,277,858      $ 113,363,692
                                                                   =============      =============

     See Note 16 for changes to long-term borrowings effective June 1, 1998.


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

     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which are persons actually engaged in the production of agricultural products or associations of producers of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of Units held. Beginning in the fiscal year ending May 31, 1998, unit holders will participate in the net patronage sourced income from operations of the applicable defined business unit as patronage refunds. It is the Board of Directors' goal to distribute patronage refunds attributable to EPUs in the form of 75% cash and 25% patrons' equities. Retirement of patrons' equities attributable to EPUs is at the discretion of the Board of Directors, and it is the Board's goal to retire such equity on a revolving basis seven years after declaration.

     See Note 16 for changes to the Company's patronage policy effective June 1, 1998.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

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

     Net pension expense for the years ended May 31 consists of the following:


                                                                        1998               1997              1996
                                                                  ----------------   ---------------   ---------------
   Service cost -- benefits earned during the period ..........    $   2,475,111      $  2,883,242      $  2,496,711
   Interest cost on projected benefit obligation ..............        5,802,681         5,907,204         5,587,377
   Actual return on plan assets ...............................      (14,400,220)       (2,441,078)       (6,860,278)
   Net amortization and deferral ..............................        8,170,903        (4,081,960)          555,130
                                                                   -------------      ------------      ------------
                                                                   $   2,048,475      $  2,267,408      $  1,778,940
                                                                   =============      ============      ============

     The funded status of the plans and the amount recognized on the consolidated balance sheets as of May 31 are as follows:


                                                                               1998             1997
                                                                          --------------   --------------
   Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested benefits of
     $84,901,955 and $75,515,800, respectively ........................    $ 89,428,668     $ 77,644,611
                                                                           ============     ============
    Projected benefit obligation for service rendered to date .........    $ 94,075,077     $ 78,660,275
   Plan assets at fair value ..........................................      86,888,669       76,348,832
                                                                           ------------     ------------
   Plan assets less than projected benefit obligation .................      (7,186,408)      (2,311,443)
   Unrecognized net loss ..............................................      33,879,357       27,737,539
   Unrecognized transition gain at June 1, 1985 recognized
    over 13 years .....................................................                       (1,259,030)
   Unrecognized prior-service cost ....................................      (1,282,266)      (1,330,578)
   Additional minimum liability .......................................        (864,612)        (837,742)
                                                                           ------------     ------------
   Prepaid pension cost ...............................................    $ 24,546,071     $ 21,998,746
                                                                           ============     ============

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.00% in 1998, and 7.75% in 1997 and 1996, and a rate of increase in future compensation of 5% in 1998, 1997, and 1996. The expected long-term rate of return on plan assets was 8.5% in 1998 and 1997, and 8% in 1996.


10. POSTRETIREMENT MEDICAL AND OTHER BENEFITS
     The Company provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 10. POSTRETIREMENT MEDICAL AND OTHER BENEFITS (CONTINUED)


     The accrued postretirement medical and other benefits costs which are not funded were as follows at May 31:


                                                                            1998              1997
                                                                      ---------------   ---------------
   Accumulated postretirement benefit obligation (APBO):
    Retirees ......................................................    $  4,469,542      $  4,371,635
    Fully eligible active plan participants .......................       1,290,572           775,433
    Other active plan participants ................................       4,500,895         3,032,288
                                                                       ------------      ------------
     Total APBO ...................................................      10,261,009         8,179,356
   Unrecognized transition obligation .............................      (7,970,082)       (8,501,474)
   Unrecognized net gains .........................................       1,850,292         3,526,263
                                                                       ------------      ------------
   Accrued postretirement medical and other benefits cost .........    $  4,141,219      $  3,204,145
                                                                       ============      ============

     The components of the net periodic cost are as follows:


                                                                     1998            1997            1996
                                                                -------------   -------------   -------------
   Service cost -- benefits earned during the year ..........    $  474,502      $  320,925      $  337,182
   Interest cost on projected benefit obligation ............       658,729         594,742         548,997
   Amortization of unrecognized gains .......................      (102,810)       (147,241)       (228,025)
   Amortization of transition obligation ....................       531,392         531,392         554,710
   Curtailment cost .........................................                       205,947
                                                                 ----------      ----------      ----------
   Net periodic postretirement cost .........................    $1,561,813      $1,505,765      $1,212,864
                                                                 ==========      ==========      ==========

     The calculations assumed a discount rate of 7.00% in 1998 and 7.75% in 1997 and 1996 and a health-care-cost trend rate of 9.00% in 1998, declining to 6.00% in 2004. If the health-care-cost trend rate increased by 1.00%, the APBO would increase by 7.30% and the service cost and interest cost components would increase by 9.90%.


11. PROVISION FOR INCOME TAXES
     The provision for income taxes for each of the three years ended May 31 was as follows:


                                                     1998            1997            1996
                                                -------------   -------------   -------------
   Current provision ........................    $6,300,000      $6,200,000      $7,100,000
   Deferred -- principally federal ..........       100,000                        (200,000)
                                                 ----------      ----------      ----------
   Total provision ..........................    $6,400,000      $6,200,000      $6,900,000
                                                 ==========      ==========      ==========

     Deferred income taxes, which are not significant, relate principally to allowances and accruals.

     A reconciliation of the statutory federal tax rate to the effective rate for each of the three years ended May 31 follows:


                                                                                 1998         1997         1996
                                                                              ----------   ----------   ----------
   Statutory federal income tax rate ......................................       35.0%        35.0%        35.0%
   State and local income taxes, net of federal income tax benefit ........        5.0          4.9          4.3
   Patronage earnings .....................................................      (30.0)       (29.8)       (29.6)
   Other ..................................................................                      .5          2.2
                                                                                 -----        -----        -----
   Effective rate .........................................................       10.0%        10.6%        11.9%
                                                                                 =====        =====        =====

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

12. OTHER REVENUES


                                                               YEARS ENDED MAY 31,
                                                 -----------------------------------------------
                                                      1998             1997             1996
                                                 -------------   ---------------   -------------
   Storage and handling ......................   $ 9,260,012      $  7,424,823     $ 8,722,537
   Service revenues ..........................    31,897,431        27,419,350      20,572,679
   Commissions ...............................     6,886,616         5,879,621       6,837,272
   Joint venture income ......................    12,131,233        11,598,013      12,517,993
   Gain (loss) on sale of property, plant, and
    equipment ................................     1,040,903        (4,612,341)        853,024
   Interest income ...........................     9,449,895         9,448,433      11,581,221
   Other .....................................    13,854,799        11,469,653       7,254,797
                                                 -----------      ------------     -----------
                                                 $84,520,889      $ 68,627,552     $68,339,523
                                                 ===========      ============     ===========

13. COMMITMENTS AND CONTINGENCIES
     At May 31, 1998 and 1997, the Company stored grain and processed grain products for others totaling $69,000,000 and $61,200,000, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company inventory.

     The Company is a guarantor for lines of credit for related companies totaling $27,000,000, of which $7,700,000 was outstanding as of May 31, 1998. All outstanding loans are current with respective creditors as of May 31, 1998.

     The Company leases approximately 3,500 rail cars with remaining lease terms of one to ten years. In addition, the Company leases vehicles and various manufacturing equipment.

     Minimum rental payments due under these operating leases are as follows:


                                      RAIL CARS        VEHICLES          OTHER           TOTAL
                                    -------------   -------------   --------------   -------------
   Years ending August 31:
    Three months ending
     August 31, 1998 ............   $ 4,850,251     $ 1,414,936      $   593,717     $ 6,858,904
    1999 ........................    17,113,709       5,552,907        3,621,460      26,288,076
    2000 ........................    11,631,412       4,411,889        3,167,012      19,210,313
    2001 ........................     7,694,315       3,156,696        2,860,200      13,711,211
    2002 ........................     5,446,817       1,864,238        2,595,524       9,906,579
    2003 ........................     4,028,270         839,761        2,433,682       7,301,713
    2004 and thereafter .........     2,381,915         336,902        9,452,679      12,171,496
                                    -----------     -----------      -----------     -----------
                                    $53,146,689     $17,577,329      $24,724,274     $95,448,292
                                    ===========     ===========      ===========     ===========

     Total rent expense, net of rail car mileage credits received from the railroad and subleases, was approximately $15,199,000, $13,624,000, and $12,454,000 for the years ended May 31, 1998, 1997, and 1996, respectively. Mileage credits and sublease income were approximately $14,175,000, $13,641,000, and $7,257,000 for the years ended May 31, 1998, 1997, and 1996, respectively.

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

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

14. SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:


                                                                    1998             1997             1996
                                                               --------------   --------------   --------------
   Net cash paid during year for:
    Interest ...............................................    $17,879,119      $20,737,222      $31,836,722
    Income taxes ...........................................      4,808,699        4,457,322        3,934,688
   Significant noncash transactions:
    Noncash patronage refunds issued from prior
     year's earnings .......................................     31,257,996       30,877,406       25,617,898
    Noncash nonpatronage certificates issued from
     prior year's earnings .................................      6,862,964        6,115,487        7,912,297
    Capital equity certificates issued in exchange for
     elevator properties ...................................     10,560,902        4,985,585        8,721,542
    Capital equity certificates exchanged for EPUs .........                       2,035,171

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.


16. SUBSEQUENT EVENTS

     Effective June 1, 1998, the Company merged with CENEX, Inc. (Cenex) to form Cenex Harvest States Cooperatives (CHS). All outstanding allocated equities of the two merging companies will be exchanged for equity in Cenex Harvest States Cooperatives with a stated value equal to the amount exchanged.

     Summarized financial information of Cenex as of May 31, 1998 is as follows:


                                      MAY 31, 1998
                                   -----------------
  Total assets .................   $1,620,420,163
  Total liabilities ............      953,837,823
  Equities .....................      666,582,340


                                       YEAR ENDED
                                      MAY 31, 1998
                                   -----------------
  Revenues .....................   $2,725,605,331
  Net income ...................       98,387,443

     In response to anticipated borrowing requirements after the merger with Cenex, the Company replaced its existing short-term debt facility with a new short-term loan agreement with the banks for cooperatives and the commercial banks whereby the Company was extended a 364-day revolving credit facility of $400,000,000 and a five-year revolving facility totaling $200,000,000, all of which is committed.

     The Company also repaid its existing debt to the St. Paul Bank for Cooperatives and the National Bank for Cooperatives and established a new long-term loan agreement through the same institutions whereby the term loan balance outstanding on May 31, 1998 was paid to the banks, and partially refinanced through the new agreement. The new long-term loan agreement commits $200,000,000 of long-term borrowing capacity to the Company, with repayments through the year 2009. The outstanding balance on this facility after the refinancing was $134,000,000 with $66,000,000 remaining available.

                 HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 16. SUBSEQUENT EVENTS (CONTINUED)

     Also in June 1998, as part of the refinancing program for the merged operations, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225,000,000, with final payment due in the year 2013.

     Annual maturities of outstanding long-term indebtedness of CHS due in years ending after May 31, 1998 are as follows:


  1999 ..........................   $   443,566
  2000 ..........................     5,101,327
  2001 ..........................     7,202,277
  2002 ..........................     7,449,557
  2003 ..........................     7,730,027
  2004 and thereafter ...........   354,172,114

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date will continue to be eligible for patronage certificate redemption at age 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a pro rata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to fiscal year 1998, to be distributed in fiscal year 1999, are expected to be approximately $13,300,000 and are classified as a current liability on the May 31, 1998 balance sheet.

                         INDEPENDENT AUDITORS' REPORT








Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the balance sheets of the Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, a defined business unit of Harvest States Cooperatives as of May 31, 1998 and 1997 and the related statements of earnings, defined business unit equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Oilseed Processing and Refining Defined Business Unit at May 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                                                          Deloitte & Touche, LLP
                                                              Minneapolis, MN
July 24, 1998

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                                BALANCE SHEETS
                             MAY 31, 1998 AND 1997




                                                              1998             1997
                                                         --------------   --------------
ASSETS
CURRENT ASSETS:
 Receivables (Note 2) ................................    $32,585,292      $34,169,676
 Inventories (Note 3) ................................     23,758,625       22,850,699
 Prepaid expenses and deposits .......................        185,399        2,310,163
                                                          -----------      -----------
   Total current assets ..............................     56,529,316       59,330,538
PROPERTY, PLANT, AND EQUIPMENT (Note 4) ..............     34,952,626       33,085,560
                                                          -----------      -----------
                                                          $91,481,942      $92,416,098
                                                          ===========      ===========
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY
CURRENT LIABILITIES:
 Due to Harvest States Cooperatives (Note 5) .........    $22,890,878      $25,584,178
 Accounts payable and accrued expenses ...............     10,527,468       13,440,922
                                                          -----------      -----------
   Total current liabilities .........................     33,418,346       39,025,100
COMMITMENTS AND CONTINGENCIES (Note 10)
DEFINED BUSINESS UNIT EQUITY (Note 6) ................     58,063,596       53,390,998
                                                          -----------      -----------
                                                          $91,481,942      $92,416,098
                                                          ===========      ===========

                       See notes to financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                            STATEMENTS OF EARNINGS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                          1998              1997              1996
                                                    ---------------   ---------------   ---------------
REVENUES:
 Processed oilseed sales ........................    $410,385,807      $441,737,923      $399,271,001
 Other revenue (expense) ........................       1,745,743        (1,659,881)        1,435,708
                                                     ------------      ------------      ------------
                                                      412,131,550       440,078,042       400,706,709
COSTS AND EXPENSES:
 Cost of goods sold .............................     379,271,678       405,791,384       371,424,566
 Marketing, general, and administrative .........       4,729,820         4,341,904         4,544,763
 Interest .......................................         380,030           321,700           151,500
                                                     ------------      ------------      ------------
                                                      384,381,528       410,454,988       376,120,829
                                                     ------------      ------------      ------------
EARNINGS BEFORE INCOME TAXES ....................      27,750,022        29,623,054        24,585,880
INCOME TAXES (Note 9) ...........................       1,825,000         2,100,000         1,600,000
                                                     ------------      ------------      ------------
NET EARNINGS ....................................    $ 25,925,022      $ 27,523,054      $ 22,985,880
                                                     ============      ============      ============

                       See notes to financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                  STATEMENTS OF DEFINED BUSINESS UNIT EQUITY



BALANCE AT MAY 31, 1995 ...........................    $  53,390,998
 Net earnings .....................................       22,985,880
 Divisional equity distributed ....................      (22,985,880)
                                                       -------------
BALANCE AT MAY 31, 1996 ...........................       53,390,998
 Net earnings .....................................       27,523,054
 Divisional equity distributed ....................      (27,523,054)
                                                       -------------
BALANCE AT MAY 31, 1997 ...........................       53,390,998
 Net earnings .....................................       25,925,022
 Defined business unit equity distributed .........      (21,252,424)
                                                       -------------
BALANCE AT MAY 31, 1998 ...........................    $  58,063,596
                                                       =============

                      See notes to financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                           STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                                  1998               1997               1996
                                                            ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ...........................................    $  25,925,022      $  27,523,054      $  22,985,880
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization ........................        2,021,430          1,777,475          1,598,965
   (Gain) loss on sale of property, plant, and
    equipment ...........................................         (658,290)         2,045,150             31,765
   Changes in assets and liabilities:
    Receivables .........................................        1,584,384        (11,374,064)        (2,407,691)
    Inventories .........................................         (907,926)         3,384,521         (8,980,005)
    Prepaid expenses and deposits .......................        2,124,764         (1,999,471)           213,459
    Accounts payable and accrued expenses ...............       (2,913,454)         2,201,334            957,592
                                                             -------------      -------------      -------------
      Total adjustments .................................        1,250,908         (3,965,055)        (8,585,915)
                                                             -------------      -------------      -------------
      Net cash provided by operating activities .........       27,175,930         23,557,999         14,399,965
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of property, plant, and
  equipment .............................................       10,722,956
 Acquisition of property, plant, and equipment ..........      (13,953,162)       (12,136,772)        (5,991,735)
                                                             -------------      -------------      -------------
      Net cash used in investing activities .............       (3,230,206)       (12,136,772)        (5,991,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments to) borrowings from Harvest
  States Cooperatives ...................................       (2,693,300)        16,101,827         14,577,650
 Defined business unit equity distributed ...............      (21,252,424)       (27,523,054)       (22,985,880)
                                                             -------------      -------------      -------------
      Net cash used in financing activities .............      (23,945,724)       (11,421,227)        (8,408,230)
                                                             -------------      -------------      -------------
INCREASE IN CASH ........................................
CASH AT BEGINNING OF YEAR ...............................
                                                             -------------      -------------      -------------
CASH AT END OF YEAR .....................................    $          --      $          --      $          --
                                                             =============      =============      =============

                       See notes to financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED MAY 31, 1998, 1997, AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Harvest States Cooperatives Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, is a defined business unit of Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates a single soybean crushing and oil refining plant in Mankato, Minnesota and serves customers throughout the United States.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES -- Oilseed and processed oilseed products are stated at market, including adjustment for open purchase, sales, and futures contracts and deferral of profit on processed oilseed products.

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

     PROPERTY, PLANT, AND EQUIPMENT -- Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     INCOME TAXES -- Earnings generated on oilseed purchased by the Defined Business Unit from nonmembers are characterized as nonpatronage and taxable. Earnings generated on oilseed purchased from the Company are considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of those earnings is considered taxable. Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

     SALES -- Sales of processed oilseeds are recognized upon shipment to customers, net of freight charges.

     REVENUE FROM SIGNIFICANT CUSTOMERS -- Sales to two customers accounted for 25% and 10% of total sales for the year ended May 31, 1998, and 25% and 11% of total sales for the year ended May 31, 1997. Sales to one customer accounted for 31% of total sales for the year ended May 31, 1996.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

     In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact the financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. RECEIVABLES


                                                        MAY 31,
                                            -------------------------------
                                                 1998             1997
                                            --------------   --------------
      Trade .............................    $32,980,292      $34,564,676
      Less allowance for losses .........       (395,000)        (395,000)
                                             -----------      -----------
                                             $32,585,292      $34,169,676
                                             ===========      ===========

3. INVENTORIES


                                                        MAY 31,
                                             ------------------------------
                                                  1998            1997
                                             -------------   --------------
      Oilseed ............................   $ 6,925,703      $11,740,227
      Processed oilseed products .........    16,832,922       11,110,472
                                             -----------      -----------
                                             $23,758,625      $22,850,699
                                             ===========      ===========

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

4. PROPERTY, PLANT, AND EQUIPMENT



                                                         ESTIMATED                    MAY 31,
                                                        USEFUL LIFE   --------------------------------------
                                                         IN YEARS           1998               1997
                                                       ------------   ----------------   ----------------
   Land ............................................                   $     762,829      $     630,043
   Elevators, crushing plant, and refinery .........    15 to 20          22,103,417         21,262,318
   Machinery and equipment .........................     5 to 18          51,564,691         46,235,522
   Furniture and fixtures ..........................     3 to 12             379,363            379,363
   Other ...........................................     5 to 12             103,238             99,112
                                                                       -------------      -------------
                                                                          74,913,538         68,606,358
   Less accumulated depreciation ...................                     (44,392,138)       (42,576,795)
                                                                       -------------      -------------
                                                                          30,521,400         26,029,563
   Construction-in-progress ........................                       4,431,226          7,055,997
                                                                       -------------      -------------
                                                                       $  34,952,626      $  33,085,560
                                                                       =============      =============

5. DUE TO HARVEST STATES COOPERATIVES
     The Defined Business Unit satisfies its working capital needs through borrowings, both long-and short-term, from the Company to the extent the Company's borrowing capacity permits.

     For the year ended May 31, 1996, interest on short-term borrowings from the Company was charged to the divisions based upon a ratable allocation of the Company's consolidated interest expense related to short-term borrowings based upon working capital employed by each division. This results in an effective borrowing rate that may be different than what the division could obtain on an independent basis.

     During the years ended May 31, 1998 and 1997, respectively, the Company charged the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. On May 31, 1998, the weighted average borrowing rate of the Company's short-term borrowings was 5.8%. Amounts due from the Company will receive interest in the same manner at the same rate.

     Long-term borrowings, if needed, could be obtained at the Company's long-term borrowing rate.


6. DEFINED BUSINESS UNIT EQUITY
     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are persons engaged in the production of agricultural products or associations of producers of agricultural products. Qualified subscribers have the right and obligation to deliver annually the number of bushels of soybeans equal to the number of Units held. Qualified subscribers participate in the net patronage sourced income from operations of the Oilseed Processing and Refining Defined Business Unit as patronage refunds. EPUs represent an ownership interest in the Company, not the Defined Business Unit. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.


7. RETIREMENT PLANS
     The Defined Business Unit, through the Company, has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 7. RETIREMENT PLANS (CONTINUED)


funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. Government bonds, money market funds, and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were approximately $120,000, $147,000, and $169,000, respectively. The Defined Business Unit's portion of the actuarial present value or accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at May 31 for the Company's plan is as follows:



                                                                     1998             1997
                                                                --------------   --------------
       Accumulated benefit obligation, including vested
        benefits of $84,901,955 and $75,515,800, respectively    $89,428,668      $77,644,611
       Projected benefit obligation for service rendered to
        date ................................................     94,075,077       78,660,275
       Plan assets at fair value ............................     86,888,669       76,348,832

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.0% in 1998 and 7.75% in 1997 and 1996, and a rate of increase in future compensation of 5% in 1998, 1997, and 1996. The expected long-term rate of return on plan assets was 8.5% in 1998 and 1997, and 8% in 1996.


8. POSTRETIREMENT MEDICAL AND OTHER BENEFITS
     The Defined Business Unit, through the Company, provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

     The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at May 31:



                                                                  1998              1997
                                                            ---------------   ---------------
       Accumulated postretirement benefit obligation
        (APBO):
        Retirees ........................................    $  4,469,542      $  4,371,635
        Fully eligible active plan participants .........       1,290,572           775,433
        Other active plan participants ..................       4,500,895         3,032,288
                                                             ------------      ------------
         Total APBO .....................................      10,261,009         8,179,356

       Unrecognized transition obligation ...............      (7,970,082)       (8,501,474)
       Unrecognized net gains ...........................       1,850,292         3,526,263
                                                             ------------      ------------
       Accrued postretirement medical and other
        benefits costs ..................................    $  4,141,219      $  3,204,145
                                                             ============      ============

     The net periodic costs billed to the Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were approximately $246,000, $229,000, and
$197,000, respectively.

     The calculations assumed a discount rate of 7.00% in 1998 and 7.75% in 1997 and 1996 and a health care cost trend rate of 9.00% in 1998, declining to 6.00% in 2004. If the health care cost trend rate increased by 1.00%, the APBO would increase by 7.30% and the service cost and interest cost components would increase by 9.90%.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

9. PROVISION FOR INCOME TAXES

     Results of operations of the Oilseed Processing and Refining Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes on an individual company basis for each of its defined business units and divisions.


     The Defined Business Unit has no significant deferred income tax assets or liabilities.


     A reconciliation of the statutory federal tax rate to the effective rate for the years ended May 31 were as follows:



                                                                  1998         1997         1996
                                                               ----------   ----------   ----------
         Statutory federal income tax rate .................       35.0%        35.0%        35.0%
         State and local income taxes, net of federal income
          tax benefit ......................................        5.0          4.9          4.3
         Patronage earnings ................................      (32.7)       (32.6)       (35.0)
         Other .............................................      (  .7)       (  .2)         2.2
                                                                  -----        -----        -----
         Effective rate ....................................        6.6%         7.1%         6.5%
                                                                  =====        =====        =====

10. COMMITMENTS AND CONTINGENCIES

     Leases for approximately 353 rail cars with remaining lease terms of one to fifteen years are used by the Defined Business Unit.


     Minimum rental payments due under these operating leases at May 31, 1998 are as follows:



  Year ending May 31:
  1999 ..................................    $1,705,740
  2000 ..................................     1,174,000
  2001 ..................................     1,000,205
  2002 ..................................       859,800
  2003 ..................................       706,440
  2004 and thereafter ...................       317,520
                                             ----------
                                             $5,763,705
                                             ==========

     Total rent expense, net of rail car mileage credits received from the railroad and subleases, was $1,887,118, $1,944,747, and $1,832,413 for the
years ended May 31, 1998, 1997, and 1996, respectively.


     In September 1997, the Defined Business Unit (the Lessee) entered into a sales leaseback agreement. After 111 months, the Lessee has the option to: (i) purchase the equipment at fair market value; (ii) continue the lease; or (iii) return the equipment to the Lessor and pay a maximum termination fee of $718,680 contingent upon the Lessor's inability to recover the full value of the equipment, as determined from the casualty loss value schedule in the lease agreement. After 120 months, the Lessee has the option to: (i) purchase the equipment at fair market value, limited to 10% of the net equipment cost at lease inception; (ii) renew the lease for a period of 36 months; or (iii) return the equipment to the Lessor.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)


Minimum rental payments due under the operating lease at May 31, 1998 are as follows:


  Year ending May 31:
  1999 ..................................   $ 1,239,655
  2000 ..................................     1,239,655
  2001 ..................................     1,239,655
  2002 ..................................     1,239,655
  2003 ..................................     1,309,290
  2004 and thereafter ...................     6,033,917
                                            -----------
                                            $12,301,827
                                            ===========

     Total rent expense related to the sales leaseback was $829,880 for the year ended May 31, 1998.
     There are various lawsuits and administrative proceedings incidental to the business of the Defined Business Unit. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Defined Business Unit will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial statements of the Defined Business Unit taken as a whole.

     At May 31, 1998, the operations of the Defined Business Unit had outstanding oilseed purchase contracts of 748,435 bushels at prices ranging from $6.92 per bushel to $7.37 per bushel, and outstanding oil purchase contracts of 181,712,763 pounds at prices ranging from $0.2585 per pound to $0.2803 per pound. In addition, the operations of the Defined Business Unit had outstanding sales contracts totaling approximately $37,051,608.

11. RELATED-PARTY TRANSACTIONS
     Net sales for the years ended May 31, 1998, 1997, and 1996 included $101,440,010, $110,678,770, and $124,299,369, respectively, to related parties.


     The operations of the Defined Business Unit purchases a portion of its soybeans from the Company, a related party. Included in cost of goods sold for the years ended May 31, 1998, 1997, and 1996 were $19,875,032, $5,726,038, and
$3,772,327, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its defined business units and divisions. Such costs, including data processing, office services, and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance, and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Oilseed Processing and Refining Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were $900,000, $825,000, and $750,000, respectively.

12. SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION
     Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:

                                             1998          1997           1996
                                         -----------   ------------   ------------
    Net cash paid during the year for:
     Interest ........................    $380,030    $  321,700     $  151,500
     Income taxes ....................     789,505     2,300,000      1,500,000

13. SUBSEQUENT EVENT
     Effective June 1, 1998, Harvest States Cooperatives combined with Cenex, Inc. to form Cenex Harvest States Cooperatives, and as such, EPUs now represent an ownership interest in Cenex Harvest States Cooperatives.

                         INDEPENDENT AUDITORS' REPORT








Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the balance sheets of the Wheat Milling Defined Business Unit (the Defined Business Unit), formerly known as Amber Milling Company, a defined business unit of Harvest States Cooperatives, as of May 31, 1998 and 1997 and the related statements of earnings, defined business unit equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Wheat Milling Defined Business Unit at May 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                                                          Deloitte & Touche, LLP
                                                              Minneapolis, MN
July 24, 1998

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                                BALANCE SHEETS
                             MAY 31, 1998 AND 1997




                                                               1998             1997
                                                          --------------   --------------
ASSETS
CURRENT ASSETS:
 Receivables (Note 2) .................................   $ 35,757,497     $ 26,860,772
 Inventories (Note 3) .................................     13,785,062       12,271,615
 Prepaid expenses and deposits ........................        393,085          840,730
                                                          ------------     ------------
   Total current assets ...............................     49,935,644       39,973,117
OTHER ASSETS (Note 4) .................................     10,747,876       11,814,555
PROPERTY, PLANT, AND EQUIPMENT (Note 5) ...............     85,627,365       69,130,520
                                                          ------------     ------------
                                                          $146,310,885     $120,918,192
                                                          ============     ============
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY
CURRENT LIABILITIES:
 Due to Harvest States Cooperatives (Note 6) ..........   $ 16,738,969     $ 22,413,445
 Accounts payable and accrued expenses ................     10,404,665        9,493,405
 Current portion of long-term debt (Note 6) ...........     10,005,000       10,005,000
                                                          ------------     ------------
   Total current liabilities ..........................     37,148,634       41,911,850
LONG-TERM DEBT, less current portion (Note 6) .........     41,204,270       51,209,270
COMMITMENTS AND CONTINGENCIES (Note 11)
DEFINED BUSINESS UNIT EQUITY (Note 7) .................     67,957,981       27,797,072
                                                          ------------     ------------
                                                          $146,310,885     $120,918,192
                                                          ============     ============

                       See notes to financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                            STATEMENTS OF EARNINGS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                          1998              1997              1996
                                                    ---------------   ---------------   ---------------
REVENUES:
 Processed grain sales ..........................    $205,281,433      $199,078,687      $173,315,613
 Other income ...................................       1,820,294
                                                     ------------      ------------      ------------
                                                      207,101,727       199,078,687       173,315,613
COSTS AND EXPENSES:
 Cost of goods sold .............................     189,614,207       181,565,899       161,293,430
 Marketing, general, and administrative .........       8,071,913         6,749,237         4,471,563
 Interest .......................................       3,121,893         5,229,669         4,457,797
 Other (Note 1) .................................         162,283         2,000,000
                                                     ------------      ------------      ------------
                                                      200,970,296       195,544,805       170,222,790
                                                     ------------      ------------      ------------
EARNINGS BEFORE INCOME TAXES ....................       6,131,431         3,533,882         3,092,823
INCOME TAXES (Note 10) ..........................         475,000           300,000           200,000
                                                     ------------      ------------      ------------
NET EARNINGS ....................................    $  5,656,431      $  3,233,882      $  2,892,823
                                                     ============      ============      ============

                       See notes to financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                  STATEMENTS OF DEFINED BUSINESS UNIT EQUITY



BALANCE AT MAY 31, 1995 ...........................    $ 27,797,072
 Net earnings .....................................       2,892,823
 Divisional equity distributed ....................      (2,892,823)
                                                       ------------
BALANCE AT MAY 31, 1996 ...........................      27,797,072
 Net earnings .....................................       3,233,882
 Defined business unit equity distributed .........      (3,233,882)
                                                       ------------
BALANCE AT MAY 31, 1997 ...........................      27,797,072
 Harvest States capital contributed ...............      38,800,000
 Net earnings .....................................       5,656,431
 Defined business unit equity distributed .........      (4,295,522)
                                                       ------------
BALANCE AT MAY 31, 1998 ...........................    $ 67,957,981
                                                       ============

                       See notes to financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                           STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996




                                                                 1998              1997              1996
                                                           ---------------   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ..........................................    $   5,656,431     $   3,233,882     $   2,892,823
 Adjustments to reconcile net earnings to net cash
  flows:
   Depreciation and amortization .......................        4,717,198         4,137,440         3,309,307
   Loss on impairment ..................................          162,283         2,000,000
   Change in assets and liabilities:
    Receivables ........................................       (8,896,725)       16,888,362       (25,116,058)
    Inventories ........................................       (1,513,447)       (2,963,340)       (2,302,088)
    Prepaid expenses, deposits, and other ..............          447,645          (690,857)          (51,007)
    Accounts payable and accrued expenses ..............          911,260        (2,986,937)        5,063,539
                                                            -------------     -------------     -------------
      Total adjustments ................................       (4,171,786)       16,384,668       (19,096,307)
                                                            -------------     -------------     -------------
      Net cash provided by (used in) operating
       activities ......................................        1,484,645        19,618,550       (16,203,484)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of additional intangibles .................                                             (475,654)
 Acquisition of property, plant, and equipment .........      (20,309,651)      (14,968,233)      (18,080,009)
                                                            -------------     -------------     -------------
      Net cash used in investing activities ............      (20,309,651)      (14,968,233)      (18,555,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments to) borrowings from Harvest
  States Cooperatives ..................................       (5,674,472)       (8,630,705)       17,401,970
 Long-term debt borrowings .............................                         15,000,000        20,250,000
 Capital from Harvest States Cooperatives ..............       38,800,000
 Principal payments on long-term debt ..................      (10,005,000)       (7,785,730)
 Defined business unit equity distributed ..............       (4,295,522)       (3,233,882)       (2,892,823)
                                                            -------------     -------------     -------------
      Net cash provided by (used in) financing
       activities ......................................       18,825,006        (4,650,317)       34,759,147
                                                            -------------     -------------     -------------
INCREASE (DECREASE) IN CASH ............................
CASH AT BEGINNING OF YEAR ..............................
                                                            -------------     -------------     -------------
CASH AT END OF YEAR ....................................    $          --     $          --     $          --
                                                            =============     =============     =============

                       See notes to financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED MAY 31, 1998, 1997, AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Harvest States Cooperatives Wheat Milling Defined Business Unit (the Defined Business Unit) is a defined business unit of Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. In the year ended May 31, 1995, the Defined Business Unit was operated as a joint venture in which the Company owned a 70% interest. Effective June 1, 1995, the Company purchased the minority interest. The Defined Business Unit operates commercial bakery and semolina flour milling facilities in Rush City, Minnesota; Huron, Ohio; Kenosha, Wisconsin; and Houston, Texas. These mills produce semolina and durum flour, which are the primary ingredients in pasta products and wheat flour in the bakery industry. The Defined Business Unit serves customers throughout the United States.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES -- Grain and processed grain products are stated at market, including adjustment for open purchase, sales, and futures contracts and deferral of normal profit on processed grain products.

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

     PROPERTY, PLANT, AND EQUIPMENT -- Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     OTHER ASSETS -- Leasehold rights and other intangible assets are amortized using the straight-line method over 15 to 18 years.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Management periodically reviews the carrying value of property and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     INCOME TAXES -- Earnings generated on grain purchased by the Defined Business Unit from nonmembers are characterized as nonpatronage and taxable. Earnings generated on grain purchased from the Company are considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of those earnings is considered taxable. Due to the high proportion of patronage earnings, deferred taxes resulting from temporary differences are not significant.

     SALES -- Sales of processed grains are recognized upon shipment to customers, net of freight charges.

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     REVENUE FROM SIGNIFICANT CUSTOMERS -- Sales to two customers accounted for 23% and 11% of total sales for the year ended May 31, 1997 and 24% and 15% of total sales for the year ended May 31, 1996.

     NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

     In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact the financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. RECEIVABLES


                                                     MAY 31,
                                         -------------------------------
                                              1998             1997
                                         --------------   --------------
   Trade .............................    $35,703,123      $26,857,249
   Other .............................        738,178          324,792
   Less allowance for losses .........       (683,804)        (321,269)
                                          -----------      -----------
                                          $35,757,497      $26,860,772
                                          ===========      ===========

3. INVENTORIES


                                                    MAY 31,
                                        -------------------------------
                                             1998             1997
                                        --------------   --------------
   Grain ............................    $11,617,912      $10,556,495
   Processed grain products .........      1,395,277        1,295,324
   Other ............................        771,873          419,796
                                         -----------      -----------
                                         $13,785,062      $12,271,615
                                         ===========      ===========

4. OTHER ASSETS


                                                                                   MAY 31,
                                                                        -----------------------------
                                                                             1998            1997
                                                                        -------------   -------------
   Goodwill, less accumulated amortization of $1,594,995 and
    $1,188,315, respectively ........................................   $ 4,505,065     $ 4,911,744
   Leasehold rights and other intangibles, less accumulated
    amortization of $5,670,602 and $5,144,723, respectively .........     6,242,811       6,902,811
                                                                        -----------     -----------
                                                                        $10,747,876     $11,814,555
                                                                        ===========     ===========

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

5. PROPERTY, PLANT, AND EQUIPMENT


                                             ESTIMATED                  MAY 31,
                                            USEFUL LIFE   -----------------------------------
                                             IN YEARS           1998               1997
                                           ------------   ----------------   ----------------
 Land ..................................                   $     397,726      $     397,726
 Grain processing plants ...............    15 to 45          37,015,956         29,767,710
 Machinery and equipment ...............     5 to 20          48,406,084         40,169,184
                                                           -------------      -------------
                                                              85,819,766         70,334,620
 Less accumulated depreciation .........                     (21,399,153)       (17,748,631)
                                                           -------------      -------------
                                                              64,420,613         52,585,989
 Construction-in-progress ..............                      21,206,752         16,544,531
                                                           -------------      -------------
                                                           $  85,627,365      $  69,130,520
                                                           =============      =============

     During the years ended May 31, 1998, 1997, and 1996, the Defined Business Unit capitalized interest of $338,700, $588,731, and $739,101, respectively.


6. BORROWINGS


     DUE TO HARVEST STATES COOPERATIVES:
     The Defined Business Unit satisfies its working capital needs through borrowings, both long-and short-term, from the Company to the extent the Company's borrowing capacity permits. Short-term borrowings of $16,738,969 and $22,413,445 were outstanding on May 31, 1998 and 1997, respectively.

     During the year ended May 31, 1997, the Company began charging the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 5.8% for each of the years ended May 31, 1998 and May 31, 1997, respectively. Amounts due from the Company will receive interest in the same manner at the same rate.

     Long-term borrowings:

                                                                                      MAY 31,
                                                                        -----------------------------------
                                                                              1998               1997
                                                                        ----------------   ----------------
   Harvest States Cooperatives, with fixed and variable interest
    rates from 6.41% to 8.75%, due in installments through 2005 .....    $  49,359,270      $  59,114,270
   Industrial Development and Public Grain Elevator Revenue
    Bonds, payable through July 2004,
     with an interest rate of 7.4% ..................................        1,850,000          2,100,000
                                                                         -------------      -------------
                                                                            51,209,270         61,214,270
   Less current portion .............................................      (10,005,000)       (10,005,000)
                                                                         -------------      -------------
                                                                         $  41,204,270      $  51,209,270
                                                                         =============      =============

     The principal maturities of long-term indebtedness outstanding at May 31, 1998 are as follows:


  Year ending May 31:
  1999 ..................................    $10,005,000
  2000 ..................................     10,005,000
  2001 ..................................      8,130,000
  2002 ..................................      7,125,000
  2003 ..................................      7,125,000
  2004 and thereafter ...................      8,819,270

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

7. DEFINED BUSINESS UNIT EQUITY
     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which have been defined as persons actually engaged in the production of agricultural products or associations of producers of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat equal to the number of Units held. Beginning in the fiscal year ending May 31, 1998, unit holders will participate in the net patronage sourced income from operations of the Wheat Milling Defined Business Unit as patronage refunds. EPUs represent an ownership interest in the Company, not the Defined Business Unit. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.

     See Note 12 for discussion of the Company's capital contribution to the Defined Business Unit on June 1, 1997.


8. RETIREMENT PLANS
     The Defined Business Unit, through the Company, has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. Government bonds, money market funds, and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were approximately $127,000, $136,000, and $46,000, respectively. The Defined Business Unit's portion of the actuarial present value or accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at May 31 for the Company's plan is as follows:


                                                                              1998             1997
                                                                         --------------   --------------
      Accumulated benefit obligation, including vested
       benefits of $84,901,955 and $75,515,800, respectively .........    $89,428,668      $77,644,611
      Projected benefit obligation for service rendered to date ......     94,075,077       78,660,275
      Plan assets at fair value ......................................     86,888,669       76,348,832

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.00% in 1998, and 7.75% in 1997 and 1996, and a rate of increase in future compensation of 5.00% in 1998, 1997, and 1996. The expected long-term rate of return on plan assets was 8.50% in 1998 and 1997 and 8.00% in 1996.


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

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 9. POSTRETIREMENT MEDICAL AND OTHER BENEFITS (CONTINUED)


     The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at May 31:


                                                                     1998              1997
                                                               ---------------   ---------------
      Accumulated postretirement benefit obligation
       (APBO):
       Retirees ............................................    $  4,469,542      $  4,371,635
       Fully eligible active plan participants .............       1,290,572           775,433
       Other active plan participants ......................       4,500,895         3,032,288
                                                                ------------      ------------
        Total APBO .........................................      10,261,009         8,179,356
      Unrecognized transition obligation ...................      (7,970,082)       (8,501,474)
      Unrecognized net gains ...............................       1,850,292         3,526,263
                                                                ------------      ------------
      Accrued postretirement medical and other benefits cost    $  4,141,219      $  3,204,145
                                                                ============      ============

     The net periodic costs billed to the Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were approximately $72,000, $65,000, and
$42,000, respectively.


     The calculations assumed a discount rate of 7.00% in 1998 and 7.75% in 1997 and 1996 and a health care cost trend rate of 9.00% in 1998, declining to 6.00% in 2004. If the health care cost trend rate increased by 1.00%, the APBO would increase by 7.30% and the service cost and interest cost components would increase by 9.90%.


10. PROVISION FOR INCOME TAXES

     Results of operations of the Wheat Milling Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes on an individual company basis for each of its defined business units and divisions.


     No significant deferred income tax provision was recorded by the Defined Business Unit.


     A reconciliation of the statutory federal tax rate to the effective rate for the years ended May 31 were as follows:


                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
        Statutory federal income tax rate .................       35.0%        35.0%        35.0%
        State and local income taxes, net of federal income
         tax benefit ......................................        5.0          4.9          4.3
        Patronage earnings ................................      (36.5)       (31.2)       (35.6)
        Other .............................................        4.2        (  .2)         2.8
                                                                 -----        -----        -----
        Effective rate ....................................        7.7%         8.5%         6.5%
                                                                 =====        =====        =====

11. COMMITMENTS AND CONTINGENCIES

     Leases for approximately 318 rail cars with remaining lease terms of one to ten years are used by the Defined Business Unit. In addition, leases for a milling facility, certain vehicles, and various manufacturing equipment are used by the Defined Business Unit.

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)


     Minimum rental payments due under these operating leases at May 31, 1998 are as follows:


                                                       MILLING
                                      RAIL CARS       FACILITY        OTHER         TOTAL
                                    -------------   ------------   ----------   -------------
   Years ending May 31:
    1999 ........................    $2,278,640     $  440,004      $32,902     $ 2,751,546
    2000 ........................     2,083,410        440,004       19,190       2,542,604
    2001 ........................     1,692,920        440,004        2,645       2,135,569
    2002 ........................       567,605        440,004                    1,007,609
    2003 ........................        82,000        466,668                      548,668
    2004 and thereafter .........                    2,080,000                    2,080,000
                                     ----------     ----------      -------     -----------
                                     $6,704,575     $4,306,684      $54,737     $11,065,996
                                     ==========     ==========      =======     ===========

     Total rent expense, net of rail car mileage credits received from the railroad and subleases, was $2,107,630, $2,144,838, and $1,624,576 for the
years ended May 31, 1998, 1997, and 1996, respectively. Mileage credits and sublease income were $214,999, $375,667, and $338,700 for the years ended May 31, 1998, 1997, and 1996, respectively.

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

     At May 31, 1998, the operations of the Defined Business Unit had outstanding grain purchase contracts of approximately 7,846,000 bushels at prices for durum ranging from $5.00 per bushel to $6.55 per bushel and prices for spring wheat ranging from $3.98 per bushel to $4.35 per bushel. In addition, the operations of the Defined Business Unit had outstanding sales contracts of both semolina and commercial baking flour totaling approximately $61,657,285.


12. RELATED-PARTY TRANSACTIONS
     Net sales for the year ended May 31, 1998, 1997, and 1996 included $98,839, $753,583, and $647,416, respectively, to related parties.

     The operations of the Defined Business Unit purchases substantially all of its durum and wheat from the Company, a related party. Included in cost of goods sold for the years ended May 31, 1998, 1997, and 1996 were $141,454,000, $138,000,000, and $122,900,000, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its defined business units and divisions. Such costs, including data processing, office services, and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance, and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Wheat Milling Defined Business Unit for the years ended May 31, 1998, 1997, and 1996 were $1,020,000, $1,000,000, and $950,000, respectively.

     On June 1, 1997, the Company contributed $38,800,000 in equity to the Defined Business Unit for the purpose of constructing a mill at Mount Pocono, Pennsylvania.

                      WHEAT MILLING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996

13. SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION
     Additional information concerning supplemental disclosures of cash flow activities for the years ended May 31 is as follows:


                                            1998            1997            1996
                                       -------------   -------------   -------------
      Net cash paid during year for:
       Interest ....................    $3,121,893      $5,229,669      $4,457,797
       Income taxes ................       475,000         300,000         200,000

14. SUBEQUENT EVENT
     Effective June 1, 1998 Harvest States Cooperatives combined with Cenex, Inc. to form Cenex Harvest States Cooperatives and, as such, EPUs now represent an ownership interest in Cenex Harvest States Cooperatives.