Form 10-QT
period 1998-06-01
CENEX HARVEST STATES COOPERATIVES
filed 1998-10-14
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-Q TRANSITION REPORT

(Mark One)

[ ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 1998 to August 31, 1998.


   Commission File Number   333-17865


                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

              MINNESOTA                              41-0251095
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

5500 CENEX DRIVE, INVER GROVE HEIGHTS, MN 55077      (651) 451-5151
(Address of principal executive offices and          (Registrant's telephone
 zip code)                                           number including area code)

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

                NONE                                NONE
               (Class)                 (Number of shares outstanding at
                                       August 31, 1998)

                                     INDEX
                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

  Item 1. Financial Statements

  Consolidated Balance Sheets as of May 31, 1998 and August 31, 1997 and 1998 (unaudited)

  Consolidated Statements of Earnings for the three months ended
  August 31, 1997 and 1998 (unaudited)

  Consolidated Statements of Cash Flows for the three months ended August 31, 1997 and 1998 (unaudited)

  Notes to Consolidated Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

  Item 1. Financial Statements

  Balance Sheets as of May 31, 1998 and August 31, 1997 and 1998
  (unaudited)

  Statements of Earnings for the three months ended August 31, 1997 and 1998 (unaudited)

  Statements of Cash Flows for the three months ended August 31, 1997 and 1998 (unaudited)

  Notes to Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

  Item 1. Financial Statements

  Balance Sheets as of May 31, 1998 and August 31, 1997 and 1998
  (unaudited)

  Statements of Earnings for the three months ended August 31, 1997 and 1998 (unaudited)

  Statements of Cash Flows for the three months ended August 31, 1997 and 1998 (unaudited)

  Notes to Financial Statements (unaudited)

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

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE

                          PART I. FINANCIAL INFORMATION

                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Transition Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

  SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply is affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crisis's in Asia has impacted, and is expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely effect the demand for fertilizer, chemicals, and petroleum products sold by the Company and used to produce the crop. Demand may also be affected by changes in eating habits, by population growth and increased or decreased per capita consumption of some products.

  PRICE RISKS. Upon purchase, the Company has risks of carrying grain and petroleum, including price changes and performance risks (including delivery, quality, quantity and shipment period), depending upon the type of purchase contract. The Company is exposed to risk of loss in the market value of positions held, consisting of grain and petroleum inventory and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase. To reduce the price change risks associated with holding fixed priced positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an option futures contract) on regulated commodity futures exchanges.

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

  Commencing in June 1998, the Wheat Milling Defined Business Unit began conversion of a semolina line to bakery flour at the Huron mill. This project is anticipated to be completed in late October 1998 and until then, will negatively impact profitability.

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to the Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                      May 31,         August 31,        August 31,
                                                       1998              1997              1998
                                                  --------------    --------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                      $   76,740,575    $   25,226,328    $  112,485,699
   Receivables                                       555,197,542       543,692,013       453,559,492
   Inventories                                       523,019,559       477,519,865       478,997,710
   Other current assets                               36,996,360        57,393,212        51,477,895
                                                  --------------    --------------------------------
       Total current assets                        1,191,954,036     1,103,831,418     1,096,520,796

OTHER ASSETS:
   Investments                                       356,546,154       327,213,415       358,081,678
   Other                                              96,116,277        91,880,809        96,674,735
                                                  --------------    --------------------------------
      Total other assets                             452,662,431       419,094,224       454,756,413

PROPERTY PLANT AND EQUIPMENT                         893,426,710       847,131,007       915,675,439
                                                  --------------    --------------------------------
                                                  $2,538,043,177    $2,370,056,649    $2,466,952,648
                                                  ==============    ================================


                            LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
   Notes payable                                  $   53,500,000    $   35,030,548    $      475,200
   Patrons credit balances                            42,876,236        39,935,763        41,324,189
   Patrons advance payments                          107,935,453       154,007,555       147,009,462
   Drafts outstanding                                 33,568,876        26,403,934        26,366,742
   Accounts payable and accrued expenses             636,518,268       554,147,504       530,099,592
   Patronage dividends and retirements payable        60,019,000        69,300,000        62,262,331
   Current portion of long-term debt                  39,548,281        27,691,588        13,855,262
                                                  --------------    --------------------------------
        Total current liabilities                    973,966,114       906,516,892       821,392,778

LONG-TERM DEBT                                       374,869,784       314,527,611       442,655,640

OTHER LIABILITIES                                     72,113,175        81,901,538        75,800,972

MINORITY INTERESTS IN SUBSIDIARIES                    58,603,489        60,550,789        59,926,302

COMMITMENTS AND CONTINGENCIES

CAPITAL                                            1,058,490,615     1,006,559,819     1,067,176,956
                                                  --------------    --------------------------------
                                                  $2,538,043,177    $2,370,056,649    $2,466,952,648
                                                  ==============    ================================


           See notes to consolidated financial statements (unaudited)

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                        August 31,
                                            --------------------------------
                                                  1997               1998
                                                  ----               ----
REVENUES:
   Sales:
      Grain and oilseed                     $1,030,047,706    $  810,722,850
      Petroleum products                       414,947,841       343,747,507
      Agronomy                                 138,672,929        91,231,145
      Processed grain and oilseed              130,769,655       145,644,623
      Feed and farm supplies                   126,568,160       126,906,519
                                            --------------------------------
                                             1,841,006,291     1,518,252,644

   Patronage dividends                           7,419,761        14,042,100
   Other revenues                               19,067,081        18,518,541
                                            --------------------------------
                                             1,867,493,133     1,550,813,285
                                            --------------------------------
COSTS AND EXPENSES:
   Cost of good sold                         1,780,171,256     1,485,322,219
   Marketing, general and administrative        29,586,496        31,105,355
   Interest                                      8,197,413        12,303,315
   Minority Interests                            5,461,750         3,251,022
                                            --------------------------------
                                             1,823,416,915     1,531,981,911
                                            --------------------------------

EARNINGS BEFORE INCOME TAXES                    44,076,218        18,831,374

INCOME TAXES                                     8,865,000         2,895,000
                                            --------------------------------

NET EARNINGS                                $   35,211,218    $   15,936,374
                                            ================================


           See notes to consolidated financial statements (unaudited)

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  August 31,
                                                        -------------------------------
                                                              1997              1998
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $  35,211,218     $  15,936,374
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                          18,313,845        20,551,534
    Noncash net (income) loss from joint ventures          (4,571,338)        8,502,146
    Noncash portion of patronage dividends received        (5,183,080)       (9,305,325)
    Gain on sale of property, plant and
     equipment                                             (1,010,392)         (458,176)
    Changes in operating assets and liabilities:
      Receivables                                          60,703,797       102,666,975
      Inventories                                          59,467,737        44,021,849
      Prepaid expenses, deposits and other                     76,209       (17,211,995)
      Patrons credit balances                              15,404,252        (1,552,047)
      Patrons advance payments                              3,015,614        39,074,009
      Accounts payable, accrued expenses,
       drafts outstanding and other                       (55,390,055)     (109,933,013)
                                                        -------------------------------
           Total adjustments                               90,826,589        76,355,957
                                                        -------------------------------
           Net cash provided by operating
            activities                                    126,037,807        92,292,331

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant and
   equipment                                                2,379,486           824,495
  Investments redeemed                                      2,162,281           390,890
  Acquisition of property, plant and equipment            (32,764,509)      (41,152,399)
  Changes in notes receivable                                (975,634)          272,313
  Investments                                               3,956,318        (1,591,953)
  Other                                                       734,755           327,127
                                                        -------------------------------
          Net cash used in investing activities           (24,507,303)      (40,929,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of notes payable                        (113,347,307)      (53,024,800)
  Long-term debt borrowings                                                 359,077,740
  Principal payments on long-term debt                     (9,876,230)     (317,219,868)
  Principal payments under capital lease obligations       (4,874,956)           (8,970)
  Redemptions of equity                                    (2,152,613)       (4,441,782)
                                                        -------------------------------
            Net cash used in financing
             activities                                  (130,251,106)      (15,617,680)
                                                        -------------------------------

(DECREASE) INCREASE IN CASH                               (28,720,602)       35,745,124

CASH, BEGINNING OF PERIOD                                  53,946,930        76,740,575
                                                        -------------------------------

CASH, END OF PERIOD                                     $  25,226,328     $ 112,485,699
                                                        ===============================


           See notes to consolidated financial statements (unaudited)

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited consolidated statements of earnings for the three-month period ended August 31, 1998 and 1997, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of May 31, 1998 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


NOTE 2. RECEIVABLES

                                              May 31,         August 31,        August 31,
                                               1998              1997              1998
                                          -------------     -------------------------------
Trade ................................    $ 540,215,491     $ 513,481,922     $ 436,869,609
Elevator accounts ....................       23,478,016        45,072,095        36,390,250
Other ................................       15,691,171        10,219,285         3,614,191
                                          -------------     -------------------------------
                                            579,384,678       568,773,302       476,874,050
  Less allowance for losses ..........      (24,187,136)      (25,081,289)      (23,314,558)
                                          -------------     -------------------------------
                                          $ 555,197,542     $ 543,692,013     $ 453,559,492
                                          =============     ===============================


NOTE 3. INVENTORIES

                                              May 31,         August 31,        August 31,
                                               1998              1997              1998
                                          -------------     -------------------------------
Petroleum products ...................    $ 208,055,542     $ 223,637,957     $ 178,792,039
Grain and oilseed ....................      148,381,119       134,345,410       152,874,078
Agronomy .............................       82,167,871        69,422,844        80,029,854
Processed grain and oilseed products .       37,543,688        22,147,222        37,463,894
Feed and Farm supplies ...............       46,871,339        27,966,432        29,837,845
                                          -------------     -------------------------------
                                          $ 523,019,559     $ 477,519,865     $ 478,997,710
                                          =============     ===============================


NOTE 4. COMPREHENSIVE INCOME

As of June 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities as well as the Company's charge to equity related to its pension liability to be included as components of other comprehensive income.

During the three months ended August 31, 1998 and 1997, total comprehensive income amounted to $14,641,974 and $35,211,218, respectively. Accumulated other comprehensive income (loss) at August 31, 1998 and 1997 and May 31, 1998 was $(99,465), $1,281,207 and $1,194,935, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) with Harvest States the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and bylaws of Harvest States Cooperatives were restated and the name Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives" (the Company).

    As a result of the Combination, the Company has changed its fiscal year to August 31, and is filing this Form 10-Q Transition Report under Rule 15
(d)(10)(c) for the three-month period ended August 31, 1998.

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

    This Combination has been accounted for as a pooling of interest and as a result all comparative financial information has been restated to include the financial statements of Cenex and Harvest States.

    Effective June 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general financial statements. See notes to the consolidated financial statements for disclosures relative to this Standard.

    In June, 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Disclosures relative to SFAS 131 are not required for interim periods in the initial year of application. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

    In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

    The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including an inability to process transactions or engage in similar normal business activities. Furthermore, should other companies or entities with whom the Company has a supplier or a customer relationship encounter business disruption because of the year 2000 issue, the Company in turn could experience disruption of normal business processes and as a result incur additional costs or loss of revenue.

    In preparation for the Year 2000, the Company has reviewed the primary internally-developed software programs used within the divisions and defined business units comprising the Company before the June 1, 1998 merger with Cenex. Appropriate changes were made to that software to accommodate the Year 2000. In addition, the Company has engaged an information technology consulting firm for the purpose of appraising the Company's Year 2000 readiness, identifying critical software applications which are not Year 2000 compliant, remediating such applications, testing corrections to software, developing contingency plans in the event that all software problems are not corrected by the year 2000, and assisting with certifications of key supplier's Year 2000 readiness. This Year 2000 plan and action program encompasses all areas of the Company. The Company will also assess, to the extent practical, embedded technology in its processing equipment. It is expected that the assessment phase of the project will be completed by December 31, 1998, and that the remedial portion of the project will be completed by June 30, 1999. Management believes that the total cost to the Company to review and correct its own computer systems will not exceed $1 million, of which approximately $300,000 was expended through August 31, 1998.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

    The Company's consolidated net earnings for the three months ended August 31, 1998 and 1997 were $16,000,000 and $35,200,000, respectively, which represents a $19,200,000 (55%) decrease for the period ended in 1998. Relatively low commodity prices had a direct impact on volume at the Company's country elevator and grain exporting facilities, and influenced demand for crop protection and plant food products. With reduced volumes in most of the Company's business operations, gross margins were eroded considerably by fixed costs.

    Consolidated net sales of $1,518,000,000 decreased $323,000,000 (18%) during the three-month period ended August 31, 1998 compared to the same period in 1997. Grain volume of approximately 230,000,000 bushels during the three months ended August 31, 1998 declined 27,000,000 bushels compared to 1997. In addition to decreased volumes, the average weighted sales price for all grains and oilseeds marketed by the Company declined by 41 cents a bushel. Total grain and oilseed sales decreased approximately $220,000,000 as a result of these two factors.

    While the gallon sales of refined fuels increased slightly during the three-month period ended August 31, 1998 compared with the same period in 1997, a reduced average sales price of 18 cents a gallon resulted in a decline in sales of approximately $71,000,000 for petroleum products during the 1998 period compared with 1997.

    Wholesale agronomy product sales declined approximately $48,000,000 during the three months ended August 31, 1998 compared to the same period in 1997, the result of a 12% decrease in fertilizer volumes, and 10% decrease in the average per ton sales price of such product.

    Processed grain and oilseed sales increased approximately $15,000,000 during the three months ended August 31, 1998 compared to the same period in 1997. This change is primarily attributable to increased volume within the Company's Oilseed Processing and Refining Defined Business Unit, where soymeal sales volume increased from approximately 105,000 tons during the three months ended August 31, 1997 to approximately 215,000 tons in 1998. During the three months ended August 31, 1997, the crushing plant was closed for 41 days to allow for the installation of new equipment. During the 1998 period, the crushing plant operated at its normal capacity.

    Retail feed and farm supply sales remained essentially unchanged between the two periods, although sales during the 1998 period represented a decline in sales relationship to actual retail capacity due to the addition of several retail locations since the end of the 1997 period.

    Cost of goods sold of $1,485,000,000 decreased approximately

$295,000,000 (17%) during the three months ended August 31, 1998 compared to the same period in 1997. Reduced volumes and raw material costs in most of the Company's business activities, as discussed in the sales section of this analysis, produced most of this reduction in costs. Although the commodity and other raw material costs which are a component of costs of goods sold changed in relative proportion to sales dollars, fixed operating costs remain constant regardless of volume and price activity. This factor contributed to an erosion in total gross margin of approximately $28,000,000 (46%) during the three months ended August 31, 1998 compared with the same period in 1997.

    Patronage dividends increased approximately $6,600,000 (89%) during the three months ended August 31, 1998 compared to the same period in 1997 resulting from higher patronage earnings distributed by cooperative customers and suppliers.

    Other revenue of $18,500,000 decreased $500,000 (3%) for the three months ended August 31, 1998 compared to the same period in 1997. Earnings from the Company's nonconsolidated consumer products packaging joint venture decreased approximately $1,100,000 for the three months ended August 31, 1998 compared to the same period in 1997. Earnings from the Company's share of a grain exporting joint venture declined approximately $900,000 during the 1998 period compared to 1997. In addition, the Company experienced a decline in service income at its export terminals due to reduced bushel volume activity at these locations. These reductions in other revenues were partially offset by a $2,900,000 increase in interest income. Because of the relatively low cost of grain during the period ended August 31, 1998, the Company had no short term borrowing requirements. In addition, the Company's refinancing program in anticipation of long term capital requirements, completed in June of 1998, produced temporary cash available for short term investment.

    Marketing, general, and administrative expenses of $31,100,000 for the three months ended August 31, 1998 increased $1,500,000 (5%) compared to the same three months ended in 1997. Costs related to the relocation of staff and consolidation of the business units, and a warranty claim for the re-roofing of a building which had been part of the Company's capital contribution to the consumer products packaging joint venture comprised the majority of this increase.

    Interest expense of $12,300,000 for the three months ended August 31, 1998 represents a increase of $4,100,000 (50%) compared to the same period in 1997. Long-term borrowing to finance the acquisition of property, plant and equipment generated most of this additional expense. Long-term debt proceeds not yet expended for fixed assets generated interest income as discussed in the Other Revenue discussion above, and should be considered as an offset to a portion of the increase in interest expense.

    Minority interest in operations for the three-month periods ended August 31, 1998 and 1997 were $3,250,000 and $5,450,000, respectively. Substantially all of the minority interest is in National Cooperative

Refinery Association (NCRA), which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of that operation.

    Income tax expense of $2,900,000 and $8,900,000 for the three-month periods ended August 31, 1998 and 1997, respectively, resulted in effective tax rates of 15.4% and 20.1%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

    Operating activities of the Company used net cash of $92,300,000 and $126,000,000 for the three months ended August 31, 1998 and 1997, respectively. Net cash from operating activities during both periods is primarily attributable to earnings and the reduction of working capital requirements. Working capital requirements decreased $57,100,00 and $83,300,000 for the three months ended August 31, 1998 and 1997, respectively, thereby contributing to cash provided by operating activities.

CASH FLOWS FROM INVESTING

    Investing activities of the Company used net cash of $40,900,000 during the three-month period ended August 31, 1998. Expenditures for the acquisition of property, plant and equipment of $41,200,000 and additional investments in joint ventures of $1,600,000 were partially offset by proceeds from the disposition of property, plant and equipment and the redemption of prior investments. Capital expenditures for the fiscal year beginning on September 1, 1998 are projected to be approximately $196,000,000.

    During the three months ended August 31, 1997, the Company used net cash of $24,500,000 in its investing activities. Cash used for the acquisition of property, plant and equipment of $32,800,000 was partially offset by proceeds received for the disposition of fixed assets of $2,400,000, and cash from cooperative and joint venture investments of approximately $6,100,000.

CASH FLOWS FROM FINANCING

    The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. In June, 1998 the Company established a 364-day credit facility of $400,000,000 and a five-year revolving facility of $200,000,000, all of which is committed. In addition to these credit lines, the Company has a 364-day credit facility dedicated to NCRA, with the St. Paul Bank for Cooperatives in the amount of $52,000,000, all of which is committed, and a 364-day credit facility dedicated to Swiss Valley Cooperative, a subsidiary of which the Company owns 60%, with CoBank in the amount of $750,000, all of which is committed. On August 31, 1998 the Company had total short-term indebtedness on these various facilities totaling $475,000. On May 31, 1998, the Company had $53,500,000
outstanding on its short-term lines of credit. This decrease in short-term borrowing is primarily attributable to a decrease in grain volume and prices, as well as to the seasonality of petroleum and agronomy activity.

    The Company has in the past financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term loan agreements through the banks for cooperatives. On May 31, 1998, the Company had total indebtedness related to these long-term lines of credit of $373,800,000, of which approximately $36,000,000 represented long-term borrowings by NCRA. In June, 1998, the Company established a new long-term credit agreement through the banks for cooperatives whereby the Company repaid $280,200,000 of the loan balance, and borrowed $134,000,000 on the new long-term facility with the banks for cooperatives. This new facility commits $200,000,000 of long-term borrowing capacity to the Company, with repayments through the year 2009. The amount outstanding on this credit agreement on August 31, 1998 was $134,000,000 with $66,000,000 remaining available. Regarding the $94,200,000 of long-term indebtedness not included as part of the refinancing, $36,200,000 was repaid during the three months ended August 31, 1998, leaving an outstanding balance on separate facilities of $58,000,000, with payments due through the year 2008.

    Also in June 1998, as part of the refinancing program for the merged operations, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225,000,000. Repayments will be made in equal installments of $37,500,000 each in the years 2008 through 2013.

    In addition, the Company had long-term indebtedness on May 31, 1998 and August 31, 1998 of $40,600,000 and $39,500,000, respectively, in the form of Industrial Revenue Bonds, capitalized leases, and miscellaneous notes payable.

    In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. In September, 1998, the Company distributed patronage dividends to patrons based upon the operating results of the former Harvest States portion of the business for its year ended May 31, 1998. The cash portion of this distribution, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage was approximately $15,100,000. The patronage earnings of the former Cenex portion of the business for the period ended May 31, 1998, and the patronage earnings resulting from the combined operations for the three months ended August 31, 1998 will be distributed in early calendar year 1999, and is expected to be approximately $29,000,000. The cash portion of that distribution, as authorized by the Board of Directors, will be 80% for Equity Participation Units and 30% for regular patronage.

    Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date continue to be eligible for patronage certificate redemptions at the age of 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total equity redemptions, related to the May 31, 1998 fiscal year end of the former Harvest States operating units, the eight-month reporting period of the former Cenex operating units ended on May 31, 1998, and the three-month period ended August 31, 1998 for the combined operations of Cenex Harvest States Cooperatives, is expected to be approximately $24,000,000, of which approximately $4,400,000 was redeemed during the three months ended August 31, 1998. Total equity redemptions during the three months ended August 31, 1997 were approximately $2,200,000.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                   MAY 31,      AUGUST 31,     AUGUST 31,
                                                    1998          1997           1998
                                                -----------    --------------------------
                                                               (Unaudited)    (Unaudited)
CURRENT ASSETS:
  Receivables                                   $32,585,292    $27,236,349    $28,703,118
  Inventories                                    23,758,625      8,597,711     18,569,191
  Prepaid expenses and deposits                     185,399      2,689,345
                                                -----------    --------------------------
    Total current assets                         56,529,316     38,523,405     47,272,309

PROPERTY, PLANT AND EQUIPMENT                    34,952,626     40,840,799     35,596,082

                                                -----------    --------------------------
                                                $91,481,942    $79,364,204    $82,868,391
                                                ===========    ===========    ===========


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Cenex Harvest States Cooperatives      $22,890,878    $15,315,742    $15,071,383
  Accounts payable and accrued expenses          10,527,468     10,657,464      9,319,963
                                                -----------    --------------------------
      Total current liabilities                 $33,418,346    $25,973,206    $24,391,346


COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                     58,063,596     53,390,998     58,477,045
                                                -----------    --------------------------
                                                $91,481,942    $79,364,204    $82,868,391
                                                ===========    ==========================


                  See notes to financial statements (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                                  ----------

                                                             1997            1998
                                                             ----            ----
REVENUES:
 Processed oilseed sales                                 $ 86,349,147   $ 98,919,540
 Other revenue                                              1,204,155        979,807

                                                         ---------------------------
                                                           87,553,302     99,899,347
COSTS AND EXPENSES:
  Cost of goods sold                                       82,461,185     95,169,378
  Marketing, general and administrative                     1,247,279      1,256,805
  Interest                                                      9,451        250,776
                                                         ---------------------------

                                                           83,717,915     96,676,959

                                                         ---------------------------
EARNINGS BEFORE INCOME TAXES                                3,835,387      3,222,388

INCOME TAXES                                                  675,000        525,000

                                                         ---------------------------
NET EARNINGS                                             $  3,160,387   $  2,697,388
                                                         ===========================


                  See notes to financial statements (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            AUGUST 31,
                                                            ----------

                                                      1997               1998
                                                      -----              ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                   $   3,160,387      $   2,697,388
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                      471,819            551,360
    Gain on disposal of property,
      plant and equipment                             (456,102)
    Changes in operating assets and liabilities:
      Receivables                                    6,933,327          3,882,174
      Inventories                                   14,252,988          5,189,434
      Prepaid expenses and deposits                   (379,182)           185,399
      Accounts payable and accrued
        expenses                                    (2,783,458)        (1,207,505)

                                                 --------------------------------
      Total adjustments                             18,039,392          8,600,862

      Net cash provided by                       --------------------------------
       operating activities                         21,199,779         11,298,250
                                                 --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property,
    plant and equipment                                456,102
  Acquisition of property, plant and
    equipment                                       (8,227,058)        (1,194,816)

                                                 --------------------------------
       Net cash used in investing activities        (7,770,956)        (1,194,816)
                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from Cenex Harvest
   States Cooperatives                             (10,268,436)        (7,819,495)
  Defined business unit equity distributed          (3,160,387)        (2,283,939)

      Net cash used in                           --------------------------------
       financing activities                        (13,428,823)       (10,103,434)
                                                 --------------------------------

INCREASE (DECREASE) IN CASH                                 --                 --

CASH, BEGINNING OF PERIOD                                   --                 --

                                                 --------------------------------
CASH, END OF PERIOD                                         --                 --
                                                 ================================


                  See notes to financial statements (unaudited)

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited statements of earnings for the three-month period ended August 31, 1998 and 1997, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit financial statements for the year ended May 31, 1998 which is included in the Cenex Harvest States Cooperatives' Report on Form 10-K dated August 27, 1998, previously filed with the Commission.


NOTE 2. INVENTORIES

                                    May 31,       August 31,      August 31,
                                     1998            1997           1998
                                 -----------     ---------------------------
                                                 (unaudited)     (unaudited)

Oilseed ....................     $ 6,925,703     $ 1,682,570     $   712,466
Processed Oilseed Products .      16,832,922       6,915,141      17,856,725
                                 -----------     ---------------------------
                                 $23,758,625     $ 8,597,711     $18,569,191
                                 ===========     ===========================

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Pursuant to a Plan of Combination dated May 29,1998 (the Plan of Combination), CENEX, Inc. and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) with Harvest States the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and bylaws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives" (the Company).

    As a result of the Combination, the Company has changed its fiscal year to August 31, and is filing this Form 10-Q Transition Report under Rule 15
(d)(10)(c) for the three-month period ended August 31, 1998.

RESULTS OF OPERATIONS

    Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                           THREE MONTHS ENDED
                                                AUGUST 31,

                                      ----------------------------
                                          1997             1998
                                          -----            ----

Pretax Earnings                       $ 3,835,387      $ 3,222,388
Earnings from purchased oil            (1,928,819)         (57,794)
Nonpatronage joint venture income        (737,836)        (975,957)
Book to tax differences                                   (121,409)
                                      ----------------------------
Tax basis earnings                    $ 1,168,732      $ 2,067,228
                                      ============================

Bushels Processed                       4,607,366        9,467,186
Earnings per Bushel                   $     0.254      $     0.218
                                      ============================



    Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales.

                                           THREE MONTHS ENDED
                                                AUGUST 31,

                                          ---------------------
                                          1997            1998
                                          -----           ----
Gross Margin percentage                   4.50%           3.79%
Marketing, General and Administrative     1.44%           1.27%
Interest                                  0.01%           0.25%


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

    The Oilseed Processing and Refining Defined Business Unit's net earnings of $2,700,000 for the three months ended August 31, 1998 represents a $500,000 decrease (15%) compared to the same period in 1997. This decrease is primarily attributable to lower gross margins for refined oil. The average gross margin per pound on refined oil generated by the Oilseed Processing and Refining Defined Business Unit during the three months ended August 31, 1998 declined 33% compared to that margin for the same three-month period of a year ago. The impact of that reduction in profitability was partially offset by increased sales volume of soymeal, at an average gross margin per ton 40% higher than that of a year ago.

    Net sales of $98,900,000 for the three-month period ended August 31, 1998 increased by $12,600,000 (15%) compared to the same period in 1997. During the three months ended August 31, 1997, the crushing portion of the plant was shutdown for 41 days to allow for the installation of new equipment. As a result, soymeal and soyflour sales activity was reduced to approximately 110,000 tons during the 1997 period, compared with almost 230,000 tons during the current three-month period. While increased processing volume increased sales dollars, a significant decline of approximately $110 a ton in the sales price partially offset the volume variance. Together, these factors increased sales approximately $6,000,000. For the refined oil portion of the business, volumes were approximately the same in each of the three-month periods, while an increase in the per pound price of refined soybean oil increased sales approximately $6,600,000.

    Other revenues of $980,000 during the three months ended August 31, 1998 decreased approximately $225,000 (19%) compared to the same period in 1997. During the 1997 period, the Oilseed Processing and Refining Defined Business Unit recognized gains on disposal of replaced equipment sold at salvage value of approximately $450,000. Also included in other revenues for both of the three-month periods is income from an oilseed joint venture. Income from this source during the 1998 period exceeded that recognized in the 1997 period by approximately $240,000.

    Cost of goods sold of $95,200,000 for the three months ended August 31, 1998 increased $12,700,000 (15%) compared to the same period ended in 1997. This change is primarily attributable to the increase in soymeal volume discussed above in the sales analysis, partially offset by a decline of approximately $2 per bushel in cost of soybeans.

    Marketing, general and administrative expenses of $1,250,000 for the three months ended August 31, 1998 was essentially unchanged from the same period in 1997.

    Interest expense for the three months ended August 31, 1998 was $250,000, compared with $10,000 of a year ago. This $240,000 increase is primarily attributable to increased average inventory levels during the current period. During the 1997 period, soybean and processed product inventories were minimal during the shutdown period discussed above, as were receivables related to the sale of processed soybean products.

LIQUIDITY AND CAPITAL RESOURCES

    The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended August 31, 1998 and 1997, respectively, provided net cash of $11,300,000 and $21,200,000 due to net earnings of $2,700,000 and $3,200,000 and decreased working capital requirements of $8,000,000 and $17,400,000, respectively.

CASH FLOWS FROM INVESTING

    The Oilseed Processing and Refining Defined Business Unit used cash of $1,200,000 and $8,200,000 during the three months ended August 31, 1998 and 1997, respectively, for the purchase of property, plant and equipment. During the 1997 period, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $450,000 as proceeds for replaced equipment sold at salvage value.

    During the second quarter of the fiscal year ended May 31, 1998 the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10,267,000 for the sale of soybean processing equipment. Most of the equipment was purchased during the three months ended August 31, 1997, then entered into a leaseback transaction.

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

    The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15,100,000 on August 31, 1998 compared with $22,900,000 on May 31, 1998. These interest bearing balances reflect working capital and fixed asset financing requirements.

    In July 1998 the Company announced its site selection for the construction of a new soybean processing and refining plant in southwestern Minnesota. The facility, to be constructed near the city of Fairmont, Minnesota, is expected to cost between $60 million and $90 million. The precise configuration and size of the facility has yet to be determined. The new facility may be financed with debt, open membership equity, additional equity participation units, or a combination of these financing alternatives.

    As a result of the year end change (from May 31 to August 31) as noted at the beginning of this discussion, the total net income from the Defined Business Unit will be withdrawn by the Company from the Defined Business Unit except to the extent that patronage dividends are not paid in cash and are retained in the Business Unit as equity. Such dividends retained as equity from Equity Participation Unit share of earnings are expected to be approximately $4,000 and will be matched with equity on behalf of the Company's open membership in proportion to Non-Equity Participation Unit bushels processed of approximately $410,000.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                                MAY 31,        AUGUST 31,      AUGUST 31,
                                                                 1998            1997            1998
                                                             ------------    ----------------------------
                                                                              (Unaudited)     (Unaudited)
CURRENT ASSETS:
  Receivables                                                $ 35,757,497    $ 38,279,324    $ 35,227,643
  Due from Cenex Harvest States Cooperatives                                    8,838,871
  Inventories                                                  13,785,062      13,549,511      18,894,703
  Prepaid expenses and deposits                                   393,085         303,555         429,771
                                                             ------------    ----------------------------

    Total current assets                                       49,935,644      60,971,261      54,552,117

OTHER ASSETS                                                   10,747,876      11,547,885      10,481,206

PROPERTY, PLANT AND EQUIPMENT                                  85,627,365      70,472,298      97,428,174
                                                             ------------    ----------------------------
                                                             $146,310,885    $142,991,444    $162,461,497
                                                             ============    ============================


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY


CURRENT LIABILITIES:
  Due to Cenex Harvest States Cooperatives                   $ 16,738,969                    $ 33,238,251
  Accounts payable and accrued expenses                        10,404,665    $ 17,868,851      12,669,809
  Current portion of long-term debt                            10,005,000      10,005,000      10,005,000
                                                             ------------    ----------------------------

      Total current liabilities                                37,148,634      27,873,851      55,913,060

LONG-TERM DEBT                                                 41,204,270      48,520,521      38,515,520

COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                                   67,957,981      66,597,072      68,032,917
                                                             ------------    ----------------------------
                                                             $146,310,885    $142,991,444    $162,461,497
                                                             ============    ============================


                  See notes to financial statements (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                             STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   AUGUST 31,
                                                                   ----------
                                                              1997              1998
                                                              ----              ----
REVENUES:
 Processed grain sales                                    $ 44,420,508     $ 46,914,301
 Other income                                                  286,767
                                                          -----------------------------

                                                            44,707,275       46,914,301
COSTS AND EXPENSES:
  Cost of goods sold                                        40,570,296       43,738,152
  Marketing, general and administrative                      1,641,583        2,065,806
  Interest                                                   1,079,412          843,564
                                                          -----------------------------

                                                            43,291,291       46,647,522
                                                          -----------------------------

EARNINGS BEFORE INCOME TAXES                                 1,415,984          266,779

INCOME TAXES                                                   125,000           25,000

                                                          -----------------------------
NET EARNINGS                                              $  1,290,984     $    241,779
                                                          =============================


                  See notes to financial statements (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                             ----------
                                                         1997            1998
                                                         ----            ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net earnings                                      $  1,290,984     $    241,779
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Depreciation and amortization                      1,218,342        1,257,050
    Changes in operating assets and liabilities:
      Receivables                                    (11,418,552)         529,854
      Inventories                                     (1,277,896)      (5,109,641)
      Prepaid expenses and deposits                      537,175          (36,686)
      Accounts payable and accrued
        expenses                                       8,375,446        2,265,144

                                                    -----------------------------
       Total adjustments                              (2,565,485)      (1,094,279)

       Net cash used in operating                   -----------------------------
        activities                                    (1,274,501)        (852,500)
                                                    -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                         (2,293,449)     (12,791,189)

                                                    -----------------------------
       Net cash used in investing activities          (2,293,449)     (12,791,189)
                                                    -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments to) borrowings from
   Cenex Harvest States Cooperatives                 (31,252,316)      16,499,282
  Capital from Cenex Harvest States Cooperatives      38,800,000
  Principal payments on long-term debt                (2,688,750)      (2,688,750)
  Defined business unit equity distributed            (1,290,984)        (166,843)

      Net cash provided by financing                -----------------------------
       activities                                      3,567,950       13,643,689
                                                    -----------------------------

INCREASE (DECREASE) IN CASH                                   --               --

CASH, BEGINNING OF PERIOD                                     --               --

                                                    -----------------------------
CASH, END OF PERIOD                                           --               --
                                                    =============================


                  See notes to financial statements (unaudited)

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited statements of earnings for the three-month period ended August 31, 1998 and 1997, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit's financial statements for the year ended May 31, 1998 which is included in the Cenex Harvest States Cooperatives' Report on Form 10-K dated August 27, 1998, previously filed with the Commission.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) with Harvest States the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and bylaws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives" (the Company).

    As a result of the Combination, the Company has changed its fiscal year to August 31, and is filing this Form 10-Q Transition Report under Rule 15
(d)(10)(c) for the three-month period ended August 31, 1998.

RESULTS OF OPERATIONS

    Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                         THREE MONTHS ENDED
                                              AUGUST 31,

                                      ---------------------------
                                          1997             1998
                                          ----             ----

Pretax Earnings                       $ 1,415,984     $   266,779
Book to tax differences                                   103,694
                                      ---------------------------
Tax basis earnings                    $ 1,415,984     $   370,473
                                      ===========================

Bushels Milled                          7,099,685       8,156,304
Earnings per Bushel                   $     0.199     $     0.045
                                      ===========================

    Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                          THREE MONTHS ENDED
                                               AUGUST 31,

                                      --------------------------
                                        1997              1998
                                        -----             ----

Gross Margin percentage                 8.67%             6.77%
Marketing and Administrative            3.70%             4.40%
Interest                                2.43%             1.80%


COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

    The Wheat Milling Defined Business Unit's net earnings of $242,000 for the three-month period ended August 31, 1998 decreased $1,049,000 (81%) compared to the same period in 1997. Commencing in June and continuing throughout the period, the Defined Business Unit began conversion of a semolina line at the Huron mill to hard wheat bakery flour. This disruption of production resulted in a 35% decline in volume, compared to the same period in 1997. While fixed costs at the facility remained relatively constant with the prior period, revenues net of raw material costs declined significantly. This situation caused operating earnings to decline approximately $1,400,000. This decline in profit contribution from the Huron mill was partially offset by increased volume from the other mills. The Huron conversion project is anticipated to be completed in late October 1998 and until then, will negatively impact profitability.

    Net sales for the three months ended August 31, 1998 of $46,900,000 increased $2,500,000 (6%) compared to the same period in 1997. Increased sales volume for all products of approximately 600,000 hundred weights, offset by a 76 cent per hundred weight average reduction in sales price produced this increase in sales dollars. The increased sales volume was primarily through the Houston and Rush City mills, offset by a decline in production at the Huron mill. The Houston mill was in its early startup period last year at this time, while the Rush City mill was not operating in June and early July of last year due to a shortage of business. The Huron mill operated at approximately 65% of its normal volume during the three months ended August 31, 1998 as one of the Semolina milling lines at that facility was in the process of being converted to hard wheat bakery flour milling capacity.

    Cost of goods sold of $43,700,000 for the three months ended August 31, 1998, increased $3,200,000 (8%) compared to the same period in 1997. The raw material component of cost of goods sold increased $3,000,000 for the 1998 period compared with 1997. Increased volume contributed $5,400,000 to this increase, partially offset by $2,400,000 in lower per bushel costs. Mill expenses were essentially the same between the two periods.

    Marketing, general and administrative expenses were $2,100,000 during the three months ended August 31, 1998, an increase of $425,000 (26%) compared to 1997. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill, and in anticipation of future volumes from the Mt. Pocono mill.

    During the three months ended August 31, 1998, the Wheat Milling Defined Business Unit incurred interest expense of $840,000. During the same period of a year ago, the Wheat Milling Defined Business Unit generated interest income of approximately $300,000 on its working capital account with Cenex Harvest States, which is attributable to the capital contribution of $38,800,000 made by the Company on June 1, 1997 for the purpose of constructing the Mt. Pocono, Pennsylvania mill. During the three months ended August 31, 1997, the Wheat Milling Defined Business Unit incurred interest expense on its long-term debt of $1,100,000, for a net interest expense during the period of approximately $800,000. While the working capital credit balance which generated last year's interest income has been depleted as construction costs for Mt. Pocono mill were paid, resulting interest costs have been capitalized as part of the new mill fixed asset. Consequently, net interest expense for the two periods are essentially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

    The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material cost and levels.

    In September 1997, the Wheat Milling Defined Business Unit began construction of a mill at Mt. Pocono, Pennsylvania. As discussed in the registration statement for the original equity participation unit offering, this mill is to be financed with equity from the Company. Anticipated cost is $41,350,000, of which approximately $26,200,000 was expended through August 31, 1998. Projected completion of the mill is in the spring of 1999.

    In June of 1998, the Wheat Milling Defined Business Unit began conversion of a semolina line at the Huron Mill to hard wheat bakery flour production. Anticipated cost of this project is $2,400,000, with completion anticipated in late October of 1998.

    The Cenex Harvest States Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1,755,000 for the cost of the land and an access road. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. Anticipated costs for this mill are approximately $35,000,000, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives.

    Commencement of operations at a particular facility involves increased working capital to fund required inventories and receivables related to increased sales. New facilities may not be immediately profitable, which would then have a negative impact on cash flows and may require additional financing as a result. In addition, increased carrying value of inventories and receivables because of higher prices, increased receivables because of slow collections or increased inventories above historical levels requires additional financing.

CASH FLOWS FROM OPERATIONS

    Operating activities for the three months ended August 31, 1998 and 1997, respectively, used net cash of $850,000 and $1,300,000. For the three-month period ended in 1998, net cash was provided by earnings of $240,000 and noncash depreciation and amortization of $1,250,000 were offset by increased working capital requirements of $2,400,000. For the same period ended in 1997, net cash was provided by earnings of $1,300,000 and noncash depreciation and amortization of $1,200,000, offset by increased working capital requirements of $3,800,000.

CASH FLOWS USED FOR INVESTING

    Cash expended for the acquisition of property, plant and equipment during the three-month periods ended August 31, 1998 and 1997 totaled $12,800,000 and $2,300,000, respectively. The 1998 increase is related to the construction of Mt. Pocono, Pennsylvania discussed above.

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

    Short term debt outstanding and payable to the Company on August 31, 1998 was $33,200,000 compared to $16,700,000 on May 31, 1998. This increase is primarily due to payments for Mount Pocono capital expenditures, for which the Company had contributed $38,800,000 of capital to this account on June 1, 1997.

    On May 31, 1998 the Wheat Milling Defined Business Unit had long-term debt of $51,200,000 which was incurred for the acquisition, expansion and construction of its various plants since 1990. During the three months ended August 31, 1998 and 1997, respectively, this balance was reduced by repayments of $2,700,000.

    As a result of the year end change (from May 31 to August 31) as noted at the beginning of this discussion, the total net income from the Wheat Milling Defined Business Unit will be withdrawn by the Company from the Wheat Milling Defined Business Unit except to the extent that patronage dividends are not paid in cash and are retained in the Business Unit as equity. Such dividends retained as equity from Equity Participation Unit share of earnings are expected to be approximately $2,300 and will be matched with equity on behalf of the Company's open membership in proportion to Non-Equity Participation Unit bushels milled of approximately $72,600.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

          EXHIBIT   DESCRIPTION
          -------   -----------

          10.20 Limited Liability Company Agreement of Country Energy, LLC dated June 29, 1998 between Cenex Harvest States Cooperatives and Farmland Industries, Inc.

          10.21 Addendum to Limited Liability Company Agreement of Country Energy, LLC dated July 23, 1998 by Cenex Harvest States Cooperatives and Farmland Industries, Inc.

          10.22 $225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.

          10.23 $400 Million 364-Day and $200 Million 5-Year Revolving Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives, et al., including Exhibit 2.4 (form of 364-Day Facility Note) and Exhibit 3.4 (form of 5-Year Note).

          10.24 $200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).

          10.25 Employment Agreement dated June 1, 1998 between John D. Johnson and Cenex Harvest States Cooperatives.

          10.26 Employment Agreement dated June 1, 1998 between Noel K. Estenson and Cenex Harvest States Cooperatives.

          99        Cautionary Statement

          27        Financial Data Schedule (EDGAR filing only)


(b) Reports on Form 8-K

    Form 8-K filed June 10, 1998 regarding the merger of Harvest States
        Cooperatives and Cenex, Inc.

    Form 8-K/A filed August 13, 1998 to amend Item 7 of Form 8-K filed June 10,
        1998. The filing includes financial information of Cenex, Inc. and pro-forma financial information of Cenex Harvest States Cooperatives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CENEX HARVEST STATES COOPERATIVES
                                                (Registrant)



       October 14, 1998                       /s/ T. F. Baker
       ----------------                       ---------------
            (Date)                              T. F. Baker
                             Executive Vice-President - Finance & Administration