Form 10-Q
period 1998-11-30
CENEX HARVEST STATES COOPERATIVES
filed 1999-01-13
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.


Commission File Number      333-17865


                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                     41-0251095
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

5500 CENEX DRIVE, INVER GROVE HEIGHTS, MN 55077          (651) 451-5151
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

                               YES __X__ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            NONE                              NONE
            ----                              ----
           (Class)              (Number of shares outstanding at
                                November 30, 1998)

                                      INDEX
                                                                            PAGE
                                                                             NO.
                                                                             ---
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

   Item 1. Financial Statements

   Consolidated Balance Sheets as of May 31, 1998, August 31, 1998 and November 30,1998 (unaudited)

   Consolidated Statements of Operations for the three months ended November 30, 1997 and 1998 (unaudited)

   Consolidated Statements of Cash Flows for the three months ended November 30, 1997 and 1998 (unaudited)

   Notes to Consolidated Financial Statements (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

   Item 1. Financial Statements

   Balance Sheets as of May 31, 1998, August 31, 1998 and November 30, 1998 (unaudited)

   Statements of Operations for the three months ended November 30, 1997 and 1998 (unaudited)

   Statements of Cash Flows for the three months ended November 30, 1997 and 1998 (unaudited)

   Notes to Financial Statements (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    WHEAT MILLING DEFINED BUSINESS UNIT
      (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

   Item 1. Financial Statements

   Balance Sheets as of May 31, 1998, August 31, 1998 and November 30, 1998 (unaudited)

   Statements of Operations for the three months ended November 30, 1997 and 1998 (unaudited)

   Statements of Cash Flows for the three months ended November 30, 1997 and 1998 (unaudited)

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

   SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crisis's in Asia has impacted, and is expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals, and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

   PROCESSING AND REFINING BUSINESS COMPETITION. The industry is highly competitive. Competitors are adding new plants and expanding capacity of existing plants. Unless exports increase or existing refineries are closed, this extra capacity is likely to put additional pressure on prices and erode margins, adversely affecting the profitability of the Oilseed Processing and Refining Defined Business Unit.

   MILLING BUSINESS COMPETITIVE TRENDS. Certain major competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers.

   Commencing in June 1998, the Wheat Milling Defined Business Unit began conversion of a semolina line to bakery flour at the Huron mill. This project is anticipated to be completed in March 1999 and until then, will negatively impact profitability.

The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                May 31,          August 31,        November 30,
                                                                 1998               1998               1998
                                                          ------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                              $   83,531,702     $  120,007,512     $   58,401,934
   Receivables                                               564,184,981        471,516,008        627,924,476
   Inventories                                               523,019,559        479,733,645        514,391,984
   Other current assets                                       36,996,360         37,707,348         29,499,780
                                                         ------------------------------------------------------
       Total current assets                                1,207,732,602      1,108,964,513      1,230,218,174

OTHER ASSETS:
   Investments                                               346,213,691        347,333,736        347,713,021
   Other                                                      96,484,985         97,033,824        113,362,667
                                                         ------------------------------------------------------
      Total other assets                                     442,698,676        444,367,560        461,075,688

PROPERTY PLANT AND EQUIPMENT                                 893,531,058        915,770,470        928,996,946
                                                         ------------------------------------------------------
                                                          $2,543,962,336     $2,469,102,543     $2,620,290,808
                                                         ======================================================

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
   Notes payable                                          $   53,500,000     $      475,200     $   30,000,000
   Current portion of long-term debt                          39,548,281         13,855,262         14,576,699
   Patrons' credit balances                                   42,876,236         41,324,189         62,953,585
   Patrons' advance payments                                 108,487,413        148,021,037        186,508,047
   Drafts outstanding                                         33,568,876         26,366,742         23,645,763
   Accounts payable                                          491,968,576        383,160,594        474,215,504
   Book cash overdraft                                        49,314,034         28,375,131         42,194,614
   Accrued expenses                                          100,497,352        119,372,451         98,099,102
   Patronage dividends and equity retirements payable         60,019,000         63,562,331         46,886,792
                                                         ------------------------------------------------------
        Total current liabilities                            979,779,768        824,512,937        979,080,106

LONG-TERM DEBT                                               375,199,523        442,985,378        437,671,623

OTHER LIABILITIES                                             72,113,175         75,800,972         78,332,745

MINORITY INTERESTS IN SUBSIDIARIES                            58,603,489         59,926,302         57,322,780

COMMITMENTS AND CONTINGENCIES

EQUITIES                                                   1,058,266,381      1,065,876,954      1,067,883,554
                                                         ------------------------------------------------------
                                                          $2,543,962,336     $2,469,102,543     $2,620,290,808
                                                         ======================================================

         The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the
                                                       Three Months Ended
                                                          November 30,
                                            --------------------------------------
                                                    1997                 1998
REVENUES:
   Net Sales:
      Grain and oilseed                      $ 1,442,338,208      $ 1,057,871,031
      Energy                                     471,335,899          329,867,814
      Processed grain and oilseed                162,169,586          137,554,964
      Feed and farm supplies                     139,065,529          122,834,815
      Agronomy                                   146,801,705          107,602,450
                                            --------------------------------------
                                               2,361,710,927        1,755,731,074

   Patronage dividends                               631,880              469,357
   Other revenues                                 25,128,759           27,210,434
                                            --------------------------------------
                                               2,387,471,566        1,783,410,865
                                            --------------------------------------

COSTS AND EXPENSES:
   Cost of good sold                           2,314,404,203        1,725,866,083
   Marketing, general and administrative          36,107,228           39,081,058
   Interest                                        8,687,118            9,549,782
   Minority interests                               (861,575)          (1,400,781)
                                            --------------------------------------
                                               2,358,336,974        1,773,096,142
                                            --------------------------------------

INCOME BEFORE INCOME TAXES                        29,134,592           10,314,723

INCOME TAXES                                       2,940,000            2,000,000
                                            --------------------------------------
NET INCOME                                   $    26,194,592      $     8,314,723
                                            ======================================

         The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the
                                                               Three Months Ended
                                                                  November 30,
                                                       ----------------------------------
                                                              1997               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  26,194,592      $   8,314,723
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                          18,460,537         19,975,365
    Noncash net loss (income) from joint ventures           9,451,210         (4,668,652)
    Noncash portion of patronage dividends received       (11,454,941)          (175,190)
    Gain on sale of property, plant and
     equipment                                             (1,244,934)          (797,237)
    Adjustment of inventories to market value              11,765,947         10,742,134
    Other                                                   1,482,351
    Changes in operating assets and liabilities:
      Receivables                                        (164,488,434)      (159,199,197)
      Inventories                                         (73,681,250)       (45,400,473)
      Other current assets and other assets                 3,681,011         (7,236,755)
      Patrons' credit balances                             23,629,368         21,629,396
      Patrons' advance payments                           111,184,357         38,487,010
      Accounts payable and accrued expenses                20,250,197         69,781,561
      Drafts outstanding and other liabilities             (4,680,589)          (189,205)
                                                       ----------------------------------
           Total adjustments                              (55,645,170)       (57,051,243)
                                                       ----------------------------------
           Net cash used in operating
            activities                                    (29,450,578)       (48,736,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment            (39,752,904)       (33,814,814)
  Proceeds from disposition of property, plant and
   equipment                                               14,303,093          3,211,986
  Investments                                              (3,381,989)        (2,217,110)
  Investments redeemed                                      2,051,964          4,462,039
  Changes in notes receivable                               9,528,881          1,357,232
  Other investing activities, net                          (1,130,514)          (221,584)
                                                       ----------------------------------
          Net cash used in investing activities           (18,381,469)       (27,222,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in notes payable                                 80,857,253         29,524,800
  Long-term debt borrowings                                20,403,113                 --
  Principal payments on long-term debt                     (3,648,974)        (4,628,252)
  Changes in book cash overdraft                           24,411,105         13,819,483
  Retirements of equity                                   (15,996,740)        (9,271,026)
  Cash patronage dividends paid                           (13,414,713)       (15,091,812)
                                                       ----------------------------------
            Net cash provided by financing
             activities                                    92,611,044         14,353,193
                                                       ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       44,778,997        (61,605,578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           35,003,524        120,007,512
                                                       ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  79,782,521      $  58,401,934
                                                       ==================================

         The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited consolidated statements of operations for the three-month period ended November 30, 1997 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of May 31, 1998 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


NOTE 2. RECEIVABLES

                                                     MAY 31,          AUGUST 31,        NOVEMBER 30,
                                                      1998               1998               1998
                                                 -------------      -------------      -------------
  Trade ....................................     $ 564,737,293      $ 474,454,204      $ 641,889,536
  Other ....................................        23,634,824         20,376,362          9,096,550
                                                 -------------      -------------      -------------
                                                   588,372,117        494,830,566        650,986,086
    Less allowance for doubtful accounts ....      (24,187,136)       (23,314,558)       (23,061,610)
                                                 -------------      -------------      -------------
                                                 $ 564,184,981      $ 471,516,008      $ 627,924,476
                                                 =============      =============      =============


NOTE 3. INVENTORIES

                                                 MAY 31,         AUGUST 31,       NOVEMBER 30,
                                                  1998              1998              1998
                                             -------------     -------------     -------------
  Petroleum products ...................     $ 208,055,542     $ 178,792,040     $ 171,861,863
  Grain and oilseed ....................       148,381,119       153,384,301       158,404,149
  Agronomy .............................        82,167,871        80,029,854        76,842,755
  Feed and farm supplies ...............        46,871,339        30,063,556        62,185,107
  Processed grain and oilseed products .        37,543,688        37,463,894        45,098,110
                                             -------------     -------------     -------------
                                             $ 523,019,559     $ 479,733,645     $ 514,391,984
                                             =============     =============     =============


NOTE 3. COMPREHENSIVE INCOME

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

During the three months ended November 30, 1997 and 1998, total comprehensive income amounted to $0 and $1,400,731 respectively. Accumulated other comprehensive income (loss) at May 31, 1998, August 31, 1998 and November 30, 1998 was $1,194,935, $(99,465) and $1,301,266, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives (Harvest States) combined through merger on June 1, 1998 (the Combination) with Harvest States the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and bylaws of Harvest States Cooperatives were restated and the name Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives" (the Company).

   This Combination has been accounted for as a pooling of interests and as a result all comparative financial information has been restated to include the financial statements of Cenex and Harvest States. In addition, the Company changed its fiscal year to August 31, and is filing this Form 10-Q Report representing the first quarter of the Company's new fiscal year.

   Effective June 1, 1998 the Company adopted Statement of Accounting Standards
(SFAS) NO. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general financial statements. See notes to the consolidated financial statements for disclosure relative to this Standard.

   In June, 1997, the Financial Accounting Standards Board (FASB) issued SFAS NO. 131, Disclosure about Segments of an Enterprise and Related Information, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Disclosures relative to SFAS NO.131 are not required for interim periods in the initial year of application. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

   In June 1998, the FASB issued SFAS NO. 133, Accounting for Derivative Instruments and Hedging Activities, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

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

   In preparation for the Year 2000, the Company has reviewed the primary internally-developed software programs used within the divisions and defined business units comprising the Company before the June 1, 1998 merger with Cenex. Appropriate changes were made to that software to accommodate the Year 2000. In addition, the Company has engaged an information technology consulting firm for the purpose of appraising the Company's Year 2000 readiness, identifying critical software applications which are not Year 2000 compliant, remediating such applications, testing corrections to software, developing contingency plans in the event that all software problems are not corrected by the year 2000, and assisting with certifications of key supplier's Year 2000 readiness. This Year 2000 plan and action program encompasses all areas of the Company. The Company will also assess, to the extent practical, embedded technology in its processing equipment. The assessment phase of the project was completed shortly after December 31, 1998, and it is anticipated that the remedial portion of the project will be completed by June 30, 1999. Management believes that the total cost to the Company to review and correct its own computer systems will not exceed $2 million, of which approximately $500,000 was expended through November 30, 1998.

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

   On November 9, 1998, the Company and United Grain Corporation formed a limited liability corporation (United Harvest, LLC) for the purpose of exporting cereal grains off the west coast of the United States. Through the terms of the limited liability corporation agreement, the Company will originate grain for the limited liability corporation, and will lease its Kalama, Washington grain terminal to United Harvest, LLC. United Grain Corporation shall lease its Vancouver, Washington grain terminal to the limited liability corporation. The Company has a 50% ownership interest in United Harvest, LLC.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

   The Company's consolidated net income for the three months ended November 30, 1998 and 1997 were $8,300,000 and $26,200,000, respectively, which represents a $17,900,000 (68%) decrease during the current three-month period. This decline in profitability is primarily attributable to reduced gross margins in the Energy Division and the Food Processing Defined Business Units of the Company. In the Energy operations, gross margins on refined fuel decreased approximately
1.8 cents per gallon during the three months ended November 30, 1998, compared with the same period of a year ago. Pretax operating results within the Energy Division declined approximately $13,500,000 during the three months ended November 30, 1998 compared with the same period in 1997. For the Wheat Milling Defined Business Unit, gross margins declined 60 cents per hundred weight for all products, which contributed to an overall decline in pretax operating income of approximately $2,800,000. Within the Oilseed Processing and Refining Defined Business Unit, gross margins for soymeal and other processed soybean products declined by $23 per ton, which was the primary factor in producing a decline of approximately $6,100,000 in pretax operating results for that business unit, compared to the same three-month period ended November 30, 1997. These diminished operating results were partially offset by improved earnings within the grain operations of the Company, where volumes were consistent with the prior year and at slightly improved gross margins per bushel.

   Consolidated net sales of $1,756,000,000 decreased $606,000,000 (26%) during the three-month period ended November 30, 1998 compared to the same period ended in 1997.

   Grain volume of approximately 315 million bushels for the three-month period ended November 30, 1998 was essentially unchanged compared to the same period in 1997. The average sales price for all grain and oilseeds marketed by the Company, however, declined $1.28 per bushel, which was the primary factor in a reduction in grain sales during the 1998 period of approximately $385,000,000 (27%).

   Sales for energy products declined approximately $140,000,000 (30%) during the three-month period ended November 30, 1998 compared with the same period in 1997. This was primarily the result of an 8% decline in refined fuel volume at an average price that was 18 cents a gallon less than that of a year ago.

   Wholesale agronomy product sales declined approximately $39,000,000 (27%) during the three months ended November 30, 1998 compared to the same period in 1997, primarily the result of a 25% decrease in fertilizer volumes, and a 9% decrease in the average per ton sales price of such product.

   Processed grain and oilseed sales decreased approximately $24,600,000 (15%) during the three months ended November 30, 1998 compared to the same period in 1997. This decrease is primarily attributable to a $91 per ton reduction in the average sales price of soymeal, and a reduction of approximately $2.90 per hundred-weight for milled wheat products.

   Retail feed and farm supply sales declined approximately $16,200,000 (12%) during the three-month period ended November 30, 1998 compared to the same period in 1997. This decrease is primarily attributable to a 48,000 ton decline in fertilizer volume, as well as somewhat lower prices for both animal feed and fertilizer.

   Cost of goods sold of $1,726,000,000 decreased approximately $590,000,000 (25%) during the three months ended November 30, 1998 compared to the same period in 1997. Reduced volumes and raw material costs in most of the Company's business activities, as discussed in the sales section of this analysis, produced most of this reduction in costs. Although the commodity and other raw material costs which are a component of costs of goods sold changed in relative proportion to sales dollars, fixed operating costs remain constant regardless of volume and price activity. This factor contributed to an erosion in total gross margin of approximately $18,000,000 (38%) during the three months ended November 30, 1998 compared with the same period in 1997.

   Patronage dividends received decreased approximately $160,000 (26%) during the three months ended November 30, 1998 compared to the same period in 1997, resulting from reduced patronage earnings distributed by cooperative customers and suppliers.

   Other revenues of $27,200,000 increased $2,100,000 (8%) for the three months ended November 30, 1998 compared to the same period in 1997. Most of this increase in other revenues during the three months ended November 30, 1998 compared to the same period in 1997 was generated within the country elevator and retail supply outlets through expanded operations. In addition to this increase in service revenues, interest income increased approximately $600,000 during the current period compared with the three months ended November 30, 1997. The Company's refinancing program, completed in June of 1998 in anticipation of long-term capital requirements, produced at different times during the current period temporary cash available for short-term investment.

   Marketing, general, and administrative expenses of $39,100,000 for the three months ended November 30, 1998 increased $3,000,000 (8%) compared to the same three months ended in 1997. Approximately $1,900,000 of this increase is one-time costs related to the consolidation of the business units pursuant to the merger of Cenex and Harvest States Cooperatives. Approximately $1,500,000 of the change are credits to expenses produced as a result of the divestiture of a petroleum exploration project during the period ended November 30, 1997.

   Interest expense of $9,500,000 increased $900,000 (10%) for the three months ended November 30, 1998 compared to the same period in 1997. Long-term borrowing to finance the acquisition of property, plant and equipment generated most of this additional expense. Long-term debt proceeds not yet expended for fixed assets generated interest income as mentioned in the other revenue discussion above, and should be considered as an offset to a portion of the increase in interest expense.

   Minority interest in operations for the three-month period ended November 30, 1998 decreased approximately $500,000 (63%) compared to the same period in 1997. Substantially all of the minority interests is related to National Cooperative Refinery Association (NCRA), which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of that operation. This change in minority interest during the current period is reflective of less profitable operations within the partially owned subsidiaries.

   Income tax expense of $2,000,000 and $2,940,000 for the three-month periods ended November 30, 1998 and 1997, respectively, resulted in effective tax rates of 19.4% and 10.1%. This increase in the effective tax rate is the result of proportionately greater earnings in the nonpatronage operations of the Company in relationship to patronage sourced earnings.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

Operating activities of the Company used net cash of $48.7 million and $29.5 million for the three months ended November 30, 1998 and 1997, respectively. For the period ended in 1998, net income of $8.3 million and net non-cash income and expenses of approximately $25.1 million were offset by increased working capital requirements of approximately $82.1 million. For the three-month period ending November 30, 1997, net income of $26.2 million and net non-cash income and expenses of approximately $28.5 million were offset by increased working capital requirements of approximately $84.1 million.


CASH FLOWS FROM INVESTING

   Investing activities of the Company used net cash of $27.2 million during the three-month period ended November 30, 1998. Expenditures for the acquisition of property, plant and equipment of $33.8 million and additional investments in joint ventures of $2.2 million were partially offset by proceeds from the disposition of property, plant and equipment, proceeds from the redemption of prior investments and collections on various notes receivable. The Company projects total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 to be approximately $196 million.

   Investing activities of the Company used net cash of $18.4 million during the three-month period ended November 30, 1997. Expenditures for the acquisition of property, plant and equipment of $39.8 million and additional investments of $3.4 million were partially offset by proceeds from the disposition of property, plant and equipment, and proceeds from the redemption of prior investments and notes receivable. The largest single source of cash partially offsetting capital expenditures and investments was the proceeds of approximately $10.3 million received as part of a sale-leaseback transaction for equipment within the Oilseed Processing and Refining Defined Business Unit.

CASH FLOWS FROM FINANCING

   The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. In June 1998 the Company established a 364-day credit facility of $400 million and a five-year revolving facility of $200 million, all of which is committed. In addition to these credit lines, the Company has a 364-day credit facility dedicated to NCRA, a subsidiary of which the Company owns 75%, with the St. Paul Bank for Cooperatives in the amount of $52 million all of which is committed, and a 364-day credit facility dedicated to Swiss Valley Cooperative, a subsidiary of which the Company owns 60%, with CoBank in the amount of $750,000, all of which is committed. On November 30, 1998 the Company had total short-term indebtedness on these various facilities totaling $30,000,000. On August 31, 1998 and May 31, 1998, respectively, the Company had $475,200 and $53,500,000 outstanding on its short-term lines of credit. This increase in short-term borrowing is primarily attributable to the seasonality of the grain harvest.

   The Company has in the past financed its long-term capital needs, primarily for the acquisition of property, plant, and equipment, with long-term loan agreements through the banks for cooperatives. On May 31, 1998, the Company had total indebtedness related to these long-term lines of credit of $373.8 million, of which approximately $36 million represented long-term borrowings by NCRA. In June, 1998, the Company established a new long-term credit agreement through the banks for cooperatives whereby the Company repaid $279.6 million of the loan balance, and borrowed $134 million on the new long-term facility with the banks for cooperatives. This new facility commits $200 million of long-term borrowing capacity to the Company, with repayments through the year 2009. The amount outstanding on this credit agreement was $134 million with $66 million remaining available on both August 31, 1998 and November 30, 1998. Regarding the $94.2 million of long-term indebtedness not included as part of the refinancing, $36.2 million was repaid during the three months ended August 31, 1998, and approximately $1.7 million was repaid during the three months ended November 30, 1998 leaving an outstanding balance on separate facilities of $56.3 million, with payments due through the year 2008.

   Also in June 1998, as part of the refinancing program for the merged operations, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

   In addition, the Company had long-term indebtedness on May 31, 1998 and August 31, 1998 and November 30, 1998, of $40.6 million and $39.5 million, and $36.9 million, respectively, in the form of Industrial Revenue Bonds, capitalized leases, and miscellaneous notes payable.

   In accordance with the bylaws and by action of the Board of Directors, annual net income from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. In September 1998, the Company distributed patronage dividends to patrons based upon the operating results of the former Harvest States portion of the business for its year ended May 31, 1998. The cash portion of this distribution, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage was approximately $15,100,000. The patronage earnings of the former Cenex portion of the business for the period ended May 31, 1998, and the patronage earnings resulting from the combined operations for the three months ended August 31, 1998 will be distributed in early calendar year 1999. The cash portion of that distribution, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage is expected to be approximately $29,000,000.

   Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date continue to be eligible for patronage certificate redemptions at the age of 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total equity redemptions, related to the May 31, 1998 fiscal year end of the former Harvest States operating units, the eight-month reporting period of the former Cenex operating units ended on May 31, 1998, and the three-month period ended August 31, 1998 for the combined operations of Cenex Harvest States Cooperatives, is expected to be approximately $24 million, of which approximately $4.5 million was redeemed during the three months ended August 31, 1998 and approximately $9.3 million was redeemed during the three months ended November 30, 1998.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                                   MAY 31,          AUGUST 31,       NOVEMBER 30,
                                                                    1998               1998              1998
                                                                -------------     -------------     -------------
                                                                  (Audited)        (Unaudited)        (Unaudited)
CURRENT ASSETS:
  Receivables                                                   $  32,585,292     $  28,703,118     $  31,930,090
  Inventories                                                      23,758,625        18,569,191        23,783,906
  Other current assets                                                185,399                             240,110
                                                                -------------     -------------     -------------
    Total current assets                                           56,529,316        47,272,309        55,954,106

PROPERTY, PLANT AND EQUIPMENT                                      34,952,626        35,596,082        36,557,903
                                                                -------------     -------------     -------------
                                                                $  91,481,942     $  82,868,391     $  92,512,009
                                                                =============     =============     =============


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
  Due to Cenex Harvest States Cooperatives                      $  22,890,878     $  15,071,383     $  24,110,693
  Accounts payable                                                  8,867,609         7,546,958         6,146,526
  Accrued expenses                                                  1,659,859         1,773,005         3,777,745
                                                                -------------     -------------     -------------
      Total current liabilities                                    33,418,346        24,391,346        34,034,964


COMMITMENTS AND CONTINGENCIES


DEFINED BUSINESS UNIT EQUITY                                       58,063,596        58,477,045        58,477,045
                                                                -------------     -------------     -------------
                                                                $  91,481,942     $  82,868,391     $  92,512,009
                                                                =============     =============     =============

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the
                                                              Three Months Ended
                                                                 November 30,
                                                                 ------------

                                                            1997              1998
                                                            ----              ----
REVENUES:
 Processed oilseed sales                               $ 108,181,066     $  95,461,986
 Other revenues                                              212,119             4,301
                                                      ---------------------------------
                                                         108,393,185        95,466,287
COSTS AND EXPENSES:
  Cost of goods sold                                      95,871,302        88,972,834
  Marketing, general and administrative                    1,343,052         1,309,707
  Interest                                                   154,829           302,617
                                                      ---------------------------------
                                                          97,369,183        90,585,158

                                                      ---------------------------------
INCOME BEFORE INCOME TAXES                                11,024,002         4,881,129

INCOME TAXES                                                 125,000            80,000
                                                      ---------------------------------
NET INCOME                                             $  10,899,002     $   4,801,129
                                                      =================================

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           For the
                                                                      Three Months Ended
                                                                         November 30,
                                                                         ------------

                                                                    1997               1998
                                                                    ----               ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                                   $  10,899,002      $   4,801,129
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                    466,349            546,799
    Gain on sale of property,
      plant, and equipment                                          (202,188)
    Changes in operating assets and liabilities:
      Receivables                                                 (8,474,711)        (3,226,972)
      Inventories                                                (10,539,185)        (5,214,715)
      Other current assets                                           858,034           (240,110)
      Accounts payable and accrued
        expenses                                                  (2,018,324)           604,308
                                                              ----------------------------------
       Total adjustments                                         (19,910,025)        (7,530,690)

       Net cash used in
        operating activities                                      (9,011,023)        (2,729,561)
                                                              ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property,
    plant and equipment                                           10,266,854
  Acquisition of property, plant and
    equipment                                                     (3,241,903)        (1,508,620)

                                                              ----------------------------------
       Net cash provided by (used in) investing activities         7,024,951         (1,508,620)
                                                              ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in due to Cenex Harvest
   States Cooperatives                                            12,885,074          9,039,310
  Defined business unit equity distributed                       (10,899,002)        (4,801,129)

      Net cash provided by
       financing activities                                        1,986,072          4,238,181
                                                              ----------------------------------

INCREASE (DECREASE) IN CASH                                               --                 --

CASH AT BEGINNING OF PERIOD                                               --                 --
                                                              ----------------------------------
CASH AT END OF PERIOD                                                     --                 --
                                                              ==================================

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited statements of operations for the three-month period ended November 30, 1997 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

These statements should be read in conjunction with the financial statements and footnotes included in the Defined Business Unit financial statements for the year ended May 31, 1998 which is included in the Cenex Harvest States Cooperatives' Report on Form 10-K dated August 27, 1998, previously filed with the Commission.


NOTE 2. INVENTORIES

                                     May 31,         August 31,       November 30,
                                      1998              1998              1998
                                 -------------     -------------     -------------
Oilseed .....................    $   6,925,703     $     712,466     $  11,779,896
Processed Oilseed Products ..       16,832,922        17,856,725        12,004,010
                                 -------------     -------------     -------------
                                 $  23,758,625     $  18,569,191     $  23,783,906
                                 =============     =============     =============

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

   As a result of the Combination, the Company has changed its fiscal year to August 31, and is filing this Form 10-Q Report representing the first quarter of the Company's new fiscal year.

RESULTS OF OPERATIONS

   Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                    THREE MONTHS ENDED
                                                       NOVEMBER 30,

                                            ---------------------------------
                                                  1997              1998
                                                  ----              ----

Pretax Income                                $  11,024,002     $   4,881,129
Earnings from purchased oil                        113,344          (753,201)
Nonpatronage joint venture income
Book to tax differences
                                            ---------------------------------
Tax basis income                             $  11,137,346     $   4,127,928
                                            =================================

Bushels Processed                                9,253,464         8,065,367
Income per Bushel                            $       1.204     $       0.512
                                            =================================


   Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales.

                                                    THREE MONTHS ENDED
                                                       NOVEMBER 30,

                                            ---------------------------------
                                                  1997               1998
                                                  ----               ----
Gross Margin percentage                          11.38%              6.80%
Marketing, General and Administrative             1.24%              1.37%
Interest                                          0.14%              0.32%


COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

   The Oilseed Processing and Refining Defined Business Unit's net income of $4,800,000 for the three months ended November 30, 1998 represents a $6,100,000 decrease (56%) compared to the same period in 1997. This decrease is primarily attributable to lower gross margins for soymeal and other processed soybean products. The average gross margin for such product declined approximately $23 per ton during the three months ended November 30, 1998 compared to the same three-month period of a year ago.

   Net sales of $95,500,000 for the three-month period ended November 30, 1998 decreased by $12,700,000 (12%) compared to the same period in 1997. A decline in processing volume of approximately 27,800 tons, and a reduced sales price of approximately $91 a ton for such products reduced sales by almost $24,000,000. This decrease was partially offset by an increase of approximately 4.4 cents per pound for refined oil products. Refining volume increased slightly in the 1998 period compared with 1997.

   Other revenues declined $208,000 (98%) during the three months ended

November 30, 1998 compared to the same period in 1997. During the 1997 period, the Defined Business Unit recognized gains on disposal of replaced equipment sold at salvage value of approximately $200,000.

   Cost of goods sold of $89,000,000 for the three months ended November 30, 1998 decreased $6,900,000 (7%) compared to the same period ended in 1997. During the 1998 period, a decline in soybeans processed of approximately 1.2 million bushels reduced such costs almost $8,000,000. A reduced cost per bushel for soybeans of $1.33 per bushel during the three months ended November 30, 1998 compared to the same period in 1997 reduced cost of goods sold almost $10,800,000. These reductions related to soybeans were partially offset by an increase in the cost of crude soybean oil, as well as slightly increased refining volumes.

   Marketing, general and administrative expenses of $1,350,000 for the three months ended November 30, 1998 was essentially unchanged from the same period in 1997.

   Interest expense for the three months ended November 30, 1998 was $300,000, compared with $150,000 of a year ago. This $150,000 increase is primarily attributable to capital expenditures made since the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

   The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and the need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

   Operating activities for the three months ended November 30, 1998 used net cash of $2,700,000. Net income of $4,800,000 and non-cash expenses of approximately $500,000 were offset by increased working capital requirements of $8,000,000 during this three-month period.

   Operating activities for the three months ended November 30, 1997 used net cash of $9,000,000. Net income of $10,900,000 and non-cash expenses and income of approximately $300,000 were offset by increased working capital requirements of $20,200,000 during this three-month period.

CASH FLOWS FROM INVESTING

   The Oilseed Processing and Refining Defined Business Unit used cash of $1,500,000 during the three months ended November 30, 1998 for the purchase of property, plant and equipment.

   During the three months ended November 30, 1997 the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10,267,000 for the sale of soybean processing equipment and entered into a leaseback transaction for that equipment. During that same period, the Defined Business Unit expended approximately $3,200,000 for the purchase of property, plant and equipment.

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

   The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $24,100,000 on November 30, 1998 compared with $22,900,000 on May 31, 1998 and $15,100,000 on August 31, 1998. These
interest bearing balances reflect working capital and fixed asset financing requirements.

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

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                                 BALANCE SHEETS

                                     ASSETS

                                                                    MAY 31,         AUGUST 31,       NOVEMBER 30,
                                                                     1998             1998              1998
                                                                -------------     -------------     -------------
                                                                  (Audited)        (Unaudited)        (Unaudited)
CURRENT ASSETS:
  Receivables                                                   $  35,757,497     $  35,227,642     $  31,661,558
  Inventories                                                      13,785,062        18,894,703        21,314,204
  Other current assets                                                393,085           429,772           164,698
                                                                -------------     -------------     -------------

    Total current assets                                           49,935,644        54,552,117        53,140,460

INTANGIBLE ASSETS                                                  10,747,876        10,481,216        10,214,536

PROPERTY, PLANT AND EQUIPMENT                                      85,627,365        97,428,175       106,157,196
                                                                -------------     -------------     -------------
                                                                $ 146,310,885     $ 162,461,508     $ 169,512,192
                                                                =============     =============     =============


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY


CURRENT LIABILITIES:
  Due to Cenex Harvest States Cooperatives                      $  16,738,969     $  33,238,263     $  42,092,821
  Accounts payable                                                  8,836,220        11,003,048        11,202,844
  Accrued expenses                                                  1,568,445         1,666,761         2,101,841
  Current portion of long-term debt                                10,005,000        10,005,000        10,005,000
                                                                -------------     -------------     -------------

      Total current liabilities                                    37,148,634        55,913,072        65,402,506

LONG-TERM DEBT                                                     41,204,270        38,515,520        36,076,770

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY                                       67,957,981        68,032,916        68,032,916
                                                                -------------     -------------     -------------
                                                                $ 146,310,885     $ 162,461,508     $ 169,512,192
                                                                =============     =============     =============

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the
                                                             Three Months Ended
                                                                November 30,
                                                                ------------

                                                           1997             1998
                                                           ----             ----
REVENUES:
 Processed grain sales                               $  53,988,519     $  42,092,978
 Other revenues                                             83,527
                                                    ---------------------------------
                                                        54,072,046        42,092,978
COSTS AND EXPENSES:
  Cost of goods sold                                    49,211,588        40,030,589
  Marketing, general and administrative                  2,185,212         2,238,787
  Interest                                                 959,686           943,427
                                                    ---------------------------------

                                                        52,356,486        43,212,803
                                                    ---------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                        1,715,560        (1,119,825)

INCOME TAXES                                               150,000          (100,000)
                                                    ---------------------------------

NET INCOME (LOSS)                                    $   1,565,560     ($  1,019,825)
                                                    =================================

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            For the
                                                                      Three Months Ended
                                                                         November 30,
                                                                         ------------

                                                                   1997                1998
                                                                   ----                ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                                           $   1,565,560      ($  1,019,825)
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
    Depreciation and amortization                                   919,792          1,265,298
    Changes in operating assets and liabilities:
      Receivables                                                (5,347,514)         3,566,085
      Inventories                                                (3,960,608)        (2,419,501)
      Other current assets                                         (188,150)           265,073
      Accounts payable and accrued
        expenses                                                 (1,380,158)           634,876
                                                             ----------------------------------
       Total adjustments                                         (9,956,638)         3,311,831
                                                             ----------------------------------
       Net cash (used in) provided by operating
        activities                                               (8,390,078)         2,292,006
                                                             ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                                    (4,214,677)        (9,727,651)
                                                             ----------------------------------
       Net cash used in investing activities                     (4,214,677)        (9,727,651)
                                                             ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in due to
   Cenex Harvest States Cooperatives                             16,610,065          8,854,570
  Principal payments on long-term debt                           (2,438,750)        (2,438,750)
  Defined business unit equity distributed                       (1,566,560)         1,019,825
                                                             ----------------------------------
      Net cash provided by financing
       activities                                                12,604,755          7,435,645
                                                             ----------------------------------

INCREASE (DECREASE) IN CASH                                               0                  0

CASH AT BEGINNING OF PERIOD                                              --                 --
                                                             ----------------------------------
CASH AT END OF PERIOD                                                    --                 --
                                                             ==================================

               The accompanying notes are an integral part of the
                        financial statements (unaudited)

WHEAT MILLING DEFINED BUSINESS UNIT
(A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

The unaudited statements of operations for the three-month period ended November 30, 1997 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives (Harvest States) combined through merger on June 1, 1998 (the Combination) with Harvest States the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and bylaws of Harvest States Cooperatives were restated and the name Harvest States Cooperatives was changed to "Cenex Harvest States Cooperatives" (the Company).

   As a result of the Combination, the Company has changed its fiscal year end to August 31, and is filing this Form 10-Q Report representing the first quarter of the Company's new fiscal year.

   Mr. Garry A. Pistoria, who has served as a group vice president responsible for the operations of the Wheat Milling Defined Business Unit, retired as of December 31, 1998. Mr. James Tibbetts, who had previously served as group vice president of the Oilseed Processing and Refining Defined Business Unit, has assumed responsibility for the Wheat Milling Defined Business Unit as part of his current responsibilities for the Foods Group.


RESULTS OF OPERATIONS

   Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                      Three Months Ended
                                         November 30,
                                         ------------

                                      1997          1998
                                      ----          ----

     Pretax Income (Loss)          1,716,560     (1,119,825)
     Book to tax differences
                                  ----------     ----------
     Tax basis income (loss)       1,716,560     (1,119,825)

     Bushels Processed             7,924,825      8,304,327
     Income (Loss) per bushel     $     0.22     ($    0.13)
                                  ----------     ----------

   Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                          Three Months Ended
                                             November 30,
                                             ------------

                                         1997            1998
                                         ----            ----

     Gross Margin percentage             8.85%           4.90%
     Marketing and Administrative        4.05%           5.32%
     Interest                            1.78%           2.24%


COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

   The Wheat Milling Defined Business Unit produced a net loss of $1,020,000 for the three months ended November 30, 1998 compared to net income of $1,566,000 for the same period in 1997, for a decrease in net income of $2,600,000. Approximately $1,000,000 of this decrease was created by a reduction in production at the Huron mill, where the conversion of a semolina line to a hard wheat bakery flour reduced volume 35% compared to the same period in 1997, with essentially the same fixed costs applying against lower volume. While the decrease in Huron volume was offset by increased production at the other mills, a general deterioration in gross margins of approximately 60 cents per hundred weight on all products produced the balance of the change in net income. The Huron conversion estimated completion date is February 15, 1999.

   Net sales for the three-month period ended November 30, 1998 of $42,100,000 decreased $11,900,000 (22%) compared to the same period in 1997. A reduced sales price of $2.90 per hundred weight, partially offset by a 250,000 hundred weight volume increase produced this decline in sales revenue.

   Cost of goods sold of $40,000,000 for the three months ended November 30, 1998 decreased $9,200,000 (19%) compared to the same period in 1997. This decrease was created primarily by a $1.60 per bushel decline in the cost of raw material during the three months ended November 30, 1998, compared to that same period in 1997. This price variance was partially offset by an increase in volume of approximately 500,000 bushels, and by a $600,000 increase in plant expense, $500,000 of which was incurred at the Houston mill. The Houston mill was operating in a startup phase during this period in 1997.

   Marketing, general and administrative expenses of $2,200,000 for the three months ended November 30, 1998 were essentially unchanged compared to the same period in 1997.

   Interest expense of $950,000 during the three months ended November 30, 1998 was consistent with the same expense incurred during the three-month period ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs and levels.

   In September 1997, the Wheat Milling Defined Business Unit began construction of a mill at Mount Pocono, Pennsylvania. As committed in the registration statement for the original equity participation unit offering, this mill is to be financed with equity from the Company. Anticipated cost is $41,350,000, of which $33,175,000 was expended through November 30, 1998. Projected completion is for March 1999, although some phases are or will be in operation in January and February 1999.

   The Cenex Harvest States Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1,755,000 for the cost of the land and an access road. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. Anticipated costs for this mill are approximately $35,000,000, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives. Construction is projected to begin sometime during the year 2002.

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


CASH FLOWS FROM OPERATIONS

   Operating activities for the three months ended November 30, 1998 provided net cash of $2,300,000. Noncash expenses of $1,270,000 and a reduction in working capital requirements of $2,050,000 offset the net operating loss of $1,020,000.

   For the three months ended November 30, 1997, operating activities used net cash of $8,400,000. Net earnings of $1,570,000 and noncash expenses of $920,000 were offset by increased working capital requirements totaling approximately $10,900,000.


CASH FLOWS FROM INVESTING

   Cash expended for the acquisition of property, plant and equipment during the three-month periods ended November 30, 1998 and 1997, respectively, totaled approximately $9,700,000 and $4,200,000.

CASH FLOWS FROM FINANCING

   The Wheat Milling Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements and cash requirements of all other Company operations.

   Working capital requirements for each division of the Company are reviewed on a periodic basis, and could potentially be restricted based upon availability of funds.

   Short-term debt outstanding and payable to the Company on November 30, 1998 was $42,100,000 compared to $33,300,000 and $16,700,000 on August 31, 1998 and
May 31, 1998, respectively. This increase is primarily due to payments for Mount Pocono capital expenditures, for which the Company had contributed $38,800,000 of capital to this account on June 1, 1997.

   On November 30, 1998 the Wheat Milling Defined Business Unit had long-term debt of $46,100,000 which was incurred for the acquisition, expansion and construction of its various plants since 1990. The balance of such long-term debt was $48,500,000 and $51,200,000 on August 31, 1998 and May 31, 1998
respectively. Approximately $10,000,000 of the current balance is payable within the next twelve months.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

       EXHIBIT   DESCRIPTION
       -------   -----------------------

        10.27 Limited Liability Company Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives

         99      Cautionary Statement

        27.1     Financial Data Schedule (EDGAR filing only)

        27.2 Restated Financial Data Schedule due to the merger of Harvest States Cooperatives and Cenex Inc. accounted for as a pooling of interests (EDGAR filing only)

(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENEX HARVEST STATES COOPERATIVES
                                                (Registrant)



                                              /s/ T. F. Baker
   -------------                              ---------------
      (Date)                                    T. F. Baker
                             Executive Vice-President - Finance & Administration