Form 10-Q
period 1999-02-28
CENEX HARVEST STATES COOPERATIVES
filed 1999-04-09
CIK 823277

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.


                        COMMISSION FILE NUMBER 333-17865


                               -----------------


                       CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-0251095
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification Number)

       5500 CENEX DRIVE,                            (651) 451-5151
 INVER GROVE HEIGHTS, MN 55077         (Registrant's telephone number including
 (Address of principal executive                       area code)
     offices and zip code)


                               -----------------


     Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__   NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        NONE                                           NONE
        ----                                           ----
      (Class)                            (Number of shares outstanding at
                                                February 28, 1999)

===============================================================================

                                      INDEX

                                                                                          PAGE
                                                                                           NO.
                                                                                          ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
 Item 1. Financial Statements (unaudited)

 Consolidated Balance Sheets as of May 31, 1998, August 31, 1998 and February 28, 1999 ..   2

 Consolidated Statements of Operations for the three and six months ended
 February 28, 1998 and 1999 .............................................................   3

 Consolidated Statements of Cash Flows for the three and six months ended
 February 28, 1998 and 1999 .............................................................   4

 Notes to Consolidated Financial Statements .............................................   5

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................................   6

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 1998, August 31, 1998 and February 28, 1999 (unaudited) ...  13

 Statements of Operations for the three and six months ended
 February 28, 1998 and 1999 (unaudited) .................................................  14

 Statements of Cash Flows for the three and six months ended
 February 28, 1998 and 1999 (unaudited) .................................................  15

 Notes to Financial Statements (unaudited) ..............................................  16

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................................  17

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 1998, August 31, 1998 and February 28, 1999 (unaudited) ..  20

 Statements of Operations for the three and six months ended
 February 28, 1998 and 1999 (unaudited) ................................................  21

 Statements of Cash Flows for the three and six months ended
 February 28, 1998 and 1999 (unaudited) ................................................  22

 Notes to Financial Statements (unaudited) .............................................  23

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................................  24

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative.

 Item 6. Exhibits and Reports on Form 8-K ...............................................  28

SIGNATURE PAGE ..........................................................................  29

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

     SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crises in Asia have impacted, and are expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals, and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

     OILSEED PROCESSING AND REFINING BUSINESS COMPETITION. This industry is highly competitive. Competitors are adding new plants and expanding capacity of existing plants. Unless exports increase or existing refineries are closed, this extra capacity is likely to put additional pressure on prices and erode margins, adversely affecting the profitability of the Oilseed Processing and Refining Defined Business Unit.

     MILLING BUSINESS COMPETITIVE TRENDS. Certain major competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers.

     Commencing in June 1998, the Wheat Milling Defined Business Unit began conversion of a semolina line to bakery flour at the Huron mill. This conversion was operational in February 1999, and until the Wheat Milling Defined Business Unit increases its share of the bakery flour market, profits will be negatively impacted.

     YEAR 2000. Although the Company's management believes that the Company has in place an effective program to address the Year 2000 issue in a timely manner, it also recognizes that failure to sufficiently resolve all aspects of the Year 2000 issue in a timely fashion presents substantial risks for the Company, including disruption of normal business processes and additional costs or loss of revenue. Considerable work remains to be accomplished and unforeseen difficulties could arise which might adversely affect the Company's ability to complete its program on schedule. Furthermore, there is no guarantee that the systems of other companies on which this Company relies will be remediated in a timely fashion to avoid having a material adverse effect on the Company's operations or its financial results.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended February 28, 1999.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                    ASSETS

                                                                   MAY 31,      AUGUST 31,     FEBRUARY 28,
                                                                    1998           1998            1999
(DOLLARS IN THOUSANDS)                                          ------------   ------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents ..................................   $   83,532     $  120,008      $   43,654
 Receivables ................................................      564,185        471,516         539,180
 Inventories ................................................      523,019        479,734         506,319
 Other current assets .......................................       36,996         37,707         124,185
                                                                ----------     ----------      ----------
  Total current assets ......................................    1,207,732      1,108,965       1,213,338

OTHER ASSETS:
 Investments ................................................      346,214        347,334         357,955
 Other ......................................................       96,485         97,034         119,186
                                                                ----------     ----------      ----------
  Total other assets ........................................      442,699        444,368         477,141

PROPERTY, PLANT AND EQUIPMENT ...............................      893,531        915,770         949,599
                                                                ----------     ----------      ----------
                                                                $2,543,962     $2,469,103      $2,640,078
                                                                ==========     ==========      ==========

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable ..............................................   $   53,500     $      475      $  247,000
 Current portion of long-term debt ..........................       39,548         13,855          17,650
 Patrons' credit balances ...................................       42,876         41,324          53,071
 Patrons' advance payments ..................................      108,488        148,021         161,508
 Drafts outstanding .........................................       33,569         26,367          20,203
 Accounts payable ...........................................      491,969        383,161         335,458
 Book cash overdraft ........................................       49,314         28,375          35,994
 Accrued expenses ...........................................      100,497        119,373          89,873
 Patronage dividends and equity retirements payable .........       60,019         63,562          16,303
                                                                ----------     ----------      ----------
  Total current liabilities .................................      979,780        824,513         977,060

LONG-TERM DEBT ..............................................      375,200        442,986         442,616

OTHER LIABILITIES ...........................................       72,113         75,801          80,166

MINORITY INTERESTS IN SUBSIDIARIES ..........................       58,603         59,926          57,925

COMMITMENTS AND CONTINGENCIES
EQUITIES ....................................................    1,058,266      1,065,877       1,082,311
                                                                ----------     ----------      ----------
                                                                $2,543,962     $2,469,103      $2,640,078
                                                                ==========     ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE                         FOR THE
                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           FEBRUARY 28,                    FEBRUARY 28,
                                                   -----------------------------   -----------------------------
                                                        1998            1999            1998            1999
(DOLLARS IN THOUSANDS)                             -------------   -------------   -------------   -------------
REVENUES:
 Net sales:
  Grain and oilseed ............................    $1,350,557      $  974,093      $2,792,895      $2,031,964
  Energy .......................................       342,955         254,766         814,291         584,634
  Processed grain and oilseed ..................       164,490         134,255         326,660         271,810
  Feed and farm supplies .......................        72,925          84,699         211,990         207,534
  Agronomy .....................................       128,088         119,685         274,890         227,287
                                                    ----------      ----------      ----------      ----------
                                                     2,059,015       1,567,498       4,420,726       3,323,229
 Patronage dividends ...........................        35,011           3,433          35,643           3,902
 Other revenues ................................        32,349          25,777          58,186          52,988
                                                    ----------      ----------      ----------      ----------
                                                     2,126,375       1,596,708       4,514,555       3,380,119
                                                    ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................     2,041,606       1,540,787       4,356,010       3,266,653
 Marketing, general and administrative .........        36,544          37,189          73,359          76,270
 Interest ......................................         9,451          10,422          18,138          19,972
 Minority interests ............................        (2,318)            645          (3,179)           (756)
                                                    ----------      ----------      ----------      ----------
                                                     2,085,283       1,589,043       4,444,328       3,362,139
                                                    ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES .....................        41,092           7,665          70,227          17,980
INCOME TAX EXPENSE (BENEFIT) ...................         5,085            (965)          8,025           1,035
                                                    ----------      ----------      ----------      ----------
NET INCOME .....................................    $   36,007      $    8,630      $   62,202      $   16,945
                                                    ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE                    FOR THE
                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                FEBRUARY 28,              FEBRUARY 28,
                                                         -------------------------- -------------------------
                                                             1998          1999         1998         1999
(DOLLARS IN THOUSANDS)                                   ------------ ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................  $   36,007   $    8,630    $  62,202    $   16,945
                                                          ----------   ----------    ---------    ----------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .......................      18,231       20,171       36,692        40,146
   Noncash (income) loss from joint ventures ...........      (3,405)       3,402        6,046        (1,267)
   Noncash portion of patronage dividends received .....     (19,694)      (3,291)     (31,149)       (3,466)
   Gain on sale of property, plant and equipment .......         (71)        (524)      (1,316)       (1,321)
   Adjustment of inventories to market value ...........       7,843       (5,913)      19,609         4,829
   Other ...............................................      (4,448)        (990)      (2,966)         (990)
   Changes in operating assets and liabilities:
    Receivables ........................................     138,236       88,110      (26,252)      (71,089)
    Inventories ........................................      62,275       13,986      (11,406)      (31,414)
    Other current assets and other assets ..............     (89,253)    (101,600)     (85,572)     (108,837)
    Patrons' credit balances ...........................      52,813       (9,882)      76,442        11,747
    Patrons' advance payments ..........................     (79,677)     (25,000)      31,507        13,487
    Accounts payable and accrued expenses ..............    (117,968)    (146,984)     (97,718)      (77,203)
    Drafts outstanding and other liabilities ...........       1,688       (1,609)      (2,993)       (1,798)
                                                          ----------   ----------    ---------    ----------
      Total adjustments ................................     (33,430)    (170,124)     (89,076)     (227,176)
                                                          ----------   ----------    ---------    ----------
      Net cash provided by (used in)
       operating activities ............................       2,577     (161,494)     (26,874)     (210,231)
                                                          ----------   ----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ..........     (18,434)     (37,128)     (58,187)      (70,943)
 Proceeds from disposition of property,
  plant and equipment ..................................       2,195        1,640       16,498         4,852
 Investments ...........................................      (4,846)      (8,995)      (8,228)      (11,212)
 Investments redeemed ..................................       1,916          962        3,968         5,424
 Changes in notes receivable ...........................        (625)       1,294        8,904         2,651
 Other investing activities, net .......................       2,116          156          986           (65)
                                                          ----------   ----------    ---------    ----------
      Net cash used in investing activities ............     (17,678)     (42,071)     (36,059)      (69,293)
                                                          ----------   ----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ..............................      53,894      217,000      134,751       246,525
 Long-term debt borrowings .............................       3,187       10,565       23,590        10,565
 Principal payments on long-term debt ..................      (9,402)      (2,629)     (13,051)       (7,257)
 Changes in book cash overdraft ........................     (34,446)      (6,200)     (10,035)        7,619
 Retirements of equity .................................      (3,017)      (1,328)     (19,014)      (10,599)
 Cash patronage dividends paid .........................          26      (28,591)     (13,388)      (43,683)
                                                          ----------   ----------    ---------    ----------
      Net cash provided by financing activities ........      10,242      188,817      102,853       203,170
                                                          ----------   ----------    ---------    ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ......................................      (4,859)     (14,748)      39,920       (76,354)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ...................................      79,783       58,402       35,004       120,008
                                                          ----------   ----------    ---------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD .........................................  $   74,924   $   43,654    $  74,924    $   43,654
                                                          ==========   ==========    =========    ==========

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated statements of operations and cash flows for the three and six months ended February 28, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of May 31, 1998 and August 31, 1998 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

NOTE 2. RECEIVABLES

                                                          MAY 31,      AUGUST 31,    FEBRUARY 28,
                                                           1998           1998           1999
                                                        ----------    ------------   ------------
       Trade ........................................    $564,737       $474,454       $553,917
       Other ........................................      23,635         20,376          8,662
                                                         --------       --------       --------
                                                          588,372        494,830        562,579
       Less allowance for doubtful accounts .........      24,187         23,314         23,399
                                                         --------       --------       --------
                                                         $564,185       $471,516       $539,180
                                                         ========       ========       ========

NOTE 3.  INVENTORIES

                                                          MAY 31,      AUGUST 31,    FEBRUARY 28,
                                                           1998           1998          1999
                                                        ----------    ------------  -------------
       Energy products ..............................    $208,055        178,792        $182,217
       Grain and oilseed ............................     166,925        171,099         133,154
       Agronomy .....................................      82,168         80,030          86,407
       Feed and farm supplies .......................      46,871         30,064          85,448
       Processed grain and oilseed products .........      19,000         19,749          19,093
                                                         --------        -------        --------
                                                         $523,019       $479,734        $506,319
                                                         ========       ========        ========

NOTE 4. COMPREHENSIVE INCOME

     As of June 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting of Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities as well as the Company's charge to equity related to its pension liability to be included as components of other comprehensive income.

     During the three months ended February 28, 1998 and 1999, total comprehensive income amounted to $36,007 and $8,544 respectively. Total comprehensive income was $62,202 and $18,260 for the six months ended February 28, 1998 and 1999, respectively. Accumulated other comprehensive income (loss) at May 31, 1998, August 31, 1998 and February 28, 1999 was $1,195, $(99) and
$1,216, respectively.

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

     This Combination has been accounted for as a pooling of interests and as a result all comparative financial information has been restated to include the financial statements of Harvest States and Cenex. In addition, the Company changed its fiscal year to August 31, and is filing this Quarterly Report on Form 10-Q representing the first six months and second quarter of the Company's new fiscal year.

     In February 1999, the Company announced that it had entered into discussions with Farmland Industries, Inc., a farm supply, grain marketing and food processing cooperative headquartered in Kansas City, Missouri for the purpose of exploring potential joint ventures in petroleum refining and grain marketing. There is no assurance that these joint ventures will take place.

     Thomas F. Baker, Executive Vice President of Finance and Administration and Chief Financial Officer of the Company announced his retirement effective May 31, 1999. John Schmitz, currently Vice President, Finance has been appointed as Senior Vice President and Chief Financial Officer effective June 1, 1999. Debra Thornton, Senior Vice President and General Counsel, will assume some additional administrative duties effective June 1, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information, which relates to financial reporting of operating or business segments of a company. The new standard is effective for fiscal years beginning after December 15, 1997. Disclosures relative to SFAS No. 131 are not required for interim periods in the initial year of application. Management is currently evaluating this new standard and has not yet determined its applicability or impact on the presentation of the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. While management does not believe this standard will materially impact the financial position and results of operations of the Company, it is currently evaluating the reporting requirements under this new standard.

YEAR 2000

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

     In preparation for the Year 2000, the Company has reviewed the primary internally-developed software programs used within the divisions and defined business units comprising Harvest States before the June 1, 1998 merger with Cenex. Appropriate changes were made to that software to accommodate the Year 2000. In addition, the Company has engaged an information technology consulting firm for the purpose of appraising the Company's Year 2000 readiness, identifying critical software applications which are not Year 2000 compliant, remediating such applications, testing corrections to software, developing contingency plans in the event that all software problems are not corrected by the Year 2000, and assisting with certifications of key supplier's Year 2000 readiness. This Year 2000 plan and action program encompasses all areas of the Company. The Company will also assess, to the extent practical, embedded technology in its processing equipment. The Company has completed the assessment phase of the project, and has identified software deemed mission critical which must be remediated or replaced. In addition to this corrective activity, software previously remediated is currently under testing for Year 2000 compliance. The Company has also identified mission critical operations of the Company which may depend upon embedded technology and has collected or is in the process of collecting certification of Year 2000 compliance from equipment manufacturers. It is anticipated that the remediation phase of the project for mission critical systems will be completed by August 31, 1999. Management believes that the total cost to the Company to review and correct its own computer systems will not exceed $2 million, of which approximately $0.9 million was expended through February 28, 1999.

     The Company's management believes that the Company has in place an effective program to address the Year 2000 issue in a timely manner and that it is taking the steps reasonably necessary to resolve this issue with respect to matters within its control. However, it also recognizes that failure to sufficiently resolve all aspects of the Year 2000 issue in a timely fashion presents substantial risks to the Company. Considerable work remains to be accomplished and unforeseen difficulties could arise which might adversely effect the Company's ability to complete its program on schedule. Furthermore, while the Company has taken, and will continue to take, steps to determine the extent of remediation efforts being undertaken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies will be remediated in a timely fashion to avoid having a material adverse effect on the Company's operations or its financial results. Contingency plans are being discussed, but have not been completed as of this time. Such plans will be developed as the Company fully identifies those systems requiring remediation and works toward completion of its remediation efforts.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Company's consolidated net income for the three months ended February 28, 1999 and 1998 was $8.6 million and $36.0 million, respectively, which represents a $27.4 million (76%) decrease during the current three-month period. This decline in profitability in the 1999 three-month period is primarily attributable to the absence of an agronomy product patronage refund and reduced gross margins in the Company's food processing operations and its consumer products packaging joint venture.

     During the three-month period ended February 28, 1998, the Company received a patronage dividend of approximately $32.9 million on plant food purchases from its primary supplier of such products. During the current three-month period, the Company did not receive a patronage dividend due to depressed earnings in that particular industry. This decline in patronage dividend revenue was partially offset by volume rebates for crop protection products purchased from various companies and sold through the Company's agronomy joint venture.

     Within the Wheat Milling Defined Business Unit, gross margins declined 66 cents per hundred-weight for all products, which contributed to an overall decline in pretax income of approximately $3.7 million for that business unit. Within the Oilseed Processing and Refining Defined Business Unit, gross margins for soymeal and other processed soybean products declined by $16 per ton, which was the primary factor in the decline of approximately $5.1 million in pretax operating results for that business unit, compared to the same three-month period ended February 28, 1998. In addition, the Company's share of income from its consumer products packaging joint venture was reduced approximately $5.8 million during the current three-month period compared to the same period ended in 1998.

     Net operating results produced by the Company's energy and grain operations for the three months ended February 28, 1999 were not significantly different in total from the results produced by those businesses during the same period ended a year ago.

     Consolidated net sales of $1.6 billion decreased approximately $500 million (24%) during the three-month period ended February 28, 1999 compared to the same period ended in 1998.

     The average sales price for all grain and oilseeds marketed by the Company declined $1.19 per bushel, which was the primary factor in a reduction in grain sales during the 1999 period of approximately $376 million (28%). Grain volume of approximately 284 million bushels for the three-month period ended February 28, 1999 was essentially unchanged compared to the same period in 1998.

     Sales of energy products declined approximately $88 million (26%) during the three-month period ended February 28, 1999 compared with the same period in 1998. This was primarily the result of an 11% decline in refined fuel volume at an average price that was 14 cents per gallon less than that of a year ago.

     Processed grain and oilseed sales decreased approximately $30 million (18%) during the three months ended February 28, 1999 compared to the same period in 1998. This decrease is primarily attributable to a $77 per ton reduction in the average sales price of soymeal, and a reduction of approximately $2.55 per hundred-weight for milled wheat products.

     Sales of feed and farm supplies and wholesale agronomy products remained at approximately the same dollar level during the current three-month period ended February 28, 1999 as that of the same period a year ago.

     Patronage dividends received decreased approximately $31.6 million (90%) during the three months ended February 28, 1999 compared to the same period in 1998, resulting from reduced patronage earnings distributed by the Company's primary fertilizer supplier.

     Other revenues of $25.8 million decreased $6.6 million (20%) for the three months ended February 28, 1999 compared to the same period in 1998. While there were some changes in revenue volumes among the recurring categories of divisional service income, the primary cause for this decrease was a decline of $5.8 million in the Company's share of income from its consumer products packaging joint venture during the current three-month period.

     Cost of goods sold of $1.5 billion decreased approximately $500 million (25%) during the three months ended February 28, 1999 compared to the same period in 1998. During the three months ended February 28, 1999, the average cost per bushel for all grains and oilseeds procured by the Company through its grain marketing and country elevator system decreased $1.21 compared to the same period ended in 1998. The average cost per gallon for refined fuels decreased 12 cents during the three-month period ended February 28, 1999 compared to 1998. Within the Company's food processing operations, the average cost for wheat declined $1.28 per bushel, and the average cost for soybeans declined $1.83 per bushel, both compared to purchases made during the same three-month period ended in the previous year.

     Marketing, general and administrative expenses of $37.2 million for the three months ended February 28, 1999 increased $0.6 million (2%) compared to the same three months ended in 1998. During the three-month period ended in 1999, the Company expended approximately $0.4 million as part of its Year 2000 computer compliance program.

     Interest expense of $10.4 million increased $1.0 million (10%) for the three months ended February 28, 1999 compared to the same period in 1998. Long-term borrowings since February 28, 1998 to finance the acquisition of property, plant and equipment generated most of this additional expense.

     Minority interests in operations for the three-month period ended February 28, 1999 increased approximately $3.0 million compared to the same period in 1998. Substantially all of the minority interest is related to National Cooperative Refinery Association (NCRA), which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of that operation. This change in minority interests during the current three-month period is reflective of more profitable operations within the partially owned subsidiaries compared to the same period a year ago.

     An income tax benefit of $1.0 million for the three month period ended February 28, 1999 is the product of nonpatronage losses in several operations, the most significant originating from the consumer products packaging joint venture. Income tax expense for the three months ended February 28, 1998 of $5.1 million produced an effective tax rate of 12.4%

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Company's consolidated net income for the six months ended February 28, 1999 and 1998 was $16.9 million and $62.2 million, respectively, which represents a $45.3 million (73%) decrease during the current six-month period. This decline in profitability is primarily attributable to the absence of an agronomy product patronage refund of approximately $32.9 million which the Company had received during the previous year's six-month period, and depressed gross margins in the Company's food processing operations, food packaging joint venture, and energy operations.

     During the six-month period ended February 28, 1998, the Company received a patronage dividend of approximately $32.9 million on plant food purchases from its primary supplier of such products. During the current six-month period, the Company did not receive a patronage dividend due to depressed earnings in that particular industry.

     Net operating income produced by the Company's grain operations during the six months ended February 28, 1999 was not significantly different in total from that produced during the same period ended a year ago.

     Grain volume of approximately 600 million bushels was essentially unchanged comparing the six months ended February 28, 1999 with that same period in 1998. The average sales price for all grain and oilseeds marketed by the Company, however, declined $1.24 per bushel, which was the primary factor in a reduction in grain and oilseed sales during the 1999 period of approximately $761 million (27%).

     Sales of energy products declined approximately $230 million (28%) during the three-month period ended February 28, 1999 compared with the same period in 1998. This was primarily the result of a 10% decline in refined fuel volume at an average price 16 cents per gallon less than that of a year ago.

     Processed grain and oilseed sales decreased approximately $55 million (17%) during the six months ended February 28, 1999 compared to the same period in 1998. This decrease is primarily attributable to an $84 per ton reduction in the average sales price of soymeal and a reduction of approximately $2.73 per hundred-weight for milled wheat products.

     Feed and farm supplies sales remained at approximately the same dollar level as that of the comparable six months ended a year ago.

     Wholesale agronomy product sales declined approximately $48 million (17%) during the six months ended February 28, 1999 compared to the same period in 1998. This was primarily the result of an 11% decline in plant food volume at an average price of $11 per ton less than that of a year ago.

     Patronage dividends received decreased approximately $31.7 million (89%) during the six months ended February 28, 1999 compared to the same period in 1998. This decline in patronage dividends was primarily the result of reduced earnings generated by the Company's primary fertilizer supplier.

     Other revenues of $53.0 million decreased $5.2 million (9%) for the six months ended February 28, 1999 compared to the same period in 1998. While there were some changes in revenue volumes among the recurring categories of divisional service income, the primary cause for this decrease was a decline of $5.4 million in the Company's share of earnings from its consumers products packaging joint venture during the current period.

     Cost of goods sold of approximately $3.3 billion decreased approximately $1.1 billion (25%) during the six months ended February 28, 1999 compared to the same period in 1998. During the six months ended February 28, 1999, the average cost per bushel for all grains and oilseed procured by the Company though it's grain marketing and country elevator system decreased $1.26 compared to the same period ended in 1998. The average cost per gallon for refined fuels decreased 14 cents during the six-month period ended February 28, 1999 compared to 1998, and volume for refined fuels declined approximately 10% as well. Fertilizer costs declined an average of approximately $12 per ton, and volume for that product line was diminished by 11% compared to activity during the six months ended February 28, 1998. In the Company's food processing operations, the average cost of wheat and soybeans declined $1.44 and $1.60 per bushel, respectively.

     Marketing, general, and administrative expenses of $76.3 million increased $2.9 million (4%) for the six months ended February 28, 1999 compared to the same period in 1998. Approximately $1.5 million of this change is from credits to expenses produced as a result of the divestiture of a petroleum exploration project during the six-month period ended February 28, 1998. During the six-month period ended February 28, 1999, the Company has recorded one-time costs related to the consolidation of the business units pursuant to the merger of Cenex, Inc. and Harvest States Cooperatives of approximately $1.9 million. In addition, the Company has expended approximately $0.6 million during the six-month period ended February 28, 1999 for the purpose of assessing and remediating issues related to Year 2000 computer compliance.

     Interest expense of $20.0 million increased $1.8 million (10%) during the six months ended February 28, 1999 compared to the same period in 1998. Long-term borrowings since February 28, 1998 to finance the acquisition of property, plant and equipment generated most of this additional expense.

     Minority interests in operations for the six-month period ended February 28, 1999 increased approximately $2.4 million compared to the same period in 1998. Substantially all of the minority interest is in National Cooperative Refinery Association, which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of that operation. This change in minority interests during the current period is reflective of more profitable operations within the partially owned subsidiaries during the current six-month period compared to that same period of a year ago.

     Income tax expense of $1.0 million and $8.0 million for the six months ended February 28, 1999 and 1998, respectively, resulted in effective tax rates of 5.8% and 11.4%. The reduced 1999 effective tax rate is reflective of reduced nonpatronage earnings in several operations of the Company, most significantly, the consumer products packaging joint venture.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $161.5 million and provided cash of $2.6 million for the three months ended February 28, 1999 and 1998, respectively. For the period ended in 1999, net income of $8.6 million and net non-cash income and expenses of approximately $12.9 million were offset by increased working capital requirements of approximately $183.0 million. For the three-month period ending February 28, 1998, net income of $36.0 million was partially offset by net non-cash income and expenses of approximately $1.5 million and by increased working capital requirements of approximately $31.9 million.

     Operating activities of the Company used net cash of $210.2 million and $26.9 million for the six months ended February 28, 1999 and 1998, respectively. For the period ended in 1999, net income of $16.9 million and net non-cash income and expenses of approximately $38.0 million were offset by increased working capital requirements of approximately $265.1 million. For the six-month period ended February 28, 1998, net income of $62.2 million and net non-cash income and expenses of $26.9 million were offset by increased working capital requirements of approximately $116.0 million.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $42.1 million during the three-month period ended February 28, 1999. Expenditures for the acquisition of property, plant and equipment of $37.1 million and additional investments of $9.0 million were partially offset by proceeds from the disposition of property, plant and equipment, proceeds from the redemption of prior investments and collections on various notes receivable. The Company projects total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 to be approximately $196 million.

     Investing activities of the Company used net cash of $17.7 million during the three-month period ended February 28, 1998. Expenditures for the acquisition of property, plant and equipment of $18.4 million and additional investments of $4.8 million were partially offset by proceeds from the disposition of property, plant and equipment and proceeds from the redemption of prior investments.

     Investing activities of the Company used net cash of $69.3 million during the six-month period ended February 28, 1999. Expenditures for the acquisition of property, plant and equipment of $70.9 million and additional investments of $11.2 million were partially offset by proceeds from the disposition of property, plant and equipment, proceeds from the redemption of prior investments and collections on various notes receivable.

     Investing activities of the Company used net cash of $36.1 million during the six-month period ended February 28, 1998. Expenditures for the acquisition of property, plant and equipment of $58.2 million and additional investments of $8.2 million were partially offset by proceeds from the disposition of property, plant and equipment, and proceeds from the redemption of prior investments and collections on various notes receivable. The largest single source of cash partially offsetting capital expenditures and investments was the proceeds of approximately $10.3 million received as part of a sale-leaseback transaction for equipment within the Oilseed Processing and Refining Defined Business Unit.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. In June 1998, the Company established a 364-day credit facility of $400 million and a five-year revolving facility of $200 million, all of which is committed. In addition to these credit lines, the Company has a 364-day credit facility dedicated to NCRA, a subsidiary of which the Company owns 75%, with the St. Paul Bank for Cooperatives in the amount of $52 million, all of which is committed, and a 364-day credit facility dedicated to Swiss Valley Cooperative, a subsidiary of which the Company owns 60%, with CoBank in the amount of $0.75 million, all of which is committed. On February 28, 1999 the Company had total short-term indebtedness on these various facilities totaling $247 million. On August 31, 1998 and May 31, 1998, respectively, the Company had $0.48 million and $53.5 million outstanding on its short-term lines of credit. The increase in short-term borrowings in the six-month period ended February 28, 1999 is primarily attributable to the cash grain activity and the payment of deferred grain contracts after the beginning of the new tax year starting January 1999.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. On May 31, 1998, the Company had total indebtedness related to these long-term lines of credit of $373.8 million, of which approximately $36 million represented long-term borrowings by NCRA. In June 1998, the Company established a new long-term credit agreement through the banks for cooperatives whereby the Company repaid $279.6 million of the loan balance, and borrowed $134 million on the new long-term facility with the banks for cooperatives. This new facility commits $200 million of long-term borrowing capacity to the Company, with repayments through the year 2009. The amount outstanding on this credit agreement was $134 million with $66 million remaining available on both August 31, 1998 and February 28, 1999.

     Also in June 1998, as part of the refinancing program for the merged operations, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     In addition, the Company had long-term indebtedness on May 31, 1998, August 31, 1998 and February 28, 1999, of $40.6 million, $39.5 million and $35.5 million, respectively, in the form of Industrial Revenue Bonds, capitalized leases and miscellaneous notes payable.

     The Company, through the National Cooperative Refinery Association, incurred additional long-term debt of $10.0 million with the banks for cooperatives during the three months ended February 28, 1999. During that same period, the Company repaid long-term debt totaling approximately $2.6 million. During the three months ended February 28, 1998 the Company incurred additional long-term debt of $3.2 million, and repaid approximately $9.4 million of long-term debt.

     During the six-month periods ended February 28, 1999 and 1998, the Company incurred additional long-term debt of $10.6 million and $23.6 million, respectively. Repayments of long-term debt totaled $7.3 million and $13.1 million during the six months ended February 28, 1999 and 1998, respectively.

     In accordance with the bylaws and by action of the Board of Directors, annual net income from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the bylaws. In September 1998, the Company distributed patronage dividends to patrons based upon the operating results of the former Harvest States portion of the business for its year ended May 31, 1998. The cash portion of this distribution, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage, was approximately $15.1 million. In January 1999, the Company distributed the patronage income generated by the former Cenex portion of the business for the period ended May 31, 1998, and the patronage income resulting from the combined operations of the Company for the three months ended August 31, 1998. The cash portion of that distribution, deemed by the Board of Directors to be 80% for Equity Participation Units and 30% for regular patronage, was approximately $28.6 million.

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date continue to be eligible for patronage certificate redemptions at the age of 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total equity redemptions, related to the May 31, 1998 fiscal year end of the former Harvest States operating units, the eight-month reporting period of the former Cenex operating units ended on May 31, 1998, and the three-month period ended August 31, 1998 for the combined operations of Cenex Harvest States Cooperatives, is expected to be approximately $24.3 million, of which approximately $4.5 million was redeemed during the three months ended August 31, 1998. Redemptions made during the three months ended February 28, 1999 and 1998 were approximately $1.3 million and $3.0 million, respectively. During the six months ended February 28, 1999 and 1998, respectively, the Company redeemed approximately $10.6 million and $19.0 million of equity.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                BALANCE SHEETS


                                    ASSETS

                                                       MAY 31,     AUGUST 31,     FEBRUARY 28,
                                                         1998         1998            1999
(DOLLARS IN THOUSANDS)                                ---------   ------------   -------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
 Receivables ......................................    $32,585       $28,703        $29,233
 Inventories ......................................     23,759        18,569         26,431
 Other current assets .............................        185
                                                       -------       -------        -------
  Total current assets ............................     56,529        47,272         55,664

PROPERTY, PLANT AND EQUIPMENT .....................     34,953        35,596         37,981
                                                       -------       -------        -------
                                                       $91,482       $82,868        $93,645
                                                       =======       =======        =======

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $22,890       $15,071        $21,487
 Accounts payable .................................      8,868         7,547         10,185
 Accrued expenses .................................      1,660         1,773          3,496
                                                       -------       -------        -------
  Total current liabilities .......................     33,418        24,391         35,168

COMMITMENTS AND CONTINGENCIES
DEFINED BUSINESS UNIT EQUITY ......................     58,064        58,477         58,477
                                                       -------       -------        -------
                                                       $91,482       $82,868        $93,645
                                                       =======       =======        =======

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           FOR THE                     FOR THE
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         FEBRUARY 28,               FEBRUARY 28,
                                                   ------------------------   -------------------------
                                                       1998         1999          1998          1999
(DOLLARS IN THOUSANDS)                             -----------   ----------   -----------   -----------
REVENUES:
 Processed oilseed sales .......................    $110,444      $91,311      $218,625      $186,773
 Other revenues ................................         289           68           501            72
                                                    --------      -------      --------      --------
                                                     110,733       91,379       219,126       186,845
                                                    --------      -------      --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................     102,396       87,914       198,267       176,887
 Marketing, general and administrative .........       1,291        1,339         2,634         2,649
 Interest ......................................         146          292           301           594
                                                    --------      -------      --------      --------
                                                     103,833       89,545       201,202       180,130
                                                    --------      -------      --------      --------
INCOME BEFORE INCOME TAXES .....................       6,900        1,834        17,924         6,715

INCOME TAX EXPENSE .............................         100          195           225           275
                                                    --------      -------      --------      --------

NET INCOME .....................................    $  6,800      $ 1,639      $ 17,699      $  6,440
                                                    ========      =======      ========      ========

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          FOR THE                      FOR THE
                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        FEBRUARY 28,                 FEBRUARY 28,
                                                                 --------------------------   --------------------------
                                                                     1998           1999          1998           1999
(DOLLARS IN THOUSANDS)                                           ------------   -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..................................................    $   6,800      $  1,639      $  17,699      $  6,440
                                                                  ---------      --------      ---------      --------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation ..............................................          467           566            933         1,112
   Gain on disposal of property, plant and equipment .........                                      (202)
   Changes in operating assets and liabilities:
    Receivables ..............................................        4,383         2,697         (4,091)         (530)
    Inventories ..............................................      (11,248)       (2,647)       (21,787)       (7,862)
    Other current assets .....................................        1,273           240          2,131
    Accounts payable and accrued expenses ....................          526         3,756         (1,493)        4,361
                                                                  ---------      --------      ---------      --------
      Total adjustments ......................................       (4,599)        4,612        (24,509)       (2,919)
                                                                  ---------      --------      ---------      --------
      Net cash provided by (used in)
       operating activities ..................................        2,201         6,251         (6,810)        3,521
                                                                  ---------      --------      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ................       (1,229)       (1,992)        (4,471)       (3,500)
 Proceeds from disposition of property,
  plant and equipment ........................................                          3         10,267             3
                                                                  ---------      --------      ---------      --------
      Net cash (used in) provided by
       investing activities ..................................       (1,229)       (1,989)         5,796        (3,497)
                                                                  ---------      --------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives ..........        5,828        (2,623)        18,713         6,416
 Defined business unit equity distributed ....................       (6,800)       (1,639)       (17,699)       (6,440)
                                                                  ---------      --------      ---------      --------
      Net cash (used in) provided by
       financing activities ..................................         (972)       (4,262)         1,014           (24)
                                                                  ---------      --------      ---------      --------

INCREASE (DECREASE) IN CASH ..................................           --            --             --            --

CASH AT BEGINNING OF PERIOD ..................................           --            --             --            --
                                                                  ---------      --------      ---------      --------

CASH AT END OF PERIOD ........................................           --            --             --            --
                                                                  =========      ========      =========      ========

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three and six months ended February 28, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 and August 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended May 31, 1998, and for the three months ended August 31, 1998, which are included in the Cenex Harvest States Cooperatives Report on Form 10-K and Transition Report on Form 10-Q previously filed with the Securities and Exchange Commission on August 27, 1998 and October 14, 1998, respectively.


NOTE 2. RECEIVABLES

                                                         MAY 31,     AUGUST 31,    FEBRUARY 28,
                                                          1998          1998           1999
                                                        ---------   ------------   ------------
       Trade ........................................    $32,980       $29,098        $29,628
       Less allowance for doubtful accounts .........        395           395            395
                                                         -------       -------        -------
                                                         $32,585       $28,703        $29,233
                                                         =======       =======        =======

NOTE 3. INVENTORIES

                                                        MAY 31,     AUGUST 31,    FEBRUARY 28,
                                                         1998          1998           1999
                                                       ---------   ------------   ------------
       Oilseed .....................................    $ 6,926       $   712        $10,318
       Processed oilseed products ..................     16,833        17,857         16,113
                                                        -------       -------        -------
                                                        $23,759       $18,569        $26,431
                                                        =======       =======        =======

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

     In addition, the Company changed its fiscal year end to August 31, and is filing this Quarterly Report on Form 10-Q representing the first six months and second quarter of the Company's new fiscal year.

     See management's discussion for the Company in regard to new accounting pronouncements and also the Year 2000.

RESULTS OF OPERATIONS

     Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     FEBRUARY 28,             FEBRUARY 28,
                                                 ---------------------   ----------------------
                                                    1998        1999        1998         1999
(IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)     ---------   ---------   ----------   ---------
Income before income taxes ...................    $6,900      $1,834      $17,924      $ 6,715
Income from purchased oil ....................      (866)       (120)        (753)        (873)
Book to tax differences ......................                     4                         4
                                                  ------      ------      -------      -------
Taxable income ...............................    $6,034      $1,718      $17,171      $ 5,846
                                                  ======      ======      =======      =======
Bushels processed ............................     9,849       9,553       19,102       17,618
Income per bushel ............................    $ 0.61      $ 0.18      $  0.90      $  0.33
                                                  ======      ======      =======      =======

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales.

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     FEBRUARY 28,              FEBRUARY 28,
                                                -----------------------   ----------------------
                                                   1998         1999         1998         1999
                                                ----------   ----------   ----------   ---------
Gross margin .................................      7.29%        3.72%        9.31%        5.29%
Marketing, general and administrative ........      1.17%        1.47%        1.20%        1.42%
Interest .....................................      0.13%        0.32%        0.14%        0.32%

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Oilseed Processing and Refining Defined Business Unit net income of $1.6 million for the three months ended February 28, 1999 represents a $5.2 million decrease (76%) compared to the same period in 1998. This decrease is primarily attributable to lower gross margins for soymeal and other processed soybean products. The average gross margin for such products declined approximately $16 per ton during the three months ended February 28, 1999 compared to the same three-month period of a year ago.

     Processed oilseed sales of $91.3 million for the three-month period ended February 28, 1999 decreased by $19.1 million (17%) compared to the same period in 1998. A decline in processing volumes of approximately 14,000 tons, a lower average sales price of approximately $77 per ton for such products and a decline in the average sales price of approximately one cent per pound for refined oil contributed to the decrease. This decrease was partially offset by a slight increase in refining volumes.

     Other revenues declined $0.2 million (77%) during the three months ended February 28, 1999 compared to the same period in 1998. During the 1998 period, the Defined Business Unit received insurance proceeds of approximately $0.3 million related to a business interruption claim occurring in 1997.

     Cost of goods sold of $87.9 million for the three months ended February 28, 1999 decreased $14.5 million (14%) compared to the same period in 1998. During the 1999 period, a decline in soybeans processed of approximately 300,000 bushels reduced such costs almost $2.0 million. A reduced cost for soybeans of $1.83 per bushel during the three months ended February 28, 1999 compared to the same period in 1998 reduced cost of goods sold by approximately $17.5 million. These reductions were partially offset by an increase in the cost of crude soybean oil, as well as slightly increased refining volumes.

     Marketing, general and administrative expenses of $1.3 million for the three months ended February 28, 1999 was essentially unchanged compared to the same period in 1998.

     Interest expense for the three months ended February 28, 1999 was $0.3 million, compared with approximately $0.2 million for the same period of a year ago. This increase is primarily attributable to capital expenditures made since the 1998 period.

     Income tax expense of $0.2 million and $0.1 million for the three-month periods ended February 28, 1999 and 1998, respectively, resulted in effective tax rates of 10.6% and 1.4%. The increase in the effective tax rate in the 1999 period is the result of increased nonpatronage earnings as a percentage of total earnings.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Oilseed Processing and Refining Defined Business Unit's net income of $6.4 million for the six months ended February 28, 1999 represents a $11.3 million decrease (64%) compared to the same period in 1998. This decrease is attributable to reduced gross margins for both soymeal and other processed soybean products. The average gross margin for such products declined approximately $20 per ton during the six months ended February 28, 1999 compared to the same six-month period of a year ago.

     Processed oilseed sales of $186.8 million for the six-month period ended February 29, 1999 decreased $31.9 million (15%) compared to the same period in 1998. This decrease resulted from a decline in processing volumes of approximately 14,000 tons and a reduction in the average sales price of approximately $84 a ton for such products, partially offset by approximately a
1.8 cent per pound increase in the sales price for refined oil and a 3% increase in refining volumes.

     Other revenues declined $0.4 million (86%) during the six months ended February 28, 1999 compared to the same period in 1998. During the 1998 period, the Oilseed Processing and Refining Defined Business Unit recognized gains on disposal of replaced equipment sold at salvage value of approximately $0.2 million, and also received insurance proceeds related to a business interruption claim of approximately $0.3 million.

     Cost of goods sold of $176.9 million for the six months ended February 28, 1999 decreased $21.4 million (11%) compared to same period ended in 1998. During the 1999 period, a decline in soybeans processed of approximately 1,500,000 bushels reduced such costs almost $10.0 million. A reduced cost for soybeans of $1.60 per bushel during the six months ended February 28, 1999 compared to the same period in 1998 resulted in a decline cost of goods sold by approximately $28.2 million. These reductions were partially offset by a 4.7 cent per pound increase in the cost of crude soybean oil, as well as by a 5% increase in crude soybean oil purchases.

     Marketing, general, and administrative expenses of $2.6 million for the six months ended February 28, 1999 was essentially unchanged from the same period in 1998.

     Interest expense for the six months ended February 28, 1999 was $0.6 million compared with $0.3 million for the same period of a year ago. This increase of $0.3 million is primarily attributable to capital expenditures made since the 1998 period.

     Income tax expense of $0.3 million and $0.2 million for the six-month periods ended February 28, 1999 and 1998, respectively, resulted in effective tax rates of 4.1% and 1.3%. The increase in the effective tax rate in the 1999 period is the result of increased nonpatronage earnings as a percentage of total earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 28, 1999 provided net cash of $6.3 million. Net income of $1.6 million, non-cash expenses of $0.6 million and a reduction in working capital requirements of $4.1 million generated this net cash. For the same three-month period of a year ago, net earnings of $6.8 million and non-cash expenses of approximately $0.5 million were partially offset by increased working capital requirements of about $5.1 million, thereby providing net cash of $2.2 million.

     Operating activities for the six months ended February 28, 1999 provided net cash of $3.5 million. Net income of $6.4 million and non-cash expenses of $1.1 million were partially offset by increased working capital requirements totaling approximately $4.0 million. For the same six-month period a year ago, net income of $17.7 million and non-cash expenses and income of approximately $0.9 million were offset by increased working capital requirements totaling approximately $25.4 million, thereby using net cash in operating activities of $6.8 million.

CASH FLOWS FROM INVESTING

     The Oilseed Processing and Refining Defined Business Unit used cash of approximately $2.0 million and $1.2 million during the three-month periods ended February 28, 1999 and 1998, respectively, for the acquisition of property, plant and equipment.

     During the six-month period ended February 29, 1999, the Oilseed Processing and Refining Defined Business Unit used approximately $3.5 million for the acquisition of property, plant and equipment. During the six-months ended February 28, 1998, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10.3 million from the sale of soybean processing equipment and entered into a sale/leaseback transaction for such equipment. During the same period, the Oilseed Processing and Refining Defined Business Unit expended approximately $4.5 million for the purchase of property, plant and equipment.

     Total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 are projected to be approximately $6.3 million.

CASH FLOWS FROM FINANCING

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

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $21.5 million as of February 28, 1999 compared with $15.1 million as of August 31, 1998 and $22.9 million as of May 31, 1998. These interest bearing balances reflect working capital and fixed asset financing requirements.

     In July 1998, the Company announced its site selection for the construction of a new soybean processing and refining plant in southwestern Minnesota. The facility, to be constructed near the city of Fairmont, Minnesota, is expected to cost between $60.0 million and $90.0 million. The precise configuration and size of the facility has yet to be determined. Since that announcement, the Company has acquired the plant site at a cost of approximately $1.3 million with construction tentatively scheduled to begin in the year 2001. The new facility may be financed with debt, open membership equity, additional equity participation units, or a combination of these financing alternatives.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                     ASSETS

                                                        MAY 31,      AUGUST 31,     FEBRUARY 28,
                                                          1998          1998            1999
(DOLLARS IN THOUSANDS)                                -----------   ------------   -------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
 Receivables ......................................    $ 35,757       $ 35,228        $ 32,765
 Inventories ......................................      13,785         18,895          23,137
 Other current assets .............................         394            430             165
                                                       --------       --------        --------
  Total current assets ............................      49,936         54,553          56,067
INTANGIBLE ASSETS .................................      10,748         10,481           9,948
PROPERTY, PLANT AND EQUIPMENT .....................      85,627         97,428         110,577
                                                       --------       --------        --------
                                                       $146,311       $162,462        $176,592
                                                       ========       ========        ========


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $ 16,739       $ 33,238        $ 49,391
 Accounts payable .................................       8,836         11,003          11,998
 Accrued expenses .................................       1,569          1,667           3,527
 Current portion of long-term debt ................      10,005         10,005          10,005
                                                       --------       --------        --------
  Total current liabilities .......................      37,149         55,913          74,921
LONG-TERM DEBT ....................................      41,204         38,516          33,638

COMMITMENTS AND CONTINGENCIES
DEFINED BUSINESS UNIT EQUITY ......................      67,958         68,033          68,033
                                                       --------       --------        --------
                                                       $146,311       $162,462        $176,592
                                                       ========       ========        ========

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE                     FOR THE
                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         FEBRUARY 28,                 FEBRUARY 28,
                                                   -------------------------   --------------------------
                                                      1998          1999           1998          1999
(DOLLARS IN THOUSANDS)                             ----------   ------------   -----------   ------------
REVENUES:
 Processed grain sales .........................    $54,047        $42,944      $108,036        $85,037
 Other revenues ................................                                      83
                                                    -------        -------      --------        -------
                                                     54,047         42,944       108,119         85,037
                                                    -------        -------      --------        -------

COSTS AND EXPENSES:
 Cost of goods sold ............................     49,755         41,806        98,966         81,837
 Marketing, general and administrative .........      2,202          2,441         4,388          4,679
 Interest ......................................        858          1,136         1,818          2,079
                                                    -------        -------      --------        -------
                                                     52,815         45,383       105,172         88,595
                                                    -------        -------      --------        -------

INCOME (LOSS) BEFORE INCOME
 TAXES .........................................      1,232         (2,439)        2,947         (3,558)

INCOME TAX EXPENSE (BENEFIT) ...................        100           (175)          250           (275)
                                                    -------        -------      --------        -------

NET INCOME (LOSS) ..............................    $ 1,132       ($ 2,264)     $  2,697       ($ 3,283)
                                                    =======        =======      ========        =======

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE                       FOR THE
                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        FEBRUARY 28,                  FEBRUARY 28,
                                                                ----------------------------   --------------------------
                                                                    1998           1999            1998          1999
(DOLLARS IN THOUSANDS)                                          -----------   --------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..........................................    $  1,132        ($2,264)       $  2,697      ($  3,283)
                                                                 --------         ------        --------       --------
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization ............................       1,523          1,357           2,443          2,619
   Changes in operating assets and liabilities:
    Receivables .............................................       9,140         (1,104)          3,793          2,463
    Inventories .............................................       2,028         (1,823)         (1,933)        (4,242)
    Other current assets ....................................         160             (1)            (28)           265
    Accounts payable and accrued expenses ...................      (5,146)         2,220          (6,526)         2,855
                                                                 --------         --------      --------       --------
      Total adjustments .....................................       7,705            649          (2,251)         3,960
                                                                 --------         --------      --------       --------
      Net cash provided by (used in) operating
       activities ...........................................       8,837         (1,615)            446            677
                                                                 --------         --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............      (4,695)        (5,508)         (8,910)       (15,235)
                                                                 --------         --------      --------       --------
      Net cash used in investing activities .................      (4,695)        (5,508)         (8,910)       (15,235)
                                                                 --------         --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives .........        (571)         7,298          16,039         16,153
 Principal payments on long-term debt .......................      (2,439)        (2,439)         (4,878)        (4,878)
 Defined business unit equity distributed ...................      (1,132)         2,264          (2,697)         3,283
                                                                 --------         --------      --------       --------
      Net cash (used in) provided by
       financing activities .................................      (4,142)         7,123           8,464         14,558
                                                                 --------         --------      --------       --------

INCREASE (DECREASE) IN CASH .................................          --             --              --             --

CASH AT BEGINNING OF PERIOD .................................          --             --              --             --
                                                                 --------         --------      --------       --------

CASH AT END OF PERIOD .......................................          --             --              --             --
                                                                 ========         ========      ========       ========

The accompanying notes are an integral part of the financial statements
                                  (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three and six months ended February 28, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 and August 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended May 31, 1998, and for the three months ended August 31, 1998, which are included in the Cenex Harvest States Cooperatives Report on Form 10-K and Transition Report on Form 10-Q previously filed with the Securities and Exchange Commission on August 27, 1998 and October 14, 1998, respectively.

NOTE 2. RECEIVABLES

                                                         MAY 31,     AUGUST 31,    FEBRUARY 28,
                                                          1998          1998           1999
                                                        ---------   ------------   ------------
       Trade ........................................    $35,703       $34,825        $32,990
       Other ........................................        738         1,074            527
                                                         -------       -------        -------
                                                          36,441        35,899         33,517
       Less allowance for doubtful accounts .........        684           671            752
                                                         -------       -------        -------
                                                         $35,757       $35,228        $32,765
                                                         =======       =======        =======

NOTE 3. INVENTORIES

                                                        MAY 31,     AUGUST 31,    FEBRUARY 28,
                                                         1998          1998           1999
                                                       ---------   ------------   ------------
       Grain .......................................    $11,618       $17,003        $20,157
       Processed grain products ....................      1,395         1,270          2,196
       Other .......................................        772           622            784
                                                        -------       -------        -------
                                                        $13,785       $18,895        $23,137
                                                        =======       =======        =======

                                       23

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

     In addition, the Company changed its fiscal year end to August 31, and is filing this Quarterly Report on Form 10-Q representing the first six months and second quarter of the Company's new fiscal year.

     See management's discussion for the Company in regard to new accounting pronouncements and also the Year 2000.

     Mr. Garry A. Pistoria, who served as a group vice president responsible for the operations of the Wheat Milling Defined Business Unit, retired as of December 31, 1998. Mr. James Tibbetts, who previously served as group vice president of the Oilseed Processing and Refining Defined Business Unit, has assumed responsibility for the Wheat Milling Defined Business Unit as part of his current responsibilities for the Foods Group.

RESULTS OF OPERATIONS

     Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          FEBRUARY 28,                 FEBRUARY 28,
                                                   --------------------------   --------------------------
                                                       1998          1999           1998          1999
(IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)       -----------   ------------   -----------   ------------
     Income (loss) before income taxes .........     $ 1,232       $ (2,439)     $  2,947       $ (3,558)
     Book to tax differences ...................                        193                          193
                                                     -------       --------      --------       --------
     Taxable income (loss) .....................     $ 1,232       $ (2,246)     $  2,947       $ (3,365)
                                                     =======       ========      ========       ========
     Bushels processed .........................       7,893          8,255        15,818         16,559
     Income (loss) per bushel ..................     $  0.16       $  (0.27)     $   0.19       $  (0.20)
                                                     =======       ========      ========       ========

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of processed grain sales.

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          FEBRUARY 28,              FEBRUARY 28,
                                                     -----------------------   -----------------------
                                                        1998         1999         1998         1999
                                                     ----------   ----------   ----------   ----------
      Gross margin ...............................       7.94%        2.65%        8.40%        3.76%
      Marketing, general and administrative ......       4.07%        5.68%        4.06%        5.50%
      Interest ...................................       1.59%        2.65%        1.68%        2.44%

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Wheat Milling Defined Business Unit incurred a net loss of $2.3 million for the three months ended February 28, 1999 compared to net income of $1.1 million for the same period in 1998, for a decrease of $3.4 million. Approximately $1.5 million of this decrease was due to a reduction in production at the Huron mill, where the conversion of a semolina flour line to a hard wheat bakery flour line reduced volumes by 27% compared to the same period in 1998, with essentially the same fixed costs applied against the lower volumes. While the decrease in volumes at Huron was offset by increased production at the other mills, a general deterioration in gross margins of approximately 66 cents per hundred weight on all products resulted in the balance of the change in net income. The Huron conversion was operational in February 1999, and the Wheat Milling Defined Business Unit is currently attempting to increase its share of the bakery flour market from this mill's production.

     Processed grain sales for the three-month period ended February 28, 1999 of $42.9 million decreased $11.1 million (21%) compared to the same period in 1998. A reduction in the average sales price of $2.55 per hundred weight, partially offset by a 156,000 hundred weight volume increase resulted in the decline in sales revenue.

     Cost of goods sold of $41.8 million for the three months ended February 28, 1999 decreased $7.9 million (16%) compared to the same period in 1998. This decrease was due primarily to a $1.28 per bushel decline in the cost of raw material during the three months ended February 28, 1999, compared to that same period in 1998. This price variance was partially offset by an increase in volume of approximately 350,000 bushels and a $0.5 million increase in plant expenses, essentially all of which is attributable to the Mount Pocono mill which commenced partial operations in January 1999.

     Marketing, general and administrative expenses of $2.4 million for the three months ended February 28, 1999 increased approximately $0.2 million (11%) compared to the same period in 1998. This increase is attributable to additional administrative expenses incurred at the new mill in Mount Pocono.

     Interest expense of $1.1 million during the three months ended February 28, 1999 increased $0.3 million (32%) compared to the same period in 1998. On June 1, 1997, the Company contributed $38.8 million of additional capital to the Wheat Milling Defined Business Unit for the purpose of constructing the Mount Pocono mill. Throughout the construction phase of this project, the unexpended balance of this cash contribution reduced borrowing requirements to finance inventories and receivables, and consequently, reduced interest expense. As cash has been expended for construction of the Mount Pocono mill, additional borrowings have been required to finance working capital. The increase in interest expense during the three-month period ended February 28, 1999 compared to the same period ended in 1998 is attributable to this activity.

     An income tax benefit of $0.2 million for the three months ended February 28, 1999 is based upon an effective tax rate of 7.2% applied to the pretax operating loss of $2.4 million for the period. For the three months ended February 28, 1998, income tax expense of $0.1 million resulted in an effective tax rate of 8.1%.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The Wheat Milling Defined Business Unit incurred a net loss of $3.3 million for the six months ended February 28, 1999 compared to net income of $2.7 million for the same period in 1998, for a decrease of $6.0 million. Approximately $2.5 million of this decrease was due to a reduction in production at the Huron mill, where the conversion of a semolina flour line to a hard wheat bakery flour line reduced volumes by 32% compared to the same period in 1998, with essentially the same fixed costs applied against the lower volumes. While the decrease in volumes at Huron was offset by increased production at the other mills, a general deterioration in gross margins of approximately 63 cents per hundred weight on all products resulted in the balance of the change in net income. The Huron conversion was operational in February 1999, and the Wheat Milling Defined Business Unit is currently attempting to increase its share of the bakery flour market from this mill's production.

     Processed grain sales for the six-month period ended February 28, 1999 of $85.0 million decreased $23.0 million (21%) compared to the same period in 1998. A reduction in the average sales price of $2.73 per hundred weight, partially offset by a 400,000 hundred weight volume increase resulted in the decline in sales revenue.

     Cost of goods sold of $81.8 million for the six months ended February 28, 1999 decreased by $17.1 million (17%) compared to the same period in 1998. This decrease was due primarily to a $1.44 per bushel decline in the cost of raw material during the six months ended February 28, 1999, compared to the same period in 1998. This price variance was partially offset by an increase in volume of approximately 831,000 bushels and a $1.9 million increase in plant expenses, attributable primarily to the Houston, Rush City and Mount Pocono mills. The Houston mill was operating in a startup phase during much of the 1998 period and the volume at the Rush City mill in 1999 has exceeded its 1998 volume by 36%. The Mount Pocono mill commenced partial operations during the second quarter of the 1999 fiscal year.

     Marketing, general and administrative expenses of $4.7 million for the six months ended February 28, 1999 increased approximately $0.3 million (7%) compared to the same period in 1998. This increase is primarily attributable to additional administrative expenses incurred at the new mill in Mount Pocono.

     Interest expense of $2.1 million during the six months ended February 28, 1999 increased $0.3 million (14%) compared to the same period in 1998. On June 1, 1997, the Company contributed $38.8 million of additional capital to the Wheat Milling Defined Business Unit for the purpose of constructing the Mount Pocono mill. Throughout the construction phase of this project, the unexpended balance of this cash contribution reduced borrowing requirements to finance inventories and receivables, and consequently, reduced interest expense. As cash has been expended for the construction of the Mount Pocono mill, additional borrowings have been required to finance working capital. The increase in interest expense during the six-month period ended February 28, 1999 compared to the same period ended in 1998 is attributable to this activity.

     An income tax benefit of $0.3 million for the six months ended February 28, 1999 is based upon an effective tax rate of 7.7% applied to the pretax operating loss of $3.6 million for the period. For the six months ended February 28, 1998, income tax expense of $0.3 million resulted in an effective tax rate of 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels.

     In September 1997, the Wheat Milling Defined Business Unit began construction of a mill at Mount Pocono, Pennsylvania. As committed in the registration statement for the original equity participation unit offering, this mill is to be financed with equity from the Company. The total anticipated cost of construction is $41.4 million, of which $37.2 million has been expended through February 28, 1999. This mill began partial operations during the second quarter of the current fiscal year.

     The Cenex Harvest States Cooperatives Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1.8 million for the cost of the land and an access road. The land was purchased during the three months ended February 28, 1999 at a cost of approximately $1.2 million. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. The total anticipated costs for this mill are approximately $35.0 million, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives. No determination has been made at this time as to when construction will commence.

     Commencement of operations at a particular facility involves increased working capital to fund required inventories and receivables related to increased sales. New facilities may not be immediately profitable, which would then have a negative impact on cash flows and, as a result, may require additional financing. In addition, increased carrying value of inventories and receivables due to higher prices, increased receivables due to slow collections or increased inventories above historical levels require additional financing.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 28, 1999 used net cash of $1.6 million. The net operating loss of $2.3 million and increased working capital requirements of approximately $0.7 million were partially offset by non-cash expenses of $1.4 million. For the same three-month period ended a year ago, net income of $1.1 million, non-cash expenses of $1.5 million and a decrease in working capital of $6.2 million provided cash from operating activities totaling approximately $8.8 million.

     Operating activities for the six months ended February 28, 1999 provided net cash of approximately $0.7 million. The net operating loss of $3.3 million for that period was offset by non-cash expenses of $2.6 million and reduced working capital requirements of approximately $1.4 million. For the same six-month period ending in 1998, net income of $2.7 million and non-cash expenses of $2.4 million were partially offset by increased working capital requirements of $4.7 million, thereby providing net cash from operating activities of approximately $0.4 million.

CASH FLOWS FROM INVESTING

     Cash expended for the acquisition of property, plant and equipment during the three-month periods ended February 28, 1999 and 1998, respectively, totaled approximately $5.5 million and $4.7 million, respectively.

     During the six month periods ended February 28, 1999 and 1998, the Wheat Milling Defined Business Unit expended approximately $15.2 million and $8.9 million, respectively, for the acquisition of property, plant and equipment.

     Total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 are projected to be approximately $21.9 million.

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

     Working capital requirements for each division and Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of prevailing business conditions and availability of funds.

     Short-term debt outstanding and payable to the Company on February 28, 1999 was $49.4 million compared to $33.2 million and $16.7 million as of August 31, 1998 and May 31, 1998, respectively. This increase is primarily due to payments for Mount Pocono capital expenditures, for which the Company had contributed $38.8 million of capital to this account on June 1, 1997.

     On February 28, 1999 the Wheat Milling Defined Business Unit had long-term debt of $43.6 million which was incurred for the acquisition, expansion and construction of its various plants since 1990. The balance of such long-term debt was $48.5 million and $51.2 million as of August 31, 1998 and May 31, 1998 respectively. Approximately $10.0 million of the amount outstanding as of February 28, 1999 is payable within the next twelve months.

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         EXHIBIT    DESCRIPTION
         -------    ------------------------------------------------------------

          99        Cautionary Statement

          27.1      Financial Data Schedule (EDGAR filing only)

          27.2 Restated Financial Data Schedule due to the merger of Harvest States Cooperatives and Cenex, Inc. accounted for as a pooling of interests, and also the change in fiscal year end from May 31 to August 31 (EDGAR filing only)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CENEX HARVEST STATES COOPERATIVES
                                    -------------------------------------------
                                                    (Registrant)


        NAME                              TITLE                        DATE
        ----                              -----                        ----
   /S/ T.F. BAKER        Executive Vice-President -- Finance &     April 9, 1999
-------------------      Administration
     T.F. Baker