Form 10-Q
period 1999-05-31
CENEX HARVEST STATES COOPERATIVES
filed 1999-07-13
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999.


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .


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
      INVER GROVE HEIGHTS, MN 55077     (Registrant's telephone number including
(Address of principal executive offices                 area code)
             and zip code)

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


                             YES __X__   NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 NONE                          NONE
                 ----                          ----
               (Class)           (Number of shares outstanding at
                                          May 31, 1999)

================================================================================

                                      INDEX

                                                                                         PAGE
                                                                                          NO.
                                                                                         ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements (unaudited)

 Consolidated Balance Sheets as of August 31, 1998 and May 31, 1998 and 1999 ..........    2

 Consolidated Statements of Operations for the three and nine months ended May 31, 1998
 and 1999 .............................................................................    3

 Consolidated Statements of Cash Flows for the three and nine months ended May 31, 1998
 and 1999 .............................................................................    4

 Notes to Consolidated Financial Statements ...........................................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ........................................................................    6

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of August 31, 1998, May 31, 1998 and May 31, 1999 (unaudited) ......   14

 Statements of Operations for the three and nine months ended May 31, 1998 and
 1999 (unaudited) .....................................................................   15

 Statements of Cash Flows for the three and nine months ended May 31, 1998 and
 1999 (unaudited) .....................................................................   16

 Notes to Financial Statements (unaudited) ............................................   17

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ........................................................................   18

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of August 31, 1998, May 31, 1998 and May 31, 1999 (unaudited) ......   22

 Statements of Operations for the three and nine months ended May 31, 1998 and
 1999 (unaudited) .....................................................................   23

 Statements of Cash Flows for the three and nine months ended May 31, 1998 and
 1999 (unaudited) .....................................................................   24

 Notes to Financial Statements (unaudited) ............................................   25

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ........................................................................   26

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers
 are negative .........................................................................   30

 Item 6. Exhibits and Reports on Form 8-K .............................................   30

SIGNATURE PAGE ........................................................................   31

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

     SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crisis in Asia has impacted, and is expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals, and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

     YEAR 2000. Although the Company's management believes that the Company has in place an effective program to address the Year 2000 issue in a timely manner, it also recognizes that failure to sufficiently resolve all aspects of the Year 2000 issue in a timely fashion presents substantial risks for the Company, including disruption of normal business processes and additional costs or loss of revenue. Considerable work remains to be accomplished and unforeseen difficulties could arise which might adversely affect the Company's ability to complete its program on schedule. Furthermore, there is no guarantee that the systems of other companies on which this Company relies will be remediated in a timely fashion to avoid having a material adverse affect on the Company's operations or its financial results.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                AUGUST 31,       MAY 31,        MAY 31,
                                                                   1998           1998           1999
                                                                ----------     ----------     ----------
                                                                          (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
 Cash and cash equivalents ..................................   $  120,008     $   83,532     $   44,760
 Receivables ................................................      471,516        564,185        678,963
 Inventories ................................................      479,734        523,019        513,815
 Other current assets .......................................       37,707         36,996         86,231
                                                                ----------     ----------     ----------
  Total current assets ......................................    1,108,965      1,207,732      1,323,769

OTHER ASSETS:
 Investments ................................................      347,334        346,214        367,369
 Other ......................................................       97,034         96,485        114,423
                                                                ----------     ----------     ----------
  Total other assets ........................................      444,368        442,699        481,792

PROPERTY, PLANT AND EQUIPMENT ...............................      915,770        893,531        956,068
                                                                ----------     ----------     ----------
                                                                $2,469,103     $2,543,962     $2,761,629
                                                                ==========     ==========     ==========
                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................   $      475     $   53,500     $  170,000
 Current portion of long-term debt ..........................       13,855         39,548         19,627
 Patrons' credit balances ...................................       41,324         42,876         37,514
 Patrons' advance payments ..................................      148,021        108,488        115,680
 Drafts outstanding .........................................       26,367         33,569         19,314
 Accounts payable ...........................................      383,161        494,049        501,341
 Book cash overdraft ........................................       28,375         49,314         50,917
 Accrued expenses ...........................................      119,373         98,417        103,226
 Patronage dividends and equity retirements payable .........       63,562         60,019         16,894
                                                                ----------     ----------     ----------
  Total current liabilities .................................      824,513        979,780      1,034,513

LONG-TERM DEBT ..............................................      442,986        375,200        466,281

OTHER LIABILITIES ...........................................       75,801         72,113         80,326

MINORITY INTERESTS IN SUBSIDIARIES ..........................       59,926         58,603         62,256

COMMITMENTS AND CONTINGENCIES ...............................

EQUITIES ....................................................    1,065,877      1,058,266      1,118,253
                                                                ----------     ----------     ----------
                                                                $2,469,103     $2,543,962     $2,761,629
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE                        FOR THE
                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MAY 31,                        MAY 31,
                                                   ------------------------       --------------------------
                                                      1998          1999             1998            1999
                                                   ---------      ---------       ----------      ----------
                                                                     (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales:
  Grain and oilseed ............................   $ 824,878      $ 625,002       $3,617,773      $2,656,966
  Energy .......................................     336,905        323,590        1,151,196         908,224
  Processed grain and oilseed ..................     157,619        137,548          484,279         409,358
  Feed and farm supplies .......................     202,340        176,145          414,330         383,679
  Agronomy .....................................     332,834        254,260          607,724         481,547
                                                   ---------      ---------       ----------      ----------
                                                   1,854,576      1,516,545        6,275,302       4,839,774
 Patronage dividends ...........................       3,851          4,108           39,494           8,010
 Other revenues ................................      20,290         29,177           78,476          82,165
                                                   ---------      ---------       ----------      ----------
                                                   1,878,717      1,549,830        6,393,272       4,929,949
                                                   ---------      ---------       ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................   1,763,633      1,447,824        6,127,149       4,714,477
 Marketing, general and administrative .........      43,329         43,111          109,182         119,381
 Interest ......................................      10,361         11,509           28,499          31,481
 Minority interests ............................       3,322          4,411              143           3,655
                                                   ---------      ---------       ----------      ----------
                                                   1,820,645      1,506,855        6,264,973       4,868,994
                                                   ---------      ---------       ----------      ----------
INCOME BEFORE INCOME TAXES .....................      58,072         42,975          128,299          60,955

INCOME TAX EXPENSE .............................       5,840          4,340           13,865           5,375
                                                   ---------      ---------       ----------      ----------

NET INCOME .....................................   $  52,232      $  38,635       $  114,434      $   55,580
                                                   =========      =========       ==========      ==========


   The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE                   FOR THE
                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  MAY 31,                   MAY 31,
                                                          -----------------------   ------------------------
                                                             1998         1999         1998          1999
                                                          ----------   ----------   ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................  $   52,232   $   38,635   $  114,434    $   55,580
                                                          ----------   ----------   ----------    ----------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .......................      18,360       20,377       55,052        60,523
   Noncash income from joint ventures ..................     (12,716)     (15,728)      (6,670)      (16,995)
   Noncash portion of patronage dividends received .....      (1,681)      (3,356)     (32,830)       (6,822)
   Gain on sale of property, plant and equipment .......      (1,293)        (314)      (2,609)       (1,635)
   Adjustment of inventories to market value ...........       1,236      (14,946)      20,845       (10,117)
   Other ...............................................        (227)       3,593       (3,193)        2,603
   Changes in operating assets and liabilities:
    Receivables ........................................      10,225     (136,791)     (16,027)     (207,880)
    Inventories ........................................     (54,938)       7,450      (66,344)      (23,964)
    Other current assets and other assets ..............     103,029       38,265       17,457       (70,572)
    Patrons' credit balances ...........................     (78,755)     (15,557)      (2,313)       (3,810)
    Patrons' advance payments ..........................     (77,027)     (45,828)     (45,520)      (32,341)
    Accounts payable and accrued expenses ..............     156,592      179,236       58,874       102,033
    Drafts outstanding and other liabilities ...........      12,232         (719)       9,239        (2,517)
                                                          ----------   ----------   ----------    ----------
      Total adjustments ................................      75,037       15,682      (14,039)     (211,494)
                                                          ----------   ----------   ----------    ----------
      Net cash provided by (used in) operating
       activities ......................................     127,269       54,317      100,395      (155,914)
                                                          ----------   ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ..........     (42,917)     (23,782)    (101,104)      (94,725)
 Proceeds from disposition of property, plant and
  equipment ............................................       3,061        1,496       19,559         6,348
 Investments ...........................................       2,482        6,702       (5,746)       (4,510)
 Investments redeemed ..................................      11,367        3,707       15,335         9,131
 Changes in notes receivable ...........................      (7,102)        (176)       1,802         2,475
 Other investing activities, net .......................      (3,053)          18       (2,067)          (47)
                                                          ----------   ----------   ----------    ----------
      Net cash used in investing activities ............     (36,162)     (12,035)     (72,221)      (81,328)
                                                          ----------   ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ..............................    (110,020)     (77,000)      24,731       169,525
 Long-term debt borrowings .............................      44,993       30,000       68,583        40,565
 Principal payments on long-term debt ..................      (7,029)      (4,514)     (20,080)      (11,771)
 Changes in book cash overdraft ........................      38,818       14,923       28,783        22,542
 Retirements of equity .................................     (20,144)      (4,518)     (39,158)      (15,117)
 Cash patronage dividends paid .........................     (29,117)         (67)     (42,505)      (43,750)
                                                          ----------   ----------   ----------    ----------
      Net cash (used in) provided by financing
       activities ......................................     (82,499)     (41,176)      20,354       161,994
                                                          ----------   ----------   ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ......................................       8,608        1,106       48,528       (75,248)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ...................................      74,924       43,654       35,004       120,008
                                                          ----------   ----------   ----------    ----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD .............................................  $   83,532   $   44,760   $   83,532    $   44,760
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated statements of operations and cash flows for the three and nine months ended May 31, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of May 31, 1998 and August 31, 1998 were derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

NOTE 2. RECEIVABLES

                                                  AUGUST 31,      MAY 31,       MAY 31,
                                                     1998          1998          1999
                                                  ----------    ----------    ----------
Trade ........................................     $474,454      $564,737      $689,535
Other ........................................       20,376        23,635        12,672
                                                   --------      --------      --------
                                                    494,830       588,372       702,207
Less allowance for doubtful accounts .........       23,314        24,187        23,244
                                                   --------      --------      --------
                                                   $471,516      $564,185      $678,963
                                                   ========      ========      ========

NOTE 3. INVENTORIES

                                                  AUGUST 31,      MAY 31,       MAY 31,
                                                     1998          1998          1999
                                                  ----------    ----------    ----------
Energy products ..............................     $178,792      $208,055      $202,322
Grain and oilseed ............................      171,099       166,925       135,463
Agronomy .....................................       80,030        82,168        85,626
Feed and farm supplies .......................       30,064        46,871        75,594
Processed grain and oilseed products .........       19,749        19,000        14,810
                                                   --------      --------      --------
                                                   $479,734      $523,019      $513,815
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

     During the three months ended May 31, 1998 and 1999, total comprehensive income amounted to $52,146 and $37,549 respectively. Total comprehensive income was $114,348 and $55,810 for the nine months ended May 31, 1998 and 1999, respectively. Accumulated other comprehensive (loss) income at August 31, 1998, May 31, 1998 and May 31, 1999 was $(99), $1,195 and $130, respectively.

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

     This Combination has been accounted for as a pooling of interests and as a result all comparative financial information has been restated to include the financial statements of Harvest States and Cenex. In addition, the Company changed its fiscal year to August 31, and is filing this Quarterly Report on Form 10-Q representing the first nine months and third quarter of the Company's new fiscal year.

     In February 1999, the Company announced that it had entered into discussions with Farmland Industries, Inc., a farm supply, grain marketing and food processing cooperative headquartered in Kansas City, Missouri for the purpose of exploring potential joint ventures in petroleum refining and grain marketing. In May 1999, the Company and Farmland Industries, Inc. announced the intention to work towards a merger of the two companies. This transaction is subject to due diligence, development of a definitive merger agreement and a favorable vote by the memberships of both companies.

     In June 1999, the Cenex/Land O'Lakes Agronomy Company, of which the Company owns 50%, purchased approximately 310 retail agronomy facilities from Terra International, Inc. at a price of approximately $350 million. The Company contributed capital of $55 million in cash to partially finance this transaction. Financing arrangements for this business, to be managed by the Cenex/Land O'Lakes Agronomy Company, are without recourse to the Company.

     Thomas F. Baker, Executive Vice President of Finance and Administration and Chief Financial Officer of the Company announced his retirement effective May 31, 1999. John Schmitz, previously Vice President, Finance has been appointed as Senior Vice President and Chief Financial Officer effective June 1, 1999. Debra Thornton, Senior Vice President and General Counsel, has assumed some additional administrative duties effective June 1, 1999.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which relates to the accounting for derivative transactions and hedging activities. This new standard is effective for years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact the financial position and results of operations of the Company, it is currently evaluating the reporting requirements under this new standard.

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

     In preparation for the Year 2000, the Company reviewed the primary internally-developed software programs used within the divisions and defined business units comprising Harvest States before the June 1, 1998 merger with Cenex. Appropriate changes were made to that software to accommodate the Year 2000. In addition, the Company has engaged an information technology consulting firm for the purpose of appraising the Company's Year 2000 readiness, identifying critical software applications which are not Year 2000 compliant, remediating such applications, testing corrections to software, developing contingency plans in the event that all software problems are not corrected by the Year 2000, and assisting with certifications of key supplier's Year 2000 readiness. This Year 2000 plan and action program encompasses all areas of the Company. The Company will also assess, to the extent practical, embedded technology in its processing equipment. The Company has completed the assessment phase of the project, and has identified software deemed mission critical which must be remediated or replaced. In addition to this corrective activity, software previously remediated is currently under testing for Year 2000 compliance. The Company has also identified mission critical operations of the Company which may depend upon embedded technology and has collected or is in the process of collecting certification of Year 2000 compliance from equipment manufacturers. It is anticipated that the remediation phase of the project for mission critical systems will be substantially completed by August 31, 1999. Management believes that the total cost to the Company to review and correct its own computer systems will not exceed $2 million, of which approximately $1.3 million was expended through May 31, 1999.

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

RESULTS OF OPERATIONS

     During the last 18 months there has been a decline in U.S. exports due to the Asian monetary crisis which has resulted in lower grain prices. This in turn, has affected the farmer producers' ability and willingness to purchase crop inputs such as fertilizer, chemicals and petroleum products. In addition, the increased production capacity of nitrogen fertilizer, flour and processed oilseed products has depressed prices and gross margins for those products.

COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND 1998
     The Company's consolidated net income for the three months ended May 31, 1999 and 1998 was $38.6 million and $52.2 million, respectively, which represents a $13.6 million (26%) decrease during the current three-month period. This decrease for the quarter is related to the decline in income from wholesale agronomy and food processing operations and an investment impairment, offset by a patronage dividend received by the farm supply operations and increases in income from grain operations and the Company's consumer products packaging joint venture.

     In wholesale agronomy operations timing differences resulted in the recognition of chemical rebates for the three-month period in 1998 that were not recognized in the current three-month period, resulting in a decrease in income of $7.7 million. In addition, the gross margin for plant food declined $1.30 per ton for the current quarter ended May 31, 1999 compared to the same period a year ago.

     Within the Wheat Milling Defined Business Unit reduced volume at the Huron mill produced a $2.0 million dollar decrease in income for the three months ended May 31, 1999. In addition, bad debt expense of $1.1 million was recognized during the current quarter due to the notification of bankruptcy received from two customers of which recovery is unlikely. The balance of the decline in income for the quarter ended May 31, 1999 is primarily attributable to a decline in average gross margins of approximately 33 cents per hundred-weight for all products. Within the Oilseed Processing and Refining Defined Business Unit, the decrease in income is primarily attributable to lower gross margins for soymeal and other processed soybean products. The average gross margin for such products declined approximately $12 per ton during the three months ended May 31, 1999 compared to the same three-month period of a year ago.

     During the three months ended May 31, 1999 the Company recorded an impairment to its St. Paul Bank for Cooperatives investment in the amount of $3.1 million due to losses incurred by the bank.

     Income for the current three-month period included a patronage dividend received by farm supply operations in the amount of $3.2 million dollars. In the prior three-month period the patronage dividend was not received until the following quarter.

     Included in income from grain operations for the three months ended May 31, 1999 was a harbor maintenance tax refund of approximately $1.0 million which was the result of a Supreme Court ruling that the tax was unconstitutional.

     The Company's share of income from its consumer products packaging joint venture increased approximately $6.5 million during the current three-month period compared to the same period ended in 1998.

     Net operating results produced by the Company's energy operations for the three months ended May 31, 1999 were not significantly different in total from the results produced during the same period ended a year ago.

     Consolidated net sales of $1.5 billion decreased approximately $338 million (18%) during the three-month period ended May 31, 1999 compared to the same period ended in 1998.

     The average sales price for all grain and oilseeds marketed by the Company declined $.83 per bushel, which was the primary factor in a reduction in grain sales during the 1999 period of approximately $200 million (24%). Grain volume of approximately 231 million bushels for the three-month period ended May 31, 1999 was essentially unchanged compared to the same period in 1998.

     Sales of energy products declined approximately $13 million (4%) during the three-month period ended May 31, 1999 compared with the same period in 1998. Although the average price for refined fuels was 8 cents per gallon higher during the current three-month period than that of a year ago, the primary reason for the decline was a 6% reduction in refined fuel volume.

     Processed grain and oilseed sales decreased approximately $20 million (13%) during the three months ended May 31, 1999 compared to the same period in 1998. This decrease is primarily attributable to a $19 per ton reduction in the average sales price of soymeal, a decline of approximately 6 cents per pound for refined oil partially offset by a 12% increase in refining volume and a reduction of approximately $2.85 per hundred-weight for milled wheat products partially offset by an 829 thousand hundred-weight volume increase.

     Sales of feed and farm supplies decreased approximately $26 million (13%) for the three-month period ended May 31, 1999, and is primarily attributable to a decline in volume of approximately 10% due to wet weather conditions during the current quarter.

     Wholesale agronomy product sales decreased $78.6 million (24%) during the current three-month period ended May 31, 1999. This was primarily the result of a 19% decline in plant food volume at an average price of approximately $22 per ton less than that of a year ago.

     Patronage dividends received increased $.3 million (7%) during the three months ended May 31, 1999 compared to the same period in 1998. A patronage dividend in the amount of $3.2 million was received during the current three-month period, but a year ago it was received in the following quarter.

Offsetting this was a patronage dividend received from the St. Paul Bank for Cooperatives in the three-month period ended May 31, 1998, but not in the current three-month period due to the bank's losses.

     Other revenues of $29.2 million increased $8.9 million (44%) for the three months ended May 31, 1999 compared to the same period in 1998. While there were some changes in revenue volumes among the recurring categories of divisional service income, the primary reason for the change was an increase in the Company's share of income from its consumer products packaging joint venture and grain marketing joint ventures of approximately $6.5 million and $1.7 million, respectively, during the current three-month period.

     Cost of goods sold of $1.4 billion decreased approximately $316 million (18%) during the three months ended May 31, 1999 compared to the same period in 1998. During the three months ended May 31, 1999, the average cost per bushel for all grains and oilseeds procured by the Company through its grain marketing and country elevator system decreased $1.12 compared to the same period ended in 1998. The average cost per gallon for refined fuels increased 1/2 a cent during the three-month period ended May 31, 1999 compared to 1998. Within the Company's food processing operations, the average cost for wheat declined $1.51 per bushel, and the average cost for soybeans declined $1.50 per bushel, both compared to purchases made during the same three-month period ended in the previous year.

     Marketing, general and administrative expenses of $43.1 million for the three months ended May 31, 1999 decreased $0.2 million (1%) compared to the same three months ended in 1998. During the three-month period ended in 1999, the Company expended approximately $0.7 million as part of its Year 2000 computer compliance program.

     Interest expense of $11.5 million increased $1.1 million (11%) for the three months ended May 31, 1999 compared to the same period in 1998. Long-term borrowings since May 31, 1998 to finance the acquisition of property, plant and equipment generated most of this additional expense.

     Minority interests in operations for the three-month period ended May 31, 1999 increased approximately $1.1 million compared to the same period in 1998. Substantially all of the minority interest is related to National Cooperative Refinery Association (NCRA), which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of NCRA. This change in minority interests during the current three-month period is reflective of more profitable operations within the partially owned subsidiaries compared to the same period a year ago.

     Income tax expense of $4.3 million and $5.8 million for the three months ended May 31, 1999 and 1998, respectively, resulted in an effective tax rate of 10.1% for both periods. Non-patronage income as a percentage of total income was approximately the same for both periods.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1999 AND 1998
     The Company's consolidated net income for the nine months ended May 31, 1999 and 1998 was $55.6 million and $114.4 million, respectively, which represents a $58.8 million (51%) decrease during the current nine-month period. This decline in profitability is primarily attributable to the absence of an agronomy product patronage refund of approximately $32.9 million which the Company had received during the previous year's nine-month period, and depressed gross margins in the Company's food processing and energy operations.

     During the nine-month period ended May 31, 1998, the Company received a patronage dividend of approximately $32.9 million on plant food purchases from its primary supplier of such products. During the current nine-month period, the Company did not receive a patronage dividend due to depressed earnings in that particular industry.

     Grain volume of approximately 830 million bushels was essentially unchanged during the nine months ended May 31, 1999 when compared with the same period in 1998. The average sales price for all grain and oilseeds marketed by the Company, however, declined $1.12 per bushel, which was the primary factor in a reduction in grain and oilseed sales during the 1999 period of approximately $961 million (27%).

     Sales of energy products declined approximately $243 million (21%) during the nine-month period ended May 31, 1999 compared with the same period in 1998. This was primarily the result of an 8% decline in refined fuel volume at an average price 10 cents per gallon less than that of a year ago.

     Processed grain and oilseed sales decreased approximately $75 million (15%) during the nine months ended May 31, 1999 compared to the same period in 1998. This decrease is primarily attributable to a decline in processing volume of 43 thousand tons and a $63 per ton reduction in the average sales price of soymeal in addition to a reduction of approximately $2.79 per hundred-weight for milled wheat products partially offset by a 1.2 million hundred-weight volume increase.

     Feed and farm supply sales of approximately $384 million decreased approximately $31 million (7%) during the nine months ended May 31, 1999 compared to the same period in 1998. The decrease in the current nine-month period is primarily attributable to a 10% decline in volume due to wet weather conditions.

     Wholesale agronomy product sales declined approximately $126 million (21%) during the nine months ended May 31, 1999 compared to the same period in 1998. This was primarily the result of a 15% decline in plant food volume at an average price of $16 per ton less than that of a year ago.

     Patronage dividends received decreased approximately $31.5 million (80%) during the nine months ended May 31, 1999 compared to the same period in 1998. This decline in patronage dividends was the primarily the result of reduced earnings generated by the Company's primary fertilizer supplier.

     Other revenues of $82.2 million increased $3.7 million (5%) for the nine months ended May 31, 1999 compared to the same period in 1998. Increases in the Company's share of income from its consumer products packaging joint venture and grain marketing joint ventures of approximately $1.1 million and $2.0 million, respectively, during the current nine-month period were the most significant factors affecting this change.

     Cost of goods sold of approximately $4.7 billion decreased approximately $1.4 billion (23%) during the nine months ended May 31, 1999 compared to the same period in 1998. During the nine months ended May 31, 1999, the average cost per bushel for all grains and oilseed procured by the Company though it's grain marketing and country elevator system decreased $1.12 compared to the same period ended in 1998. The average cost per gallon for refined fuels decreased 9 cents during the nine-month period ended May 31, 1999 compared to 1998, in addition to an 8% decline in volume for refined fuels. Fertilizer costs declined an average of approximately $16 per ton, and volume for that product line declined 15% compared to activity during the nine months ended May 31, 1998. In the Company's food processing operations, the average cost of wheat and soybeans declined $1.47 and $1.50 per bushel, respectively.

     Marketing, general, and administrative expenses of $119.4 million increased $10.2 million (9%) for the nine months ended May 31, 1999 compared to the same period in 1998. Approximately $1.8 million of the increase is within the Wheat Milling Defined Business Unit operations from the recognition of $1.1 million of uncollectable accounts receivable and also increased costs at the new mill at Mount Pocono. Within the energy operations approximately $3.0 million of this increase is due to commission expense related to Country Energy, LLC, a 50/50 joint venture with Farmland Industries, Inc. that started operations in September 1998. This commission expense includes marketing programs and expenses which had previously been included in cost of goods sold. Approximately $1.5 million of the change is from credits to expenses produced as a result of the divestiture of a petroleum exploration project during the nine-month period ended May 31, 1998. During the nine-month period ended May 31, 1999, the Company has recorded one-time costs related to the consolidation of the business units pursuant to the merger of Cenex, Inc. and Harvest States Cooperatives of approximately $1.9 million. In addition, the Company has expended approximately $1.3 million during the nine-month period ended May 31, 1999 for the purpose of assessing and remediating issues related to Year 2000 computer compliance.

     Interest expense of $31.5 million increased $3.0 million (10%) during the nine months ended May 31, 1999 compared to the same period in 1998. Long-term borrowings since May 31, 1998 to finance the acquisition of property, plant and equipment generated most of this additional expense.

     Minority interests in operations for the nine-month period ended May 31, 1999 increased approximately $3.5 million compared to the same period in 1998. Substantially all of the minority interest is in NCRA, which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of NCRA. This change in minority interests during the current nine-month period is reflective of more profitable operations within the partially owned subsidiaries compared to the same period of a year ago.

     Income tax expense of $5.4 million and $13.9 million for the nine months ended May 31, 1999 and 1998, respectively, resulted in effective tax rates of 8.8% and 10.8%. The reduced 1999 effective tax rate is reflective of reduced nonpatronage earnings in several operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS
     Operating activities of the Company provided net cash of $54.3 million and $127.3 million for the three months ended May 31, 1999 and 1998, respectively. For the period ended in 1999, net income of $38.6 million and decreased working capital requirements of approximately $26.1 million were offset by net non-cash income and expenses of approximately $10.4 million. For the three-month period ending May 31, 1998, net cash provided by operating activities comprised of net income of $52.2 million, net non-cash income and expenses of approximately $3.7 million and decreased working capital requirements of approximately $71.4 million.

     Operating activities of the Company used net cash of $155.9 million and provided net cash of $100.4 million for the nine months ended May 31, 1999 and 1998, respectively. For the period ended in 1999, net income of $55.6 million and net non-cash income and expenses of approximately $27.6 million were offset by increased working capital requirements of approximately $239.1 million. For the nine-month period ended May 31, 1998, net income of $114.4 million and net non-cash income and expenses of $30.6 million were offset by increased working capital requirements of approximately $44.6 million.

CASH FLOWS FROM INVESTING
     Investing activities of the Company used net cash of $12.0 million during the three-month period ended May 31, 1999. Expenditures for the acquisition of property, plant and equipment of $23.8 million and the net changes in notes receivable were partially offset by proceeds from the disposition of property, plant and equipment, the net change in investments of $6.7 million and proceeds from the redemption of prior investments. The Company projects total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 to be approximately $196 million.

     Investing activities of the Company used net cash of $36.2 million during the three-month period ended May 31, 1998. Expenditures for the acquisition of property, plant and equipment of $42.9 million, and $7.1 million net changes in notes receivable were partially offset by proceeds from the disposition of property, plant and equipment, the net change in investments and proceeds from the redemption of prior investments of $11.4 million.

     Investing activities of the Company used net cash of $81.3 million during the nine-month period ended May 31, 1999. Expenditures for the acquisition of property, plant and equipment of $94.7 million and additional investments of $4.5 million were partially offset by proceeds from the disposition of property, plant and equipment of $6.3 million, proceeds from the redemption of prior investments of $9.1 million and net changes of notes receivable.

     Investing activities of the Company used net cash of $72.2 million during the nine-month period ended May 31, 1998. Expenditures for the acquisition of property, plant and equipment of $101.1 million and additional investments of $5.7 million, were partially offset by proceeds from the disposition of property, plant and equipment of $19.6 million, proceeds from the redemption of prior investments of $15.3 million and net changes of notes receivable. The single largest source of cash partially offsetting capital expenditures and investments was the proceeds of a sale-leaseback transaction for equipment within the Oilseed Processing and Refining Defined Business Unit.

CASH FLOWS FROM FINANCING
     The Company finances its working capital needs through short-term lines of credit with the banks for cooperatives and commercial banks. In June 1998, the Company established a 364-day credit facility of $400 million and a five-year revolving facility of $200 million, all of which is committed. This facility was renewed as of May 31, 1999. In addition to these credit lines, the Company has a 364-day credit facility dedicated to NCRA, a subsidiary of which the Company owns 75%, with the St. Paul Bank for Cooperatives in the amount of $52 million, all of which is committed, and a 364-day credit facility dedicated to Swiss Valley Cooperative, a subsidiary of which the Company owns 60%, with CoBank in the amount of $0.75 million, all of which is committed. On May 31, 1999 the Company had total short-term indebtedness on these various facilities totaling $170 million. On August 31, 1998 and May 31, 1998, respectively, the Company had $0.5 million and $53.5 million outstanding on its short-term lines of credit. The increase in short-term borrowings in the nine-month period ended May 31, 1999 is primarily attributable to the cash grain activity and the payment of deferred grain contracts after the beginning of the new tax year starting January 1999, and also receivables related to crop inputs during the spring season.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. On May 31, 1998, the Company had total indebtedness related to these long-term lines of credit of $373.8 million, of which approximately $36.0 million represented long-term borrowings by NCRA. In June 1998, the Company established a new long-term credit agreement through the banks for cooperatives whereby the Company repaid $279.6 million of the loan balance, and borrowed $134 million on the new long-term facility with the banks for cooperatives. This facility committed $200 million of long-term borrowing capacity to the Company, with repayments through the year 2009. On May 28, 1999, the company borrowed an additional $30 million on this facility, which expired on May 31, 1999. The amount outstanding on this credit agreement was $134 million on August 31, 1998 and $164 million on May 31, 1999.

     Also in June 1998, as part of the refinancing program for the merged operations, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     In addition, the Company had long-term indebtedness on August 31, 1998, May 31, 1998 and May 31, 1999, of $39.8 million, $41.0 million and $32.2 million, respectively, in the form of Industrial Revenue Bonds, capitalized leases and other notes and contracts.

     The Company incurred additional long-term debt of $30.0 million during the three months ended May 31, 1999. During that same period, the Company repaid long-term debt totaling approximately $4.5 million. During the three months ended May 31, 1998 the Company incurred additional long-term debt of $45.0 million, and repaid $7.0 million of long-term debt.

     During the nine-month periods ended May 31, 1999 and 1998, the Company incurred additional long-term debt of $40.6 million and $68.6 million, respectively. Repayments of long-term debt totaled $11.8 million and $20.1 million during the nine months ended May 31, 1999 and 1998, respectively.

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

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date continue to be eligible for patronage certificate redemptions at the age of 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total equity redemptions, related to the May 31, 1998 fiscal year end of the former Harvest States operating units, the eight-month reporting period of the former Cenex operating units ended on May 31, 1998, and the three-month period ended August 31, 1998 for the combined operations of Cenex Harvest States Cooperatives, is expected to be approximately $24.3 million, of which approximately $4.5 million was redeemed during the three months ended August 31, 1998. Redemptions made during the three months ended May 31, 1999 and 1998 were approximately $4.5 million and $20.1 million, respectively. During the nine months ended May 31, 1999 and 1998, respectively, the Company redeemed approximately $15.1 million and $39.2 million of equity.

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

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                       AUGUST 31,     MAY 31,     MAY 31,
                                                          1998          1998       1999
                                                       ----------    ---------   ---------
                                                        (DOLLARS IN THOUSANDS)  (UNAUDITED)
CURRENT ASSETS:
 Receivables ......................................      $28,703      $32,585     $28,915
 Inventories ......................................       18,569       23,759      17,221
 Other current assets .............................                       185
                                                         -------      -------     -------
  Total current assets ............................       47,272       56,529      46,136

PROPERTY, PLANT AND EQUIPMENT .....................       35,596       34,953      38,345
                                                         -------      -------     -------
                                                         $82,868      $91,482     $84,481
                                                         =======      =======     =======

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........      $15,071      $22,890     $17,270
 Accounts payable .................................        7,547        8,868       4,478
 Accrued expenses .................................        1,773        1,660       4,256
                                                         -------      -------     -------
  Total current liabilities .......................       24,391       33,418      26,004

COMMITMENTS AND CONTINGENCIES .....................

DEFINED BUSINESS UNIT EQUITY ......................       58,477       58,064      58,477
                                                         -------      -------     -------
                                                         $82,868      $91,482     $84,481
                                                         =======      =======     =======


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE                     FOR THE
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           MAY 31,                     MAY 31,
                                                    ---------------------      ----------------------
                                                      1998          1999         1998          1999
                                                    --------      -------      --------      --------
                                                                  (DOLLARS IN THOUSANDS)
REVENUES:
 Processed oilseed sales .......................    $105,412      $93,021      $324,037      $279,794
 Other revenues ................................          41          160           542           232
                                                    --------      -------      --------      --------
                                                     105,453       93,181       324,579       280,026
                                                    --------      -------      --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................      98,544       88,801       296,811       265,688
 Marketing, general and administrative .........         848        1,435         3,482         4,084
 Interest ......................................          70          100           371           694
                                                    --------      -------      --------      --------
                                                      99,462       90,336       300,664       270,466
                                                    --------      -------      --------      --------

INCOME BEFORE INCOME TAXES .....................       5,991        2,845        23,915         9,560

INCOME TAX EXPENSE .............................         925           50         1,150           325
                                                    --------      -------      --------      --------

NET INCOME .....................................    $  5,066      $ 2,795      $ 22,765      $  9,235
                                                    ========      =======      ========      ========


     The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE                     FOR THE
                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          MAY 31,                     MAY 31,
                                                                  ----------------------      -----------------------
                                                                     1998         1999          1998           1999
                                                                  ---------     --------      ---------      --------
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..................................................    $   5,066     $  2,795      $  22,765      $  9,235
                                                                  ---------     --------      ---------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ..............................................          616          388          1,549         1,500
   Gain on disposal of property, plant and equipment .........                                     (202)
   Changes in operating assets and liabilities:
    Receivables ..............................................       (1,258)         318         (5,349)         (212)
    Inventories ..............................................        6,626        9,210        (15,161)        1,348
    Other current assets .....................................          373                       2,504
    Accounts payable and accrued expenses ....................        1,363       (4,947)          (130)         (586)
                                                                  ---------     --------      ---------      --------
      Total adjustments ......................................        7,720        4,969        (16,789)        2,050
                                                                  ---------     --------      ---------      --------
      Net cash provided by operating activities ..............       12,786        7,764          5,976        11,285
                                                                  ---------     --------      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ................       (1,255)        (752)        (5,726)       (4,252)
 Proceeds from disposition of property, plant and
  equipment ..................................................                                   10,267             3
                                                                  ---------     --------      ---------      --------
      Net cash (used in) provided by
       investing activities ..................................       (1,255)        (752)         4,541        (4,249)
                                                                  ---------     --------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives ..........      (11,138)      (4,217)         7,575         2,199
 Defined business unit equity distributed ....................         (393)      (2,795)       (18,092)       (9,235)
                                                                  ---------     --------      ---------      --------
      Net cash used in financing activities ..................      (11,531)      (7,012)       (10,517)       (7,036)
                                                                  ---------     --------      ---------      --------

INCREASE (DECREASE) IN CASH ..................................           --           --             --            --

CASH AT BEGINNING OF PERIOD ..................................           --           --             --            --
                                                                  ---------     --------      ---------      --------

CASH AT END OF PERIOD ........................................           --           --             --            --
                                                                  =========     ========      =========      ========


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three and nine months ended May 31, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 and August 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2. RECEIVABLES

                                                  AUGUST 31,     MAY 31,     MAY 31,
                                                     1998         1998        1999
                                                  ----------    ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Trade ........................................      $29,098      $32,980     $29,310
Less allowance for doubtful accounts .........          395          395         395
                                                    -------      -------     -------
                                                    $28,703      $32,585     $28,915
                                                    =======      =======     =======

NOTE 3. INVENTORIES

                                                  AUGUST 31,     MAY 31,     MAY 31,
                                                     1998         1998        1999
                                                  ----------    ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
Oilseed ......................................      $   712      $ 6,926     $ 5,418
Processed oilseed products ...................       17,857       16,833      11,803
                                                    -------      -------     -------
                                                    $18,569      $23,759     $17,221
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

     In addition, the Company changed its fiscal year end to August 31, and is filing this Quarterly Report on Form 10-Q representing the first nine months and third quarter of the Company's new fiscal year.

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

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MAY 31,                  MAY 31,
                                             ---------------------   -----------------------
                                                1998        1999        1998         1999
                                             ---------   ---------   ----------   ----------
                                               (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
Income before income taxes ...............    $5,991      $2,845      $ 23,915     $  9,560
Income from purchased oil ................      (583)       (523)       (1,336)      (1,396)
Book to tax differences ..................      (384)          1          (384)           5
                                              ------      ------      --------     --------
Taxable income ...........................    $5,024      $2,323      $ 22,195     $  8,169
                                              ------      ------      --------     --------
Bushels processed ........................     8,917       9,166        28,019       26,784
Income per bushel ........................    $ 0.56      $ 0.25      $   0.79     $   0.30
                                              ------      ------      --------     --------

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales.

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MAY 31,                   MAY 31,
                                             ----------------------    ----------------------
                                                1998         1999         1998         1999
                                             ----------   ---------    ----------   ---------
Gross margin .............................      6.52%        4.54%        8.40%        5.04%
Marketing, general and administrative ....      0.80%        1.54%        1.07%        1.46%
Interest .................................      0.07%        0.11%        0.11%        0.25%

COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND 1998
     The Oilseed Processing and Refining Defined Business Unit net income of $2.8 million for the three months ended May 31, 1999 represents a $2.3 million decrease (45%) compared to the same period in 1998. This decrease is primarily attributable to lower gross margins for soymeal and other processed soybean products. The average gross margin for such products declined approximately $12 per ton during the three months ended May 31, 1999 compared to the same three-month period of a year ago.

     Processed oilseed sales of $93.0 million for the three-month period ended May 31, 1999 decreased by $12.4 million (12%) compared to the same period in 1998. A reduction in the sale price for processed soybean products, primarily soymeal, of approximately $19 per ton and a decline of about $.06 per pound for refined oil, partially offset by a 12% increase in refining volume produced this change in sales dollars.

     Other revenues increased $0.1 million during the three months ended May 31, 1999 compared to the same period in 1998. During the 1999 period, the Defined Business Unit received a patronage refund from a cooperative soymeal customer totaling approximately $0.1 million, accounting for most of this increase.

     Cost of goods sold of $88.8 million for the three months ended May 31, 1999 decreased $9.7 million (10%) compared to the same period in 1998. A reduced cost for soybeans of $1.28 per bushel during the three months ended May 31, 1999 compared to the same period in 1998 reduced cost of goods sold by approximately $11.8 million. This price variance was partially offset by a 3% increase in crush volume compared to the same three months of a year ago, which had the affect of increasing cost by approximately $1.6 million. A decline in the price of crude soybean oil of approximately $.06 per pound was almost entirely offset by an increase in volume refined during the three month period of 1999 compared with the same three month period ended on May 31, 1998.

     Marketing, general and administrative expenses of $1.4 million for the three months ended May 31, 1999 increased approximately $0.6 million (69%) compared to the same period ended in 1998. Most of this change is attributable to adjustments to expense accruals during the 1998 period. Prior to the Harvest States Cooperative's merger with Cenex, Inc. on June 1, 1998, the Defined Business Unit operated on a May 31 fiscal year end. For year-end closing, various expenses were adjusted from estimated accruals to accruals that were calculated based upon actuarial or other more precise measurements.

     Interest expense for the three months ended May 31, 1999 was $0.1 million, compared with approximately $0.07 million for the same period of a year ago. This increase is primarily attributable to capital expenditures made since the 1998 period.

     Income tax expense of $0.05 million and $0.9 million for the three-month periods ended May 31, 1999 and 1998, respectively, resulted in effective tax rates of 1.8% and 15.4%. The significantly higher effective tax rate during the 1998 period recognized actual non patronage soybean purchases, as recorded for the patronage distribution, exceeding the volume projected for the tax provision of the prior quarters.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1999 AND 1998
     The Oilseed Processing and Refining Defined Business Unit's net income of $9.2 million for the nine months ended May 31, 1999 represents a $13.5 million decrease (59%) compared to the same period in 1998. This decrease is attributable to reduced gross margins for both soymeal and other processed soybean products. The average gross margin for such products declined approximately $18 per ton during the nine months ended May 31, 1999 compared to the same nine-month period of a year ago.

     Processed oilseed sales of $279.8 million for the nine-month period ended May 31, 1999 decreased $44.2 million (14%) compared to the same period in 1998. A decline in processing volumes of approximately 43,000 tons, a reduction in sales price of approximately $63 per ton for such products and a decrease in the average sales price for refined oil of approximately $.01 per pound was partially offset by a 6% increase in refining volumes.

     Other revenues declined $0.3 million (57%) during the nine months ended May 31, 1999 compared to the same period in 1998. During the 1998 period, the Oilseed Processing and Refining Defined Business Unit recognized gains on disposal of replaced equipment sold at salvage value of approximately $0.2 million, and also received insurance proceeds related to a business interruption claim of approximately $0.3 million. During the 1999 period the Oilseed Processing and Refining Defined Business Unit received a patronage refund from a cooperative soymeal customer totaling $0.1 million.

     Cost of goods sold of $265.7 million for the nine months ended May 31, 1999 decreased $31.1 million (10%) compared to same period ended in 1998. During the 1999 period, a decline in soybeans processed of approximately 1.2 million bushels reduced such costs almost $8.1 million. A reduced cost for soybeans of $1.50 per bushel during the nine months ended May 31, 1999 compared to the same period in 1998 resulted in a decline cost of goods sold by approximately $40.3 million. These reductions were partially offset by a 1.1 cent per pound increase in the cost of crude soybean oil, as well as by a 13% increase in crude soybean oil purchases.

     Marketing, general, and administrative expenses of $4.1 million for the nine months ended May 31, 1999 increased approximately $0.6 million (17%) during the nine months ended May 31, 1999 compared to the same period in 1998. Most of this change is attributable to adjustments of expense accruals during the period ended on May 31, 1998.

     Interest expense for the nine months ended May 31, 1999 was $0.7 million compared with $0.4 million for the same period of a year ago. This increase of $0.3 million (87%) is primarily attributable to capital expenditures made since the 1998 period.

     Income tax expense of $0.3 million and $1.2 million for the nine-month periods ended May 31, 1999 and 1998, respectively, resulted in effective tax rates of 3.4% and 4.8%. The decrease in the effective tax rate in the 1999 period is the result of reduced non-patronage earnings as a percentage of total earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS
     Operating activities for the three months ended May 31, 1999 provided net cash of $7.8 million. Net income of $2.8 million, non-cash expenses of $0.4 million and a reduction in working capital requirements of $4.6 million generated this net cash. For the same three-month period of a year ago, net income of $5.1 million, non-cash expenses of approximately $0.6 million and decreased working capital requirements of approximately $7.1 million provided net cash of approximately $12.8 million.

     Operating activities for the nine months ended May 31, 1999 provided net cash of $11.3 million. Net income of $9.2 million, non-cash expenses of $1.5 million and decreased working capital requirements of approximately $0.6 million generated this net cash from operating activities. For the same nine-month period a year ago, net income of $22.8 million and non-cash expenses and income of approximately $1.3 million were offset by increased working capital requirements totaling approximately $18.1 million, thereby providing net cash from operating activities of $6.0 million.

CASH FLOWS FROM INVESTING
     The Oilseed Processing and Refining Defined Business Unit used cash of approximately $0.8 million and $1.3 million during the three-month periods ended May 31, 1999 and 1998, respectively, for the acquisition of property, plant and equipment.

     During the nine-month period ended May 31, 1999, the Oilseed Processing and Refining Defined Business Unit used approximately $4.3 million for the acquisition of property, plant and equipment. During the nine-months ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10.3 million from the sale of soybean processing equipment and entered into a sale / leaseback transaction for such equipment. During the same period, the Oilseed Processing and Refining Defined Business Unit expended approximately $5.7 million for the purchase of property, plant and equipment.

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

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $17.3 million as of May 31, 1999 compared with $15.1 million as of August 31, 1998 and $22.9 million as of May 31, 1998. These interest bearing balances reflect working capital and fixed asset financing requirements.

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

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                       AUGUST 31,      MAY 31,       MAY 31,
                                                          1998          1998          1999
                                                       ----------    ----------     ---------
                                                        (DOLLARS IN THOUSANDS)     (UNAUDITED)
CURRENT ASSETS:
 Receivables ......................................     $ 35,228      $ 35,757      $ 32,579
 Inventories ......................................       18,895        13,785        15,910
 Other current assets .............................          430           394            93
                                                        --------      --------      --------
  Total current assets ............................       54,553        49,936        48,582

INTANGIBLE ASSETS .................................       10,481        10,748         9,681

PROPERTY, PLANT AND EQUIPMENT .....................       97,428        85,627       111,254
                                                        --------      --------      --------
                                                        $162,462      $146,311      $169,517
                                                        ========      ========      ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........     $ 33,238      $ 16,739      $ 45,597
 Accounts payable .................................       11,003         8,836        12,236
 Accrued expenses .................................        1,667         1,569         2,447
 Current portion of long-term debt ................       10,005        10,005        10,005
                                                        --------      --------      --------
  Total current liabilities .......................       55,913        37,149        70,285

LONG-TERM DEBT ....................................       38,516        41,204        31,199

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY ......................       68,033        67,958        68,033
                                                        --------      --------      --------
                                                        $162,462      $146,311      $169,517
                                                        ========      ========      ========


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE                     FOR THE
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            MAY 31,                     MAY 31,
                                                   ------------------------    ------------------------
                                                      1998          1999           1998         1999
                                                   ----------    ----------    -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
REVENUES:
 Processed grain sales .........................    $52,825        $44,528      $160,861       $129,565
 Other revenues ................................      1,451                        1,533
                                                    -------        -------      --------       --------
                                                     54,276         44,528       162,394       129,565
                                                    -------        -------      --------       --------
COSTS AND EXPENSES:
 Cost of goods sold ............................     50,079         43,356       149,044       125,193
 Marketing, general and administrative .........      2,042          3,580         6,430         8,259
 Interest ......................................        225          1,522         2,043         3,601
 Other .........................................        162                          162
                                                    -------        -------      --------       --------
                                                     52,508         48,458       157,679       137,053
                                                    -------        -------      --------       --------
INCOME (LOSS) BEFORE INCOME
 TAXES .........................................      1,768         (3,930)        4,715        (7,488)

INCOME TAX EXPENSE (BENEFIT) ...................        100           (325)          350          (600)
                                                    -------        -------      --------       --------

NET INCOME (LOSS) ..............................    $ 1,668       ($ 3,605)     $  4,365      ($ 6,888)
                                                    =======        =======      ========       ========


     The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE                      FOR THE
                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         MAY 31,                      MAY 31,
                                                                --------------------------   -------------------------
                                                                    1998          1999           1998          1999
                                                                ----------     ----------    -----------    ----------
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..........................................    $  1,668       ($ 3,605)     $   4,365     ($  6,888)
                                                                 --------        -------      ---------      --------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization ............................       1,056          1,528          3,499         4,146
   Loss on impairment .......................................         162                           162
   Changes in operating assets and liabilities:
    Receivables .............................................      (1,271)           186          2,522         2,649
    Inventories .............................................       1,698          7,227           (235)        2,985
    Other current assets ....................................         (61)            72            (89)          337
    Accounts payable and accrued expenses ...................        (938)          (842)        (7,464)        2,013
                                                                 --------        -------      ---------      --------
      Total adjustments .....................................         646          8,171         (1,605)       12,130
                                                                 --------        -------      ---------      --------
      Net cash provided by operating activities .............       2,314          4,566          2,760         5,242
                                                                 --------        -------      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............      (9,107)        (1,937)       (18,017)      (17,172)
                                                                 --------        -------      ---------      --------
      Net cash used in investing activities .................      (9,107)        (1,937)       (18,017)      (17,172)
                                                                 --------        -------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives .........       9,540         (3,795)        25,578        12,359
 Principal payments on long-term debt .......................      (2,439)        (2,439)        (7,316)       (7,317)
 Defined business unit equity distributed ...................        (308)         3,605         (3,005)        6,888
                                                                 --------        -------      ---------      --------
      Net cash provided by (used in)
       financing activities .................................       6,793         (2,629)        15,257        11,930
                                                                 --------        -------      ---------      --------

INCREASE (DECREASE) IN CASH .................................          --             --             --            --

CASH AT BEGINNING OF PERIOD .................................          --             --             --            --
                                                                 --------        -------      ---------      --------

CASH AT END OF PERIOD .......................................          --             --             --            --
                                                                 ========        =======      =========      ========

    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three and nine months ended May 31, 1998 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of May 31, 1998 and August 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2. RECEIVABLES

                                                  AUGUST 31,      MAY 31,     MAY 31,
                                                     1998          1998        1999
                                                  ----------    ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
Trade ........................................      $34,825      $35,703     $33,471
Other ........................................        1,074          738       1,088
                                                    -------      -------     -------
                                                     35,899       36,441      34,559
Less allowance for doubtful accounts .........          671          684       1,980
                                                    -------      -------     -------
                                                    $35,228      $35,757     $32,579
                                                    =======      =======     =======

NOTE 3. INVENTORIES

                                                  AUGUST 31,      MAY 31,     MAY 31,
                                                     1998          1998        1999
                                                  ----------    ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
Grain ........................................     $17,003       $11,618      $12,903
Processed grain products .....................       1,270         1,395        2,114
Other ........................................         622           772          893
                                                   -------       -------      -------
                                                   $18,895       $13,785      $15,910
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

     In addition, the Company changed its fiscal year end to August 31, and is filing this Quarterly Report on Form 10-Q representing the first nine months and third quarter of the Company's new fiscal year.

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

                                                           FOR THE                      FOR THE
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           MAY 31,                      MAY 31,
                                                  --------------------------   -------------------------
                                                      1998          1999           1998          1999
                                                  -----------    -----------   ----------    -----------
                                                       (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
Income (loss) before income taxes .............     $ 1,768       $ (3,930)     $  4,715       $ (7,488)
Book to tax differences .......................         689             96           689            289
                                                    -------       --------      --------       --------
Taxable income (loss) .........................     $ 2,457       $ (3,834)     $  5,404       $ (7,199)
                                                    =======       ========      ========       ========
Bushels processed .............................       8,446          9,719        24,264         26,278
Income (loss) per bushel ......................     $  0.29       $  (0.39)     $   0.22       $  (0.27)
                                                    =======       ========      ========       ========

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of processed grain sales.

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             MAY 31,                   MAY 31,
                                                     -----------------------   -----------------------
                                                        1998         1999         1998         1999
                                                     ----------   ----------   ----------   ----------
Gross margin ..................................         5.20%        2.63%        7.35%        3.37%
Marketing, general and administrative .........         3.87%        8.04%        4.00%        6.37%
Interest ......................................         0.43%        3.42%        1.27%        2.78%

COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND 1998
     The Wheat Milling Defined Business Unit incurred a net loss of $3.6 million for the three months ended May 31, 1999 compared to net income of $1.7 million for the same period in 1998, for a decrease of $5.3 million. Approximately $2.0 million of this decrease was due to a volume reduction at the Huron mill. In June 1998, the Wheat Milling Defined Business Unit began a conversion at the Huron mill of a semolina flour line to hard wheat bakery flour. During February 1999, production of bakery flour commenced at Huron and the Wheat Milling Defined Business Unit has attempted to grow its share of the bakery flour market in that region. Despite those efforts, volume from the Huron mill during the three months ended May 31, 1999 declined 25% compared to the same period of a year ago, with essentially the same fixed costs applied against the lower volume. In addition, during the three-month period ended May 31, 1999, the Wheat Milling Defined Business Unit received notification that two customers, with outstanding accounts receivable balances totaling approximately $1.1 million, had filed for bankruptcy. It is management's assessment that any recovery of this amount is unlikely, and therefore recognized a bad debt expense for the full amount due during the quarter ended May 31, 1999. The balance of the decline in income is primarily attributable to a decline in average gross margins of approximately $0.33 per hundred-weight for all products, and increased marketing, administrative and interest expense.

     Processed grain sales for the three-month period ended May 31, 1999 of $44.5 million decreased $8.3 million (16%) compared to the same period in 1998. A reduction in the average sales price of $2.85 per hundred weight, partially offset by a 829,000 hundred weight volume increase resulted in the decline in sales revenue.

     Cost of goods sold of $43.4 million for the three months ended May 31, 1999 decreased $6.7 million (13%) compared to the same period in 1998. This decrease was due primarily to a $1.51 per bushel decline in the cost of raw material during the three months ended May 31, 1999, compared to that same period in 1998. This price variance was partially offset by an increase in volume of approximately 1.2 million bushels. The mill expense component of cost of goods sold increased approximately $1.6 million, of which approximately $1.0 million was incurred at the Mount Pocono mill, which commenced operations in January 1999.

     Marketing, general and administrative expenses of $3.6 million for the three months ended May 31, 1999 increased approximately $1.5 million (75%) compared to the same period in 1998. $1.1 million of this increase is attributable to the loss recognized on uncollectable accounts receivable.

     Interest expense of $1.5 million during the three months ended May 31, 1999 increased $1.3 million compared to the same period in 1998. During the three-month period ended May 31, 1998, the Wheat Milling Defined Business Unit received credit for cooperative bank patronage refunds received by Cenex Harvest States attributable to the Wheat Milling Defined Business Unit's borrowing which totaled approximately $0.6 million. The comparable amount received during the three months ended May 31, 1999 was $0.1 million. On June 1, 1997, the Company contributed $38.8 million of additional capital to the Wheat Milling Defined Business Unit for the purpose of constructing the Mount Pocono mill. Throughout the construction phase of this project, the unexpended balance of this cash contribution reduced borrowing requirements to finance inventories and receivables, and consequently reduced interest expense. As cash has been expended for Mount Pocono construction, additional borrowings have been required to finance working capital. The balance of the increase in interest expense during the three-month period ended May 31, 1999 compared to the same period ended in 1998 is primarily attributable to this activity.

     Other expenses of $0.2 million during the period ended on May 31, 1998 represents the recognition of a loss on certain equipment.

     An income tax benefit of $0.3 million for the three months ended May 31, 1999 is based upon an effective tax rate of 8.3% applied to the pretax operating loss of $3.9 million for the period. For the three months ended May 31, 1998, income tax expense of $0.1 million resulted in an effective tax rate of 5.7%.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1999 AND 1998
     The Wheat Milling Defined Business Unit incurred a net loss of $6.9 million for the nine months ended May 31, 1999 compared to net income of $4.4 million for the same period in 1998, for a decrease of $11.3 million. Approximately $4.5 million of this decrease was due to a reduction in production at the Huron mill, where the conversion of a semolina flour line to a hard wheat bakery flour line reduced volumes by 30% compared to the same period in 1998, with essentially the same fixed costs applied against the lower volumes. The Huron conversion was operational in February 1999 and the Wheat Milling Defined Business Unit is currently attempting to grow its share of the bakery flour market from this mill's production. A general deterioration in gross margins of approximately $0.52 per hundred-weight for all products, along with increased marketing, administrative and interest expenses of $3.4 million caused the remaining decline in income.

     Processed grain sales for the nine-month period ended May 31, 1999 of $129.6 million decreased $31.3 million (19%) compared to the same period in 1998. A reduction in the average sales price of $2.79 per hundred weight, partially offset by a 1.2 million hundred weight volume increase resulted in the decline in sales revenue.

     Cost of goods sold of $125.2 million for the nine months ended May 31, 1999 decreased by $23.9 million (16%) compared to the same period in 1998. This decrease was due primarily to a $1.47 per bushel decline in the cost of raw material during the nine months ended May 31, 1999, compared to the same period in 1998. This price variance was partially offset by an increase in volume of approximately 2,000,000 bushels and a $3.5 million increase in plant expenses, primarily attributable to the Mount Pocono mill which commenced operations in January 1999, the Houston mill, which was operating in a startup phase during much of the 1998 period, and Rush City, where 1999 volume exceeded 1998 volume by 23%.

     Marketing, general and administrative expenses of $8.3 million for the nine months ended May 31, 1999 increased approximately $1.8 million (28%) compared to the same period in 1998. $1.1 million of this increased expense is attributable to the recognition of uncollectable accounts receivable during the current three-month period. The balance of the increase is primarily related to additional administrative costs incurred at the new mill at Mount Pocono.

     Interest expense of $3.6 million during the nine months ended May 31, 1999 increased $1.6 million (76%) compared to the same period in 1998. During the nine-month period ended May 31, 1998, the Wheat Milling Defined Business Unit received credit for cooperative bank patronage refunds received by Cenex Harvest States attributable to the Wheat Milling Defined Business Unit's borrowing totaling approximately $0.6 million. The comparable amount received during the nine months ended May 31, 1999 was $0.1 million. On June 1, 1997, the Company contributed $38.8 million of additional capital to the Wheat Milling Defined Business Unit for the purpose of constructing the Mount Pocono mill. Throughout the construction phase of this project, the unexpended balance of this cash contribution reduced borrowing requirements to finance inventories and receivables, and consequently reduced interest expense. As cash has been expended for Mount Pocono construction, additional borrowings have been required to finance working capital. The balance of the increase in interest expense during the nine-month period ended May 31, 1999 compared to the same period ended in 1998 is primarily attributable to this activity.

     Other expenses of $0.2 million during the period ended on May 31, 1998 represents the recognition of loss on certain equipment.

     An income tax benefit of $0.6 million for the nine months ended May 31, 1999 is based upon an effective tax rate of 8.0% applied to the pretax operating loss of $7.5 million for the period. For the nine months ended May 31, 1998, income tax expense of $0.4 million resulted in an effective tax rate of 7.4%.

LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels.

     In September 1997, the Wheat Milling Defined Business Unit began construction of a mill at Mount Pocono, Pennsylvania. As committed in the registration statement for the original equity participation unit offering, this mill is to be financed with equity from the Company. The total anticipated cost of construction is $41.4 million, of which $37.7 million has been expended through May 31, 1999. This mill began partial operations during the second quarter of the current fiscal year.

     The Cenex Harvest States Cooperatives Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1.8 million for the cost of the land and an access road. The land was purchased during the second quarter of 1999 at a cost of approximately $1.2 million. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. The total anticipated costs for this mill are approximately $35.0 million, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives. No determination has been made at this time as to when construction will commence.

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

CASH FLOWS FROM OPERATIONS
     Operating activities for the three months ended May 31, 1999 provided net cash of approximately $4.5 million. Non-cash expenses of $1.5 million and reduced working capital requirements of approximately $6.6 million offset the net loss of $3.6 million. For the same three-month period ended a year ago, net income of $1.7 million and non-cash expenses of $1.2 million were partially offset by increased working capital requirements of approximately $0.6 million, thereby providing cash from operating activities totaling approximately $2.3 million.

     Operating activities for the nine months ended May 31, 1999 provided net cash of approximately $5.2 million. Non-cash expenses of $4.1 million and reduced working capital requirements of approximately $8.0 million offset the net loss of $6.9 million for that period. For the same nine-month period ending in 1998, net income of $4.4 million and non-cash expenses of $3.7 million were partially offset by increased working capital requirements of $5.3 million, thereby providing net cash from operating activities of approximately $2.8 million.

CASH FLOWS FROM INVESTING
     Cash expended for the acquisition of property, plant and equipment during the three-month periods ended May 31, 1999 and 1998, totaled approximately $1.9 million and $9.1 million, respectively.

     During the nine month periods ended May 31, 1999 and 1998, the Wheat Milling Defined Business Unit expended approximately $17.2 million and $18.0 million, respectively, for the acquisition of property, plant and equipment.

     Total expenditures for the acquisition of property, plant and equipment for the fiscal year ending August 31, 1999 are projected to be approximately $21.9 million, most of which is related to the construction of the Mount Pocono mill.

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

     Short-term debt outstanding and payable to the Company on May 31, 1999 was $45.6 million compared to $33.2 million and $16.7 million as of August 31, 1998 and May 31, 1998, respectively. This increase is primarily due to payments for Mount Pocono capital expenditures, for which the Company had contributed $38.8 million of capital to this account on June 1, 1997.

     On May 31, 1999 the Wheat Milling Defined Business Unit had long-term debt of $41.2 million which was incurred for the acquisition, expansion and construction of its various plants since 1990. The balance of such long-term debt was $48.5 million and $51.2 million as of August 31, 1998 and May 31, 1998 respectively. Approximately $10.0 million of the amount outstanding as of May 31, 1999 is payable within the next twelve months.

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT    DESCRIPTION
-------    ---------------------------------------------------------------------

 10.28     Employment Agreement between Cenex Harvest States and Noel Estenson
 10.29     Employment Agreement between Cenex Harvest States and John D. Johnson
 10.30 First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives
 10.31 First Amendment to Credit Agreement (Revolving Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, NationsBank, N.A. and St. Paul Bank for Cooperatives
 10.32     Benefit Plan dated June 9, 1999
 99        Cautionary Statement
 27.1      Financial Data Schedule (EDGAR filing only)
 27.2      Restated Financial Data Schedule due to the merger of Harvest
           States Cooperatives and Cenex, Inc. accounted for as a pooling of interests, and also the change in fiscal year end from May 31 to August 31 (EDGAR filing only)

(b)  Reports on Form 8-K

     Form 8-K filed May 7, 1999 referencing the press release issued to the public on May 6, 1999 relating to the discussions between Cenex Harvest States Cooperatives and Farmland Industries, Inc. for establishing a timetable and framework for the combination of the respective assets and business operations of each entity into a single entity.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CENEX HARVEST STATES COOPERATIVES
                                    --------------------------------------------
                                                    (Registrant)


      NAME                               TITLE                          DATE
      ----                               -----                          ----
/S/ JOHN SCHMITZ   Senior Vice-President--Chief Financial Officer  July 13, 1999
----------------
  John Schmitz