Form 10-K
period 1999-08-31
CENEX HARVEST STATES COOPERATIVES
filed 1999-11-22
CIK 823277

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1999 OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                       COMMISSION FILE NUMBER: 333-17865

                               -----------------

                       CENEX HARVEST STATES COOPERATIVES
            (Exact name of registrant as specified in its charter)

              MINNESOTA                                    41-0251095
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

          5500 CENEX DRIVE                               (651) 451-5151
  INVER GROVE HEIGHTS, MINNESOTA 55077           (Registrant's Telephone number,
(Address of principal executive office)                including area code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                      INDEX

                                                                                       PAGE
                                                                                        NO.
                                                                                       ----
PART I.
Item 1.    Business
           The Company .............................................................     1
           Energy ..................................................................     2
           Crop Inputs .............................................................     3
           Grain Merchandising .....................................................     4
           Oilseed Processing and Refining Defined Business Unit ...................     8
           Wheat Milling Defined Business Unit .....................................    12
           Farm Marketing and Supply ...............................................    15
           Services ................................................................    16
           Membership in the Company and Authorized Capital ........................    17
           Equity Participation Units ..............................................    22
           Cautionary Statement ....................................................    26
Item 2.    Properties ..............................................................    26
Item 3.    Legal Proceedings .......................................................    28
Item 4.    Submission of Matters to a Vote of Security Holders .....................    28

PART II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...    29
Item 6.    Selected Financial Data
           Consolidated Company ....................................................    29
           Oilseed Processing and Refining Defined Business Unit ...................    30
           Wheat Milling Defined Business Unit .....................................    31
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operation
           Consolidated Company ....................................................    32
           Oilseed Processing and Refining Defined Business Unit ...................    39
           Wheat Milling Defined Business Unit .....................................    43
Item 7(a). Quantitative and Qualitative Disclosures about Market Risk ..............    47
Item 8.    Financial Statements and Supplementary Data .............................    48
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ..................................................    48

PART III.
Item 10.   Directors and Executive Officers of the Registrant
           Board of Directors ......................................................    49
           Executive Officers ......................................................    54
Item 11.   Executive Compensation ..................................................    57
Item 12.   Security Ownership of Certain Beneficial Owners and Management ..........    62
Item 13.   Certain Relationships and Related Transactions ..........................    64

PART IV.
Item 14.   Exhibits, Financial Statements and Reports Filed on Form 8-K ............    65

SUPPLEMENTAL INFORMATION ...........................................................    66

SIGNATURES .........................................................................    67

                                    PART I.


ITEM 1. BUSINESS

                                  THE COMPANY

     Pursuant to a Plan of Combination dated May 29, 1998 (the "Plan of Combination"), CENEX, Inc. ("Cenex") and Harvest States Cooperatives combined through merger on June 1, 1998 (the "Combination") and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to Cenex Harvest States Cooperatives ("Cenex Harvest States" or "the Company"). The Combination constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     Subsequent to the Combination, the Company changed its fiscal year end to August 31, and filed a Form 10-Q Transition Report under Rule 15d-10(c) for the three-month period ended August 31, 1998. The Company is filing this form 10-K for its first fiscal year ended August 31, 1999.

     The Company's consolidated financial statements reflect the financial position and results of operations of the combined companies as if the merger had occurred on June 1, 1996. The consolidated statements of operations and cash flows for the years ended May 31, 1998 and 1997, reflect the results of operations and cash flows of Harvest States Cooperatives for the years then ended combined with the results of operations and cash flows of Cenex for the years ended September 30, 1997 and 1996, respectively. The consolidated balance sheet as of May 31, 1998 reflects the financial position of Harvest States Cooperatives on that date combined with the financial position of Cenex as of September 30, 1997. The consolidated results of operations of Cenex for the eight months ended May 31, 1998, have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

     Each person serving as a director of Cenex or Harvest States at the time of the Combination became a director of Cenex Harvest States. At the 1999 annual meeting to be held in December 1999, the number of directors will decrease from 27 to 17.

     As a result of the Combination, each holder of common stock of Cenex became a member of Cenex Harvest States, to the extent eligible for membership, and all equity interests of Cenex were determined and exchanged for equal equity interests in Cenex Harvest States at its stated dollar amount on a dollar for dollar basis as more thoroughly set forth in the Plan of Combination, a copy of which was filed as part of the Company's Form 8-K dated June 10, 1998.

     In May 1999, the Company and Farmland Industries, Inc. (Farmland) announced their intention to work towards a combination of the two companies. On September 8, 1999 the Board of Directors approved a resolution recommending this combination to the Company's membership. A transaction agreement was signed as of September 23, 1999. Approval of the merger by the membership requires a two-thirds vote in favor of the merger from members of both Cenex Harvest States and Farmland Industries, Inc., respectively, who vote on this proposal. Votes must be cast by November 23, 1999. Assuming a favorable vote, the combination will take one of two forms. Farmland may merge into the Company, with the Company as the survivor, or both Farmland and the Company may merge into a new Ohio cooperative. Assuming a favorable vote for the combination, the two companies intend to consummate the combination on or before March 1, 2000.

     The Company is an agricultural cooperative organized for the mutual benefit of its members. Members of the Company are located primarily throughout the Midwest and Northwest regions of the United States. Primary businesses of the Company include petroleum refining and marketing, wholesale and retail agronomy product marketing, grain marketing, and wheat milling and soybean processing and refining. In addition, the Company offers a variety of agricultural services to its members.

     The Company has authorized three classes of membership: Individual Members ("Individual Members"), Cooperative Association Members ("Cooperative Association Members") and Defined

Members ("Defined Members"). Individual Members are producers of agricultural products who have done business with the Company during its last fiscal year and have consented to take patronage into account as contemplated by Section 1388 of the Internal Revenue Code. In the patronage consent filed with the Company, the producer agrees to include both the cash and non-cash portion of any patronage refund in taxable income for federal income tax purposes. Cooperative Association Members are associations of producers of agricultural products complying with certain federal requirements which have conducted a minimum amount of business with the Company as prescribed by the Board of Directors during its fiscal year and have consented to take patronage into account for tax purposes. Defined Members are persons otherwise eligible for membership who hold Equity Participation Units.

     Individual Members, Defined Members and Cooperative Association Members who sell grain to the Company, and Individual Members, Defined Members and Cooperative Association Members and consenting patrons who purchase goods and services from the Company are entitled to receive patronage refunds from the Company, which are declared on an annual basis. The Company may elect to add to the Unallocated Capital Reserve an amount not to exceed 10% of the distributable net income from patronage income, and may also elect to allocate non-member-sourced income to its Members and Non-Member Consenting Patrons in proportion to patronage.

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

     Effective August 1999, Grain Marketing operations, and the Wheat Milling and Oilseed Processing and Refining Defined Business Units have been combined into one operating division of Cenex Harvest States, called Aligned Grain, which will be led by Senior Vice President Mark Palmquist. Mike Bergeland, Executive Vice President Grain & Agri Services, will continue to lead Aligned Grain, Country Services and Farm Marketing & Supply. The Company's foods and packaging partnerships with Ventura Foods, LLC and Sparta Foods, Inc., have been organized into a separate Consumer Foods group, which will be led by Executive Vice President Jim Tibbetts and will focus on identifying further food processing and packaging opportunities that will help deliver value to consumers.

     The segment information for the Company is provided in Note 11 of the consolidated financial statements on pages F-20 and F-21.


                                    ENERGY

     The energy operations of the Company include a 46,000 barrel per day refinery in Laurel, Montana, which is wholly owned by the Company, and a 74.5% ownership interest in a 75,500 barrel per day refinery in McPherson, Kansas. The Company is not in the oil exploration business but rather purchases crude oil from both domestic and foreign sources.

     The Laurel, Montana refinery processes primarily heavy, high sulfur Canadian crude oil and produces approximately 44% gasoline, 32% diesel and other distillates and 24% asphalt and other residual products. Refined fuels are shipped west on the Yellowstone Pipeline to Montana terminals and to Spokane and Moses Lake, Washington; south on common carrier pipelines to Wyoming terminals and Denver, Colorado, and east on the Company's wholly owned pipeline to Glendive, Montana as well as to Minot and Fargo, North Dakota. Crude oil is delivered to Laurel on the wholly owned Front Range Pipeline.

     The McPherson refinery operated by National Cooperative Refinery Association (NCRA), of which the Company owns 74.5%, receives its supply of crude oil via the Jayhawk pipeline, which is wholly owned by NCRA, and through the common carrier pipelines of Osage and Kaw. The Company holds ownership interests of 35% and 33%, respectively, in these two pipelines. Approximately 86% of the crude oil processed is domestic from Kansas, Oklahoma and Texas, and 14% is Venezuelan crude. The McPherson refinery produces approximately 57% gasoline, 34% distillates and 9% propane and other products. Refined fuels are shipped via NCRA's proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via Kaneb and Williams common carrier pipelines. Approximately 9% of refined products are loaded to transport trucks at the refinery.

     The production from these two refineries is marketed by Country Energy, LLC, a petroleum marketing joint venture with Farmland Industries, Inc. and sold to the Company's member cooperatives, where the product is sold to farmers, ranchers and the general public. In addition to distilled fuels, the Company also wholesales other auto and farm machinery products such as oil, grease, batteries and tires, as well as providing propane for heating fuel and grain drying.

     The Company also operates approximately 40 convenience stores where it retails its own brand of distilled fuels along with typical convenience products.

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

     Because most of the Company's energy product market is located in rural areas, sales activity tends to follow the planting and harvest cycles. More fuel efficient equipment, reduced crop tillage, depressed prices for crops, warm winter weather, and government programs which encourage idle acres all have the effect of reducing demand for the Company's energy products. In addition, private energy companies compete with the Company.

     Effective September 1, 1999, NCRA and Farmland Industries formed a limited liability company, Cooperative Refining, LLC, to operate jointly the refining, pipeline and terminal assets of Farmland and NCRA. This includes NCRA's 75,500 barrel per day McPherson, Kansas refinery and Farmland's 95,000 barrel per day Coffeyville, Kansas refinery. NCRA has a 57.565% interest in the LLC and Farmland has a 42.435% interest. The refining, pipeline and terminal assets are owned by NCRA and Farmland Industries, but are operated by the LLC with the expenses of operation being reimbursed by the LLC to both members.

     Currently, energy operations has 259 full time employees. Of these employees, 125 are employed by the Company, and 134 are employed by Country Energy, LLC.


                                  CROP INPUTS

     The Company, through a joint venture established by Cenex with Land O'Lakes, Inc. (another regional cooperative headquartered in the St. Paul, Minnesota area) participates in the crop input business. The Company has a 50% ownership interest in the Cenex/Land O'Lakes Agronomy Company ("Agronomy"), which acts as a sales agent for the two companies. The agronomy company markets plant food (fertilizers) and crop protection products (herbicides and insecticides) on behalf of its two owners. Such products are sold to the member cooperatives of the Company on a wholesale basis, as well as marketed through approximately 220 company owned facilities on a retail basis to individual farmer-patrons.

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

     Many of the risk factors related to the energy operations also apply to the agronomy product operations. Spring and fall weather conditions, depressed grain prices, idle acreage and genetic engineering of crops which are more insect and disease resistant all effect the demand for agronomy products. Competition in most of the Company's trade area for such products is also intense. Supply and price of fertilizer ingredients fluctuates widely, which exposes the Company to risk on any fixed price commitment. In addition, increased domestic and foreign production of fertilizer expands supply and tends to depress the profitability of CF Industries, and reduces the patronage paid by CF Industries to the Company.

     On June 30, 1999, Agro Distribution, LLC and Agronomy Company of Canada, Ltd. (the Entities), both companies owned 50/50 by the Company and Land O'Lakes, Inc., purchased approximately 310 agronomy facilities from Terra International, Inc., at a price of approximately $350.0 million. In conjunction with this purchase transaction, the Company invested $51.5 million in the Entities and issued a note receivable for $3.5 million to Agronomy Company of Canada, Ltd. Financing arrangements of the Entities, to be managed by the Cenex/Land O'Lakes Agronomy Company, are without recourse to the Company.

     The Cenex/Land O'Lakes Agronomy Company currently has 727 full time employees, 48 part time employees and 407 seasonal employees. The Company does not have any employees in crop inputs operations.


                              GRAIN MERCHANDISING

INDUSTRY OVERVIEW
     Grain and oilseed merchandising involves the sale and distribution of grain and oilseeds from producer to processor, to be processed for human and animal consumption and other uses. These commodities are produced and consumed throughout the world. Increased worldwide demand is generated through population growth and, for certain regions, increased per capita food consumption supported by growing affluence. Demand for these commodities is satisfied by worldwide production, which is in part determined by prevailing prices.

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

     The Freedom to Farm Act of 1996, enacted in April 1996, has had a profound effect on the production patterns within the United States. The flexibility of the program allows producers to grow crops, which provide the highest gross financial return. For example, this year the U.S. producer reacted to Loan Deficiency Payments (LDP) for oilseeds in the year ended May 31, 1998 with an increase in acreage for all oilseeds for the year ended August 31, 1999. U.S. export subsidies, principally the Export Enhancement Program, continue to decline in importance and overall use.

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

     PURCHASES. The number of bushels of grain purchased from Individual Members and Cooperative Association Members, the total grain purchased and the percentage relationship for the periods indicated are set forth below:

                                                                                     YEARS ENDED MAY 31,
                                                                       ------------------------------------------------
                                 YEAR ENDED       THREE MONTHS ENDED
                              AUGUST 31, 1999      AUGUST 31, 1998          1998             1997             1996
                             -----------------   -------------------   --------------   --------------   --------------
                                                               (BUSHELS IN THOUSANDS)
Member purchases .........         785,999             172,180              720,421          757,705          959,167
Total purchases ..........       1,169,393             244,978            1,145,852        1,280,557        1,692,439
Percentage ...............            67.2%               70.3%                62.9%            59.2%            56.7%

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

     The number of bushels of grain purchased by the Company for the periods indicated is set forth below:

                                                                            YEARS ENDED MAY 31,
                                                                 ------------------------------------------
                           YEAR ENDED       THREE MONTHS ENDED
                        AUGUST 31, 1999      AUGUST 31, 1998         1998           1997           1996
                       -----------------   -------------------   ------------   ------------   ------------
                                                   (BUSHELS IN THOUSANDS)
Wheat ..............         412,967             100,941            416,067        478,979        505,607
Corn ...............         406,616              86,911            347,494        425,851        777,631
Soybeans ...........         230,239              36,220            229,558        219,687        234,930
Barley .............          54,548              13,180             66,085         61,839         75,226
Milo ...............          40,826               4,426             37,816         51,723         48,200
Sunflowers .........           7,814                 549             28,789         14,603         25,953
Oats ...............           6,354               1,246              9,008         22,487         20,008
All other ..........          10,029               1,505             11,035          5,388          4,884
                             -------             -------            -------        -------        -------
                           1,169,393             244,978          1,145,852      1,280,557      1,692,439
                           =========             =======          =========      =========      =========

     Sales of grain by the Company for the periods indicated are set forth below:

                                                                     YEARS ENDED MAY 31
                                                          -----------------------------------------
                        YEAR ENDED     THREE MONTHS ENDED
                     AUGUST 31, 1999    AUGUST 31, 1998        1998          1997          1996
                    ----------------- ------------------- ------------- ------------- -------------
                                                 (DOLLARS IN MILLIONS)
Wheat .............    $  1,169.8          $  373.1        $  1,794.4    $  2,490.3    $  2,631.2
Corn ..............         896.6             215.0             989.8       1,558.4       2,518.9
Soybeans ..........       1,010.0             162.8           1,432.0       1,421.9       1,431.5
All other .........         232.9              59.8             413.4         565.9         545.6
                       ----------          --------        ----------    ----------    ----------
Total .............    $  3,309.3          $  810.7        $  4,629.6    $  6,036.5    $  7,127.2
                       ==========          ========        ==========    ==========    ==========

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

     The Company's ability to arrange transportation is a significant part of the service it offers to its customers. The Company's loading capabilities onto unit trains, ocean going vessels and barges is a component of the selling price of grain handled by the Company. Rail transportation is through independent railroads, although approximately 30% of rail movement for Grain Merchandising for the year ended August 31, 1999 was carried out through leased railcars (either directly or by use of pools in which such leased railcars participate). Vessel and truck transportation is carried out exclusively by third parties. Barge transportation is carried out by third parties, but the Company is a party to long-term affreightment agreements for approximately 20% of current needs.

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

     The Company competes in the sale of grain based on price and its ability to provide quantity and quality of grains required and its ability to deliver. Location of facilities is a major factor in ability to compete. Major grain merchandising companies in addition to the Company include Archer-Daniels-Midland, Cargill, ConAgra, Bunge and Louis Dreyfus, each of which handles grain volumes of more than one billion bushels annually. The Company estimates it would be among the smaller merchandisers among these six. The Company also competes with numerous other grain merchandisers with annual volumes of less than one billion bushels.

     Since the Company's facilities are located primarily in the Midwest, Great Plains and Pacific Northwest, with a terminal in the Gulf, the Company primarily competes with the companies whose facilities are in these areas. The Company's export facilities in three major locations allow it to ship to anyplace in the world.

GRAIN HANDLING AND TRANSPORTATION
     The Company owns export terminals, river terminals and other elevators involved in the handling of grain. All such facilities can receive inbound truck and rail. Export facilities on river systems can receive grain by barge. In addition, the Company owns 173 Farm Marketing and Supply Agri-Service Centers, which are country elevators, which receive grain from producers.

     The Company operates river terminals at Kansas City, Missouri (two), St. Paul, Savage and Winona, Minnesota, and Davenport, Iowa (two), which are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system, on trucks for domestic markets and on rail for both domestic and export markets.

     The Company's export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and the Company's export terminal at Myrtle Grove, Louisiana, serves the Gulf market. An export terminal at Kalama, Washington, leased by the Company, and an export terminal at Vancouver, Washington, owned by a joint venture partner, serve the Pacific market. A partnership between the Company and Cargill operates an export terminal at Tacoma, Washington, for feed grain and oilseed shipments to Pacific Rim customers. A Cargill facility in Seattle, Washington is also being utilized by the joint venture until it is sold. A facility in Spokane, Washington is used for storage and transloading, and an elevator in Petersburg, North Dakota is used to standardize barley for a particular customer.

     The Company entered into a joint venture with United Grain, located in Portland, Oregon, forming a grain marketing company called United Harvest, LLC. United Harvest, LLC is a joint venture 50% owned by each company, and began operation in December 1998. United Harvest, LLC will operate the Kalama, Washington and Kennewick, Washington terminal elevators owned by the Company, and the Vancouver, Washington terminal of United Grain as well as market the grain for each of the parent companies in the western United States, including Washington, Oregon, Idaho, Utah and Montana. The Company has interests in three river terminals located on the Snake River which are being utilized by United Harvest LLC. These terminals include the Lewis and Clark Terminal Association's facility located at Lewiston, Idaho, Central Ferry Terminal Association's facility located at Central Ferry, Washington and Co-Grain Elevator Company's facilities located at Upper Monumental and Burbank, Washington. Much of the grain from these terminals is loaded onto barges for shipment to Pacific Northwest export terminals.

     The grain marketing operation leases a fleet of covered hopper cars and enters into various contracts for covered grain barges. In addition, at various times the Company may charter vessels.

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

     At any one time the grain marketing operation inventory and purchase contracts for delivery to the Company may be substantial. The Grain Marketing Group has a risk management policy and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the grain marketing operation when any trader is outside of position limits and also triggers review by management of the Company if the grain marketing operation is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

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

EMPLOYEES
     As of August 31, 1999, the Grain Marketing Division had 445 employees, of which 68 were traders, 249 production staff, 14 management and 114 support staff. See "Farm Marketing and Supply" with respect to employment by Agri-Service Centers. Of these employees, 169 at seven locations are subject to collective bargaining agreements expiring at various times through 2000.


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The soybean crushing industry converts soybeans into meal used for feeding animals, soyflour used for specialty food and other purposes and crude soybean oil. The soybean refining industry refines the crude oil for use in processed foods, such as margarine, salad dressings and baked goods, and to a more limited extent industrial uses. Soybean production is concentrated in the central United States, Brazil, China and Argentina. Crushing plants are generally located close to adequate sources of soybeans and strong demand for meal. Refineries are generally located next to the crushing plants. Oil is shipped throughout the United States and for export.

     Per capita domestic consumption of soybean oil has increased slightly in recent years. Exports of soybean oil are variable but generally a minor portion of total production. In recent years, exports have varied widely, which dramatically influenced margins in both crushing and refining.

     Usage of meal is dependent on the amount of livestock being raised, which has increased in recent years. While per capita domestic consumption of meat has been stable in recent years, demand for meal has increased due to an increase in the domestic consumption of pork and poultry and an increase in meat exports. Soybean meal provides a ready source of protein with a 44% or higher protein content, compared to corn at 9%, wheat at 9.5% and barley at 11.5%.

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

EQUITY PARTICIPATION UNITS
     At its integrated crushing and refining facility in Mankato, Minnesota, the Oilseed Processing and Refining Defined Business Unit processes soybeans into soybean meal, soyflour and crude soybean oil. The crude soybean oil, with additional purchased crude oil, is refined.

     At August 31, 1999 Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit represented the right to deliver 1,047,000 bushels of soybeans, approximately 3% of the processing capacity of the Defined Business Unit.

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

     The Oilseed Processing and Refining Defined Business Unit also purchases crude soybean oil for processing at its refinery. Approximately 40% of the crude oil refined is produced by the Oilseed Processing and Refining Defined Business Unit, and the balance is purchased. Major suppliers have been AGP, South Dakota Soybean Processors and ADM. Because ADM opened a refinery late in 1997 in Minnesota, it is no longer a supplier of crude oil. However, there are several producers of crude oil, and the Company has been able to replace this supply source. The refining facility has storage capacity for approximately 10 days' supply of crude oil, so it depends on a steady supply of crude oil to supplement its own output of crude oil to maintain constant production. It typically commits for several months' supply, to be priced prior to delivery.

     As with other agricultural commodities, the availability and price of soybeans fluctuate with forces of supply and demand. The Oilseed Processing and Refining Defined Business Unit has never experienced an inability to source soybeans.

CUSTOMERS
     REFINED OILS. The Oilseed Processing and Refining Defined Business Unit sells refined oil throughout most of the United States although it concentrates on customers located in Minnesota, Wisconsin, North Dakota, South Dakota, northern Iowa and northern Illinois, which have lower freight costs and are therefore slightly more profitable. Customers in these states accounted for more than 50% of refined oil sales in the year ended August 31, 1999. The Company estimates that of oil sold, 25% is used for margarine, 15% to 20% for salad dressing and smaller percentages for snack foods, baked goods, imitation cheese goods, processed potato goods and others. Approximately 5% of oil sales are for industrial use. During the year ended August 31, 1999, the Oilseed Processing and Refining Defined Business Unit had over 100 customers, the largest of which was Ventura Foods, LLC and its predecessor operations described in the next paragraph. One other customer was responsible for over 9% of refined oil sales by the Defined Business Unit. Sales of refined oil are made by Defined Business Unit employees and to a lesser extent by brokers.

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

     SOYBEAN MEAL. Soybean meal sold by the Oilseed Processing and Refining Defined Business Unit is used for feeding livestock. During the year ended August 31, 1999, the Defined Business Unit sold meal to over 500 customers, primarily feed lots and feed mills. During the year ended August 31, 1999, seven customers accounted for approximately 48% of meal sold, and three customers, which would be difficult to replace, accounted for approximately 32% of meal sold. For the year ended August 31, 1999, 69% of meal was sold in Minnesota, 22% in Wisconsin, 6% in Canada and the balance in Iowa, North Dakota and South Dakota. These sales could be adversely affected by a decline in the livestock or turkey industries in these areas. Substantially all meal sales are made directly by employees of the Defined Business Unit.

     SOYFLOUR. Soyflour is used in the baking industry, as milk replacers in animal feed and in industrial applications. Sales of soyflour have not been significant relative to sales of meal.

COMPETITION
     The Company believes that the Oilseed Processing and Refining Defined Business Unit has 6% to 8% of the domestic refined soybean oil market and less than 3% of the domestic soybean crushing capacity.

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

     While the Oilseed Processing and Refining Defined Business Unit runs at between 80% to 100% of capacity throughout the year, volume is typically higher at harvest time since soybean supplies are more abundant in the fall. Producer and cooperative elevator storage capabilities allow suppliers to sell for delivery throughout the year.

FACILITIES
     The Oilseed Processing and Refining Defined Business Unit currently has one facility located in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant and self contained utilities. A quality control lab with technically sophisticated equipment assures high quality standards.

     In July 1998 the Company announced its site selection for the construction of a new soybean processing and refining plant in southwestern Minnesota. The facility, to be constructed near the city of Fairmont, Minnesota, is expected to cost between $60 and $90 million. The precise configuration and size of the crushing plant and oil refinery has yet to be determined.

EMPLOYEES
     The Oilseed Processing and Refining Defined Business Unit currently employs 203 employees, 35 in the office in administration, sales and support service and 168 in the plant. Certain production workers are subject to collective bargaining agreements with the American Federation of Grain Millers (137 employees) expiring in 2002 and the Pipefitters' Union (2 employees) expiring in 2000.

VENTURA FOODS
     On August 30, 1996, the Company and Wilsey Foods, Inc. combined the assets and certain liabilities of the Company's Holsum Foods Consumer Products Packaging Division with the assets and liabilities of Wilsey Foods, Inc. as Ventura Foods, LLC ("Ventura Foods"). A joint venture owned by Wilsey Foods, Inc. and the Company that operated a manufacturing facility in Chambersburg, Pennsylvania was merged into Ventura Foods. The Company owns 40% and Wilsey Foods owns 60% of the equity and rights to distribution of profits of Ventura Foods. The Company's total net investment in Ventura Foods was $55.6 million as of August 31, 1999.

     Sales by the Oilseed Processing and Refining Defined Business Unit to Ventura Foods and its predecessors in interest (Holsum and Wilsey) are shown below:

                                                                                YEARS ENDED MAY 31,
                                                                     -----------------------------------------
                                   YEAR ENDED     THREE MONTHS ENDED
                                AUGUST 31, 1999    AUGUST 31, 1998        1998          1997          1996
                               ----------------- ------------------- ------------- ------------- -------------
                                                           (DOLLARS IN THOUSANDS)
  Sales ......................     $ 93,565           $ 22,685         $ 101,440     $ 110,679     $ 124,299
  Percentage of total refinery
   sales ......................          35%                34%               38%           45%           45%

     Ventura Foods is in the business of manufacturing and/or packaging and selling food products, including salad dressings, mayonnaise, margarine, salad oils, jams, jellies, olives, syrups, soup bases and sauces. Its customers are national. Ventura Foods is governed by a committee, and each of the Company and Wilsey Foods appoints half the committee members. The Company and Wilsey Foods must each retain at least a 25.5% interest in Ventura Foods. Ventura Foods will be dissolved if it has cumulative losses in excess of $25 million or is unable to discharge its liabilities as they become due.


                      WHEAT MILLING DEFINED BUSINESS UNIT

INDUSTRY OVERVIEW
     The Company's Wheat Milling Defined Business Unit mills durum wheat into flour and semolina and mills spring and winter (hard) wheats into bread flour. The Wheat Milling Defined Business Unit is the largest miller of durum wheat in the United States. The Wheat Milling Defined Business Unit had historically concentrated on durum wheat milling at its Rush City and Huron facilities. With the opening of its Kenosha mill in late 1995, which can produce durum and bakery flours, its Houston facility, which began production in June 1997, Mount Pocono facility, which began production in January 1999, the Defined Business Unit has broadened its markets and significantly increased its capacity.

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

     Sale of semolina and durum flour is entirely dependent on pasta production. Per capita consumption of pasta has declined slightly in the past two years. Pasta in its many forms is sold at retail, for restaurants and institutional use and for use in other processed food products.

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

     Demand for bakery flour had been increasing until 1998. Total production and per capita consumption decreased 1.3% in the year ended December 31, 1998. While there was a decline in consumption, 1998 was still the second largest production year recorded. Dietary guidelines established by the United States Department of Agriculture emphasize cereal grains in the food pyramid. The Company believes that demand for bakery flour will increase based on population growth. Imports and exports of bakery flour do not significantly affect the domestic business.

EQUITY PARTICIPATION UNITS
     At August 31, 1999, Equity Participation Units in the Wheat Milling Defined Business Unit represented the right to deliver 4,629,000 bushels of wheat, approximately 7% of the processing capacity of the Defined Business Unit.

PRICE RISK AND HEDGING
     To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. The Defined Business Unit's policy is to generally maintain hedged positions in grain that is hedgeable, but the Company can be long or short at any time. The Defined Business Unit's profitability is primarily derived from margins on grain processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a contract.

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

CUSTOMERS
     SEMOLINA & DURUM FLOUR. The Wheat Milling Defined Business Unit sells semolina and durum flour to ten major customers and approximately 50 smaller customers, which are large and mid-size pasta manufacturers in the United States. The customer base is broad and diverse with no single customer being more than 15% of the total durum milling demand.

     In 1999, American Italian Pasta Company ("AIPC") began operation of a new pasta plant adjacent to the Wheat Milling Defined Business Unit's mill in Kenosha, Wisconsin. AIPC is this country's largest pasta manufacturer. Direct pipelines from the mill to the pasta plant will reduce costs to transfer product, create efficiencies for both companies, as well as provide a dedicated customer/supplier relationship. Production startup for the AIPC plant is expected in about a year.

     The Wheat Milling Defined Business Unit would be adversely affected by a decline in pasta production in the United States.

     Most of the Wheat Milling Defined Business Unit's products are marketed by employees of the Defined Business Unit. The Wheat Milling Defined Business Unit uses outside agents and distributors for the balance of its production.

     BREAD FLOUR. The baking industry is composed of many companies. No one customer buys more than 14% of the Wheat Milling Defined Business Unit's bread flour production. The Company believes because of the large number of potential customers and the fact that the Wheat Milling Defined Business Unit is not dependent on any customer, it would not have substantial difficulty in replacing an existing customer.

     The Wheat Milling Defined Business Unit's first hard wheat milling unit (Kenosha) began production in late 1995. In October 1996, the Wheat Milling Defined Business Unit expanded hard wheat capacity with the addition of a swing mill at Kenosha capable of milling either durum or hard wheat flour. A plant in Houston, which began production in June 1997, added additional hard wheat capacity. The Company believes that there is a substantial customer base available in the Houston area, as well as export markets. The mill serves a sizeable population base and there are no other milling facilities within the area. In January 1999, the Mount Pocono, Pennsylvania mill began production supplying flour to major bakery customers in the Northeast.

COMPETITION
     DURUM MILLING. The Wheat Milling Defined Business Unit's largest competitors in durum milling are Italgrani and Miller Milling Company.

     Dakota Growers has expanded its Carrington, North Dakota, milling facility and its pasta production capacity and has added additional milling capacity to supply its recently acquired New Hope, Minnesota plant. Philadelphia Macaroni has completed a semolina mill in Minot, North Dakota. Miller Milling has recently expanded its Winchester, Virginia, semolina mill. Barilla, an Italian pasta manufacturer and durum miller, is operating an integrated mill and pasta plant in Ames, Iowa. In the past, it has exported significant volumes of pasta from Italy into the U.S. and will now compete with domestic manufacturers in the dry retail pasta market.

     BREAD FLOUR. Competitors include ConAgra, ADM, Cargill, Bay State Milling, Cereal Foods and General Mills. All of these competitors have multiple milling facilities with larger bakery flour production capacity than the Wheat Milling Defined Business Unit. Capacity for hard wheat milling has been expanding faster than consumption. This additional capacity has put pressure on margins.

PROCESSING
     The Defined Business Unit mills wheat into flour using standard industry processes. More recently manufactured equipment has reduced the labor component of wheat milling. The Company believes that its facilities are, on average, newer than its competitors. Operations are somewhat seasonal in anticipation of reduced demand for pasta in summer months.

FACILITIES
     The Wheat Milling Defined Business Unit has five milling facilities in operation, including Mount Pocono that began production in January 1999. Each facility includes a milling plant as well as an elevator to store grain. Information on the five mills, follows:

LOCATION                    GRAIN MILLED              CAPACITY        BUSHEL EQUIVALENT
------------------   -------------------------   -----------------   ------------------
   Rush City, MN     Primarily durum             10,000 cwts/day        23,500 bu/day

   Huron, OH         Primarily durum              9,500 cwts/day        22,800 bu/day
                     Spring and winter wheat      5,000 cwts/day        11,000 bu/day

   Kenosha, WI       Durum                       11,000 cwts/day        26,400 bu/day
                     Spring and winter wheat     10,000 cwts/day        22,000 bu/day

   Houston, TX       Spring and winter wheat     13,000 cwts/day        28,600 bu/day

   Pocono, PA        Durum                        4,000 cwts/day         9,600 bu/day
                     Spring and winter wheat     14,000 cwts/day        30,800 bu/day
                                                 -----------------   ------------------
    Total                                        76,500 cwts/day       174,700 bu/day
                                                 =================   ==================

     At Huron, Ohio, the land and buildings are leased from ConAgra.

     The Rush City, Kenosha and Mount Pocono facilities are owned entirely by the Company.

     At Houston, the milling plant is constructed on property leased from the Port of Houston on a long-term basis and the elevator is owned by the Port of Houston, but is subject to a put through agreement with the Company.

     Because transportation costs for durum, spring and winter wheats are cheaper than for the milled products, it is a strategic advantage for a mill to be located close to a large customer base rather than close to the producer. Each of the Huron, Kenosha, Mount Pocono and Houston mills are in proximity to a large customer base.

     Approximately 85% of the Wheat Milling Defined Business Unit's current milling capacity uses equipment that is less than 10 years old. This newer equipment generates cost advantages in labor, energy, improved yields and better and more consistent products. In the last few years, some competitors have closed less efficient mills in less strategic locations. For the year ended August 31, 1999 the Wheat Milling Defined Business Unit facilities ran at 70% of capacity based upon a year of 307 operating days being 100%, compared to 81% in 1998. This decrease in run time was due to startup in Mount Pocono and a temporary shut down of Huron due to shifting one line from semolina production to bread flour production.

EMPLOYEES
     As of August 31, 1999 the Wheat Milling Defined Business Unit employed the following full time equivalents: production and plant management (165) and headquarters (22). Of these, 25 production workers at the Rush City Mill are subject to a collective bargaining agreement with the American Federation of Grain Millers expiring in 2001.


                           FARM MARKETING AND SUPPLY

     The Farm Marketing and Supply Division owns and operates three types of business units: Agri-Service Centers, Feed Manufacturing and Fin Ag, Inc.

     AGRI-SERVICE CENTERS Agri Service Centers provide farm supplies and services to producers for their production systems. Farm supplies include plant food, feed, seed, energy products and crop protection products. Services include grain and seed marketing and other related services in production agriculture. There are 317 locations in the states of Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Colorado, Montana, Idaho, Oregon and Washington. Not all locations provide every product and service. Locations are grouped into 65 operating units of which 17 are regionalizations; these regionalizations have their own producer board and participate in separate patronage pools.

     Agri Service Centers purchase grain and seed from member and non-member producers and other elevators and grain dealers. Seventy-seven locations have the capability of loading unit trains. Most of the grain purchased is sold through the Company's grain marketing division, local feed usage or local processing operations.

     The farm supplies sold at these locations are purchased through other company divisions in the respective areas whenever possible. The Agri Service Centers sell agronomy products through 125 locations. Feed products are sold through 89 locations and energy products through 87 locations.

     Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes on the basis of services and patronage.

     On August 31, 1999, the group had 1,868 full time and 708 seasonal/temporary employees. Statistics for the periods indicated are as follows:

                                                                              YEARS ENDED MAY 31,
                                                                        --------------------------------
                                  YEAR ENDED       THREE MONTHS ENDED
                               AUGUST 31, 1999      AUGUST 31, 1998      1998     1997     1996     1995
                              -----------------   -------------------   ------   ------   ------   -----
Number of centers .........          317                  245            239      253      249      195
Number of operating
 units ....................           65                   70             73       71       74       69

     FIN-AG, INC. Fin-Ag, Inc. is a wholly owned subsidiary of the Company located in Sioux Falls, South Dakota. It provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans for producers. It also provides consulting services to member cooperatives. Its competitors are other financial institutions. Most whole loans are sold to CoBank, on which the Company bears a 15% residual exposure. The Company's exposure at August 31, 1999, was approximately $3.0 million. Under the Company's borrowing arrangements the maximum amount of the loans outstanding at any one time may not exceed $50.0 million. On August 31, 1999 the total number of full time employees was 15.

     FEED MANUFACTURING The Company manufactures and sells feed products, ingredients, supplements and animal health products. In addition, it provides livestock production services and custom rations. The Company owns nine feed plants, three retail operations and has joint venture agreements with three additional plants.

     On June 1, 1998, the Company formed a 50/50 LLC with Land O'Lakes, Inc. called Land O'Lakes/Harvest States Feed LLC. The Company included eight plants and three retail operations in the states of Minnesota, Nebraska, South Dakota, North Dakota and Montana with Land O'Lakes plants in Beatrice and Norfold, Nebraska and Dawson and Detroit Lakes, Minnesota to form the LLC. A four-person board, two from Cenex Harvest States and two from Land O'Lakes govern the joint venture. The administrative office and general manager of the joint venture is located at the Sioux Falls, South Dakota location.

     The Company is involved in joint ventures of plants in Owatonna, Minnesota, Tillamook, Oregon and Hermiston, Oregon. The Company owns a plant in Snohomish, Washington, which was not operating on August 31, 1999.

     On August 31, 1999 the feed manufacturing group had 240 full time and 7 part time employees in all operations. All but three employees are leased to the Land O'Lakes/Harvest States LLC.

     Feed tons for the periods indicated are as follows:

                                                                                      YEARS ENDED MAY 31,
                                                                             --------------------------------------
                                         YEAR ENDED       THREE MONTHS ENDED
                                      AUGUST 31, 1999      AUGUST 31, 1998      1998      1997      1996     1995
                                     -----------------   ------------------- --------- --------- --------- --------
Manufactured feed (tons) .........       591,510               133,381       377,000   326,000   351,000   333,000

     These numbers include the total tons of the joint ventures and LLC's.


                                   SERVICES

     The Company's Country Services Division provides certain services to Individual Members and Cooperative Association Members.

COUNTRY HEDGING, INC.
     Country Hedging, Inc. offers full service commodity futures and options brokerage. For the year ended August 31, 1999, 50% of revenues were from Cooperative Association Members, 37% from Individual Members and 13% from others. This separate subsidiary of the Company is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. On August 31, 1999, it had 38 employees operating primarily out of St. Paul, Minnesota.

     Competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both co-op and non-co-op) as well as local introducing brokers. Competition is driven by price and service.

AG STATES AGENCY, LLC
     Ag States Agency, LLC, 93% owned by the Company, is an independent insurance agency which sells insurance primarily to local cooperatives, including group benefits, property and casualty, and bonding programs. For the year ended August 31, 1999, substantially all of its revenues were from local cooperatives. Ag States Agency, LLC competes with other insurance agencies.

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

     During the year ended August 31, 1999, average aggregate loan balances outstanding were $41,753,248 (of which CoBank's participation was $19,177,110) and the highest aggregate loan balance outstanding at any one time was $55,646,123 (of which CoBank's participation was $25,146,516). The Company's borrowing arrangements limit loan balances outstanding to not more than $150,000,000 at any one time.

     Pursuant to its agreement with CoBank, the Company has additional credit risk on CoBank participations up to 10% of total loan commitments.

     Fin-Ag, Inc., a wholly owned subsidiary of the Company provides certain types of financing to members. See "Farm Marketing and Supply".

AFFILIATED ACCOUNTING DEPARTMENT
     The Affiliated Accounting Department offers computerized country elevator accounting systems and a full complement of accounting support systems for local cooperatives, including tax and patronage allocation services, dividend ledger services and payroll services. For the year ended August 31, 1999, substantially all of its revenues were from local cooperatives.

FIELD SERVICES DEPARTMENT
     The Field Services Department acts as a liaison between cooperative association members and the Company, providing consulting services in marketing, management, operations, accounting, tax, finance and government regulations.

MEMBER RELATIONS DEPARTMENT
     The Member Relations Department conducts cooperative education programs for cooperative association members and assists in planning meetings and organizing visits to Company facilities.


               MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

INTRODUCTION
     The Company is an agricultural membership cooperative organized to do business with members and non-members. Net savings from member patronage of the Company shall be distributed to members on the basis of patronage, except that the Board of Directors may elect to add to the Unallocated Capital Reserve an amount not to exceed 10% of the distributable net income from patronage business. These net savings, when distributed, are referred to as "patronage dividends," regardless of whether distributed in cash or Patron Equities. The Company may obligate itself to do business with a non-member on a patronage basis. The determination of net savings may be made by allocation units which may be functional, divisional, departmental, geographic, or otherwise as determined by the Board of Directors, provided that each Defined Business Unit shall be accounted for as a separate allocation unit. Patronage refunds shall be distributed in cash, allocated patronage equities, revolving fund certificates, securities of this cooperative, other securities, or any combination thereof designated by the Board of Directors. Any non-cash allocations are redeemable only at the discretion of the Board of Directors.

     The net earnings (after provision for income taxes) of the Company, as reported in its financial statements for the year, less patronage dividends paid with respect to the fiscal year may be distributed in the discretion of the Board of Directors to member patrons and to non-member "consenting patrons" (defined as cooperative associations meeting all requirements for membership in this Association other than transacting the minimum amount of business) on the basis of their patronage. Distributions may be in cash, property, Non-Patronage Equity Certificates or any combination thereof designated by the Board of Directors. The current redemption policy is to redeem to estates for Non-Patronage Equity Certificates.

     In making any such non-member/non-patronage distributions, the Board of Directors may use any method of allocating the earnings on the basis of patronage to member patrons and Non-Member Consenting Patrons as shall be reasonable and equitable in the judgment of the Board of Directors.

GOVERNANCE
     The business and affairs of the Company are managed by a Board of Directors of not less than 17 persons, elected by the members at the Company's annual meeting. The Board currently is comprised of 27 directors and will be decreased to 17 at the December 1999 annual meeting. Various rights and obligations of members are contained in its Articles of Incorporation and Bylaws (together, the "governing documents"), each of which was amended and restated in June, 1998. The governing documents may only be amended upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under "-- Certain Antitakeover Effects."

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

and (iii) one vote for each $1,000, or major fraction thereof, of equity issued by the Company as patronage refunds and standing on the books of the Company in the name of the Cooperative Association Member.

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

     Each Defined Business Unit is represented by a Defined Member Board, comprised of between five and ten individuals. The members of a Defined Member Board must be either Defined Members or representatives of Defined Members and in good standing and in full compliance with all delivery obligations with respect to the applicable Defined Business Unit; provided, however, no employee of the Company may serve as a member of the Defined Member Board. The initial Defined Member Board of each Defined Business Unit was elected by the Company's Board of Directors in June, 1997. Eight individuals were appointed to serve on the Wheat Milling Defined Member Board, a Chairman plus one member from District 1, three members from District 2, one from District 3, one from District 4 and one from District 5. Six individuals were appointed to serve on the Oilseed Processing and Refining Defined Member Board, a Chairman plus three members from District 1, one member from District 2 and one member from District 3. In November of 1997 the Defined Member Boards of each Defined Business Unit were elected by the Defined Members associated with the particular Defined Business Unit on a one Defined Member/one vote basis. The Defined Member Boards adopted a Nominating and Election Procedure that was sent to each Defined Member. In subsequent years, Defined Members will elect members of the Defined Member Boards as their terms expire. In December of 1998, Districts were renamed "Regions" and the Region boundaries were changed. As a result, the Wheat Milling Defined Member Board is comprised of a Chairman plus one Member from Region 1, one member from Region 2, three from Region 3, one from Region 4, and one from Region 6. The Oilseed Processing and Refining Defined Member Board is comprised of a Chairman plus three members from Region 1, one member from Region 3 and one from Region 4. The Chairperson is selected by and from the Company's Board of Directors. Individuals serving on a Defined Member Board serve staggered three-year terms. Each Defined Member Board shall meet at least quarterly and shall be charged with reflecting Defined Member concerns and providing a direct communication mechanism to the Company's Board of Directors.

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

DEBT AND EQUITY INSTRUMENTS
     The Company is authorized to issue a variety of debt and equity instruments to its current members, patrons and to persons who are neither members nor patrons. The Company's outstanding capital is represented by Capital Equity Certificates, non-patronage equity certificates, Equity Participation Units and certain capital reserves.

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

          NON-PATRONAGE EQUITY CERTIFICATES. The Board of Directors may issue Non-Patronage Equity Certificates. Such certificates will not have a maturity date and will not bear interest or annual dividends. They will be issued and distributed only to member patrons and to Non-Member Consenting Patrons as part of a non-member/non-patronage distribution. (Non-Member Consenting Patrons include Cooperative Association Members that meet all of the requirements of membership as a Cooperative Association Member except that they do not transact at least the minimum volume of business with the Company during the preceding fiscal year.)

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

     TRANSFER OF PATRONS' EQUITIES. Debt or equity instruments held by the Company's members and patrons, including Equity Participation Units, Capital Equity Certificates, Certificates of Indebtedness, Non-Patronage Equity Certificates and Preferred Capital Certificates, may be transferred only with the consent and approval of the Company's Board of Directors. The Company may require the execution of appropriate transfer documentation, as well as representations and warranties from the proposed transferee indicating that he or she is eligible to be the holder of the instrument proposed to be transferred.

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date will be eligible for patronage certificate redemption at age 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and Cooperative Association Members, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. There can be no assurance that the Company's Board of Directors will not elect to modify its policy regarding the redemption of equities. The Board is under no restriction in modifying such policy, other than legal agreements to which the Company may be a party from time to time. Members are not required to approve a change in such policy. The Board of Directors will establish a redemption policy for Patrons' Equities arising from the Defined Business Units.

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

     Patronage sourced income from the operations of the Wheat Milling Defined Business Unit is allocated by the Company as patronage refunds based on the total amount of wheat processed. As between the holders of Equity Participation Units, patronage sourced income will be allocated to each Defined Member proportionate to the wheat delivered pursuant to the Agreement.

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

     With respect to each year, the total net income from a Defined Business Unit will be withdrawn by the Company from the Defined Business Unit, except to the extent that patronage dividends are not paid in cash and are retained in the Defined Business Unit as equity. The Company will be responsible for the allocation of net income arising from operations of a Defined Business Unit between Defined Members of any one or more Defined Business Units and the remainder of the Company's operations.

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

MEMBER MARKETING AGREEMENT
     A Defined Member is obligated to deliver during each delivery year one bushel of wheat or soybeans which is of merchantable quality, according to industry standards, to the Company for each applicable Unit held, subject to adjustment as described below, at delivery points designated by the Company. Wheat or soybeans that do not meet applicable standards may either be rejected or accepted with such discounts as may be established by the Company or agents. Deliveries may be made at any time during the Processing Year. Certain Cooperative Association Members have contracted with the Company to act as an agent for handling required deliveries (and will receive funds for that service). In addition, the Company has designated most of its owned and operated elevators as delivery points (approx. 135). The Board of Directors may establish annual "tolerance ranges" allowing a Defined Member the option to deliver more or less wheat or soybeans in any given year. Upon transfer of Units, the remaining obligations under the Agreement must also be assumed by the transferee of the Units. The Agreement may be terminated by an Individual Member effective on August 31 of any year upon written notice of termination. In addition, the Agreement may be terminated following a breach of the Agreement by either party, upon thirty days' written notice from the party not in breach. The Agreement may be terminated by the Company upon sale, liquidation, dissolution or winding up of the applicable Defined Business Unit in accordance with the Company's Bylaws.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995

     The information in this Annual Report on Form 10-K for the year ended August 31, 1999, includes forward-looking statements with respect to the Company. Risks and uncertainties could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: supply and demand forces, price risks, business competition and competitive trends, year 2000, taxation of cooperatives and dependence on certain customers. The risks and uncertainties are further described in Exhibit 99.1, and other risks or uncertainties may be described from time to time in the Company's future filings with the Securities and Exchange Commission.


ITEM 2. PROPERTIES

     The Company owns or leases energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.


ENERGY

     Facilities include the following, all of which are owned except where indicated as leased:

Refinery                            Laurel, Montana

Propane Plants                      33 locations in Iowa, Idaho, Minnesota, North Dakota, Oregon,
                                      South Dakota, Wisconsin, and Wyoming

Propane Terminals                   3 locations in Minnesota, North Dakota and Wisconsin

Transportation Terminals/           10 locations in Iowa, Minnesota, Montana, North Dakota,
 Repair Facilities                    South Dakota, Washington and Wisconsin, 2 of which
                                      are leased

Petroleum & Asphalt                 12 locations in Kansas, Montana, North Dakota, Washington
 Terminals/Storage Facilities         and Wisconsin

Pump Stations                       10 locations in Montana and North Dakota

Pipelines
 Cenex Pipeline Company             Laurel, Montana to Fargo, North Dakota
 Front Range Pipeline               Canadian Border to Laurel, Montana

Convenience Stores/Gas Stations     40 locations in Iowa, Minnesota, Montana, Nebraska,
                                      South Dakota, and Wyoming

Lube Plants/Warehouses              3 locations in Minnesota and Ohio

     The Company has a 74.5% interest in the following facilities of NCRA:

Refinery                           McPherson, Kansas
Petroleum Terminals/Storage        2 locations in Iowa and Kansas
Pipeline                           McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline                   Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk Stations                   40 locations located in Kansas and Oklahoma

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

WHEAT MILLING
     The Wheat Milling Defined Business Unit owns or leases flour milling facilities at the following locations:


            Rush City, MN(1) ..................   10,000 cwts/day
            Huron, OH(2) ......................   14,500 cwts/day
            Kenosha, WI(1) ....................   21,000 cwts/day
            Houston, TX(1) ....................   13,000 cwts/day
            Mount Pocono PA(1) ................   18,000 cwts/day

-------------------
(1) Owned

(2) Owned equipment, leased land and facilities

AGRI SERVICES CENTERS
     The Company owned 317 Agri Service Centers (of which some of the facilities are on leased land) located in Minnesota, Nebraska, North Dakota, South Dakota and Montana, Washington, Oregon, Idaho, Iowa and Colorado.

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

     None.

                                   PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     No equity securities were sold by the Registrant during the year ended August 31, 1999, or the three-month period ended August 31, 1998, that were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA


                             CONSOLIDATED COMPANY

     The selected financial information below has been derived from the Company's consolidated financial statements for the periods indicated below. The selected consolidated financial information should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                                               YEARS ENDED MAY 31,
                                         YEAR ENDED    THREE MONTHS ENDED   --------------------------------------------------------
                                      AUGUST 31, 1999   AUGUST 31, 1998          1998           1997           1996          1995
                                      --------------- -------------------   ------------- --------------- ------------- ------------
                                                                        (DOLLARS IN THOUSANDS)
Income Statement Data:
 Revenues:
 Grain and Oilseed ...................  $3,309,310        $   810,723        $4,629,553     $ 6,036,503    $ 7,127,223   $4,191,665
 Energy ..............................   1,345,772            343,747         1,858,069       1,676,842      1,402,314    1,401,262
 Agronomy ............................     593,927             91,231           696,441         683,429        560,032      528,869
 Processed grain and oilseed .........     531,877            145,645           615,049         730,101        819,864      708,219
 Feed and farm supplies ..............     547,732            126,907           546,063         531,177       451,882      376,906
                                        ----------        -----------        ----------     ------------   -----------   ----------
                                         6,328,618          1,518,253         8,345,175       9,658,052     10,361,315    7,206,921
 Patronage dividends .................       5,876              5,111            70,387          71,070         47,170        9,642
 Other revenues ......................     100,031             19,271            98,520          85,390         81,980       68,385
                                        ----------        -----------        ----------     ------------   -----------   ----------
                                         6,434,525          1,542,635         8,514,082       9,814,512     10,490,465    7,284,948
Costs and expenses:
 Cost of goods sold ..................   6,140,580          1,473,243         8,149,605       9,475,682     10,185,544    6,962,256
 Marketing, general, and
  Administrative .....................     148,510             34,998           126,061         126,297        130,274      131,133
 Interest ............................      42,438             12,311            34,620          33,368         46,450       34,199
 Minority Interests ..................      10,017              3,252             6,880           7,984           (147)      11,806
                                        ----------        -----------        ----------     ------------   -----------   ----------
                                         6,341,545          1,523,804         8,317,166       9,643,331     10,362,121    7,139,394
                                        ----------        -----------        ----------     ------------   -----------   ----------
Income before income taxes,
 discontinued operations, and
 cumulative effect of a change in
 accounting ..........................      92,980             18,831           196,916         171,181        128,344      145,554
Loss from discontinued operations ....                                                                                        5,558
Cumulative effect of a change in
 accounting ..........................                                                                                       (6,480)
Income taxes .........................       6,980              2,895            19,615          19,280         13,139       19,929
                                        ----------        -----------        ----------     ------------   -----------   ----------
Net income ...........................  $   86,000        $    15,936        $  177,301     $   151,901    $   115,205   $  126,547
                                        ==========        ===========        ==========     ============   ===========   ==========
Balance Sheet Data (at end of period):
 Working capital .....................  $  219,045        $   284,452        $  235,720     $   219,395    $   220,581   $  206,205
 Net property, plant and
  equipment ..........................     968,333            915,770           868,073         798,757        713,643      642,111
 Total assets ........................   2,787,664          2,469,103         2,436,515       2,422,564      2,484,006    2,111,882
 Long-term debt, including
  current maturities .................     482,666            456,840           378,408         335,737        315,985      260,328
 Total equity ........................   1,117,636          1,065,877         1,029,973         944,798        849,701      776,116

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The selected financial information presented below has been derived from the Oilseed Processing and Refining Defined Business Unit's financial statements for the periods indicated below. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                                                                               YEARS ENDED MAY 31,
                                                                                 -----------------------------------------------
                                               YEAR ENDED     THREE MONTHS ENDED
                                            AUGUST 31, 1999    AUGUST 31, 1998       1998        1997        1996        1995
                                           ----------------- ------------------- ----------- ----------- ----------- -----------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Revenues:
 Processed oilseed sales .................    $  358,042          $ 98,919        $410,386    $441,738    $399,271    $398,095
 Other revenues and costs ................            30             1,115           1,746      (1,660)      1,436       1,163
                                              ----------          --------        --------    --------    --------    --------
                                                 358,072           100,034         412,132     440,078     400,707     399,258
Costs and expenses:
 Cost of goods sold ......................       338,386            95,304         379,272     405,791     371,425     366,407
 Marketing and administrative ............         5,095             1,257           4,730       4,342       4,545       5,138
 Interest ................................           557               251             380         322         151          --
                                              ----------          --------        --------    --------    --------    --------
                                                 344,038            96,812         384,382     410,455     376,121     371,545
                                              ----------          --------        --------    --------    --------    --------
Income before income taxes ...............        14,034             3,222          27,750      29,623      24,586      27,713
Income taxes .............................           800               525           1,825       2,100       1,600       1,500
                                              ----------          --------        --------    --------    --------    --------
Net income ...............................    $   13,234          $  2,697        $ 25,925    $ 27,523    $ 22,986    $ 26,213
                                              ==========          ========        ========    ========    ========    ========
Operating Data:
 Quantities processed Soybeans (bu.) .....        36,759             4,607          32,626      32,232      30,446      30,808
 Crude oil (lb.) .........................     1,024,900           226,024         953,359     960,407     920,492     894,970
Production:
 Meal (tons) .............................           841               217             754         742         728         741
 Flour (tons) ............................            33                10              32          36          40          41
 Refined oil (lbs.) ......................       996,176           219,918         948,797     957,398     858,240     835,396
Balance Sheet Data (at end of period):
 Working capital .........................    $   22,193          $ 22,881        $ 23,111    $ 20,306    $ 28,620    $ 32,981
 Net property, plant and equipment .......        39,001            35,596          34,953      33,085      24,771      20,410
 Total assets ............................        80,735            82,868          91,482      92,416      74,113      63,673
 Long-term debt, including current
  maturities .............................            --                --              --          --          --          --
 Total equity ............................        61,194            58,477          58,064      53,391      53,391      53,391
Other Data(1):
 Pretax income ...........................        14,034             3,222        $ 27,750    $ 29,623    $ 24,586    $ 27,713
 Earnings from purchased oil .............        (2,907)              (58)         (3,265)     (7,015)     (3,558)     (4,681)
 Non-patronage joint venture income ......                            (976)           (738)       (615)     (1,354)       (990)
 Book to tax differences .................            13              (121)           (384)      2,210         (71)        393
                                              ----------          --------        --------    --------    --------    --------
Tax basis soybean income .................    $   11,140          $  2,067        $ 23,363    $ 24,203    $ 19,603    $ 22,435
                                              ==========          ========        ========    ========    ========    ========
 Bushels processed .......................        36,759             9,467          32,626      32,232      30,466      30,808
 Income per bushel .......................    $     0.30          $   0.22        $   0.72    $   0.75    $   0.64    $   0.73


                                                            YEAR ENDED
                                                          AUGUST 31, 1999
                                                         ----------------
         Equity Participation Units delivered (bushels)        1,253
         Patronage rate ................................     $  0.30
                                                             -------
         Income to holders .............................     $   370
                                                             =======

-----------------
(1) Because patronage dividends attributable to the Units are allocated based on the number of bushels of soybeans delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Oilseed Processing and Refining Defined Business Unit.

                      WHEAT MILLING DEFINED BUSINESS UNIT

     The selected financial information presented below has been derived from the Wheat Milling Defined Business Unit's financial statements for the periods indicated below. The selected financial information should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                                                                                YEARS ENDED MAY 31,
                                               YEAR ENDED     THREE MONTHS ENDED  ------------------------------------------------
                                            AUGUST 31, 1999    AUGUST 31, 1998       1998         1997         1996         1995
                                           ----------------- -------------------  ----------- ------------ ----------- -----------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Income Statement data:
Revenues:
 Processed grain sales ...................    $  174,133          $ 46,914        $ 205,282      $199,079   $173,316     $ 119,725
 Other revenues ..........................                                            1,820
                                              ----------          --------        ---------      --------   --------     ---------
                                                 174,133            46,914          207,102      199,079     173,316       119,725
Costs and expenses:
 Cost of goods sold ......................       170,510            43,733          189,614      181,566     161,293       112,691
 Marketing and administrative ............        10,610             2,071            8,072        6,749       4,472         3,834
 Interest ................................         5,184               843            3,122        5,230       4,458         2,278
 Other ...................................           826                                162        2,000
                                              ----------          --------        ---------      --------   --------     ---------
                                                 187,130            46,647          200,970      195,545     170,223       118,803
(Loss) income before income taxes ........       (12,997)              267            6,132        3,534       3,093           922
Income taxes (benefit) ...................        (1,125)               25              475          300         200           125
                                              ----------          --------        ---------      --------   --------     ---------
Net (loss) income ........................    $  (11,872)         $    242        $   5,657      $ 3,234    $  2,893     $     797
                                              ==========          ========        =========      ========   ========     =========
Operating Data:
 Wheat used (bu.) Durum ..................        15,863             4,453           19,307       21,372      19,376        16,058
 Spring ..................................        11,144             2,251            8,891        6,732       3,013         1,638
 Winter ..................................         9,368             1,453            3,165
Shipments (cwt):
 Semolina/flour ..........................         9,258             2,351           10,505       11,168      10,085         8,718
 Baking flour ............................         7,671             1,389            4,270        2,599         634            --
Balance Sheet Data (at end of period):
 Working capital .........................    $  (25,112)         $ (1,361)       $  12,787     ($ 1,939)   $  3,338     $   1,604
 Net property and equipment ..............       110,547            97,428           85,627       69,130      59,233        43,396
 Total assets ............................       165,471           162,461          146,311      120,918     125,322        82,606
 Long-term debt, including current
  maturities .............................        38,515            48,520           51,209       61,214      54,000        33,750
 Total equity ............................        66,340            68,033           67,958       27,797      27,797        27,797
Other Data(1):
 Pretax (loss) income ....................    $  (12,997)         $    267        $   6,132      $ 3,534    $  3,093     $     922
 Book to tax differences .................         2,249               103              690        2,376         (85)          124
                                              ----------          --------        ---------      --------   --------     ---------
Tax basis (loss) income ..................    $  (10,748)         $    370        $   6,822      $ 5,910    $  3,008     $   1,046
                                              ==========          ========        =========      ========   ========     =========
Bushels milled ...........................        36,375             8,156           31,363       28,104      22,390        17,697
(Loss) income per bushel .................    $    (0.30)         $   0.05        $    0.22      $  0.21    $   0.13     $    0.06

                                                                YEAR ENDED
                                                              AUGUST 31, 1999
                                                              ---------------
Equity Participation Units delivered (bushels) ................     5,728
Patronage rate ................................................  $  (0.30)
                                                                 --------
Loss to holders to be carried forward against future income ...  $ (1,693)
                                                                 ========

-----------------
(1) Because patronage dividends attributable to the Units are allocated based on the number of bushels of wheat delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Wheat Milling Defined Business Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                             CONSOLIDATED COMPANY

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company). The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     Prior to the Combination, Cenex's year end was September 30 and Harvest States Cooperatives' year end was May 31. Subsequent to the Combination, the Company changed its fiscal year end to August 31 and is filing this Report on Form 10-K representing the first fiscal year of the Company based upon that date. The management discussion and analysis which follows includes the consolidated statements of operations and cash flows for the years ended May 31, 1998 and 1997, which reflect the results of operations and cash flows of Harvest States Cooperatives for the years then ended combined with the results of operations and cash flows of Cenex for the years ended September 30, 1997 and 1996, respectively. The consolidated balance sheet as of May 31, 1998 reflects the financial position of Harvest States Cooperatives on that date combined with the financial position of Cenex as of September 30, 1997. The consolidated results of operations of Cenex for the eight months ended May 31, 1998 have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED AUGUST 31, 1999 WITH THE YEAR ENDED MAY 31,
       1998
     The Company's consolidated net income of approximately $86.0 million for the year ended August 31, 1999 represents a $91.3 million (51%) decrease from the year ended May 31, 1998. This decrease is partially attributable to the absence of a plant food patronage refund of which approximately $57.4 million was received from the Company's primary supplier of plant food during the year ended May 31, 1998. In addition, depressed gross margins in the Company's food processing and energy operations also contributed to the decrease in net income.

     Consolidated net sales of $6.3 billion for the year ended August 31, 1999 decreased approximately $2.0 billion (24%) compared to the year ended May 31, 1998.

     Grain and oilseed sales of $3.3 billion decreased $1.3 billion (29%) during the year ended August 31, 1999 when compared to the year ended May 31, 1998. Although grain volumes declined 22.2 million bushels, the primary cause for the decreased sales is a decline in the average sales price of all grain and oilseeds marketed by the Company of $1.15 per bushel.

     Energy sales of $1.3 billion decreased $0.5 billion (28%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. Refined fuels sales volumes decreased slightly in 1999 compared to 1998, and contributing to the overall energy sales decline was the refined fuels reduced average sales price of 18 cents per gallon.

     Agronomy sales of $593.9 million decreased $102.5 million (15%) during the year ended August 31, 1999 as compared to the year ended May 31, 1998. Plant food sales volumes decreased slightly in 1999 compared to 1998, and contributing to the overall agronomy sales decline was plant foods reduced average sales price of $36.00 per ton.

     Processed grain and oilseed sales of $531.9 million decreased $83.2 million (14%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. This decrease is primarily attributable to a reduction in sales price for processed soybean products, primarily soymeal, of approximately $76.00 per ton, in addition to a reduction of the average sales price of $2.89 per hundred weight for milled wheat products partially offset by a 3.1 million hundred weight volume increase.

     Feed and farm supplies sales of $547.7 million during the year ended August 31, 1999 were essentially unchanged in total when compared to the year ended May 31, 1998. Although there was a decrease in sales related to agronomy products due to decreased volume and price, this was offset by an increase in sales for feed, seed and energy products.

     Patronage dividends received of $5.9 million decreased $64.5 million (92%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. During the year ended May 31, 1998 a patronage dividend in the amount of $57.4 million was received from the Company's primary plant food supplier. During the year ended August 31, 1998 the Company did not receive a patronage dividend from this supplier.

     Other revenues of $100.0 million for the year ended August 31, 1999 were essentially unchanged from the year ended May 31, 1998. The most significant change within other revenues was from the Company's share of income from joint ventures. Income from the Company's food packaging joint venture, grain marketing joint ventures and the newly formed agronomy joint ventures increased by $5.1 million and $2.3 million, and decreased by $4.3 million, respectively for the current year as compared to May 31, 1998. This net increase in joint ventures income was offset by a decline in other miscellaneous revenues.

     Cost of goods sold of $6.1 billion decreased $2.0 billion (25%) during the current fiscal year compared to the year ended May 31, 1998. During the year ended August 31, 1999 the average cost per bushel of all grains and oilseed procured by the Company through its grain marketing and country elevator system decreased $1.15 per bushel and the average cost of refined fuels decreased 17 cents per gallon as compared to the year ended May 31, 1998. Also during the year ended August 31, 1999 plant food volumes decreased 103,000 tons as compared to the year ended May 31, 1998. In the Company's food processing operations, the average cost per bushel of wheat and soybeans declined $1.45 and $1.94 per bushel, respectively.

     Marketing, general and administrative expenses of $148.5 million for the year ended August 31, 1999 increased $22.4 million (18%) compared to the year ended May 31, 1998. This increase is primarily related to additional locations and expansion of many of the Company's business segments.

     Interest expense of $42.4 million for the year ended August 31, 1999 increased $7.8 million (23%) compared to the year ended May 31, 1998. The average seasonal borrowings during 1999 increased as a result of higher working capital needs, and long-term borrowings which reflected finance activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations of $10.0 million for the year ended August 31, 1999 increased $3.1 million (46%) compared to the year ended May 31, 1998. Substantially all of the minority interest is in National Cooperative Refinery Association (NCRA), which operates a refinery near McPherson, Kansas. The Company owns approximately 75% of NCRA. This net change in minority interests during the current year is reflective of more profitable operations within the Company's majority owned subsidiaries.

     Income tax expense of $7.0 and $19.6 for the years ended August 31, 1999 and May 31, 1998 resulted in effective tax rates of 7.5% and 10.0%, respectively. The reduced effective tax rate for the year ended August 31, 1999 is primarily reflective of reduced nonpatronage earnings as a percentage of total pretax earnings.

     COMPARISON OF THE YEAR ENDED MAY 31, 1998 WITH 1997
     The Company's consolidated net income of $177.3 million for the year ended May 31, 1998 represents a $25.4 million (17%) increase from 1997. This increase is primarily attributable to improved gross margins in 1998 compared to 1997.

     Consolidated net sales of $8.3 billion in 1998 decreased $1.3 billion (14%) from the prior year.

     The decrease in grain and oilseed sales of $1.4 billion (23%) was due primarily to reduced grain prices in 1998, when the weighted average sales price of all grain and oilseeds marketed by the Company declined 85 cents a bushel compared to 1997. In addition, volumes declined approximately 88 million bushels in 1998.

     Energy sales of $1.9 billion in 1998 increased $181.2 million (10%) as compared to the same period in 1997. This increase in energy sales is primarily attributable to volume increases in refined fuels and propane gallons of 44 million and 57 million, respectively.

     Agronomy sales of $696.4 million in 1998 increased $13.0 million (2%) as compared to 1997. Crop protection product sales in 1998 of $287.2 million increased $35.2 million (14%) as compared to the same period in 1997. This increase was offset by a decrease in the plant food average sales price of $3.71 per ton for the same period.

     Processed grain and oilseed sales of $615.0 million in 1998 decreased $115.1 million (16%) when compared to 1997. This decrease is primarily attributable to a reduction in sales price for processed soybean products of approximately $40.00 per ton, partially offset by increased sales volumes for milled wheat products.

     Feed and farm supplies sales of $546.1 million in 1998 were substantially the same as the prior year with an increase of $14.9 million (3%).

     Patronage dividends received during the year ended May 31, 1998 of $70.4 million remained at about the same level as the previous year.

     Other revenue of $98.5 million in 1998 increased $13.1 million (15%) when compared to 1997. The major factors contributing to this change were the expansion of various country elevator services during 1998, and losses recognized on certain properties in the amount of approximately $4.0 million in 1997.

     Cost of goods sold of $8.1 billion decreased $1.3 billion (14%) in 1998 when compared to 1997. During 1998 the average cost per bushel of all grains and oilseed procured by the Company through its grain marketing and country elevator system decreased 87 cents per bushel and the average cost of refined fuels increased $.02 per gallon when compared to 1997. Also during the year ended May 31, 1998 the cost of plant food decreased $4.00 per ton compared to the prior year. In the Company's food processing operations, the average cost of wheat and soybeans declined 42 cents and 70 cent per bushel, respectively.

     Marketing, general and administrative expenses of $126.1 million for the year ended May 31, 1998 compares to $126.3 million for the same period in 1997. This decrease is primarily related to the transfer of the Consumer Products Packaging Division to a nonconsolidated joint venture at the end of the first quarter of the year ended May 31, 1997, partially offset by increased costs in the Company's growth areas, specifically country elevator operations and wheat milling.

     Interest expense of $34.6 million decreased $1.3 million (4%) in 1998. This decrease is primarily attributable to lower inventory and receivable levels, partially offset by interest on additional long-term borrowings incurred primarily to finance property, plant and equipment expenditures.

     Income tax expense of $19.6 million and $19.3 million for 1998 and 1997, respectively, resulted in effective tax rates of 10.0% and 11.3%. The reduced effective tax rate for the year ended May 31, 1998 is primarily reflective of reduced nonpatronage earnings as a percentage of total pretax earnings.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 WITH THE THREE MONTH
       ENDED AUGUST 31, 1997
     The Company's consolidated net income for the three months ended August 31, 1998 and 1997 was $15.9 million and $35.2 million, respectively, which represents a $19.3 million (55%) decrease. Relatively low commodity prices had a direct impact on volume at the Company's country elevator and grain exporting facilities and influenced demand for crop protection and plant food products. With reduced volumes in most of the Company's business operations, gross margins were eroded considerably by fixed costs.

     Consolidated net sales of $1.5 billion decreased $0.3 billion (18%) during the three-month period ended August 31, 1998 compared to the same period in 1997. Grain volume of approximately 230.0 million bushels during the three months ended August 31, 1998 declined 27.0 million bushels compared to 1997. In addition to decreased volumes, the average sales price for all grains and oilseeds marketed by the Company declined by 41 cents a bushel. Total grain and oilseed sales decreased $219.3 million (21%) as a result of these two factors.

     While the gallon sales of refined fuels increased slightly during the three-month period ended August 31, 1998 compared with the same period in 1997, a reduced average sales price of 18 cents a gallon resulted in a decline in sales of $71.2 million (17%) for energy products during the 1998 period compared with 1997.

     Agronomy sales declined $47.4 million (34%) during the three months ended August 31, 1998 compared to the same period in 1997, resulting in a 12% decrease in plant food volumes, and 10% decrease in the average per ton sales price of such products.

     Processed grain and oilseed sales increased $14.9 million (11%) during the three months ended August 31, 1998 compared to the same period in 1997. This change is primarily attributable to increased volume within the Company's Oilseed Processing and Refining Defined Business Unit, where soymeal sales volume increased from approximately 105,000 tons during the three months ended August 31, 1997 to approximately 215,000 tons in 1998. During the three months ended August 31, 1997, the oilseed crushing plant was closed for 41 days to allow for the installation of equipment. During the 1998 period, this crushing plant operated at its normal capacity.

     Feed and farm supplies sales remained essentially unchanged between the two periods, although sales during the 1998 period represented a decline in sales relationship to actual retail capacity due to the addition of several retail locations since the end of the 1997 period.

     Patronage dividends decreased $2.3 million (31%) during the three months ended August 31, 1998 compared to the same period in 1997 resulting from higher patronage earnings distributed by cooperative customers and suppliers in 1997.

     Other revenue of $19.3 million decreased $0.2 million (1%) for the three months ended August 31, 1998 compared to the same period in 1997. Earnings from the Company's nonconsolidated consumer products packaging joint venture decreased approximately $1.1 million for the three months ended August 31, 1998 compared to the same period in 1997. Earnings from the Company's share of a grain exporting joint venture declined approximately $0.9 million during the 1998 period compared to 1997. In addition, the Company experienced a decline in service income at its export terminals due to reduced bushel volume activity at these locations. These reductions in other revenues were partially offset by a $2.9 million increase in interest income. Due to of the relatively low cost of grain during the period ended August 31, 1998, the Company did not have any short term borrowing requirements. In addition, the Company's refinancing program in anticipation of long term capital requirements, completed in June of 1998, produced temporary cash available for short term investments.

     Cost of goods sold of $1.5 billion decreased $306.9 million (17%) during the three months ended August 31, 1998 compared to the same period in 1997. Reduced volumes and raw material costs in most of the Company's business activities, as discussed in the sales section of this analysis, produced most of this reduction in costs. Although the commodity and other raw material costs which are a component of costs of goods sold changed in relative proportion to sales dollars, fixed operating costs remain constant regardless of volume and price activity. This factor contributed to an erosion in total gross margin of approximately $28.0 million (46%) during the three months ended August 31, 1998 compared with the same period in 1997.

     Marketing, general and administrative expenses of $35.0 million for the three months ended August 31, 1998 increased $5.4 million (18%) compared to the same three months ended in 1997. Costs related to the relocation of staff and consolidation of the business units, and a warranty claim for the re-roofing of a building which had been part of the Company's capital contribution to the consumer products packaging joint venture comprised the majority of this increase.

     Interest expense of $12.3 million for the three months ended August 31, 1998 represents an increase of $4.1 million (50%) compared to the same period in 1997. Long-term borrowings to finance the acquisition of property, plant and equipment generated most of this additional expense. Long-term debt proceeds not yet expended for fixed assets generated interest income as discussed in the other revenue discussion above, and should be considered as an offset to a portion of the increase in interest expense.

     Minority interests in operations for the three-month periods ended August 31, 1998 and 1997 was $3.3 million and $5.5 million, respectively. Substantially all of the minority interest is in NCRA.

     Income tax expense of $2.9 million and $8.9 million for the three-month periods ended August 31, 1998 and 1997, respectively, resulted in effective tax rates of 15.4% and 20.1%. The effective tax rate changes from period to period based upon the portion of non-patronage business activity compared to total business activity during each period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS
     Operating activities of the Company used net cash of $27.5 million during the year ended August 31, 1999. Net income of $86.0 million and a positive adjustment of $17.2 million from net non-cash expenses, costs and revenues were offset by increased working capital requirements of approximately $130.7 million.

     Operating activities for the year ended May 31, 1998 provided net cash of approximately $223.6 million. Net income of $177.3 million, a positive adjustment for non-cash expenses, costs and revenues of $1.5 million, and decreased working capital requirements of approximately $44.8 million provided this net cash from operations.

     Operating activities for the year ended May 31, 1997 provided net cash of approximately $401.5 million. Net income of $151.9 million and decreased working capital requirements of approximately $267.5 million, were partially offset by a negative adjustment of approximately $11.3 million for net non-cash expenses, costs and revenues and net cash used for discontinued operations of approximately $6.6 million.

     CASH FLOWS FROM INVESTING ACTIVITIES
     For the years ended August 31, 1999, and May 31, 1998 and 1997, the net cash flows used in the Company's investing activities totaled approximately $160.7 million, $99.9 million and $115.8 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $124.5 million, $145.2 million and $200.3 million for the three years ended August 31, 1999, and May 31, 1998 and 1997, respectively.

     On June 30, 1999, Agro Distribution, LLC and Agronomy Company of Canada, Ltd. (the Entities), both companies owned 50/50 by the Company and Land O'Lakes, Inc., purchased approximately 310 agronomy facilities from Terra International, Inc., at a price of approximately $350.0 million. In conjunction with this purchase transaction, the Company invested $51.5 million in the Entities and issued a note receivable for $3.5 million to Agronomy Company of Canada, Ltd. Financing arrangements of the Entities, to be managed by the Cenex/Land O'Lakes Agronomy Company (of which Cenex Harvest States owns 50%), are without recourse to the Company.

     Cash outlays for the acquisition of property, plant and equipment and investments in other entities were partially offset by proceeds from the disposition of property, plant and equipment of approximately $6.8 million, $21.9 million and $28.4 million for the years ended August 31, 1999, and May 31, 1998 and 1997, respectively. For the year ended August 31, 2000 the Company expects to spend approximately $139.6 million for the acquisition of property, plant and equipment.

     Also partially offsetting cash usage were proceeds received from joint ventures and investments totaling $11.2 million, $31.5 million and $27.3 million for the years ended August 31, 1999, and May 31,

1998 and 1997, respectively. For the year ended May 31, 1997, discontinued operations of petroleum exploration and production operations also provided net cash of $33.2 million from the liquidation of this investment.

     On August 30, 1996 the Company formed a joint venture with a regional consumer products packaging company, and contributed substantially all of the net assets of the Company's consumer products packaging division as its capital investment in the joint venture. In return for these assets, the Company received a 40% interest in the joint venture, and the joint venture assumed debt of approximately $33.7 million.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Company finances its working capital needs through short-term lines of credit with National Bank for Cooperatives (CoBank) and commercial banks. In June 1998, the Company established a 364-day credit facility of $400.0 million, which was renewed in May 1999, and a five-year revolving facility of $200.0 million, all of which is committed. In addition to these lines of credit, the Company has a 364 day credit facility dedicated to NCRA, with CoBank in the amount of $50.0 million, all of which is committed. On August 31, 1999 the Company had short-term indebtedness on the 364-day credit facility of $196.0 million, and had no amount drawn on the five-year revolving facility. In addition to these bank facilities, the Company, on August 31, 1999, had additional short-term indebtedness of approximately $1.0 million in the form of other notes payable. On August 31, 1998, the Company had short-term indebtedness of approximately $0.5 million. On May 31, 1998, the Company had short-term indebtedness on its bank facilities and other short-term notes payable of approximately $52.5 million. This short-term borrowing activity follows the working capital requirements created by commodity volumes and prices as discussed in the "Cash Flows from Operations" section of this analysis.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant, and equipment, with long-term agreements through the banks for cooperatives. On May 31, 1998, the Company had total indebtedness related to these long-term lines of credit of $332.1 million of which approximately $17.6 million represented long-term borrowings of NCRA. The Company also had long-term debt in the form of capital leases, industrial development revenue bonds and miscellaneous notes payable totaling approximately $46.3 million on May 31, 1998.

     In June 1998, the Company established a new long-term loan agreement through the banks for cooperatives whereby the Company repaid $279.6 million of long-term debt and borrowed $134.0 million on the long-term credit facility. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through the year 2009, of which an additional $30.0 million was drawn by the Company before the commitment expired on May 31, 1999. The amount outstanding on this credit facility was $164.0 million and $134.0 million on August 31, 1999 and 1998, respectively.

     Also in June 1998, as part of the refinancing program for the merged operations, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225.0 million, with repayments beginning in the year 2008 and ending in the year 2013.

     During the year ended August 31, 1999, the Company, through NCRA, borrowed an additional $10.0 million from CoBank with equal annual repayments through the year 2009.

     During the years ended August 31, 1999, May 31, 1998 and 1997, the Company borrowed on a long-term basis $40.0 million, $83.9 million and $74.9 million, respectively, and during the same periods repaid long-term debt of $14.6 million, $42.2 million and $55.5 million, respectively.

     On August 31, 1999, the Company had total long-term debt outstanding of $482.7 million, of which approximately $227.2 million was bank financing, $225.0 was private placement proceeds and $30.5 million was industrial development revenue bonds, capitalized leases and miscellaneous notes payable.

     In accordance with the By-Laws and action of the Board of Directors, annual net earnings from patronage sources were distributed to consenting patrons following the close of each fiscal year and were based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The cash portion of this distribution, deemed by the Board of Directors to be 30% for regular patronage and 80% for Equity Participation Units, totaled approximately $43.8 million, $35.9 million and $30.8 million distributed in the years ended August 31, 1999, and May 31, 1998 and 1997, respectively.

     Cash patronage for the year ended August 31, 1999, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for regular patronage earnings, to be distributed in fiscal year 2000, is expected to be approximately $17.3 million and is classified as a current liability on the August 31, 1999 balance sheet.

     For the years ended August 31, 1999, May 31, 1998 and 1997, the Company redeemed patronage related equities in accordance with authorization from the Board of Directors in the amounts of approximately $23.8 million, $36.9 million and $18.6 million, respectively. During the three months ended August 31, 1998, the Company redeemed approximately $4.4 million of such patronage certificates.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death who were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 1999, to be distributed in fiscal year 2000, are expected to be approximately $25.7 million and are classified as a current liability on the August 31, 1999 balance sheet.

     During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units (EPUs)in its Wheat Milling and Oilseed Processing and Refining Defined Business Units. These EPUs give the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective DBUs. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons' equities for the payment of up to one-sixth the purchase price of the EPUs.

     Holders of the EPUs will not be entitled to payment of dividends by virtue of holding such units. However, holders of the units will be entitled to receive patronage refunds attributable to the patronage sourced income from operations of the applicable defined business unit on the basis of wheat or soybeans delivered pursuant to the Member Marketing Agreement. The Board of Directors' goal is to distribute patronage refunds attributable to the EPUs in the form of 75% cash and 25% capital equity certificates, and to retire those capital equity certificates on a revolving basis seven years after declaration. However, the decision as to the percentage of cash patronage will be made each fiscal year by the Board of Directors and will depend upon the cash and capital needs of the respective Defined Business Units and is subject to the discretion of the Board of Directors. The redemption policy will also be subject to change at the discretion of the Board of Directors.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, a new standard related to the accounting for derivative transactions and hedging activities. In July 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact the financial position and results of operations of the Company, it is currently evaluating the reporting requirements under this new standard.

YEAR 2000

     In preparation for the year 2000, the Company has engaged an information technology consulting firm specializing in year 2000 systems projects. The scope of the program management effort at the Company includes internal mainframe, midrange, and LAN based systems as well as facilities, package software vendors, and interfaces with external vendors, processors and customers. Remediation and upgrades of these systems have been completed for all mission critical systems. Management believes that the total cost to the Company to review and correct its own computer systems will be approximately $2.0 million, of which $1.8 million has been expensed through August 31, 1999.

     Based on its assessment, the Company's management believes that the Company has in place an effective program to address the year 2000 issue in a timely manner and that it is taking the steps reasonably necessary to resolve this issue with respect to matters within its control. However, it also recognizes that failure to sufficiently resolve all aspects of the year 2000 issue in a timely fashion presents substantial risks for the Company. Furthermore, while the Company has taken, and will continue to take, steps to determine the extent of remediation efforts being undertaken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies will be remediated in a timely fashion to avoid having a material adverse effect on the Company's results of operations or its financial position.


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company).

     Subsequent to the Combination, the Company changed its fiscal year to August 31 and is filing this Report on Form 10-K representing the first fiscal year of the Company based upon that date. The management discussion and analysis of the Oilseed Processing and Refining Defined Business Unit which follows, compares the first new fiscal year ended August 31, 1999 with the previous fiscal year ended May 31, 1998, as well the year ended May 31, 1998 with the year ended May 31, 1997. In addition, the three-month transition period ended August 31, 1998 is compared with the unaudited three-month period ended August 31, 1997.

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements and discussion of the Year 2000.

RESULTS OF OPERATIONS

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales, except processing margins.

                                                                                             YEARS ENDED MAY 31
                                                                              ----------------------------------------------
                                        YEAR ENDED       THREE MONTHS ENDED
                                     AUGUST 31, 1999      AUGUST 31, 1998        1998        1997        1996        1995
                                    -----------------   -------------------   ----------  ----------  ----------  ----------
Gross margin percentage .........         5.49%                3.65%            7.58%        7.76%        7.33%       8.25%
Marketing, general and
 administrative .................         1.42%                1.27%            1.15%         .98%        1.14%       1.29%
Interest ........................         0.16%                0.25%            0.09%        0.07%        0.04%         --
Processing margins
 Crushing/bu ....................       $  .18               $  .14           $  .57       $  .59       $  .60      $  .59
 Refining/lb ....................       $.0127               $.0099           $.0133       $.0173       $.0154      $.0149

     Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Defined Business Unit's performance than gross margin percentages.

     COMPARISON OF THE YEAR ENDED AUGUST 31, 1999 WITH THE YEAR ENDED MAY 31,
       1998
     The Oilseed Processing and Refining Defined Business Unit's net income of $13.2 million for the year ended August 31, 1999 represents a $12.7 million decrease (49%) compared to the twelve-month period ended on May 31, 1998. This decrease is primarily attributable to reduced gross margins for soymeal and other processed soybean products. The average gross margin for such products declined approximately $15.60 per ton during the twelve months ended August 31, 1999, compared to the gross margin per ton generated on those products during the twelve months ended May 31, 1998.

     Net sales of $358.0 million for the year ended August 31, 1999 decreased by $52.3 million (13%) compared to the twelve months ended May 31, 1998. A reduction in the sales price for processed soybean products, primarily soymeal, of approximately $76.00 per ton and a decline of about $0.02 a pound for refined oil, partially offset by an 11% increase in sales volume for processed soybean products and a 7% increase in refined oil volume produced this change in sales dollars.

     Other revenues decreased approximately $1.7 million during the year ended August 31, 1999 compared to the year ended May 31, 1998. For the year ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit received approximately $0.7 million from an oilseed joint venture, and also recognized net gains on the sale of property, plant and equipment totaling approximately $0.7 million. During the twelve-month period ended August 31, 1999, the Oilseed Processing and Refining Defined Business Unit recorded a net loss on the disposal of property, plant and equipment of approximately $0.2 million, and did not receive any joint venture income during the period.

     Cost of goods sold of $338.4 million for the year ended August 31, 1999 decreased $40.9 million (11%) compared to the year ended May 31, 1998. Reduced cost for soybeans averaging $1.94 per bushel and reduced cost for crude soybean oil averaging $0.012 per pound during the year ended August 31, 1999, compared to the year ended May 31, 1998, were partially offset by a 13% increase in crush volume (4.1 million bushels) and a 7% increase in refining volume (71.5 million pounds).

     Marketing, general and administrative expenses of $5.1 million for the year ended August 31, 1999 increased approximately $0.4 million (8%) compared to the year ended May 31, 1998. Essentially all of this increase relates to wages and employee benefits.

     Interest expense for the year ended August 31, 1999 was $0.6 million, compared with approximately $0.4 million for the year ended May 31, 1998. This change is primarily attributable to capital expenditures made during and subsequent to the 1998 period.

     Income tax expense of $0.8 million and $1.8 million for the years ended August 31, 1999 and May 31, 1998 respectively, resulted in effective tax rates of 5.7% and 6.6%, respectively. The effective tax rate changes from period to period based upon the portion of non-patronage business activity compared to total business activity during each period.

     COMPARISON OF THE YEAR ENDED MAY 31, 1998 WITH 1997
     The Oilseed Processing and Refining Defined Business Unit's net income of $25.9 million for the year ended May 31, 1998 represents a $1.6 million decrease (6%) compared to the same period in 1997. This decrease is primarily attributable to reduced gross margins for soymeal and lower demand for refined soy oil, which reduced the Defined Business Unit's sales volume for refined oil. Net gains on the disposal of fixed assets of about $0.7 million partially offset the decline in gross margins.

     Net sales of $410.4 million for the year ended May 31, 1998 decreased by $31.4 million (7%) compared to the same period in 1997. A reduced average sales price for processed soybean products of $201.93 per ton in 1998 compared to $241.59 per ton in 1997 was the primary contributor to the reduction in sales dollars.

     Other revenues of $1.7 million for the year ended May 31, 1998 compared to 1997, increased $3.4 million. During the year ended May 31, 1997 the Defined Business Unit recognized a loss of $2.0 million on equipment to be replaced by plant expansion and recognized a loss of $0.3 million on an investment. During the year ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit recognized gains on fixed asset disposals of approximately $0.7 million.

     Cost of goods sold for the year ended May 31, 1998 of $379.3 million decreased $26.5 million (7%) compared to the year ended May 31, 1997. This reduction in cost is primarily attributable to a decline in the average price of soybeans during the year ended May 31, 1998, from $7.50 a bushel in 1997 to $6.80 in 1998, and to a reduction in refined oil volume, from 968 million pounds in 1997 to 953 million pounds in 1998.

     Interest expense for the year ended May 31, 1998 was $0.4 million, compared with $0.3 million a year ago.

     Income tax expense of $1.8 million and $2.1 million for the years ended May 31, 1998 and 1997 respectively, results in effective tax rates of 6.6% and 7.1%, respectively. The effective tax rate changes from period to period based upon the portion of non-patronage business activity compared to total business activity during each period.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 WITH 1997
     The Oilseed Processing and Refining Defined Business Unit's net income of $2.7 million for the three months ended August 31, 1998 represents a $0.5 million decrease (15%) compared to the same period in 1997. This decrease is primarily attributable to lower gross margins for refined oil. The average gross margin per pound on refined oil generated by the Oilseed Processing and Refining Defined Business Unit during the three months ended August 31,1998 declined 33% compared to that margin for the same three-month period in 1997. The impact of that reduction in profitability was partially offset by increased sales volume of soymeal, at an average gross margin 40% higher per ton than that of a year ago.

     Net sales of $98.9 million for the three-month period ended August 31, 1998 increased by $12.6 million (15%) compared to the same period in 1997. During the three months ended August 31, 1997, the crushing portion of the plant was shutdown for 41 days to allow for the installation of new equipment. As a result, soymeal and soyflour sales activity was reduced to approximately 110,000 tons during the 1997 three-month period, compared with almost 230,000 tons during the 1998 three-month period. While increased processing volume increased sales dollars, a significant decline of approximately $110 a ton in the sales price partially offset the volume variance. Together, these factors increased sales approximately $6.0 million. For the refined oil portion of the business, volumes were approximately the same in each of the three-month periods, while an increase in the per pound price of refined soybean oil increased sales approximately $6.6 million.

     Other revenues of $1.1 million during the three months ended August 31, 1998 decreased approximately $0.1 million (7%) compared to the same period in 1997. During the 1997 period, the Oilseed Processing and Refining Defined Business Unit recognized gains on disposal of replaced equipment of approximately $0.5 million. Also included in other revenues for both of the three-month periods is income from an oilseed joint venture. Income from this source during the 1998 period exceeded that recognized in the 1997 period by approximately $0.3 million.

     Cost of goods sold of $95.3 million for the three months ended August 31, 1998 increased $12.8 million (16%) compared to the same period ended in 1997. This change is primarily attributable to the increase in soymeal volume discussed above in the sales analysis, partially offset by a decline of approximately $2 per bushel in cost of soybeans.

     Marketing, general and administrative expenses of $1.3 million for the three months ended August 31, 1998 were essentially unchanged from the same period in 1997.

     Interest expense for the three months ended August 31, 1998 was $0.3 million, compared with $0.01 million of a year ago. This increase is primarily attributable to increased average inventory levels during the 1998 three-month period. During the 1997 period, soybean and processed product inventories were minimal during the shutdown period discussed above, as were receivables related to the sale of processed soybean products.

     Income tax expense of $0.5 million and $0.7 million for the three months ended August 31, 1998 and 1997 respectively, resulted in effective tax rates of 16.3% and 17.6%, respectively. The effective tax rate changes from period to period based upon the portion of non-patronage business activity compared to total business activity during each period.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material costs or levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the years ended August 31, 1999, May 31, 1998 and May 31, 1997 provided net cash of $22.0 million, $27.2 million, and $23.6 million, respectively. For the year ended August 31, 1999, net income of $13.2 million, non-cash revenues and expenses of approximately $2.5 million, and decreased working capital requirements of approximately $6.3 million provided this net cash from operating activities. For the year ended May 31, 1998, net income of $25.9 million and non-cash revenues and expenses of approximately $1.4 million were partially offset by increased working capital requirements of approximately $0.1 million. For the year ended May 31, 1997, net income of $27.5 million and non-cash revenues and expenses of approximately $3.8 million were partially offset by increased working capital requirements of approximately $7.7 million.

     Operating activities for the three-month periods ended August 31, 1998 and 1997, respectively, provided net cash of $11.3 million and $21.2 million due to net income of $2.7 million and $3.2 million respectively, non-cash revenues and expenses of $0.6 million in 1998 and decreased working capital requirements of approximately $8.0 million and $18.0 million, respectively.

     CASH FLOWS USED FOR INVESTING ACTIVITIES
     The Oilseed Processing and Refining Defined Business Unit used net cash of approximately $6.0 million during the year ended August 31, 1999 for the acquisition of property, plant and equipment. During the year ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10.7 million from the sale of soybean processing equipment and entered into a leaseback transaction for that equipment. During that same period, the Oilseed Processing and Refining Defined Business Unit expended approximately $14.0 million for the purchase of property, plant and equipment. For the year ended May 31, 1997, the Oilseed Processing and Refining Defined Business Unit expended approximately $12.1 million for the purchase of property, plant and equipment. For the year ended August 31, 2000, the Oilseed Processing and Refining Defined Business Unit expects to spend approximately $14.7 million for the acquisition of property, plant and equipment.

     The Oilseed Processing and Refining Defined Business Unit used net cash of approximately $1.2 million and $8.2 million during the three-month periods ended August 31, 1998 and 1997, respectively, for the purchase of property, plant and equipment. During the three-month period ended August 31, 1997, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10.3 million for the sale of soybean processing equipment, which was subsequently leased back from the purchaser. This transaction, as well as the capital expenditures for this three-month period of $8.2 million, are included in the activity for the year ended May 31, 1998.

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

     With respect to earnings for the year ended August 31, 1999, total income from the Oilseed Processing and Refining Defined Business Unit will be withdrawn by the Company from the Oilseed Processing and Refining Defined Business Unit except to the extent that patronage dividends are not paid in cash and are instead retained in the Oilseed Processing and Refining Defined Business Unit as equity. Such dividends retained as equity from the Equity Participation Unit share of earnings, which equals 30% of the total patronage refund to such patron's share of earnings, totaled approximately $1.0 million and will be matched with equity on behalf of the Company's open membership in proportion to non-Equity Participation Unit bushels processed totaling approximately $2.6 million.

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $9.5 million on August 31, 1999 compared with $15.1 million on August 31, 1998. On May 31, 1998, the Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $22.9 million. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective years.


                      WHEAT MILLING DEFINED BUSINESS UNIT

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), Cenex, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name of Harvest States Cooperatives was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company).

     Subsequent to the Combination, the Company changed its fiscal year to August 31 and is filing this Report on Form 10-K representing the first fiscal year of the Company based upon that date. The management discussion and analysis of the Wheat Milling Defined Business Unit which follows, compares the first new fiscal year ended August 31, 1999 with the previous fiscal year ended May 31, 1998, as well the year ended May 31, 1998 with the year ended May 31, 1997. In addition, the three-month transition period ended August 31, 1998 is compared with the unaudited three-month period ended August 31, 1997.

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements and discussion of the Year 2000.

RESULTS OF OPERATIONS

     Certain operating information pertaining to the Defined Business Unit is set forth below, as a percentage of sales, except for margins per hundred weight (Margins/cwt).

                                                                                             YEARS ENDED MAY 31,
                                                                              -------------------------------------------------
                                        YEAR ENDED       THREE MONTHS ENDED
                                     AUGUST 31, 1999      AUGUST 31, 1998        1998         1997         1996         1995
                                    -----------------   -------------------   ----------   ----------   ----------   ----------
Gross margin percentage .........          2.08%                6.78%             7.63%        8.80%        6.94%        5.88%
Marketing, general and
 administrative .................          6.09%                4.41%             3.93%        3.39%        2.58%        3.20%
Interest ........................          2.98%                1.80%             1.52%        2.63%        2.57%        1.90%
Margins/cwt .....................        $  .21               $  .85           $  1.06      $  1.27      $  1.12       $  .81

     Because of the volatility of commodity prices, the Company believes that margins per hundred weight (manufacturing margins) are a better measure of the Defined Business Unit's performance than gross margin percentages.

     COMPARISON OF THE YEAR ENDED AUGUST 31, 1999 WITH THE YEAR ENDED MAY 31,
       1998
     The Wheat Milling Defined Business Unit incurred a net loss of $11.9 million for the year ended August 31, 1999 compared to net income of $5.7 million for the year ended May 31, 1998, for a decrease of $17.5 million. Approximately $9.4 million of this decrease was created by a reduction in production at the Huron mill, where the conversion of a semolina line to hard wheat bakery flour reduced volume

30% compared to the year ended May 31, 1998, with essentially the same fixed costs applied against lower volumes. The Huron conversion was operational in February 1999, and the Wheat Milling Defined Business Unit is currently attempting to grow its share of the bakery flour market from this mill's production. A general deterioration in gross margins of approximately $0.66 per hundred weight for all products, along with increased marketing, general and administrative and interest expenses of $4.6 million created most of the balance of the decline in income.

     Net sales of $174.1 million for the year ended August 31, 1999 decreased approximately $31.1 million (15%) compared to the twelve-month period ended May 31, 1998. A reduction in the average sales price of $2.89 per hundred weight, partially offset by a 3.1 million hundred weight volume increase produced this decline in sales revenue. Increased volume at the Houston mill of 1.5 million hundred weight, increased volume at the Rush City mill of 0.7 million hundred weight, and additional production of 2.9 million hundred weight at the Mount Pocono mill which commenced operations during the current fiscal year offset a significant decline in volume of 1.7 million hundred weight at the Huron mill.

     Cost of goods sold of $170.5 million for the year ended August 31, 1999, decreased $19.1 million (10%) compared to the year ended May 31, 1998. This decrease was created primarily by a $1.45 per bushel decline in the cost of raw material during the year ended August 31, 1999, compared to the year ended May 31, 1998. This price variance was partially offset by an increase in volume of approximately 5.0 million bushels, and by a $5.8 million increase in plant expense, primarily attributable to the Mt. Pocono mill which commenced operations in January 1999, the Houston mill which was operating in a startup phase during much of the 1998 period and Rush City, where 1999 volume exceeded 1998 volume by 29%.

     Marketing, general and administrative expenses were $10.6 million for the year ended August 31, 1999, and increased approximately $2.5 million (31%) compared to the year ended May 31, 1998. Approximately $1.5 million of this increase is attributable to a provision for uncollectable accounts receivable. The balance of this increase is primarily attributable to expenses incurred at the Mount Pocono mill, which commenced operations during the current fiscal year.

     Interest expense of $5.2 million for the year ended August 31, 1999 increased $2.1 million (66%) compared to the year ended May 31, 1998. During the year ended May 31, 1998, the Wheat Milling Defined Business Unit received credit for cooperative bank patronage refunds received by the Company attributable to the Wheat Milling Defined Business unit's borrowings totaling approximately $0.7 million. The comparable amount received during the year ended August 31, 1999 was less than $0.1 million. On June 1, 1997 the Company contributed $38.8 million of additional capital to the Wheat Milling Defined Business Unit for the purpose of constructing the Mount Pocono mill. Throughout the construction phase of this project, the unexpended balance of this cash contribution reduced borrowing requirements to finance inventories and receivables, and consequently, reduced interest expense. As cash has been expended for Mount Pocono construction, additional borrowings have been required to finance working capital. The balance of the increase in interest expense during the year ended August 31, 1999 compared to the year ended May 31, 1998 is primarily attributable to this activity.

     Other expenses of $0.8 million and $0.2 million for the years ended August 31, 1999 and May 31, 1998, respectively, primarily represent the recognition of losses on certain equipment, either disposed of or obsolete for the Wheat Milling Defined Business Unit's purposes and therefore available for sale.

     An income tax benefit of $1.2 million for the year ended August 31, 1999 is based upon an effective tax rate of 8.7% applied to the pretax loss of $13.0 million. For the year ended May 31, 1998, income tax expense of $0.5 million resulted in an effective tax rate of 7.7%. The effective tax rate changes from period to period based upon the portion of non-patronage business activity compared to total business activity during each period.

     COMPARISON OF THE YEAR ENDED MAY 31, 1998 WITH 1997
     The Wheat Milling Defined Business Unit's net income of $5.7 million for the year ended May 31, 1998 increased $2.4 million (75%) compared to the same period in 1997. For the year ended May 31, 1997, the Defined Business Unit recognized a $2.0 million loss on the impairment of fixed asset value at its Rush City, Minnesota mill which represents the primary difference in net income between the two fiscal years.

     Net sales for the year ended May 31, 1998 of $205.3 million increased $6.2 million (3%) compared to the same period ended in 1997. Increased sales volumes during the year ended May 31, 1998 contributed $19.4 million to sales, while lower average sales prices during this same period reduced sales revenue by approximately $13.2 million. The increased sales volume was generated through expanded Kenosha operations and the commencement of operations at the Houston, Texas mill during fiscal 1998 partially offset by reduced production at the Rush City, Minnesota mill.

     The Wheat Milling Defined Business Unit recognized other income during the year ended May 31, 1998 of $1.8 million. Of this amount $1.5 million represents warranty proceeds for milling equipment. Interest income of approximately $0.4 million was generated during the year ended May 31, 1998 on the Wheat Milling Defined Business Unit's working capital account with the Company. This interest income is primarily the result of additional capital of $38.8 million contributed by the Company on June 1, 1997 for the purpose of constructing the mill at Mt. Pocono, Pennsylvania. Construction at Mt. Pocono commenced in early September 1997, and as disbursements have made for that purpose, interest-generating funds have been depleted.

     Cost of goods sold of $189.6 million for the year ended May 31, 1998, increased $8.0 million (4%) compared to the same period ended in 1997. The raw material component of cost of goods sold increased approximately $5.7 million in 1998. The Wheat Milling Defined Business Unit milled approximately 31.4 million bushels during the year ended May 31, 1998, an increase of approximately 3.2 million bushels over the prior year. The cost of this additional volume was partially offset by a decline of $0.42 a bushel in the average cost of raw material. The mill expense component of cost of goods sold increased approximately $2.3 million during the year ended May 31, 1998 compared to the prior year. This increase is primarily attributable to the commencement of operations in June at the mill in Houston, Texas, partially offset by reduced variable costs at the Rush City, Minnesota mill. As a start-up operation during fiscal 1998, the Houston mill ran at approximately 50% of capacity, which generated inadequate revenue to cover costs for that location. The Rush City mill, which was closed throughout the month of June and early July of calendar year 1997, operated at approximately two-thirds of its 1997 fiscal year production level.

     Marketing, general and administrative expenses were $8.1 million during the year ended May 31, 1998, an increase of $1.3 million (20%) from 1997. This increase is primarily attributable to additional staffing and system expansion costs related to the Houston mill and in anticipation of future volumes from the Mt. Pocono mill.

     The Wheat Milling Defined Business Unit incurred interest expense of $3.1 million and $5.2 million during the years ended May 31, 1998 and 1997, respectively. This decrease of approximately $2.1 million (40%) during the 1998 twelve-month period is primarily the result of the additional capital contributed by the Company on June 1, 1997, which decreased short-term borrowing.

     Other expenses were $0.2 million and $2.0 million for the years ended May 31, 1998 and 1997, respectively. During the 1998 year, the Wheat Milling Defined Business Unit recognized a loss on certain equipment and during 1997, the Company assessed the carrying value of the Rush City mill relative to expected cash flows and recognized a loss due to impairment.

     Income tax expenses of $0.5 million and $0.3 million for the years ended May 31, 1998 and 1997, respectively, resulted in effective tax rates of 7.7% and 8.5%. The effective tax rate changes from period to period based upon the percentage of non-patronage business activity to total business activity.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 WITH 1997
     The Wheat Milling Defined Business Unit's net income of $0.2 million for the three-month period ended August 31, 1998 decreased $1.0 million (81%) compared to the same period in 1997. Commencing in June 1998 and continuing throughout the period, the Defined Business Unit began conversion of a semolina line at the Huron mill to hard wheat bakery flour. This disruption of production resulted in a 35% decline in volume, compared to the same period in 1997. While fixed costs at the facility remained relatively constant with the prior period, revenues net of raw material costs declined significantly. This situation caused operating earnings to decline approximately $1.4 million. This decline in profit contribution from the Huron mill was partially offset by increased volume from the other mills.

     Net sales for the three months ended August 31, 1998 of $46.9 million increased $2.5 million (6%) compared to the same period in 1997. Increased sales volume for all products of approximately 600,000 hundred weights, offset by a $0.76 per hundred weight average reduction in sales price produced this increase in sales dollars. The increased sales volume was primarily through the Houston and Rush City mills, offset by a decline in production at the Huron mill. The Houston mill was in its early startup phase during the 1997 three-month period, while the Rush City mill was not operating in June and early July of 1997 due to a shortage of business. The Huron mill operated at approximately 65% of its normal volume during the three months ended August 31, 1998, as one of the semolina milling lines at that facility was in the process of being converted to hard wheat bakery flour milling capacity.

     Cost of goods sold of $43.7 million for the three months ended August 31, 1998, increased $3.2 million (8%) compared to the same period in 1997. The raw material component of cost of goods sold increased $3.0 million for the 1998 period compared with 1997. Increased volume contributed $5.4 million to this increase, partially offset by $2.4 million in lower per bushel costs. Mill expenses were essentially the same between the two periods.

     Marketing, general and administrative expenses were $2.1 million during the three months ended August 31, 1998, an increase of $0.4 million (26%) compared to 1997. This increase was primarily attributable to additional staffing and system expansion costs related to the Houston mill and in anticipation of future volumes from the Mt. Pocono mill.

     During the three months ended August 31, 1998, the Wheat Milling Defined Business Unit incurred interest expense of $0.8 million. During the same period of 1997, the Wheat Milling Defined Business Unit generated interest income of approximately $0.3 million on its working capital account with the Company, which is attributable to the capital contribution of $38.8 million made by the Company on June 1, 1997 for the purpose of constructing the Mt. Pocono, Pennsylvania mill. During the three months ended August 31, 1997, the Wheat Milling Defined Business Unit incurred interest expense on its long-term debt of $1.1 million, for a net interest expense during the period of approximately $0.8 million. While the working capital credit balance which generated the prior year's interest income was depleted as construction costs for Mt. Pocono mill were paid, resulting interest costs have been capitalized as part of the new mill fixed asset. Consequently, net interest expense for the two periods was essentially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     The Defined Business Unit's cash requirements result from capital improvements and from a need to finance additional inventories and receivables based on increased raw material cost and levels.

     The Company's Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1.8 million for the cost of the land and an access road. The land was purchased during the second quarter of the current fiscal year at a cost of approximately $1.2 million. Plans for this mill are subject to due diligence, routine regulatory review and cost verification. Anticipated costs for this mill are approximately $35.0 million and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives. No determination has been made at this time as to when construction will commence.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the years ended August 31, 1999, May 31, 1998 and May 31, 1997 provided net cash of approximately $2.9 million, $1.5 million and $19.6 million, respectively. For the year ended August 31, 1999, the net loss of $11.9 million was offset by non-cash expenses of approximately $6.7 million and decreased working capital requirements of approximately $8.1 million. For the year ended May 31, 1998, net income of $5.7 million and non-cash expenses of approximately $4.9 million were partially offset by increased working capital requirements of approximately $9.1 million. For the year ended May 31, 1997, net income of $3.2 million, non-cash expenses of $6.1 million decreased working capital requirements of approximately $10.3 million provided net cash from operating activities of $19.6 million.

     Operating activities for the three months ended August 31, 1998 and 1997, respectively, used net cash of $0.9 million and $1.3 million. For the three-month period ended in 1998, net income of $0.3 million and non-cash expenses of $1.3 million were offset by increased working capital requirements of approximately $2.5 million. For the same period ended in 1997, net income of $1.3 million and non cash expenses of $1.2 million were offset by increased working capital requirements of approximately $3.8 million.

     CASH FLOWS USED FOR INVESTING ACTIVITIES
     Cash flows expended for the acquisition of property, plant, and equipment during the years ended August 31, 1999, May 31, 1998 and May 31, 1997, totaled approximately $18.7 million, $20.3 million and $15.0 million, respectively. For the year ended August 31, 2000 the Wheat Milling Defined Business Unit expects to spend approximately $3.4 for the acquisition of property, plant and equipment.

     During the three-month periods ended August 31, 1998 and 1997, the Wheat Milling Defined Business Unit expended approximately $12.8 million and $2.3 million, respectively, for the acquisition of property, plant and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Wheat Milling Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks and cash requirements of all other Company operations.

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and the availability of funds.

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $48.9 million on August 31, 1999, compared with $33.2 million on August 31, 1998. On May 31, 1998 the Wheat Milling Defined Business Unit had short-term debt outstanding to the Company of $16.7 million. This increase is primarily due to payments for Mount Pocono capital expenditures, for which the Company had contributed $38.8 million of capital to this account on June 1, 1997.

     The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $38.5 million on August 31, 1999 compared with $48.5 million on August 31, 1998. On May 31, 1998, the Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $51.2 million. This debt, net of subsequent repayments, was incurred for the acquisition, expansion and construction of certain mills with the Wheat Milling Defined Business Unit.

     With respect to the net operating loss of the current period, the Company's Board of Directors has resolved that the portion of this loss attributable to the Equity Participation Units be carried forward, as authorized in the Company's By-Laws, against future earnings attributable to the Equity Participation Units. The total loss carryforward attributed to the Equity Participation Units is approximately $1.7 million.


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, as part of its trading activity, utilizes futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sale contracts. So as to reduce that risk, the Company generally takes opposite and offsetting positions using future contracts or options.

     Certain commodities cannot be hedged with future or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

     Unrealized gains and losses on futures contracts and options used to hedge grain and oilseed inventories and fixed priced contracts are recognized for financial reporting, and the inventories and fixed priced contracts are marked to market so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed priced contracts during the same accounting period.

     Unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed priced contracts are deferred until such future contracts and options are closed. The inventories hedged with these derivatives are valued at lower of cost or market. Open hedge positions and deferred gains and losses for futures and option contracts were not significant as of August 31, 1999, and a change in market price producing additional gain or loss on these derivative contracts would be offset partially or entirely with an offsetting gain or loss on inventories and fixed priced contracts.

     The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates so as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 1999 was approximately 7.3%; a 10% adverse change in market rates would not materially effect the Company's results of operations, financial position or liquidity.

     The Company conducts essentially all of its business in U.S. dollars and has no mark to market risk regarding foreign currency fluctuations on August 31, 1999. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in 14(a)(1) follow the signatures. Registrant is not required to provide the supplementary financial information required by Item 302. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                               BOARD OF DIRECTORS

     The table below lists the directors of the Company as of August 31, 1999. These were the initial directors of Cenex Harvest States Cooperatives and consisted of the 14 incumbent directors of Harvest States Cooperatives and the 13 incumbent directors of Cenex, Inc. as of May 31, 1998.

                                                    DIRECTOR
           NAME AND ADDRESS                 AGE     DISTRICT     SINCE
           ----------------                 ---     --------     -----

           Bruce Anderson                    47         3         1995
           13500 42nd St NE
           Glenburn, ND 58740-9564

           Robert Bass                       45         5         1994
           S 2276 Highway K
           Reedsburg WI 53959

           Steven Burnet                     59         6         1983
           94699 Monkland Lane
           Moro, OR 97039-9705

           Steve Carney                      48         2         1988
           P.O. Box 1122
           Scobey, MT 59263-1122

           Curt Eischens                     47         1         1990
           RR 1 Box 59
           Minneota, MN 56264

           Robert Elliott                    49         8         1996
           324 Hillcrest
           Alliance NE 69301

           Edward Ellison                    64         1         1978
           401 Hamburg Ave.,
           P.O. Box 8
           Herman, MN 56248-0008

           Sheldon Haaland                   61         1         1984
           RR 2, Box 55
           Hanley Falls, MN 56245-9731

           Fred Harris                       65         6         1991
           1004 Powell Street
           Grandview WA 98930

           Jerry Hasnedl                     53         1         1995
           RR 1, Box 39
           St. Hilaire, MN 56754

           Edward Hereford                   60         6         1983
           1902 Cashup Flat Road
           Thornton, WA 99176-9710

           Douglas Johnson                   56         2         1989
           HC 89, Box 5240
           Sidney MT 59270

           James Kile                        51         6         1992
           508 W Bell Lane
           St John WA 99171

                                                    DIRECTOR
           NAME AND ADDRESS                 AGE     DISTRICT     SINCE
           ----------------                 ---     --------     -----

           Gerald Kuster                     64         3         1979
           780 First Ave. N.E.
           Reynolds, ND 58275-9742

           Leonard Larsen                    63         3         1993
           5128-11th Ave. N.
           Granville, ND 58741-9595

           Tyrone Moos                       63         4         1991
           HCR 1, Box 1
           Philip, SD 57567-9601

           Gaylord Olson                     66         3         1985
           RR 1
           Buxton ND 58218

           Duane Risan                       63         3         1989
           7452-37th Street N.W.
           Parshall, ND 58770-9403

           Denis Schilmoeller                64         7         1992
           4758 450th Street
           Granville IA 51022

           Duane Stenzel                     53         1         1993
           RR 2, Box 173
           Wells, MN 56097

           Michael Toelle                    37         1         1992
           RR 1 Box 190
           Browns Valley MN 56219

           Richard Traphagen                 54         4         1983
           39555 124th Street
           Columbia SD 57433

           Russell Twedt                     50         2         1993
           P.O. Box 296
           Rudyard, MT 59540-0296

           Merlin Van Walleghen              63         4         1993
           24106-408th Avenue
           Letcher, SD 57359-6021

           Elroy Webster                     66         1         1982
           Route 2 Box 123
           Nicollet MN 56074

           Arnold Weisenbeck                 64         5         1976
           6602 Highway 25
           Durand WI 54736

           William Zarak, Jr.                64         3         1983
           3711 124th Ave. S.W.
           South Heart, ND 58655-9767

     BRUCE ANDERSON was elected to the board in 1995. He has held positions with North Dakota Farmers Union, Farmers Union Mutual Insurance Co. and has served a four-year term in the North Dakota House of Representatives. He is a member of the North Dakota Agricultural Products Utilization Commission. Bruce and his wife Pam raise small grains on their farm near Glenburn, North Dakota.


     ROBERT BASS, elected to the board in 1994, operates a 500-acre dairy and feed grain farm with his brother near Reedsburg, Wisconsin. Bob currently serves as president of the board of Co-op Country Partners in Baraboo, Wisconsin, an affiliate with 1998-99 sales of $43 million. He holds a B.S. degree from the University of Wisconsin in agricultural education and is a former vo-ag teacher.

     STEVEN BURNET has been a board member since 1983 and has served as past Chairman of Harvest States Cooperatives. He is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. Steve is a past president of Mid-Columbia Grain Growers and past vice president of North Pacific Grain Growers. He serves as a director on the Agricultural Co-op Council of Oregon and is a former board member of the Oregon State University Alumni Association. Steve and his wife, Patty, grow dryland wheat and barley, and support a cow/calf and yearling operation with irrigated hay and pasture.

     STEVE CARNEY has been a board member since 1988. He is a patron of Farmers Elevator Company at Scobey and Peerless, Montana, a division of Cenex Harvest States, PRO Co-op at Peerless, Grain Growers Oil Company in Scobey and Prairie States Terminal at Zahl, North Dakota. Steve is a member of Montana Grain Growers Association; Montana Stock Growers Association; Montana Farmers Union; PRO Co-op at Peerless and Grain Growers Oil Co. in Scobey, Montana. He raises spring wheat and durum with his wife, Diana, and his brother Jack.

     CURT EISCHENS was elected to the board in 1990. He has been a director for Farmers Co-op Association in Canby for nine years, eight as chairman. He is director of the Minnesota Association of Cooperatives, and a member of the Minnesota Soybean Association and Minnesota Farmers Union. Curt and his wife, Wendy, operate a corn and soybean farm near Canby, Minnesota.

     ROBERT ELLIOTT, elected to the board in 1996, is the first director for the region consisting of Nebraska, Kansas, Oklahoma, Colorado and Texas. He and his wife, Jayne, operate a 5,000-acre farm near Alliance, Nebraska. Bob is president of the Hemingford Scholarship Foundation. He is past president of the Nebraska Wheat Growers Association and served on the boards of Western Cooperative Alliance (Westco) and New Alliance Bean & Grain Company.

     EDWARD ELLISON was elected to the board in 1978. He is a member of Herman-Norcross Ag Center and Farmers Co-op Oil, Elbow Lake, and is also a past director/chairman of Herman Market Co. Ed serves on the boards of the Agricultural Utilization Research Institute (AURI), and Farmland Insurance. He also is a former board member of Agricultural Cooperative Development International (ACDI). Ed and his wife, Barbara, have three sons and a daughter. With two of their sons, they raise soybeans, corn and wheat on their Grant County farm.

     SHELDON J. HAALAND was elected to the board in 1984. He is a member of several cooperatives, including Minnesota Corn Processors in Marshall, Tri-Line Co-op in Clarkfield, and Cenex Harvest States' Marshall Agri-Service Center. He has previously served on the boards of Cottonwood Co-op Oil Co. and Western Transport Co-op, and has been an advisory board member of the Southwest State University Co-op Program. Sheldon, his wife, Margery, and family raise corn, soybeans and wheat.

     FRED HARRIS was elected to the board in 1991. He and his wife, Ruth, operate a 36-acre apple and cherry orchard near Grandview, Washington. He retired in 1991 as manager of Bleyhl Farm Service at Grandview after serving 27 years. Besides his involvement in cooperatives, he has been active in many facets of civic, community and church life.

     JERRY HASNEDL was elected to the board in 1995. He is a member and past director of Northwest Grain, a Cenex Harvest States regionalization; a member of Farmers Union Oil Co. in Thief River Falls; Garden Valley Telephone Co-op in Erskine; Red Lake Electric Co-op in Red Lake Falls; Minnesota Wheat Growers; and Minnesota Barley Growers. He is currently serving on the interim board for Minnesota Marketplace. Jerry and his wife, Ruth, raise wheat, barley, corn, soybeans, sunflowers and alfalfa on their northern Minnesota farm.

     EDWARD HEREFORD has been a board member since 1983. Ed serves on the boards of the Idaho Co-op Council and ACDI/VOCA. He is a patron of Whitman County Growers, where he served as a director and board president; Colfax Grange Supply; and Grange Supply in Pullman. He is a member of Thornton Grange, the Washington Association of Wheat Growers, and the Washington Assn. of Peas and Lentils Growers. Ed, his wife, Diane, and their two sons, produce wheat, barley, peas and lentils on their dryland farm.

     DOUGLAS JOHNSON joined the board in 1989. Johnson served on the Montana Farmers Union board for eight years. He spent 13 years on the board of Richland Homes Nursing Home and currently serves as President of the board of Trinity Lutheran Church. He and his wife, Pamela, and a son, farm 4,000 acres near Sidney in northeastern Montana.

     JAMES KILE, the first graduate of Young Producer Institute to join the board, was elected in 1992. He served 18 years, 10 as chairman, on the board of his local St. John Grange Supply, and represents Cenex Harvest States on the Washington State Council of Farmer Cooperatives and is a member of Grange and Washington Association of Wheat Growers. He and his wife, Barb, operate a 1,300-acre dryland wheat, barley and pea operation near St. John, Washington.

     GERALD KUSTER was elected to the board in 1979 and became chairman in 1997. Kuster's more than three decades of involvement in co-ops include serving as a member and president of the board of Agri-City Cooperative Service in Grand Forks, and vice president of the Burdick Center for Cooperatives, North Dakota State University. He is a member of the Americus Township board and a deacon on the Trinity Free Lutheran Church board. Gerald and his wife, Arla Mae, operate a 4,000-acre farm with their son, Loren.

     LEONARD LARSEN has been a board member since 1993. He is a member of the Farmers Union Oil Companies in Minot and Velva, Cenex Harvest States Sunprairie Grain, and Dakota Growers Pasta Company. Starting as a board member of the Simcoe Elevator in 1970, Leonard served through the unification with the Minot Farmers Union Elevator, where he was a board member for 11 years and chairman for six. He has served on the Hendrickson Township board, the First Lutheran Church council, and the Granville Economic Development Corporation. He is a member of the North Dakota Farmers Union and a 34-year member of the American Legion. Leonard, his wife, Marlene, and a son, farm a grain, sunflower, canola and flax operation.

     TYRONE MOOS has been a board member since 1991. He is a member of South Dakota Farmers Union, South Dakota Farm Bureau, and First Lutheran Church. He is a past chairman of the local co-op elevator board, a former FmHA County committee member and a former member of the Philip School Board. Tyrone and his wife, Elvera, along with their son and two daughters, operate a combination farm and ranch partnership. They raise winter wheat, millet and corn, also managing cow/calf and hog finishing operations.

     GAYLORD OLSON became a member of the board in 1985. He has served on the local Farmers Union Oil and Elevator Company boards at Buxton, North Dakota, for over 30 years. Prior to 1985, he had served as vice president of North Dakota Farmers Union and North Dakota Farmers Union Mutual Insurance Company and North Dakota Farmers Union Service Association. With two of their five children, Gaylord and his wife, Gayle, operate a 1,500-acre, third-generation, centennial farm near Buxton.

     DUANE RISAN has been a member of board since 1989 and currently serves as chairman of the Wheat Milling Defined Member Board. A former educator, he has a degree in mathematics and education from Jamestown College. He is a member of Dakota Growers Pasta Co. and a patron of Dakota Quality Grain Co-op. Duane raises durum, spring wheat and barley with his wife, Joyce, and a son.

     DENIS SCHILMOELLER was elected to the board in 1992 as Iowa's first director. He has served on the board of Farmers Cooperatives of Paullina and Granville, Iowa, since 1985, with five of those years as chairman of the board. He represents the regional with the Iowa Institute for Cooperatives and has served as a director of Remsen Mutual Insurance Association since 1978. He with his wife, RoseMary, and a son operate a corn, soybean and livestock farm near Granville in northwest Iowa.

     DUANE STENZEL was elected to the board in 1993 and currently serves as chairman of the Oilseed Processing & Refining defined member board. He is a member of Watonwan Farm Service; Wells Farmers Elevator, where he served as board president and secretary. He raises 665 acres of soybeans, sweet corn and corn on his farm in south central Minnesota, acreage that also includes land homesteaded by his great-grandfather more than 100 years ago.

     MICHAEL TOELLE was elected to the board in 1992. He has been serving on the board of Country Partners Cooperative of Browns Valley for 11 years and as chairman for the past 7 years. He also is actively involved in National FFA Organization, Ag Council of America, Minnesota Wheat Growers, Minnesota Corn Growers and Minnesota Soybean Growers associations. He currently serves as chairman of the Finance & Investment Committee for the Cenex Harvest States Foundation. He and his wife, Sue, operate a grain, hog and beef farm with his brother and parents near Browns Valley.

     RICHARD TRAPHAGEN was elected to the board in 1983 and currently serves as the second vice chairman of the Cenex Harvest States board. He is past chairman of the board of Centrol, Inc., of South Dakota and of the board of the Farmers Union Cooperative Association of Brown County in Columbia, South Dakota. He has served on a number of other boards. Richard and his wife, Cindy, operate a 1,600-acre corn, soybean and wheat farm.

     RUSSELL TWEDT has been a board member since 1993. Russ is a member of Farmers Union Oil Co. of Great Falls and Farmers Union Oil Co. of Rudyard, where he served as chairman. He is a member of the Co-op Curriculum Executive Committee for Montana State University and a member of other industry and community organizations. He is former chair of the local Water Users Association and a former ASCS County committeeman. Russ is a third-generation Hill County farmer and rancher. Russ, his wife, Diana, and family raise winter wheat, spring wheat, barley, oats and hay, and have a cow/calf operation.

     MERLIN VAN WALLEGHEN has been a board member since 1993. He is a former director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, serving as board president for 10 years. Merlin also served nine years on the South Dakota Association of Cooperatives board of directors, seven as president. A former FmHA committee member, he is currently chairman of the Sanborn County Development board and also a member of Heartland Consumer Power District board. Merlin and his wife, Patricia, and a son, operate a grain farm producing corn and soybeans.

     ELROY WEBSTER was elected to the board in 1982 and became its chairman in 1988. His leadership record includes service as a director for the Minnesota Association of Cooperatives, Western Co-op Transport Association and Agland Cooperative. Webster is past chairman of the Agricultural Council of America and is chairman of the Board of Trustees for the Cenex Harvest States Foundation. He also works with Southwest State University as an advisor for its Cooperative Studies program. Webster is an active farmer with a corn and soybean operation near Nicollet, Minnesota.

     ARNOLD WEISENBECK was elected to the board in 1976. He recently retired from his board position for the Durand Cooperatives where he had served for 20 years, 13 as chairman. He serves as stockholder representative on the board of Universal Cooperatives, Minneapolis, Minnesota. Arnie and his wife, Edie, and their two sons, operate a 2,000-acre farm near Durand, Wisconsin, which has been in the family since the late 1800's.

     WILLIAM ZARAK, JR. has been a member of the board since 1983. Bill is a member of Dakota Growers Pasta Co. and Southwest Grain Cooperative, a Cenex Harvest States regionalization. He owns and operates a 2,000-acre family farm with his wife, Darlene, and two of their sons. On this southwestern North Dakota acreage, they raise small grains, corn, beef cows and hogs, and also backgrounds calves.

     At the December 1999 annual meeting, the Board will decrease from 27 to 17, consisting of five directors from Region 1 (comprised of the state of Minnesota), one director from Region 2 (comprised of the states of Montana and Wyoming), three directors from Region 3 (comprised of the state of North Dakota), two directors from Region 4 (comprised of the state of South Dakota), two directors from Region 5 (comprised of the states of Wisconsin, Michigan and Illinois), two directors from Region 6 (comprised of the states of Alaska, Arizona, California, Idaho, Oregon, Washington and Utah), one director from Region 7 (comprised of the states of Iowa and Missouri) and one director from Region 8 (comprised of the states of Colorado, Nebraska, Kansas, Oklahoma and Texas. (In addition to the states referenced above, the Board of Directors has temporarily assigned the states of Connecticut, Indiana, Kentucky and Ohio to Region 5, the states of Alabama, Arkansas, Florida, Louisiana and Mississippi to Region 7 and the state of New Mexico to Region 8.) Downsizing will be achieved by early retirement. Ten directors have accepted an early retirement option that will be effective December 1999. The plan developed by the Board for staggered terms designated terms for each director based upon their last election date. The plan calls for the election in 1999 of directors in each of the following Regions:


        Region 1 (Minnesota) (two seats)            Incumbent Curt Eischens
                                                    Incumbent Jerry Hasnedl
        Region 2 (Montana, Wyoming)                 No Incumbent
        Region 3 (North Dakota)                     Incumbent Bruce Anderson
        Region 5 (Wisconsin, Michigan, Illinois)    No Incumbent
        Region 6 (Alaska, Arizona, California,      Incumbent Steve Burnet
         Idaho, Oregon, Washington, Utah)
        Region 7 (Iowa, Missouri)                   Incumbent Denis Schilmoeller

     All these elections will be for three-year terms and are open to any eligible candidate. To be eligible, a candidate must meet the following qualifications:

     o At the time of the election, the individual must be less than the age of 68.

     o The individual must be a member of this cooperative or a member of a Cooperative Association Member.

     o The individual must reside in the Region from which he or she is to be elected.

     o The individual must be an active farmer or rancher. "Active farmer or rancher" means an individual whose primary occupation is that of a farmer or rancher.

     o The definition of "farmer or rancher" shall not include anyone who is a full-time employee of this cooperative, or of a Cooperative Association Member.


     o The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of this cooperative.

                              EXECUTIVE OFFICERS

     The table below lists the executive officers and other senior officers of the Company as of August 31, 1999, none of whom holds any equity in the Company. Officers are elected annually by the Board of Directors.

NAME                        AGE                              POSITION
----                        ---    -----------------------------------------------------------
Noel K. Estenson            60     Chief Executive Officer
John D. Johnson             51     President and General Manager
Michael H. Bergeland        55     Executive Vice President -- Grain & Agri Services
James D. Tibbetts           49     Executive Vice President -- Consumer Foods
Leon E. Westbrock           52     Executive Vice President -- Energy & Crop Inputs

Other senior officers:
Patrick Kluempke            51     Senior Vice President -- Corporate Planning
Tom Larson                  51     Senior Vice President -- Public and Government Affairs
Maury Miller                54     Senior Vice President -- Financial/Member Services
Robert Oebser               59     Group Vice President -- Energy
Mark Palmquist              42     Senior Vice President -- Aligned Grain
John Schmitz                49     Senior Vice President and Chief Financial Officer
David Swenson               44     Senior Vice President -- Farm Marketing & Supply
Debra Thornton              48     Senior Vice President -- General Counsel and Administration

     NOEL K. ESTENSON. Noel Estenson, Chief Executive Officer of Cenex Harvest States, started his career at Cenex in 1963. He was appointed President and CEO in 1987. On June 1, 1998, Cenex, Inc. and Harvest States Cooperatives merged to form Cenex Harvest States Cooperatives and Mr. Estenson was named Chief Executive Officer of the Company. In addition, Mr. Estenson is currently Chairman of the boards of CF Industries, Inc. and National Council of Farmer Cooperatives, based in Washington, D.C. Mr. Estenson was raised on his family's potato and grain farm in Northwestern Minnesota's Red River Valley. He graduated from North Dakota State University with a degree in agricultural economics.

     JOHN D. JOHNSON. John Johnson was born in Rhame, N.D., and grew up in Spearfish, S.D. He earned a degree in business administration and a minor in economics from Black Hills State University. In 1976, he joined Harvest States Cooperatives as a feed consultant in the FTA Feeds Division, later becoming regional sales manager, Director of Sales and Marketing and then General Manager of GTA Feeds. In 1992, he was elected Group Vice President of Farm Marketing and Supply for Harvest States Cooperatives and was selected President and CEO in January 1995. Mr. Johnson became President and General Manager of Cenex Harvest States upon its creation June 1, 1998. Mr. Johnson serves on Ventura Foods, Sparta Foods and NCRA boards of directors.

     MICHAEL H. BERGELAND. Michael Bergeland, Executive Vice President of Grain and Agri-Services, is responsible for the Farm Marketing and Supply Division and the Aligned Grain Division of Cenex Harvest States. Mr. Bergeland is a native Minnesotan, and the son of a cooperative elevator manager. He attended Moorhead State College before joining Harvest States Cooperatives in 1967. He has held various positions in the Grain Marketing Division, which included grain merchandising at the GTA marketing offices of Montevideo, MN; Great Falls, MT; and Portland OR. He returned to the St. Paul office in 1978 as a senior corn merchandiser. In 1982, Mr. Bergeland was named Director of Line Elevator Operations, In May of 1987, he was named Senior Vice President and Director of Country Services. In January 1995, he was appointed Group Vice President of Grain and Agri Services.

     JAMES D. TIBBETTS. James D. (Jim) Tibbetts, Executive Vice President -- Consumer Foods, manages the Company's current partnerships with Ventura Foods and Sparta Foods. He also identifies further food processing and packaging opportunities that help the Company deliver value to consumers. Mr. Tibbetts joined Harvest States Cooperatives in November 1995. During the first year, he managed the Holsum Foods Division. This food manufacturing operation was merged with the food manufacturing operations of Mitsui of Japan to form Ventura Foods, LLC., a major packager of agricultural-based vegetable oil products in August, 1996. Prior to joining the Company, Mr. Tibbetts was a Senior Vice President for Farm Credit Leasing in Minneapolis, Minnesota. Mr. Tibbetts is a native of South Dakota and was raised on a Midwestern diversified farm. He graduated from Northern State University in Aberdeen, S.D., with a degree in Business Administration.

     LEON E. WESTBROCK. Leon Westbrock is the Executive Vice President -- Energy and Crop Inputs for Cenex Harvest States. He joined the cooperative system in 1976 in the Merchandising Department at Cenex. He then managed local cooperatives in Michigan, North Dakota, Elbow Lake, MN and Alexandria MN. In 1998, he became co-president of Country Energy, LLC., an energy sales, distribution and marketing alliance between Cenex Harvest States and Farmland Industries. At the regional level, Mr. Westbrock has held numerous positions in member services and petroleum. He serves as Chairman of Cooperative Refining, LLC and as Vice Chairman of the Board of Directors of Universal Cooperatives. He also serves on the Cenex/Land O'Lakes Agronomy Company Board and is the Chairman of the National Cooperative Refinery Association Board. Mr. Westbrock was born and raised on his family's 640-acre small grain and dairy farm near Browns Valley, MN. Mr. Westbrock received a Bachelor's Degree from St. Cloud State University and served a tour in the U.S. Army.

OTHER SENIOR OFFICERS:

     PATRICK KLUEMPKE, Senior Vice President of Corporate Planning, was raised on a family dairy farm in central Minnesota, and received a Bachelor of Science degree in Finance and Accounting from St. Cloud University and the University of Minnesota. Mr. Kluempke served in the United States Army in South Vietnam and South Korea, as Aide to General J. Guthrie. He began his agribusiness career in grain procurement and merchandising at General Mills and later with Louis Dreyfus Corporation in export marketing. Mr. Kluempke joined the predecessor to Cenex Harvest States when G.T.A. was being merged with North Pacific Grain Growers, in 1983, to form Harvest States Cooperatives and has held various positions in the commodity marketing division and at the corporate level. Mr. Kluempke serves on the board of Ventura Foods, a joint venture company between Cenex Harvest States and Mitsui & Company, Japan.

     TOM LARSON is Sr. Vice President, Public and Government Affairs at Cenex Harvest States. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor's degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to Agronomy in 1987 and became director of Agronomy Services for Cenex/Land O'Lakes Agronomy Company in 1988. He was later named Vice President of Agronomy Services until 1996 when he became Vice President of Cenex Supply and Marketing which included overseeing the operation of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named to his current position -- Senior Vice President, Public and Governmental Affairs -- in January 1999. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree. Mr. Larson and his wife, Denice, have two children and reside in Circle Pines, Minnesota.

     MAURY MILLER, Senior Vice President of Financial/Member Services, grew up on a farm in Clarkfield, MN. He is a graduate of Gustavus Adolphus College and also served as an officer in the U.S. Navy. Mr. Miller joined Cenex in 1971 and in 1978 was named Vice President of Planning. Since 1987 he has been Vice President of Member Services and Marketing Communications for the Cenex Land O'Lakes joint venture. In 1999, he became Senior Vice President of Financial/ Member Services.

     ROBERT OEBSER, Group Vice President, Energy, is responsible for the Company's refinery at Laurel, Montana, as well as pipeline and terminal operations and crude oil supply. He joined Cenex in 1985 as General Manager, Refining and Crude Supply, and was promoted to his present position in September 1987. Mr. Oebser was chairman of the National Cooperative Refinery Association Board of Directors at August 31, 1999. Prior to joining Cenex, Bob spent twenty years in the petroleum industry. A native of Chicago, Mr. Oebser grew up in Iowa and prior to three-years in the Air Force, he graduated from the University of Iowa with a degree in Business Administration.

     MARK PALMQUIST is the Senior Vice President of the Aligned Grain Division. He is responsible for all areas of Grain Marketing including terminal operations, exports, logistics, transportation, and grain marketing joint ventures. He is also responsible for the operations of wheat milling and oilseed processing. Mr. Palmquist has worked for Cenex Harvest States in the Grain Marketing Division for 19 years. Starting as a grain buyer and moving into merchandising, Mark has traded many different commodities including corn, soybeans and spring wheat. In 1990, he assumed the role of Vice President and director of Grain Marketing and then, in 1993, was promoted to Senior Vice President. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, MN, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota.

     JOHN SCHMITZ is the Senior Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in Country Services, Farm Marketing & Supply and Grain Marketing. In 1986, he was named Vice President and controller of Harvest States, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of Cenex Harvest States. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA's and the National Society of Accountants for Cooperatives.

     DAVID R. SWENSON, Senior Vice President of the Farm Marketing & Supply Division, is responsible for all aspects of the division including Agri Service Centers, Regionalizations, Feed Operations, Farm Supply, Fin-Ag and all Cenex Supply and Marketing locations. Mr. Swenson grew up on a cash grain farm near Elbow Lake, MN. He graduated from the University of Minnesota with an agriculture business administration degree and began his career with the St. Paul Bank for Cooperatives. He then joined the Company in 1979 as the director of Financial and Field Services. He has also had the following responsibilities:
Vice President, director of Line Operations 1986-1990, Senior Vice President, director of Country and Ag Marketing Services 1991-1992, Senior Vice President, Corporate Planning and Business Development 1992-1993, and Senior Vice President, Country and Marketing Services 1993-1994. In 1995 Mr. Swenson was appointed to Senior Vice President, Farm Marketing & Supply and is also an active member on various boards in the Ag Industry.

     DEBRA THORNTON, Senior Vice President, General Counsel and Administration, is responsible for the Company's legal, risk management, administration and human resources operations. She was born in Sioux Falls, SD, but has spent most of her life in the Twin Cities. She graduated from Mankato State College in 1973 with a Bachelor of Science Degree and worked as an insurance adjuster for a couple of years before attending William Mitchell College of Law. While she attended law school at night, Ms. Thornton worked as a law clerk for a Minneapolis litigation firm, Hvass, Weisman & King. She graduated cum laude in 1979 with a Juris Doctorate degree. In 1979, Debra joined Harvest States as an attorney and was named Vice President and Corporate Counsel in 1993. On June 1, 1998, following Harvest States Cooperatives merger with Cenex, Inc., Ms. Thornton was named Senior Vice President and General Counsel of Cenex Harvest States Cooperatives. On June 1, 1999, she was appointed to her current position as Senior Vice President, General Counsel and Administration. Ms. Thornton is a member of the Minnesota State Bar Association, the American Bar Association, the American Corporate Counsel Association and the Legal, Tax and Accounting Committee of the National Council of Farmer Cooperatives.

     As of June 1, 1998, Noel Estenson, who was the President and Chief Executive Officer of Cenex, became the Chief Executive Officer of Cenex Harvest States to serve through no later than December 31, 2000. John D. Johnson, who was the President and Chief Executive Officer of the Harvest States Cooperatives, became the President and General Manager of Cenex Harvest States, reporting to the Chief Executive Officer. Mr. Johnson will assume the position of Chief Executive Officer of Cenex Harvest States upon Mr. Estenson's retirement.


ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose total salary and bonus or similar incentive payment earned during the year ended August 31, 1999, exceeded $100,000 (the "Named Executive Officers"):


                          SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                   ---------------------------------------
  NAME AND                                                                      OTHER ANNUAL         ALL OTHER
PRINCIPAL POSITION                  YEAR ENDED     SALARY(1)     BONUS(1)     COMPENSATION(2)     COMPENSATION(3)
--------------------------------   ------------   -----------   ----------   -----------------   ----------------
Noel K. Estenson                     8/31/99       $543,333      $355,680         $20,000             $12,719
 Chief Executive Officer             5/31/98        480,000       352,800           6,836               8,850
                                     5/31/97        476,250       360,000           6,679               8,850

John D. Johnson                      8/31/99        583,347       235,971           8,622              13,468
 President and General Manager       5/31/98        550,000       350,000           6,699              11,600
                                     5/31/97        500,000       150,000           7,172               7,186

Michael H. Bergeland                 8/31/99        273,765       227,100           7,172              16,757
 Executive Vice President --         5/31/98        233,100       140,000           6,099              10,352
 Grain and Agri-Services             5/31/97        224,000       120,000           7,048               7,890

James D. Tibbetts                    8/31/99        257,500        55,200           3,665              10,226
 Executive Vice President --         5/31/98        180,000       108,000           2,489               5,266
 Consumer Foods                      5/31/97        160,000        80,000           5,699               2,882

Leon E. Westbrock                    8/31/99        313,269       125,972             723              11,066
 Executive Vice President --         5/31/98        252,500       181,688           3,662               8,850
 Energy and Crop Inputs              5/31/97        245,000       151,263           2,114               8,850

------------------
(1) Amounts shown include amounts deferred at the employee's election under the Company's Deferred Compensation Program and amounts waived in exchange for share options.

(2)  Amounts shown include personal use of a Company vehicle.

(3) Other compensation includes the Company's matching contributions under the Company's 401(k) Plan and the portion of group term life insurance premiums paid by the Company.

     On June 1, 1999 the Company entered into an employment agreement with Noel Estenson, the CEO. The employment agreement provides that Mr. Estenson will be employed from June 1, 1999 through December 31, 2000. The agreement provides a base salary of $520,000 per year with increases annually of not less than 4%. In addition, Mr. Estenson would be entitled to receive annual variable and long-term incentive compensation based on projected earnings in the long-range business plan in effect on January 1, 1998. The agreement provides that if the Company and Farmland Industries, Inc. complete the proposed consolidation prior to December 31, 2000, and Mr. Estenson remains employed through December 31, 2000, he shall be entitled to an incentive payment of 2.99 times his average W-2 income for the five calendar years ending December 31, 1999. In the event that he is terminated without cause or resigns for good reason as defined in the agreement, he would receive severance pay based on the same formula; provided, however, that in no event will Mr. Estenson be entitled to both severance pay and a transaction incentive. The employment agreement also includes covenants by Mr. Estenson not to compete with the Company for a period of two years after his employment ends.

     On June 16, 1999 the Company entered into an employment agreement with John Johnson, the President and General Manager. The employment agreement provides for a rolling three-year period of employment commencing on June 16, 1999 at an initial base salary of at least $575,000, subject to annual review. Mr. Johnson's employment may be terminated at any time by either party, subject to the rights and obligations set forth in the employment agreement. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson's employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination. The employment agreement includes a provision to pay Mr. Johnson a transaction incentive in the amount of his base salary plus target bonus for the calendar year 1999 if the Company and Farmland Industries, Inc. complete the proposed consolidation prior to December 31, 2000 and Mr. Johnson has not by then resigned or been terminated for cause. The employment agreement provides that if the consolidation with Farmland is closed on or before December 31, 2000 and if Mr. Johnson is not offered the position of CEO of the consolidated company on or before June 1, 2001 and he thereafter resigns, he shall receive 1.99 times his base salary plus target bonus. The agreement further provides that if the consolidation with Farmland is not closed on or before December 31, 2000 and he is not offered the position of CEO of Cenex Harvest States on or before December 31, 2000, he shall be entitled to 2.99 times his base salary plus target bonus. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause for one or two years, depending on the circumstances.

     The Company has also entered into an employment agreement with Michael Bergeland, an Executive Vice President dated May 1, 1999. This agreement is for a term beginning on the effective date and continuing through August 31, 2001. Base salary has been set at $300,000, subject to annual review, and the maximum annual bonus under the variable pay plan. At expiration of the agreement, Mr. Bergeland will be given five years credit on his non-qualified retirement plan. Mr. Bergeland is also entitled to a transaction incentive of one times base pay plus target bonus for 1999 if the consolidation with Farmland closes on or before December 31, 2000. Mr. Bergeland has agreed to a three-year non-compete clause.

     Certain management employees are eligible to participate in a plan providing an opportunity to receive a bonus based on Annual Compensation (base and target bonus) if the unification of Cenex Harvest States and Farmland Industries takes place prior to 12/31/00. The plan requires continued employment through the date of unification. The plan also provides a severance arrangement tied to Annual Compensation if employment is terminated under certain circumstances, within two years after the unification.

     THE FOLLOWING SUMMARIZES CERTAIN BENEFITS IN EFFECT AS OF 8/31/99 TO THE NAMED EXECUTIVE OFFICERS.

MANAGEMENT COMPENSATION INCENTIVE PROGRAM
     Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending August 31, 1999. The Incentive Program is based on Company, group or division performance and individual performance. These amounts were paid after August 31, 1999. The target incentive is 50% of base compensation.

RETIREMENT PLAN
     Each of the Named Executive Officers is entitled to receive benefits under the Company's Cash Balance Retirement Plan (the "Retirement Plan"). An employee's benefit under the Retirement Plan depends on credits to the employee's account, which are based on the employee's total salary each year the employee works for the Company, the length of service with the Company and the rate of interest credited to the employee's account balance each year. Credits are made to the employee's account from Pay Credits, Special Career Credits and Investment Credits.

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

     Effective January 1, 1999, Pay Credits are earned according to the following schedule:

                            PAY BELOW SOCIAL SECURITY  PAY ABOVE SOCIAL SECURITY
YEARS OF BENEFIT SERVICE        TAXABLE WAGE BASE          TAXABLE WAGE BASE
--------------------------  -------------------------  -------------------------
1 to 3 years .............               3%                          6%
4 to 7 years .............               4%                          8%
8 to 11 years ............               5%                         10%
12 to 15 years ...........               6%                         12%
16 years and more ........               7%                         14%

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

TOTAL OF AGE AND BENEFIT
SERVICE ON JANUARY 1, 1988                             SPECIAL CAREER CREDITS
--------------------------------------------------     ----------------------

50 to 54 .........................................     1% of total salary
55 to 59 .........................................     2% of total salary
60 to 64 .........................................     3% of total salary
65 to 69 .........................................     4% of total salary
70 or more .......................................     5% of total salary

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

     As of December 31, 1998, the dollar value of the account of each of the Named Executive Officers was:

Noel K. Estenson .............................................    $848,035
John D. Johnson ..............................................     215,310
Michael H. Bergeland .........................................     453,294
Leon E. Westbrock ............................................     276,457
James D. Tibbetts ............................................     148,151

     Mr. Estenson, Mr. Westbrock and Mr. Bergeland could be eligible for a retirement benefit, under a grandfather provision of a prior provision of the plan, or a predecessor plan, instead of the above amount. Such amount would be affected by age at retirement and salary.

DEFERRED COMPENSATION PLAN
     Effective April 1, 1994, the Company established a deferred compensation plan (the "Deferred Compensation Plan"). Participants in the Deferred Compensation Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Under the Deferred Compensation Plan, a participant may elect to have an amount of deferred compensation credited to the participant's account for the applicable Plan Year (as defined in the Deferred Compensation Plan). The compensation actually earned during the Plan Year by a participant who elects deferred compensation is reduced by the percentage or amount so elected. A participant may elect to contribute no more than 30% of each payment of base compensation, provided that the percentage selected is expected to result in annual contributions totaling at least $1,000. Also, the participant may elect to contribute either a percentage or a specific dollar amount of any bonus or similar incentive payment that may become payable during the Plan Year, provided the contribution will not be less than the smaller of $1,000 or 100% of the bonus payable. The deferred compensation credited under the Deferred Compensation Plan is allocated to the account of the participant as of the date that the compensation would otherwise have been paid to the Participant in cash. Income is credited to each account each Plan Year at an annual rate equal to 1% over the five-year U.S. Treasury Bond rate as of October 1 of the year preceding the Plan Year, as adjusted as appropriate to reflect contributions to and distributions from the account during the Plan Year.

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

     In October 1997, the Company adopted a share option plan, which allows executive officers to waive bonuses and up to 30 percent of salary in exchange for options to purchase at a discount, shares of selected mutual funds. The Company has filed a Form S-8, dated December 12, 1997 on this program. This plan allows officers to buy investments at a specific price. Some options have vesting schedules.

401(k) PLAN
     Each Named Executive Officer is eligible to participate in the Cenex Harvest States Savings Plan (the "401(k) Plan"). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 1999 participants may contribute between 1% and 16% (not to exceed 6% in the case of "highly compensated" employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a "highly compensated" employee. The Company matches 50% of the first 6% of pay contributed each year. The Company's Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and in any Company matching contribution made on the participant's behalf.

DEFERRED COMPENSATION SUPPLEMENTAL RETIREMENT PLAN
     Each of the Named Executive Officers may participate in the Company's Deferred Compensation Supplemental Retirement Plan (the "Supplemental Plan"). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation deferred under the Deferred Compensation Plan or waived under the Share Option Plan, is not eligible for Pay Credits or Special Career Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") which cannot be considered for purposes of benefits due to
Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code.

     As of December 31, 1998, the dollar value of the account of each of the Named Executive Officers was approximately:

     Noel K. Estenson ..........................................  $3,962,808
     John D. Johnson ...........................................   1,296,217
     Michael H. Bergeland ......................................     709,236
     Leon E. Westbrock .........................................     692,807
     James D. Tibbetts .........................................      70,887


DIRECTORS' COMPENSATION
     The Board of Directors met monthly during the year ended August 31, 1999. Through August 31, 1999 the Company provided its directors with compensation of $42,000, paid in twelve monthly payments, with the two Co-Chairmen of the Board receiving an additional annual compensation of $12,000, paid in twelve monthly payments. The directors receive a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. The directors have a retirement benefit of $125 per month per year of service, with a maximum benefit of $1,875 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60 or retirement, whichever is later. This retirement benefit may be converted to a lump sum. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.

     The ten directors who volunteered to take the early retirement option effective December, 1999 will receive $4,000 per month for 24 months, or the equivalent lump sum using the GATT rate as the discount rate.

COMMITTEES OF THE BOARD OF DIRECTORS
     The Board appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the chief executive officer and for the president and general manager using industry and compensation studies. The Board of Directors has a standing committee to review the results and scope of the annual audit and other services provided by the Company's independent auditors, and another standing committee to review equity redemption policy and its application to situations believed by the equity holder or patron's equity department to be unusual.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As noted above, the Company's Board of Directors did not have a Compensation Committee. The entire Board of Directors determined the compensation of the Chief Executive Officer and the terms of the employment agreement with the Chief Executive Officer. The Chief Executive Officer determined the compensation for all other executive officers, other than the president and himself.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Beneficial ownership of equity securities as of August 31, 1999, is shown below:

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER(1)         OWNERSHIP        % OF CLASS
--------------          ---------------------------------------   -------------     ----------
Wheat Milling Equity
 Participation Units:   Directors:
                          Bruce Anderson ......................         --
                          Robert Bass .........................         --
                          Steven Burnet .......................    30,000 units            *
                          Steve Carney ........................    27,000 units            *
                          Curt Eischens .......................         --
                          Robert Elliott ......................         --
                          Edward Ellison ......................     6,000 units            *
                          Sheldon Haaland .....................         --
                          Fred Harris .........................         --
                          Jerry Hasnedl .......................    10,000 units            *
                          Edward Hereford .....................         --
                          Douglas Johnson .....................         --
                          James Kile ..........................         --
                          Gerald Kuster .......................    22,000 units            *
                          Leonard Larsen ......................     9,000 units            *
                          Tyrone Moos .........................     3,000 units            *
                          Gaylord Olson .......................         --
                          Duane Risan .........................    24,000 units            *
                          Denis Schilmoeller ..................         --
                          Duane Stenzel .......................         --
                          Michael Toelle ......................         --
                          Richard Traphagen ...................         --
                          Russell Twedt .......................     5,000 units            *
                          Merlin Van Walleghen ................         --
                          Elroy Webster .......................         --
                          Arnold Weisenbeck ...................         --
                          William Zarak, Jr. ..................     6,000 units            *
                          Noel Estenson .......................         --
                          John D. Johnson .....................         --
                          Michael H. Bergeland ................         --
                          James Tibbetts ......................         --
                          Leon Westbrock ......................         --
                          Patrick Kluempke ....................         --
                          Tom Larson ..........................         --
                          Maury Miller ........................         --
                          Robert Oebser .......................         --
                          Mark Palmquist ......................         --
                          John Schmitz ........................         --
                          David Swenson .......................         --
                          Debra Thornton ......................         --

                          Directors and executive officers as a   ---------------       ----
                           group ..............................   142,000 units         3.07%
                                                                  ===============       ====

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER(1)         OWNERSHIP        % OF CLASS
--------------          ---------------------------------------   -------------     ----------
Oilseed Processing
 and Refining Equity
 Participation Units:   Directors:
                          Bruce Anderson ......................         --
                          Robert Bass .........................         --
                          Steven Burnet .......................         --
                          Steve Carney ........................         --
                          Curt Eischens .......................         --
                          Robert Elliott ......................         --
                          Edward Ellison ......................    12,000 units         1.15%
                          Sheldon Haaland .....................     1,500 units            *
                          Fred Harris .........................         --
                          Jerry Hasnedl .......................     1,500 units            *
                          Edward Hereford .....................         --
                          Douglas Johnson .....................         --
                          James Kile ..........................         --
                          Gerald Kuster .......................     5,000 units            *
                          Leonard Larsen ......................         --
                          Tyrone Moos .........................         --
                          Gaylord Olson .......................         --
                          Duane Risan .........................         --
                          Denis Schilmoeller ..................         --
                          Duane Stenzel .......................     2,500 units            *
                          Michael Toelle ......................         --
                          Richard Traphagen ...................         --
                          Russell Twedt .......................         --
                          Merlin Van Walleghen ................     6,000 units            *
                          Elroy Webster .......................         --
                          Arnold Weisenbeck ...................         --
                          William Zarak, Jr. ..................         --
                          Noel Estenson .......................         --
                          John D. Johnson .....................         --
                          Michael H. Bergeland ................         --
                          James Tibbetts ......................         --
                          Leon Westbrock ......................         --
                          Patrick Kluempke ....................         --
                          Tom Larson ..........................         --
                          Maury Miller ........................         --
                          Robert Oebser .......................         --
                          Mark Palmquist ......................         --
                          John Schmitz ........................         --
                          David Swenson .......................         --
                          Debra Thornton ......................         --

                          Directors and executive officers as a   ---------------       ----
                           group ..............................    28,500 units         2.72%
                                                                  ===============       ====

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Because directors must be active patrons of the Company or an Affiliated Association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company. During each of the periods indicated the value of those transactions between a particular director (and members of such directors' immediate family, which includes such director's spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company that exceeded $60,000 are shown below.

                                                               YEAR ENDED
NAME                                                         AUGUST 31, 1999
----                                                         ---------------
William Zarak ...........................................       $ 80,415
Steve Carney ............................................        318,571
Jerry Hasnedl ...........................................        187,151
Merlin Van Walleghen ....................................        165,041
Edward Ellison ..........................................        631,790
Gerald Kuster ...........................................        101,986
Arnold Weisenbeck .......................................        295,112

                                   PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants therein are filed as part of this Form 10-K.

                                                                                                          PAGE NO.
                                                                                                          --------
 I.      CENEX HARVEST STATES COOPERATIVES
         Consolidated Balance Sheets as of August 31, 1999 and 1998, and May 31, 1998 ................      F-1
         Consolidated Statements of Operations for the year ended August 31, 1999, the three months
          ended August 31, 1998 and the years ended May 31, 1998 and 1997 ............................      F-2
         Consolidated Statements of Equities and Comprehensive Income for the year ended
          August 31, 1999, the three months ended August 31, 1998 and the years ended May 31, 1998
          and 1997 ...................................................................................      F-3
         Consolidated Statements of Cash Flows for the year ended August 31, 1999, the three months
          ended August 31, 1998 and the years ended May 31, 1998 and 1997 ............................      F-5
         Notes to Consolidated Financial Statements ..................................................      F-6
         Report of Independent Accountants ...........................................................      F-25

 II.     OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 1999 and 1998, and May 31, 1998 .............................      F-26
         Statements of Operations for the year ended August 31, 1999, the three months ended
          August 31, 1998 and the years ended May 31, 1998 and 1997 ..................................      F-27
         Statements of Defined Business Unit Equity and Comprehensive Income (Loss) for the year ended August 31, 1999, the three months ended August 31, 1998 and the years ended
          May 31, 1998 and 1997 ......................................................................      F-28
         Statements of Cash Flows for the year ended August 31, 1999, the three months ended
          August 31, 1998 and the years ended May 31, 1998 and 1997 ..................................      F-29
         Notes to Financial Statements ...............................................................      F-30
         Report of Independent Accountants ...........................................................      F-37
         Independent Auditors' Report ................................................................      F-38

III.     WHEAT MILLING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 1999 and 1998, and May 31, 1998 .............................      F-39
         Statements of Operations for the year ended August 31, 1999, the three months ended
          August 31, 1998 and the years ended May 31, 1998 and 1997 ..................................      F-40
         Statements of Defined Business Unit Equity and Comprehensive Income (Loss) for the year ended August 31, 1999, the three months ended August 31, 1998 and the years ended
          May 31, 1998 and 1997 ......................................................................      F-41
         Statements of Cash Flows for the year ended August 31, 1999, the three months ended
          August 31, 1998 and the years ended May 31, 1998 and 1997 ..................................      F-42
         Notes to Financial Statements ...............................................................      F-43
         Report of Independent Accountants ...........................................................      F-50
         Independent Auditors' Report ................................................................      F-51

(a)(2) FINANCIAL STATEMENT SCHEDULES

    None.

(a)(3) EXHIBITS

    10.32 Benefit Plan dated June 9, 1999 incorporated by reference, exhibit
          10.32 of registrant's 10-Q for the period ended May 31, 1999.

    10.33 Tacoma Export Marketing Company Amended and Restated Partnership Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of July 12, 1999.

    10.34 Cooperative Refining, LLC Limited Liability Company Agreement dated September 1, 1999.

    10.35 Transaction Agreement dated September 23, 1999 between Cenex Harvest States and Farmland Industries, Inc.

    10.36 Employment Agreement between Michael Bergeland and Cenex Harvest States Cooperatives dated May 1, 1999.

    23.1  Consent of Independent Accountants.

    23.2  Independent Auditors' Consent.

    24.1  Power of Attorney.

    99.1  Cautionary Statement.

    99.2  Independent Auditor's Report.

    27.1  Financial Data Schedule.

    27.2  Restated Financial Data Schedules for the three months ended
          August 31, 1998 due to reclassifications made to conform to current presentation, and for the years ended May 31, 1998 and 1997 due to the merger of Harvest States Cooperatives and Cenex, Inc. accounted for as a pooling of interests.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended August 31, 1999.

(c)  EXHIBITS

     The exhibits shown in Item 14(a)(3) above are being filed herewith.

(d)  SCHEDULES

     None.


SUPPLEMENTAL INFORMATION

     As a cooperative, the Company does not utilize proxy statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 1999.
                              CENEX HARVEST STATES COOPERATIVES


                              By: /s/ NOEL K. ESTENSON
                                  -------------------------
                                      Noel K. Estenson
                                  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 1999:



                  SIGNATURE                                                           TITLE
--------------------------------------------------------------   --------------------------------------------------
          /s/ NOEL K. ESTENSON                                   Chief Executive Officer
 -------------------------------------                            (principal executive officer)
              Noel K. Estenson

          /s/ JOHN SCHMITZ                                       Senior Vice President and Chief Financial Officer
 -------------------------------------                            (principal financial officer)
              John Schmitz


         /s/ JODELL HELLER                                       Vice President and Controller
 -------------------------------------                            (principal accounting officer)
             Jodell Heller

Gerald Kuster*                                                   Co-Chairman of the Board of Directors
Elroy Webster*                                                   Co-Chairman of the Board of Directors

Bruce Anderson*                                                  Director
Robert Bass*                                                     Director
Steven Burnet*                                                   Director
Steve Carney*                                                    Director
Curt Eischens*                                                   Director
Robert Elliott*                                                  Director
Edward Ellison*                                                  Director
Sheldon Haaland*                                                 Director
Fred Harris*                                                     Director
Jerry C. Hasnedl*                                                Director
Edward Hereford*                                                 Director
Douglas Johnson*                                                 Director
James Kile*                                                      Director
Leonard D. Larsen*                                               Director
Tyrone A. Moos*                                                  Director
Gaylord Olson*                                                   Director
Duane G. Risan*                                                  Director
Denis Schilmoeller*                                              Director
Duane Stenzel*                                                   Director
Michael Toelle*                                                  Director
Richard Traphagen*                                               Director
Russell Twedt*                                                   Director
Merlin Van Walleghen*                                            Director
Arnold Weisenbeck*                                               Director
William J. Zarak, Jr.*                                           Director

* By:  /s/ NOEL K. ESTENSON
       --------------------
           Noel K. Estenson
           ATTORNEY-IN-FACT

                 (This page has been left blank intentionally.)

                       CENEX HARVEST STATE COOPERATIVES


                          CONSOLIDATED BALANCE SHEETS




                                                                  AUGUST 31,       AUGUST 31,        MAY 31,
                                                                     1999             1998             1998
                                                                --------------   --------------   -------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..................................    $    75,667      $   120,008      $   68,798
 Receivables ................................................        606,641          471,516         492,003
 Inventories ................................................        549,703          479,734         533,948
 Other current assets .......................................         39,414           37,707          57,757
                                                                 -----------      -----------      ----------
   Total current assets .....................................      1,271,425        1,108,965       1,152,506
Investments .................................................        427,896          347,334         320,621
Property, plant and equipment ...............................        968,333          915,770         868,073
Other assets ................................................        120,010           97,034          95,315
                                                                 -----------      -----------      ----------
   TOTAL ASSETS .............................................    $ 2,787,664      $ 2,469,103      $2,436,515
                                                                 ===========      ===========      ==========
LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................    $   196,986      $       475      $   52,446
 Current portion of long-term debt ..........................         21,562           13,855          29,743
 Patrons' credit balances ...................................         44,970           41,324          40,182
 Patrons' advance payments ..................................        127,755          148,021         112,348
 Drafts outstanding .........................................         30,654           26,367          33,569
 Accounts payable ...........................................        449,774          383,161         447,756
 Book cash overdraft ........................................         17,951           28,375          19,257
 Accrued expenses ...........................................        119,728          119,373          92,543
 Patronage dividends and equity retirements payable .........         43,000           63,562          88,942
                                                                 -----------      -----------      ----------
   Total current liabilities ................................      1,052,380          824,513         916,786
Long-term debt ..............................................        461,104          442,985         348,665
Other liabilities ...........................................         88,173           75,801          80,364
Minority interests in subsidiaries ..........................         68,371           59,927          60,727
Commitments and contingencies ...............................      1,117,636        1,065,877       1,029,973
                                                                 -----------      -----------      ----------
   TOTAL LIABILITIES AND EQUITIES ...........................    $ 2,787,664      $ 2,469,103      $2,436,515
                                                                 ===========      ===========      ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       CENEX HARVEST STATE COOPERATIVES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       FOR THE       FOR THE THREE           FOR THE YEARS ENDED
                                                     YEAR ENDED      MONTHS ENDED    ----------------------------------
                                                     AUGUST 31,       AUGUST 31,         MAY 31,          MAY 31,
                                                        1999             1998             1998             1997
                                                   --------------   --------------   --------------   --------------
                                                                        (DOLLARS IN THOUSANDS)
REVENUES:
 Grain and oilseed .............................    $ 3,309,310       $  810,723      $ 4,629,553      $ 6,036,503
 Energy ........................................      1,345,772          343,747        1,858,069        1,676,842
 Agronomy ......................................        593,927           91,231          696,441          683,429
 Processed grain and oilseed ...................        531,877          145,645          615,049          730,101
 Feed and farm supplies ........................        547,732          126,907          546,063          531,177
                                                    -----------       ----------      -----------      -----------
                                                      6,328,618        1,518,253        8,345,175        9,658,052
 Patronage dividends ...........................          5,876            5,111           70,387           71,070
 Other revenues ................................        100,031           19,271           98,520           85,390
                                                    -----------       ----------      -----------      -----------
                                                      6,434,525        1,542,635        8,514,082        9,814,512
                                                    -----------       ----------      -----------      -----------
COST AND EXPENSES:
 Cost of goods sold ............................      6,140,580        1,473,243        8,149,605        9,475,682
 Marketing, general and administrative .........        148,510           34,998          126,061          126,297
 Interest ......................................         42,438           12,311           34,620           33,368
 Minority interests ............................         10,017            3,252            6,880            7,984
                                                    -----------       ----------      -----------      -----------
                                                      6,341,545        1,523,804        8,317,166        9,643,331
                                                    -----------       ----------      -----------      -----------
INCOME BEFORE INCOME TAXES .....................         92,980           18,831          196,916          171,181
INCOME TAXES ...................................          6,980            2,895           19,615           19,280
                                                    -----------       ----------      -----------      -----------
NET INCOME .....................................    $    86,000       $   15,936      $   177,301      $   151,901
                                                    ===========       ==========      ===========      ===========
DISTRIBUTION OF NET INCOME:
 Patronage refunds .............................    $    57,500       $   32,650      $   144,578      $   119,171
 Nonpatronage refunds ..........................                                            8,609
 Deferred patronage ............................         21,773          (24,134)          (2,482)          11,137
 Unallocated capital reserve ...................          6,727            7,420           26,596           21,593
                                                    -----------       ----------      -----------      -----------
   Net income ..................................    $    86,000       $   15,936      $   177,301      $   151,901
                                                    ===========       ==========      ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED AUGUST 31, 1999, FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                 AND FOR THE YEARS ENDED MAY 31, 1998 AND 1997


                                                                     CAPITAL     NONPATRONAGE
                                                                     EQUITY         EQUITY         COMMON
                                                                  CERTIFICATES   CERTIFICATES       STOCK
                                                                 -------------- -------------- --------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCES, JUNE 1, 1996 .........................................   $ 241,516       $  9,740      $     21
 Patronage determination
 Patronage distribution ........................................      30,877          6,115
 Equity retirement determination ...............................
 Equities retired ..............................................      (8,130)           (74)           (1)
 Equities issued ...............................................       5,066
 Other, net ....................................................          90           (637)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive income ...................................
 Total comprehensive income ....................................
 Initial investment offering, net ..............................      (2,035)
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................
                                                                   ---------       --------      ----------
BALANCES, MAY 31, 1997 .........................................     267,384         15,144            20
 Patronage determination .......................................
 Patronage distribution ........................................      31,258          6,863
 Equity retirement determination ...............................
 Equities retired ..............................................      (9,542)          (520)
 Equities issued ...............................................      10,561
 Other, net ....................................................         128           (178)
 Comprehensive income:
  Net income ...................................................                      8,609
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................     (13,329)
                                                                   ---------       --------      ----------
BALANCES, MAY 31, 1998 .........................................     286,460         29,918            20
 Results of operations of Cenex, Inc. for the eight
  months May 31, 1998 ..........................................         (21)           (36)
 Exchange of equities to effect pooling ........................     540,058                          (20)
 Included with May 31, 1998 equity retirements payable .........       4,429
 Equities retired ..............................................      (4,429)           (13)
 Equities issued ...............................................         911
 Other, net ....................................................                        (64)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................       1,832
                                                                   ---------       --------      ----------
BALANCES, AUGUST 31, 1998 ......................................     829,240         29,805            --
 Patronage determination .......................................      19,412
 Patronage distribution ........................................      99,052           (612)
 Equities retired ..............................................     (23,700)           (97)
 Equities issued ...............................................      14,714
 Other, net ....................................................        (674)          (311)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................     (25,750)
                                                                   ---------       --------      ----------
BALANCES, AUGUST 31, 1999 ......................................   $ 912,294       $ 28,785      $     --
                                                                   =========       ========      ==========



[WIDE TABLE CONTINUED FROM ABOVE

                                                                                    WHEAT      OILSEED PROCESSING
                                                                   PREFERRED       MILLING         & REFINING
                                                                     STOCK          EPUs              EPUs
                                                                 ------------- -------------- -------------------
                                                                              (DOLLARS IN THOUSANDS)
BALANCES, JUNE 1, 1996 .........................................  $  456,618
 Patronage determination .......................................
 Patronage distribution ........................................      42,014
 Equity retirement determination ...............................      11,189
 Equities retired ..............................................     (11,107)
 Equities issued ...............................................
 Other, net ....................................................      (2,060)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive income ...................................
 Total comprehensive income ....................................
 Initial investment offering, net ..............................                  $ 9,574          $ 4,296
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................     (27,453)
                                                                  ----------      ---------        -------
BALANCES, MAY 31, 1997 .........................................     469,201        9,574            4,296
 Patronage determination .......................................
 Patronage distribution ........................................      52,831
 Equity retirement determination ...............................      27,453
 Equities retired ..............................................     (27,362)
 Equities issued ...............................................
 Other, net ....................................................      (3,451)         (96)             (96)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................     (31,273)
                                                                  ----------      ---------        -------
BALANCES, MAY 31, 1998 .........................................     487,399        9,478            4,200
 Results of operations of Cenex, Inc. for the eight
  months May 31, 1998 ..........................................      52,639
 Exchange of equities to effect pooling ........................    (540,038)
 Included with May 31, 1998 equity retirements payable .........
 Equities retired ..............................................
 Equities issued ...............................................
 Other, net ....................................................                       (6)              (6)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................
                                                                  ----------      ---------        ---------
BALANCES, AUGUST 31, 1998 ......................................          --        9,472            4,194
 Patronage determination .......................................
 Patronage distribution ........................................
 Equities retired ..............................................
 Equities issued ...............................................
 Other, net ....................................................                     (214)              (6)
 Comprehensive income:
  Net income ...................................................
  Other comprehensive loss .....................................
 Total comprehensive income ....................................
 Cash patronage refund provisions ..............................
 Equity retirement provisions ..................................
                                                                  ----------      ---------        ---------
BALANCES, AUGUST 31, 1999 ......................................  $       --      $ 9,258          $ 4,188
                                                                  ==========      =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED AUGUST 31, 1999, FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                 AND FOR THE YEARS ENDED MAY 31, 1998 AND 1997


                                  UNALLOCATED     ACCUMULATED OTHER      ALLOCATED
  PATRONAGE        DEFERRED         CAPITAL         COMPREHENSIVE         CAPITAL           TOTAL
   REFUNDS         PATRONAGE        RESERVE         INCOME (LOSS)         RESERVER         EQUITIES
-------------   --------------   -------------   -------------------   -------------   ---------------
                                        (DOLLARS IN THOUSANDS)
 $   72,370       $  (82,862)      $ 143,641          $     458           $ 8,200        $   849,702
     31,358                             (357)                                                 31,001
   (103,728)                          (6,512)                                                (31,234)
                                                                                              11,189
                                                                                             (19,312)
                                                                                               5,066
                                         636                                                  (1,971)

    119,171           11,137          21,593                                                 151,901
                                                            823                                  823
                                                                                         -----------
                                                                                             152,724
                                                                                         -----------
                                        (998)                                                 10,837
    (35,751)                                                                                 (35,751)
                                                                                             (27,453)
 ----------       ----------       ---------          ---------           -------        -----------
     83,420          (71,725)        158,003              1,281            8,200             944,798
     36,061                             (309)                                                 35,752
   (119,481)                          (7,511)                                                (36,040)
                                                                                              27,453
                                                                                             (37,424)
                                                                                              10,561
                                         299                                  (6)             (3,400)
    144,578           (2,482)         26,596                                                 177,301
                                                            (86)                                 (86)
                                                                                         -----------
                                                                                             177,215
                                                                                         -----------
    (44,340)                                                                                 (44,340)
                                                                                             (44,602)
 ----------       ----------       ---------          ---------           -------        -----------
    100,238          (74,207)        177,078              1,195            8,194           1,029,973
    (23,310)         (13,086)         13,401                                                  29,587
                                                                                                  --
                                                                                               4,429
                                                                                              (4,442)
                                                                                                 911
                                      (1,177)                                 (2)             (1,255)
     32,650          (24,134)          7,420                                                  15,936
                                                         (1,294)                              (1,294)
                                                                                         -----------
                                                                                              14,642
                                                                                         -----------
     (9,800)                                                                                  (9,800)
                                                                                               1,832
 ----------       ----------       ---------          ---------           -------        -----------
     99,778         (111,427)        196,722                (99)           8,192           1,065,877
     44,150                                                                                   63,562
   (143,928)                           1,738                                                 (43,750)
                                                                                             (23,797)
                                                                                              14,714
                                         350                                 (44)               (899)
     57,500           21,773           6,727                                                  86,000
                                                         (1,071)                              (1,071)
                                                                                         -----------
                                                                                              84,929
                                                                                         -----------
    (17,250)                                                                                 (17,250)
                                                                                             (25,750)
 ----------       ----------       ---------          ---------           -------        -----------
 $   40,250       $  (89,654)      $ 205,537          $  (1,170)          $ 8,148        $ 1,117,636
 ==========       ==========       =========          =========           ========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  FOR THE      FOR THE THREE         FOR THE YEARS ENDED
                                                                YEAR ENDED     MONTHS ENDED    ------------------------------
                                                                AUGUST 31,      AUGUST 31,        MAY 31,        MAY 31,
                                                                   1999            1998            1998           1997
                                                               ------------   --------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................    $   86,000      $   15,936      $  177,301     $  151,901
                                                                ----------      ----------      ----------     ----------
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization ............................        81,246          20,570          69,877         63,387
  Noncash net (income) loss from joint ventures ............       (22,363)          9,142          (8,381)        (7,635)
  Adjustment of inventories to market value ................       (35,346)         12,108          10,153        (24,384)
  Noncash portion of patronage dividends received ..........        (4,847)         (9,305)        (61,732)       (38,787)
  Gain on sale of property, plant and equipment ............        (1,706)           (458)         (7,487)        (3,125)
  Other, net ...............................................           196                            (978)          (768)
  Changes in operating assets and liabilities:
   Receivables .............................................      (133,641)         92,897          63,221         52,143
   Inventories .............................................       (34,623)         31,178          25,753        194,101
   Other current assets and other assets ...................       (29,483)         (3,441)          2,929         (1,712)
   Patrons' credit balances ................................         3,646          (1,552)         10,594         (1,760)
   Patrons' advance payments ...............................       (20,266)         39,533         (45,531)       (55,554)
   Accounts payable and accrued expenses ...................        66,968         (89,932)        (18,215)        68,839
   Drafts outstanding and other liabilities ................        16,670          (3,234)          6,066         11,508
                                                                ----------      ----------      ----------     ----------
  Total adjustments ........................................      (113,549)         97,506          46,269        256,253
                                                                ----------      ----------      ----------     ----------
   Net cash (used in) provided by continuing
     operations ............................................       (27,549)        113,442         223,570        408,154
   Net cash used in discontinued operations ................            --              --              --         (6,630)
                                                                ----------      ----------      ----------     ----------
   Net cash (used in) provided by operating activities .....       (27,549)        113,442         223,570        401,524
                                                                ----------      ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ..............      (124,471)        (41,152)       (145,231)      (200,275)
 Proceeds from disposition of property, plant
  and equipment ............................................         6,785             824          21,877         28,447
 Discontinued operations investing activities, net .........                                                       33,164
 Investments ...............................................       (54,358)         (1,592)          1,566         12,686
 Investments redeemed ......................................        11,241             391          29,933         14,657
 Changes in notes receivable ...............................           334             792          (5,036)           834
 Other investing activities, net ...........................          (278)            327          (3,033)        (5,307)
                                                                ----------      ----------      ----------     ----------
   Net cash used in investing activities ...................      (160,747)        (40,410)        (99,924)      (115,794)
                                                                ----------      ----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ..................................       196,511         (53,025)        (88,901)      (224,831)
 Long-term debt borrowings .................................        40,000         359,078          83,916         74,905
 Principal payments on long-term debt ......................       (14,585)       (317,228)        (42,171)       (55,544)
 Changes in book cash overdraft ............................       (10,424)        (20,939)         (8,418)       (10,001)
 Proceeds from sale of equity participation units, net .....                                                       10,837
 Retirements of equity .....................................       (23,797)         (4,442)        (36,880)       (18,576)
 Cash patronage dividends paid .............................       (43,750)                        (35,898)       (30,819)
                                                                ----------      ----------      ----------     ----------
   Net cash provided by (used in) financing activities .....       143,955         (36,556)       (128,352)      (254,029)
                                                                ----------      ----------      ----------     ----------
NET CASH FLOWS OF CENEX, INC. FROM OCTOBER 1,
 1997 THROUGH MAY 31, 1998 .................................                        14,734
                                                                ----------      ----------      ----------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS ...............................................       (44,341)         51,210          (4,706)        31,701
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD ....................................................       120,008          68,798          73,504         41,803
                                                                ----------      ----------      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $   75,667      $  120,008      $   68,798     $   73,504
                                                                ==========      ==========      ==========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Cenex Harvest States Cooperatives (Cenex Harvest States) or (the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located primarily throughout the Midwest and Northwest regions of the United States. In addition to grain marketing, milling and oilseed processing, the Company provides its patrons with energy and agronomy products and other farm supplies. Sales are both domestic and international.

     In accordance with the By-Laws and by action of the Board of Directors, annual net savings from patronage sources is distributed to consenting patrons following the close of each year, and is based on amounts reportable for federal income tax purposes as determined by the cooperative and further adjusted in accordance with the By-Laws. The By-Laws provide that an amount of up to 10% of the distributable annual net savings from patronage sources be added to the unallocated reserve as determined by the Board of Directors.

     BASIS OF PRESENTATION -- Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination), with Harvest States Cooperatives the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name was changed to Cenex Harvest States Cooperatives.

     As a result of the Combination, each holder of common stock of Cenex became a member of Cenex Harvest States, to the extent eligible for membership, and all equity interests of Cenex were determined and exchanged for equal equity interests in Cenex Harvest States at its stated dollar amount on a dollar-for-dollar basis as more thoroughly set forth in the Plan of Combination. Prior to the Combination, Cenex's year end was September 30 and Harvest States Cooperatives' year end was May 31. Subsequent to the Combination, the Company changed its fiscal year end to August 31.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The Company's consolidated financial statements reflect the financial position and results of operations of the combined companies as if the merger had occurred on June 1, 1996. The consolidated statements of operations and cash flows for the years ended May 31, 1998 and 1997, reflect the results of operations and cash flows for Harvest States Cooperatives for the years then ended combined with the results of operations and cash flows of Cenex for the years ended September 30, 1997 and 1996, respectively. The consolidated balance sheet as of May 31, 1998 reflects the financial position of Harvest States Cooperatives on that date combined with the financial position of Cenex as of September 30, 1997. The consolidated results of operations of Cenex for the eight months ended May 31, 1998, have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

     All significant transactions between Harvest States Cooperatives and Cenex prior to the Combination have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

     CONSOLIDATION -- The consolidated financial statements include the accounts of Cenex Harvest States and all of its wholly-owned and majority-owned subsidiaries, including National Cooperative Refinery Association (NCRA). The effects of all significant intercompany transactions have been eliminated.

     CASH EQUIVALENTS -- Cash equivalents include short-term highly liquid investments with original maturities of three months or less at date of acquisition.

     INVENTORIES AND HEDGING -- Grain, processed grain, oilseed and processed oilseed are stated at market values including appropriate adjustments for open purchases, sales and futures contracts. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out (LIFO) method; all other inventories are valued on the first-in, first-out (FIFO) and average cost methods.

     The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's assessment of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.

     Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company's use of futures and options contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements.

     Gains and losses on futures transactions related to energy inventories are credited or charged to cost of goods sold. Energy related gains and losses on hedge contracts not yet closed are accounted for as unrealized gains and losses and, accordingly, are deferred in the consolidated balance sheets as part of inventories. All other futures transactions are marked to market. Open hedge positions and deferred gains and losses for futures and options contracts were not significant as of August 31, 1999 and 1998, and May 31, 1998.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a new standard related to the accounting for derivative transactions and hedging activities. In July 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact financial results of the Company, it is currently evaluating the reporting requirements under this new standard.

     INVESTMENTS -- Investments in cooperatives are stated at cost, plus patronage refunds received in the form of capital stock and other equities. Patronage dividends are recorded at the time written notices of allocation are received. Joint ventures and other investments in which the Company has significant ownership and influence, but not control, are included in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale and are stated at market value, with unrealized amounts included in accumulated other comprehensive income (loss).

     PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS -- Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Leasehold rights and other intangible assets are amortized using the straight-line method over 3 to 40 years, primarily 15 to 20 years. The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. The Company periodically reviews

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     REVENUE RECOGNITION -- Grain and oilseed sales are recorded at time of settlement, net of freight charges. All other sales are recognized upon shipment to customers, net of freight charges.

     ENVIRONMENTAL EXPENDITURES -- Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

     INCOME TAXES -- The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on net income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     COMPREHENSIVE INCOME -- As of June 1, 1998, the Company adopted SFAS No.130, which established new rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net income. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities as well as the Company's charge to equity related to its pension liability to be included as components of other comprehensive income (loss) and accumulated other comprehensive income (loss) in the consolidated statements of equities and comprehensive income.

     SEGMENT INFORMATION -- Effective August 31, 1999 the Company adopted SFAS No. 131, which requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RECEIVABLES
     Receivables as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                      AUGUST 31,     AUGUST 31,      MAY 31,
                                                         1999           1998           1998
                                                     ------------   ------------   -----------
                                                              (DOLLARS IN THOUSANDS)
   Trade .........................................     $595,403       $474,454      $494,270
   Other .........................................       34,493         20,377        22,601
                                                       --------       --------      --------
                                                        629,896        494,831       516,871
   Less allowances for doubtful accounts .........       23,255         23,315        24,868
                                                       --------       --------      --------
                                                       $606,641       $471,516      $492,003
                                                       ========       ========      ========

     All export sales are denominated in U.S. dollars. Export sales for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 are as follows:



                                                  FOR THE THREE     FOR THE YEARS ENDED
                                FOR THE YEAR      MONTHS ENDED    -----------------------
                                   ENDED           AUGUST 31,      MAY 31,     MAY 31,
                              AUGUST 31, 1999         1998           1998       1997
                             -----------------   --------------   ---------   --------
                                               (DOLLARS IN MILLIONS)
   Africa ................          $158              $ 94         $  280      $  227
   Asia ..................           310               149          1,217       2,318
   Europe ................           358                79            404         577
   North America .........           198               104            331         360
   South America .........           122                10            268          18

3. INVENTORIES
     Inventories as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                            AUGUST 31,     AUGUST 31,      MAY 31,
                                               1999           1998           1998
                                           ------------   ------------   -----------
                                                    (DOLLARS IN THOUSANDS)
   Energy ..............................     $209,661       $170,544      $225,008
   Grain and oilseed ...................      202,166        153,384       145,998
   Agronomy ............................       69,050         67,760        64,226
   Processed grain and oilseed .........       14,342         37,464        37,544
   Feed and farm supplies ..............       50,908         47,842        58,876
   Other ...............................        3,576          2,740         2,296
                                             --------       --------      --------
                                             $549,703       $479,734      $533,948
                                             ========       ========      ========

     As of August 31, 1999, the Company valued approximately 29% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (22% and 25% as of August 31, 1998 and May 31, 1998, respectively). As of August 31, 1999 and 1998, and May 31, 1998, reserves amounting to $20.4 million, $61.7 million and $24.6 million, respectively, have been established to reduce energy inventories to estimated market value.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INVESTMENTS
     Investments as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                         AUGUST 31,     AUGUST 31,      MAY 31,
                                                            1999           1998           1998
                                                        ------------   ------------   -----------
                                                                 (DOLLARS IN THOUSANDS)
   Cooperatives:
    CF Industries, Inc. .............................     $152,996       $152,996      $136,125
    National Bank for Cooperatives (CoBank) .........       33,942         37,630        36,061
    Ag Processing, Inc. .............................       23,252         19,438        19,487
    Land O'Lakes, Inc. ..............................       19,256         15,489        12,078

   Joint Ventures:
    Ventura Foods, LLC ..............................       55,562         41,666        40,954
    Cenex/Land O'Lakes Agronomy Company .............       36,933         34,068        29,202
    Agro Distribution, LLC ..........................       45,741
    Tacoma Export Marketing Company .................        8,821          6,849         7,147
   Other ............................................       51,393         39,198        39,567
                                                          --------       --------      --------
                                                          $427,896       $347,334      $320,621
                                                          ========       ========      ========

     Effective July 1, 1999 St. Paul Bank for Cooperatives (St. Paul Bank) merged with CoBank and, as a result, the existing investment in St. Paul Bank was transferred to CoBank. The Company's investment in St. Paul Bank as of August 31, 1998 and May 31, 1998 has been included with CoBank in the table above.

     On June 30, 1999, Agro Distribution, LLC and Agronomy Company of Canada, Ltd., (the Entities) both companies owned 50/50 by the Company and Land O'Lakes, Inc., purchased approximately 310 agronomy facilities from Terra International, Inc., at a price of approximately $350.0 million. In conjunction with this purchase transaction, the Company invested $51.5 million in the Entities and issued a note receivable for $3.5 million to Agronomy Company of Canada, Ltd. Financing arrangements of the Entities, to be managed by the Cenex/Land O'Lakes Agronomy Company (of which Cenex Harvest States owns 50%), are without recourse to the Company.

     SFAS No. 107 requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which there are no quoted market prices and, as such, it is not practicable to estimate their fair value.

     Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby Cenex Harvest States may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                       ESTIMATED
                                                      USEFUL LIFE     AUGUST 31,     AUGUST 31,       MAY 31,
                                                        IN YEARS         1999           1998           1998
                                                     -------------   ------------   ------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
   Energy refineries .............................       3-40        $ 660,424      $ 633,149      $ 601,899
   Distribution and general ......................       3-40          298,931        283,773        233,891
   Grain terminals and country elevators .........       3-50          272,311        243,005        249,368
   Energy pipelines and terminals ................       3-40          220,367        211,781        211,207
   Grain processing plants .......................       3-40          208,210        164,026        187,316
   Feed plants ...................................       3-40           27,216         27,081         27,060
   Construction in progress ......................                      64,508         77,548         35,722
                                                                     ---------      ---------      ---------
                                                                     1,751,967      1,640,363      1,546,463
   Less accumulated depreciation and
    amortization .................................                     783,634        724,593        678,390
                                                                     ---------      ---------      ---------
                                                                     $ 968,333      $ 915,770      $ 868,073
                                                                     =========      =========      =========

     In May 1995, the Cenex Board of Directors approved a plan to dispose of its exploration and production (E&P) operations. A purchase and sale agreement was signed, and the transaction recorded in early fiscal year 1996. The E&P operations have been accounted for as discontinued operations.


6. OTHER ASSETS
     Other assets as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                            AUGUST 31,     AUGUST 31,      MAY 31,
                                                               1999           1998          1998
                                                           ------------   ------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
   Intangible assets, less accumulated amortization of
    $22,720, $20,886, and $18,241, respectively ........     $ 21,539        $22,888      $20,912
   Notes receivable ....................................        4,547          6,172       11,836
   Other assets ........................................       93,924         67,974       62,567
                                                             --------        -------      -------
                                                             $120,010        $97,034      $95,315
                                                             ========        =======      =======

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt as of August 31, 1999 and 1998, and May 31, 1998 consisted of the following:


                                                 INTEREST RATES
                                                 AT AUGUST 31,       AUGUST 31,     AUGUST 31,      MAY 31,
                                                      1999              1999           1998          1998
                                              -------------------   ------------   ------------   ----------
                                                                  (DOLLARS IN THOUSANDS)
   Notes payable(a),(e) ...................   5.40% to  7.01%         $196,986       $    475      $ 52,446
                                                                      ========       ========      ========
   Long-term debt:
    Revolving term loans from
     cooperative banks, payable in
     installments through 2009, when the
     balance is due(b),(e) ................   6.48% to 14.32%         $227,211       $192,005      $332,130
    Private placement, payable in equal
     installments beginning in 2008
     through 2013(c),(e) ..................             6.81%          225,000        225,000
    Industrial Revenue Bonds, payable in
     installments through 2010(d) .........   5.23% to  9.26%           27,045         36,155        42,665
    Other notes and contracts .............   4.00% to 12.00%            3,410          3,680         3,613
                                                                      --------       --------      --------
   Total long-term debt ...................                            482,666        456,840       378,408
    Less current portion ..................                             21,562         13,855        29,743
                                                                      --------       --------      --------
   Long-term portion ......................                           $461,104       $442,985      $348,665
                                                                      ========       ========      ========

------------------
(a) The Company finances its working capital needs through short-term lines of credit with banks for cooperatives and commercial banks. In June 1998, the Company established a 364-day credit facility of $400.0 million, which was renewed in May 1999, and a five-year revolving credit facility of $200.0 million, all of which is committed. On August 31, 1999, $196.0 million was outstanding on the 364-day credit facility, with no amounts outstanding on the five-year revolving credit facility as of that date.

(b) In June 1998, the Company repaid certain of its existing debt and established a new long-term credit agreement under which the term loan balance outstanding as of May 31, 1998 was repaid and partially refinanced through the new agreement. The new long-term agreement commits $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. NCRA term loans are collateralized by NCRA's investment in the cooperative bank.

(c) In June 1998, as a part of the refinancing program for the merged operations, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(d) Industrial Revenue Bonds are collateralized by property, plant and equipment, primarily energy refinery equipment, with a cost of approximately $155.9 million, $156.1 million and $156.3 million, less accumulated depreciation of approximately $97.5 million, $91.3 million and $85.7 million as of August 31, 1999 and 1998, and May 31, 1998, respectively.

(e) Restrictive covenants under various note agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

     Based on quoted market prices for the same or similar issues, the fair value of long-term debt approximates book value as of August 31, 1999 and 1998, and May 31, 1998.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 7. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
     For the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998, and 1997, the Company capitalized interest of $1.7 million, $0.4 million, $1.8 million, and $3.7 million, respectively.

     The aggregate amount of long-term debt payable as of August 31, 1999, is as follows (dollars in thousands):


  2000 .................    $ 21,562
  2001 .................      29,087
  2002 .................      17,495
  2003 .................      13,524
  2004 .................      14,561
  Thereafter ...........     386,437

8. INCOME TAXES
     The provision for income taxes for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:



                               FOR THE      FOR THE THREE      FOR THE YEARS ENDED
                             YEAR ENDED     MONTHS ENDED    -------------------------
                             AUGUST 31,      AUGUST 31,      MAY 31,      MAY 31,
                                1999            1998           1998        1997
                            ------------   --------------   ---------   ----------
                                            (DOLLARS IN THOUSANDS)
   Current ..............      $5,783         $  5,189       $17,886     $ 21,129
   Deferred .............       1,197           (2,294)        1,729       (1,849)
                               ------         --------       -------     --------
   Income taxes .........      $6,980         $  2,895       $19,615     $ 19,280
                               ======         ========       =======     ========

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                                    AUGUST 31,     AUGUST 31,      MAY 31,
                                                                       1999           1998          1998
                                                                   ------------   ------------   ----------
                                                                            (DOLLARS IN THOUSANDS)
   Deferred tax assets:
    Accrued expenses and valuation reserves ....................      $10,741        $10,017      $14,435
    Postretirement health care and pension liabilities .........        3,665          3,137        3,982
    Alternative minimum tax credit carryforward ................          883            920        1,013
    Other ......................................................        5,880          6,340        4,915
                                                                      -------        -------      -------
     Total deferred tax assets .................................       21,169         20,414       24,345
                                                                      -------        -------      -------
   Deferred tax liabilities:
    Property, plant and equipment ..............................        3,185          3,169        8,335
    Equity method investments ..................................        8,513          6,279        4,120
    Other ......................................................        3,165          3,505        6,769
                                                                      -------        -------      -------
     Total deferred tax liabilities ............................       14,863         12,953       19,224
                                                                      -------        -------      -------
   Net deferred tax asset ......................................      $ 6,306        $ 7,461      $ 5,121
                                                                      =======        =======      =======

     As of August 31, 1999, net deferred tax assets of approximately $1.6 million and $4.7 million are included in other current assets and other assets, respectively ($3.5 million and $4.0 million, respectively, as of August 31, 1998, and $1.9 million and $3.3 million, respectively, as of May 31, 1998).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES (CONTINUED)
     The reconciliation of the statutory federal income tax rate to the effective rate for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:



                                                              FOR THE      FOR THE THREE      FOR THE YEARS ENDED
                                                            YEAR ENDED     MONTHS ENDED    -------------------------
                                                            AUGUST 31,      AUGUST 31,      MAY 31,      MAY 31,
                                                               1999            1998           1998        1997
                                                           ------------   --------------   ---------   ----------
   Statutory federal income tax rate ...................        35.0%           35.0%         35.0%        35.0%
   State and local income taxes, net of federal
    income tax benefit .................................         3.9             4.1           4.2          4.2
   Patronage earnings ..................................       (24.1)          (67.4)        (29.1)       (27.5)
   Tax effect of changes in deferred patronage .........       ( 6.8)           51.3           0.5        ( 2.6)
   Rate changes on deferred tax assets and
    liabilities ........................................         0.5           (11.2)
   Other ...............................................       ( 1.0)            3.6         ( 0.6)         2.2
                                                               -----           -----         -----        -----
   Effective tax rate ..................................         7.5%           15.4%         10.0%        11.3%
                                                               =====           =====         =====        =====

     The principal differences between financial statement income and taxable income for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 are as follows:

                                                  FOR THE YEAR     FOR THE THREE          FOR THE YEARS ENDED
                                                      ENDED        MONTHS ENDED    --------------------------------
                                                   AUGUST 31,       AUGUST 31,        MAY 31,         MAY 31,
                                                      1999             1998             1998            1997
                                                 --------------   --------------   -------------   -------------
                                                                     (DOLLARS IN THOUSANDS)
   Income before income taxes ................     $  92,980        $  18,831       $  196,916      $  171,181
   Financial reporting/tax differences:
    Environmental reserves ...................         1,343             (563)           1,916            (776)
    Oil and gas activities, net ..............        18,005            8,448             (405)        (13,851)
    Energy inventory market reserves .........       (48,445)           7,150           (9,279)        (21,064)
    Other, net ...............................         9,258           12,310            2,488          25,993
    Patronage refund provisions ..............       (57,500)         (32,650)        (144,578)       (119,171)
                                                   ---------        ---------       ----------      ----------
   Taxable income ............................     $  15,641        $  13,526       $   47,058      $   42,312
                                                   =========        =========       ==========      ==========

9. EQUITIES
     PATRON'S EQUITY -- In accordance with the By-Laws and by action of the Board of Directors, annual net savings from patronage sources is distributed to consenting patrons following the close of each year and is based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The cash portion of this distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates.

     Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, allocated to members in the form of non-patronage equity certificates.

     Inactive direct members and patrons and active direct members and patrons age 61 and older on June 1, 1998 are eligible for redemption of their capital equity certificates at age 72 or death. For other

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EQUITIES (CONTINUED)
active direct members and patrons and member cooperatives, equities will be redeemed annually as determined by the Board of Directors.

     On May 31, 1997, the Company completed an offering for the sale of equity participation units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which are persons or associations of producers actually engaged in the production of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of units held. Unit holders participate in the net patronage sourced income from operations of the applicable defined business unit as patronage refunds. Retirement of patrons' equities attributable to EPUs is at the discretion of the Board of Directors, and it is the Board's goal to retire such equity on a revolving basis seven years after declaration.

     CENEX EQUITY PRIOR TO JUNE 1, 1998 -- In accordance with the Cenex By-Laws and by action of the Cenex Board of Directors, annual net savings from patronage sources was distributed to consenting patrons following the close of each year, and was based on amounts reportable for federal income tax purposes as adjusted in accordance with the Cenex By-Laws. A minimum of 20% of the patronage refund was paid in cash with the balance distributed in the form of preferred stock. The Cenex By-Laws required that annual net savings from sources other than patronage be added to the unallocated capital reserve. The Cenex By-Laws also provided that an amount equal to 10% of the distributable annual net savings from patronage sources be added to the unallocated capital reserve, until the total unallocated capital reserve reached 25% of total equities.

     The authorized preferred stock consisted of 30,000,000 shares at a par value of $25 each. The preferred stock was nonvoting and was not subject to the payment of dividends. The Articles of Incorporation provided that the preferred stock may be retired at par value at any time and in any order as determined by the Cenex Board of Directors.

     The authorized common stock consisted of 5,000 shares at a par value of $25 each. Common stock was not subject to the payment of dividends. Voting rights were limited to holders of common stock, with cooperative associates entitled to one vote for each of their registered producer members, plus one additional vote for each $1,000, or major fraction thereof, of preferred stock or equity issued as patronage.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EQUITIES (CONTINUED)
     The following is a summary of share activity for common and preferred stock of Cenex for the eight months ended May 31, 1998 and for the years ended September 30, 1997 and 1996:


                                                        COMMON       PREFERRED
                                                       --------   ---------------
   Shares outstanding, September 30, 1995 ..........      844        18,821,335
   Patronage distribution ..........................                  1,682,589
   Equities retired, net ...........................      (17)         (419,485)
   Other ...........................................                    (33,115)
                                                          ---        ----------
   Shares outstanding, September 30, 1996 ..........      827        20,051,324
   Patronage distribution ..........................                  2,115,756
   Equities retired, net ...........................      (13)       (1,059,461)
   Other ...........................................                   (107,515)
                                                          ---        ----------
   Shares outstanding, September 30, 1997 ..........      814        21,000,104
   Patronage distribution ..........................                  2,578,292
   Equities retired, net ...........................      (31)       (1,254,979)
   Other ...........................................                   (201,856)
                                                          ---        ----------
   Shares outstanding, May 31, 1998 ................      783        22,121,561
                                                          ===        ==========

     HARVEST STATES COOPERATIVES EQUITY PRIOR TO JUNE 1, 1998 -- In accordance with the Harvest States Cooperatives By-Laws and by action of the Harvest States Cooperatives Board of Directors, annual net earnings from patronage sources were distributed to consenting patrons following the close of each year and were based on amounts reportable for federal income tax purposes as adjusted in accordance with the Harvest States Cooperatives By-Laws. The cash portion of the distribution was determined annually by the Harvest States Cooperatives Board of Directors, with the balance issued in the form of capital equity certificates.

     Annual net earnings from sources other than patronage were added to the unallocated capital reserve or, upon action by the Harvest States Cooperatives Board of Directors, allocated to members in the form of nonpatronage certificates.

     The Harvest States Cooperatives Board of Directors authorized the redemption of capital equity certificates held by patrons who were 72 years of age and those held by estates of deceased patrons. The Harvest States Cooperatives Board of Directors also authorized the redemption of nonpatronage certificates held by estates of deceased patrons.

     DEFERRED PATRONAGE -- The Company follows the practice of accounting for deferred patronage charges and credits in a separate equity account instead of including such amounts in the unallocated capital reserve. Deferred patronage results from the fact that patronage distributions are primarily determined on the basis of taxable income rather than net income as reported in the consolidated financial statements. Deferred patronage consists of items which have been included in the computation of net income for financial statement purposes, but not for income tax or patronage purposes. As the items reverse, patronage refunds and deferred patronage are affected.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Effective June 1, 1998, the Company adopted SFAS No. 132, a new standard on disclosure requirements related to pension and other postretirement benefits. Accordingly, disclosures related to all periods prior to the three months ended August 31,1998, have been restated in accordance with this new standard.


                                              PENSION BENEFITS                          OTHER BENEFITS
                                  ---------------------------------------- ----------------------------------------
                                                FOR THE THREE
                                     FOR THE       MONTHS        FOR THE      FOR THE    FOR THE THREE    FOR THE
                                   YEAR ENDED       ENDED      YEAR ENDED   YEAR ENDED    MONTHS ENDED   YEAR ENDED
                                   AUGUST 31,    AUGUST 31,      MAY 31,    AUGUST 31,     AUGUST 31,     MAY 31,
                                      1999          1998          1998         1999           1998          1998
                                  ------------ -------------- ------------ ------------ --------------- -----------
                                                               (DOLLARS IN THOUSANDS)
Change in benefit obligation:
 Benefit obligation at
  beginning of period ...........  $ 265,045     $ 245,444     $ 219,869    $  23,474      $  22,210     $  21,298
 Service cost ...................      8,733         5,212         7,046        1,421            387           727
 Interest cost ..................     17,817        11,771        16,275        1,769            956         1,525
 Plan participants'
  contributions .................                                                                131
 Plan amendments ................     10,673           772           247         (630)            --
 Actuarial (gain) loss ..........     (8,322)        6,021        18,275        3,993            517           (38)
 Assumption change ..............     (6,103)        5,348                       (146)           326
 Settlements ....................        275
 Special termination
  benefits ......................                      674
 Benefits paid ..................    (21,467)      (10,197)      (16,268)      (1,338)        (1,053)       (1,302)
                                   ---------     ---------     ---------    ---------      ---------     ---------
 Benefit obligation at end
  of period .....................  $ 266,651     $ 265,045     $ 245,444    $  28,543      $  23,474     $  22,210
                                   =========     =========     =========    =========      =========     =========
Change in plan assets:
 Fair value of plan assets at
  beginning of period ...........  $ 241,949     $ 252,659     $ 211,845
 Actual return on plan
  assets ........................     35,622        (6,263)       47,549
 Company contributions ..........      3,256         5,750         9,419    $   1,338      $     922     $   1,302
 Participants' contributions ....                                                                131
 Net transfers ..................                                    114
 Benefits paid ..................    (21,467)      (10,197)      (16,268)      (1,338)        (1,053)       (1,302)
                                   ---------     ---------     ---------    ---------      ---------     ---------
 Fair value of plan assets at
  end of period .................  $ 259,360     $ 241,949     $ 252,659    $      --      $      --     $      --
                                   =========     =========     =========    =========      =========     =========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)



                                                   PENSION BENEFITS                              OTHER BENEFITS
                                       -----------------------------------------   -------------------------------------------
                                        AUGUST 31,     AUGUST 31,      MAY 31,      AUGUST 31,     AUGUST 31,       MAY 31,
                                           1999           1998           1998          1999           1998            1998
                                       ------------   ------------   -----------   ------------   ------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Funded status ......................    $  (7,291)     $ (23,096)     $  7,215      $ (28,543)     $ (23,474)      $ (22,210)
Employer contributions after
 measurement date ..................        5,331                        3,336            200             97             102
Unrecognized actuarial loss
 (gain) ............................       27,869         59,511        27,746         (2,341)        (6,372)         (7,487)
Unrecognized transition (asset)
 obligation ........................       (2,690)        (3,938)       (5,081)        13,004         13,941          14,444
Unrecognized prior service cost            10,386            524           (34)          (592)             3               2
                                        ---------      ---------      --------      ---------      ---------       ---------
Prepaid benefit (accrued) cost .....    $  33,605      $  33,001      $ 33,182      $ (18,272)     $ (15,805)      $ (15,149)
                                        =========      =========      ========      =========      =========       =========
Amounts recognized on balance
 sheets consist of:
 Prepaid benefit cost ..............    $  42,099      $  41,554      $ 36,493
 Accrued benefit liability .........      (13,158)        (9,396)       (4,609)     $ (18,272)     $ (15,805)      $ (15,149)
 Intangible asset ..................        3,272            350           816
 Accumulated other
  comprehensive loss ...............        1,392            493           482
                                        ---------      ---------      --------      ---------      ---------       ---------
 Net amount recognized .............    $  33,605      $  33,001      $ 33,182      $ (18,272)     $ (15,805)      $ (15,149)
                                        =========      =========      ========      =========      =========       =========

     For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 1999. The rate was assumed to decrease gradually to 6% for 2003 and remain at that level thereafter.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)



                                                         PENSION BENEFITS
                                        -----------------------------------------------------
                                                         FOR THE
                                           FOR THE    THREE MONTHS     FOR THE YEARS ENDED
                                         YEAR ENDED       ENDED     -------------------------
                                         AUGUST 31,    AUGUST 31,      MAY 31,      MAY 31,
                                            1999          1998          1998         1997
                                        ------------ -------------- ------------ ------------
                                                        (DOLLARS IN THOUSANDS)
Components of net periodic
 benefit cost:
 Service cost ......................... $ 8,733        $    5,212   $ 7,046      $ 7,474
 Interest cost ........................  17,817            11,771    16,275       16,209
 Expected return on assets ............ (26,552)          (14,809)  (18,199)     (17,788)
 Prior service cost
  amortization . ......................     812               214       189          252
 Actuarial loss (gain)
  amortization ........................   8,145               671     1,307        1,456
 Transition amount
  amortization ........................  (1,248)           (1,143)   (2,506)      (2,507)
 Special termination benefits .........                       674
                                        -------        ----------   -------      -------
 Net periodic benefit cost ............ $ 7,707        $    2,590   $ 4,112      $ 5,096
 Additional expense due to
  settlement of retiree
  obligation ..........................     275                                    1,168
                                        -------        ----------   -------      -------
 Net periodic benefit cost ............ $ 7,982        $    2,590   $ 4,112      $ 6,264
                                        =======        ==========   =======      =======
Weighted-average assumptions:
 Discount rate ........................    7.30%             6.83%     7.25%        7.65%
 Expected return on plan assets .......    8.50%             8.63%     8.40%        8.25%
 Rate of compensation increase ........    5.00%             5.02%     5.08%        5.17%



[WIDE TABLE CONTINUED FROM ABOVE]

                                                            OTHER BENEFITS
                                        ----------------------------------------------------
                                                          FOR THE
                                           FOR THE     THREE MONTHS     FOR THE YEARS ENDED
                                          YEAR ENDED       ENDED     ------------------------
                                          AUGUST 31,    AUGUST 31,      MAY 31,     MAY 31,
                                             1999          1998          1998        1997
                                        ------------- -------------- ------------ ----------
                                                         (DOLLARS IN THOUSANDS)
Components of net periodic
 benefit cost:
 Service cost .........................    $1,421        $  387         $  727      $  598
 Interest cost ........................     1,769           956          1,525       1,620
 Expected return on assets ............
 Prior service cost
  amortization . ......................       (38)           (1)             1
 Actuarial loss (gain)
  amortization ........................       (82)         (268)          (354)       (210)
 Transition amount
  amortization ........................       936           503            937         936
 Special termination benefits .........
                                           ------        -------        ------      ------
 Net periodic benefit cost ............    $4,006       $ 1,577         $2,836      $2,944
 Additional expense due to
  settlement of retiree
  obligation ..........................
                                           ------        -------        ------      ------
 Net periodic benefit cost ............    $4,006       $ 1,577         $2,836      $2,944
                                           ======       =======         ======      ======
Weighted-average assumptions:
 Discount rate ........................      7.30%         6.85%          7.42%       7.75%
 Expected return on plan assets .......       N/A           N/A            N/A         N/A
 Rate of compensation increase ........      5.00%         4.90%          5.13%       5.25%

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 1999 and 1998, and May 31, 1998.


                                               AUGUST 31,     AUGUST 31,      MAY 31,
                                                  1999           1998          1998
                                              ------------   ------------   ----------
                                                        (DOLLARS IN THOUSANDS)
   Projected benefit obligation ...........      $25,264        $22,268      $17,749
   Accumulated benefit obligation .........       19,746         17,002       13,387
   Fair value of plan assets ..............        8,092          7,604        7,868

     The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

     The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were approximately $4.5 million, $1.1 million, $4.2 million and $3.9 million for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                            1% POINT      1% POINT
                                                            INCREASE      DECREASE
                                                           ----------   -----------
                                                            (DOLLARS IN THOUSANDS)
   Effect on total of services and interest
    cost components ....................................     $  327      $   (277)
   Effect on postretirement benefit obligation .........      2,111        (1,819)

11. SEGMENT REPORTING
     The Company's businesses are organized, managed and internally reported as four segments. These segments, which are based on products and services, include agronomy, energy, grain marketing and farm marketing & supply and processed grain and consumer products. Due to cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information presented.

     Segment information for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:

                                                                                           PROCESSED
                                                                       GRAIN MARKETING     GRAIN AND
                                                                          AND FARM         CONSUMER
                                          AGRONOMY       ENERGY      MARKETING & SUPPLY    PRODUCTS       OTHER          TOTAL
                                        ------------ -------------- -------------------- ------------ ------------- --------------
                                                                          (DOLLARS IN THOUSANDS)
For the year ended August 31,
 1999:
Net sales .............................  $ 593,927    $ 1,345,772       $ 3,857,042       $ 531,877                  $ 6,328,618
Patronage dividends ...................        184         (1,236)            7,109            (492)    $     311          5,876
Other revenues ........................     (4,313)           924            72,506          12,197        18,717        100,031
                                         ---------    -----------       -----------       ---------     ---------    -----------
                                           589,798      1,345,460         3,936,657         543,582        19,028      6,434,525
Cost of goods sold ....................    558,536      1,228,472         3,844,974         508,598                    6,140,580
Marketing, general and
 administrative .......................     16,605         47,536            48,965          17,854        17,550        148,510
Interest ..............................      1,413         16,584            18,378           6,561          (498)        42,438
Minority interests ....................                     9,889                                             128         10,017
                                         ---------    -----------       -----------       ---------     ---------    -----------
Income before income taxes ............  $  13,244    $    42,979       $    24,340       $  10,569     $   1,848    $    92,980
                                         =========    ===========       ===========       =========     =========    ===========
Total identifiable assets .............  $ 361,381    $ 1,112,127       $   780,973       $ 293,499     $ 239,684    $ 2,787,664
                                         =========    ===========       ===========       =========     =========    ===========
For the three months ended
 August 31, 1998:
Net sales .............................  $  91,231    $   343,747       $   937,630       $ 145,645                  $ 1,518,253
Patronage dividends ...................                        51             4,913                     $     147          5,111
Other revenues ........................                        25            12,651           1,888         4,707         19,271
                                         ---------    -----------       -----------       ---------     ---------    -----------
                                            91,231        343,823           955,194         147,533         4,854      1,542,635
Cost of goods sold ....................     86,377        306,768           941,380         138,718                    1,473,243
Marketing, general and
 administrative .......................      3,813         12,340            10,633           3,937         4,275         34,998
Interest ..............................         78          4,389             6,193           1,208           443         12,311
Minority interests ....................                     3,260               (72)                           64          3,252
                                         ---------    -----------       -----------       ---------     ---------    -----------
Income (loss) before income taxes .....  $     963    $    17,066       $    (2,940)      $   3,670     $      72    $    18,831
                                         =========    ===========       ===========       =========     =========    ===========
Total identifiable assets .............  $ 314,469    $   943,004       $   693,567       $ 296,340     $ 221,723    $ 2,469,103
                                         =========    ===========       ===========       =========     =========    ===========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SEGMENT REPORTING (CONTINUED)



                                                                                       PROCESSED
                                                                   GRAIN MARKETING     GRAIN AND
                                                                      AND FARM         CONSUMER
                                     AGRONOMY         ENERGY    MARKETING & SUPPLY     PRODUCTS       OTHER         TOTAL
                                     ------------ ------------- -------------------- ------------ ------------- -------------
                                                                      (DOLLARS IN THOUSANDS)
For the year ended May 31, 1998:
Net sales ..........................  $ 696,441    $1,858,069        $ 5,175,616      $ 615,049                  $8,345,175
Patronage dividends ................     57,552         1,276             11,136                    $     423        70,387
Other revenues .....................                      434             71,767         10,284        16,035        98,520
                                      ---------    ----------        -----------      ---------     ---------   -----------
                                        753,993     1,859,779          5,258,519        625,333        16,458     8,514,082
Cost of goods sold .................    662,238     1,739,809          5,179,290        568,268                   8,149,605
Marketing, general and
  administrative ...................     14,637        42,637             39,265         13,830        15,692       126,061
Interest ...........................         43        15,163             15,741          4,143          (470)       34,620
Minority interests .................                    6,749                                             131         6,880
                                      ---------    ----------        -----------      ---------     ---------   -----------
Income before income taxes .........  $  77,075    $   55,421        $    24,223      $  39,092     $   1,105    $  196,916
                                      =========    ==========        ===========      =========     =========    ==========
Total identifiable assets ..........  $ 319,217    $  988,674        $   643,044      $ 287,399     $ 198,181    $2,436,515
                                      =========    ==========        ===========      =========     =========   ===========
For the year ended May 31, 1997:
Net sales ..........................  $ 683,429    $1,676,842        $ 6,567,680      $ 730,101                  $9,658,052
Patronage dividends ................     55,615         2,114             12,738                    $     603        71,070
Other revenues .....................        751         1,709             64,256          1,019        17,655        85,390
                                      ---------    ----------        -----------      ---------     ---------   -----------
                                        739,795     1,680,665          6,644,674        731,120        18,258     9,814,512
Cost of goods sold .................    652,552     1,578,503          6,573,160        671,467                   9,475,682
Marketing, general and
  administrative ...................     13,082        43,206             36,881         13,704        19,424       126,297
Interest ...........................         14        11,814             16,423          6,453        (1,336)       33,368
Minority interests .................                    7,854                                             130         7,984
                                      ---------    ----------        -----------      ---------     ---------   -----------
Income before income taxes .........  $  74,147    $   39,288        $    18,210      $  39,496     $      40    $  171,181
                                      =========    ==========        ===========      =========     =========   ===========

     Assets included in other primarily consisted of intercompany transactions and corporate facilities.


12. COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL -- The Company is required to comply with various environmental laws and regulations incident to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the future costs of remediation of identified issues, which are included in cost of goods sold in the consolidated statements of operations. Additional costs for matters which may be identified in the future cannot be presently determined; while the resolution of any such matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes any such matters will not have a material adverse effect on the consolidated financial position of the Company.

     OTHER LITIGATION AND CLAIMS -- The Company is involved as a defendant in various lawsuits, claims and disputes which are in the normal course of the Company's business. The resolution of any such matters may have an impact on the Company's consolidated financial results for a particular reporting period; however, management believes any resulting liability will not have a material adverse effect on the consolidated financial position of the Company.

     INTERNAL REVENUE SERVICE -- Certain income tax returns have been reviewed by the Internal Revenue Service and various state tax authorities. In connection with these reviews, certain adjustments have been proposed which, if upheld, could result in additional tax liability to the Company. While the

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)


outcome of any proposed adjustments may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that any tax assessment which may result from these adjustments will not have a material adverse effect on the consolidated financial position of the Company.

     GRAIN STORAGE -- As of August 31, 1999 and 1998, and May 31, 1998, the Company stored grain and processed grain products for others totaling $99.4 million, $111.5 million, and $81.6 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company's inventories.

     LINES OF CREDIT -- The Company is a guarantor for lines of credit for related companies totaling up to $28.1 million, of which $5.8 million was outstanding as of August 31, 1999. All outstanding loans with respective creditors are current as of August 31, 1999.

     LEASE COMMITMENTS -- The Company leases approximately 4,200 rail cars with remaining lease terms of one to 10 years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was approximately $29.8 million, $8.6 million, $30.5 million and $30.0 million for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively. Mileage credits and sublease income were approximately $12.8 million, $4.7 million, $14.2 million and $13.6 million for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively.

     Minimum future lease payments required under noncancellable operating leases as of August 31, 1999 are as follows:


                                                                               EQUIPMENT
                                                    RAIL CARS     VEHICLES     AND OTHER       TOTAL
                                                   -----------   ----------   -----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
   2000 ........................................     $17,734      $ 8,723       $11,498      $ 37,955
   2001 ........................................      12,551        6,670        11,091        30,312
   2002 ........................................      10,182        4,552        10,652        25,386
   2003 ........................................       7,136        2,851         9,487        19,474
   2004 ........................................       3,233        1,050         8,090        12,373
   Thereafter ..................................       7,157          271         7,846        15,274
                                                     -------      -------       -------      --------
   Total minimum future lease payments .........     $57,993      $24,117       $58,664      $140,774
                                                     =======      =======       =======      ========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
     Additional information concerning supplemental disclosures of cash flow activities for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:



                                                           FOR THE      FOR THE THREE        FOR THE YEARS ENDED
                                                         YEAR ENDED     MONTHS ENDED    ----------------------------
                                                         AUGUST 31,      AUGUST 31,       MAY 31,       MAY 31,
                                                            1999            1998            1998          1997
                                                        ------------   --------------   -----------   -----------
                                                                         (DOLLARS IN THOUSANDS)
Net cash paid during the period for:
 Interest ...........................................     $ 42,765        $ 10,851       $ 36,632      $ 36,283
 Income taxes .......................................        8,161           8,248         21,409        16,448
Significant noncash transactions:
 Noncash patronage refunds issued from prior
  year's earnings ...................................       99,052                         84,089        72,891
 Noncash nonpatronage certificates issued from
  prior year's earnings .............................        7,998                          6,863         6,115
 Capital equity certificates issued in exchange for
  elevator properties ...............................       14,714             911         10,561         4,986
 Capital equity certificates exchanged for EPUs .....                                                     2,035

     Summarized financial information of Cenex for the period October 1, 1997 through May 31, 1998 is as follows (dollars in thousands):


   Net sales .....................    $1,798,219
   Net income ....................        62,776
   Cash flows from:
    Operating activities .........        83,118
    Investing activities .........       (49,666)
    Financing activities .........       (18,718)

14. SUBSEQUENT EVENT
     During September 1999, the Boards of Directors of Cenex Harvest States Cooperatives and Farmland Industries, Inc. (Farmland) approved a Transaction Agreement to unify the two cooperatives. The Transaction Agreement has not yet been approved by the members of either cooperative.

     On September 1, 1999, NCRA and Farmland formed Cooperative Refining, LLC, (Cooperative Refining) a joint venture established to operate and manage the refineries of NCRA and Farmland. In conjunction with the formation of Cooperative Refining, NCRA contributed certain assets, primarily inventories, to Cooperative Refining in exchange for its ownership interest and entered into certain leases and product purchase agreements with Cooperative Refining.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. UNAUDITED INTERIM INFORMATION
     As discussed in Note 1, effective June 1, 1998, Harvest States Cooperatives merged with Cenex, Inc. to form Cenex Harvest States Cooperatives. Prior to the merger, Harvest States Cooperatives' year end was May 31. Cenex's year end was September 30 and subsequent to the merger, the Company changed its fiscal year end to August 31. Therefore, the transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows:


                                                                UNAUDITED
                                                         -----------------------
                                                          (DOLLARS IN THOUSANDS)
   Revenues:
    Grain and oilseed ................................         $1,030,047
    Energy ...........................................            414,948
    Processed grain and oilseed ......................            130,770
    Feed and farm supplies ...........................            126,568
    Agronomy .........................................            138,673
                                                               ----------
                                                               $1,841,006
                                                               ----------
   Cost of goods sold ................................         $1,780,171
   Income taxes ......................................              8,865
   Net income ........................................             35,211
   Net cash provided by operating activities .........            126,038
   Net cash used in investing activities .............            (24,507)
   Net cash used in financing activities .............           (130,251)

                       REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Members and Patrons of Cenex Harvest States Cooperatives:

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, equities and comprehensive income and cash flows present fairly, in all material respects, the financial position of Cenex Harvest States Cooperatives and subsidiaries as of August 31, 1999 and 1998, and May 31, 1998, and the results of their operations and their cash flows for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated balance sheet as of May 31, 1998, and the consolidated statements of operations, equities and comprehensive income and cash flows for the years ended May 31, 1998 and 1997, give retroactive effect to the merger of Harvest States Cooperatives and CENEX, Inc. on June 1, 1998, in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Harvest States Cooperatives, which statements reflect approximately 38% of total assets as of May 31, 1998, and approximately 29% and 31% of net income for the years ended May 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Harvest States Cooperatives, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                                    PRICEWATERHOUSECOOPERS LLP
                                                        Minneapolis, Minnesota
October 29, 1999

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                                BALANCE SHEETS




                                                             AUGUST 31
                                                      -----------------------
                                                                                  MAY 31,
                                                         1999         1998         1998
                                                      ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Receivables ......................................    $24,650      $28,703      $32,585
 Inventories ......................................     17,084       18,569       23,759
 Other current assets .............................                                  185
                                                       -------      -------      -------
   Total current assets ...........................     41,734       47,272       56,529
Property, plant and equipment .....................     39,001       35,596       34,953
                                                       -------      -------      -------
   TOTAL ASSETS ...................................    $80,735      $82,868      $91,482
                                                       =======      =======      =======
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY
CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $ 9,546      $15,071      $22,891
 Accounts payable .................................      5,768        7,547        8,867
 Accrued expenses .................................      4,227        1,773        1,660
                                                       -------      -------      -------
   Total current liabilities ......................     19,541       24,391       33,418
Commitments and contingencies
Defined business unit equity ......................     61,194       58,477       58,064
                                                       -------      -------      -------
   TOTAL LIABILITIES AND DEFINED BUSINESS
    UNIT EQUITY ...................................    $80,735      $82,868      $91,482
                                                       =======      =======      =======

    The accompanying notes are an integral part of the financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                           STATEMENTS OF OPERATIONS




                                                      FOR THE      FOR THE THREE        FOR THE YEARS ENDED
                                                    YEAR ENDED     MONTHS ENDED    ----------------------------
                                                    AUGUST 31,      AUGUST 31,       MAY 31,       MAY 31,
                                                       1999            1998            1998          1997
                                                   ------------   --------------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
REVENUES:
 Processed oilseed sales .......................     $358,042        $ 98,919       $410,386      $441,738
 Other revenue (expense) .......................           30           1,115          1,746        (1,660)
                                                     --------        --------       --------      --------
                                                      358,072         100,034        412,132       440,078
                                                     --------        --------       --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................      338,386          95,304        379,272       405,791
 Marketing, general and administrative .........        5,095           1,257          4,730         4,342
 Interest ......................................          557             251            380           322
                                                     --------        --------       --------      --------
                                                      344,038          96,812        384,382       410,455
                                                     --------        --------       --------      --------
INCOME BEFORE INCOME TAXES .....................       14,034           3,222         27,750        29,623
PROVISIONS FOR INCOME TAXES ....................          800             525          1,825         2,100
                                                     --------        --------       --------      --------
NET INCOME .....................................     $ 13,234        $  2,697       $ 25,925      $ 27,523
                                                     ========        ========       ========      ========

    The accompanying notes are an integral part of the financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                      STATEMENTS OF DEFINED BUSINESS UNIT
                        EQUITY AND COMPREHENSIVE INCOME
           FOR THE YEAR ENDED AUGUST 31, 1999, FOR THE THREE MONTHS
      ENDED AUGUST 31, 1998 AND FOR THE YEARS ENDED MAY 31, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)



BALANCE, MAY 31, 1996 ............................................    $  53,391
 Net and comprehensive income ....................................       27,523
 Divisional equity distributed to the Company ....................      (27,523)
                                                                      ---------
BALANCE, MAY 31, 1997 ............................................       53,391
 Net and comprehensive income ....................................       25,925
 Defined Business Unit equity distributed to the Company .........      (21,252)
                                                                      ---------
BALANCE, MAY 31, 1998 ............................................       58,064
 Net and comprehensive income ....................................        2,697
 Defined Business Unit equity distributed to the Company .........       (2,284)
                                                                      ---------
BALANCE, AUGUST 31, 1998 .........................................       58,477
 Net and comprehensive income ....................................       13,234
 Defined Business Unit equity distributed to the Company .........      (10,517)
                                                                      ---------
BALANCE, AUGUST 31, 1999 .........................................    $  61,194
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                           STATEMENTS OF CASH FLOWS




                                                           FOR THE      FOR THE THREE        FOR THE YEARS ENDED
                                                         YEAR ENDED     MONTHS ENDED    -----------------------------
                                                         AUGUST 31,      AUGUST 31,       MAY 31,        MAY 31,
                                                            1999            1998            1998          1997
                                                        ------------   --------------   -----------   ------------
                                                                          (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................    $  13,234       $   2,697       $  25,925     $  27,523
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation .....................................        2,330             551           2,021         1,777
   Loss (gain) on sale of property, plant and
    equipment .......................................          204                            (658)        2,045
 Changes in operating assets and liabilities:
   Receivables ......................................        4,053           3,882           1,584       (11,374)
   Inventories ......................................        1,485           5,190            (908)        3,385
   Other current assets .............................                          185           2,125        (1,999)
   Accounts payable and accrued expenses ............          675          (1,207)         (2,913)        2,201
                                                         ---------       ---------       ---------     ---------
   Net cash provided by operating activities ........       21,981          11,298          27,176        23,558
                                                         ---------       ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of property,  plant
  and equipment .....................................                                       10,723
 Acquisition of property, plant and
  equipment .........................................       (5,939)         (1,195)        (13,953)      (12,137)
                                                         ---------       ---------       ---------     ---------
   Net cash used in investing activities ............       (5,939)         (1,195)         (3,230)      (12,137)
                                                         ---------       ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in due to Cenex Harvest States
  Cooperatives ......................................       (5,525)         (7,819)         (2,694)       16,102
 Defined Business Unit equity distributed to
  the Company .......................................      (10,517)         (2,284)        (21,252)      (27,523)
                                                         ---------       ---------       ---------     ---------
   Net cash used in financing activities ............      (16,042)        (10,103)        (23,946)      (11,421)
                                                         ---------       ---------       ---------     ---------
INCREASE (DECREASE) IN CASH .........................           --              --              --            --
CASH AT BEGINNING OF PERIOD .........................           --              --              --            --
                                                         ---------       ---------       ---------     ---------
CASH AT END OF PERIOD ...............................           --              --              --            --
                                                         =========       =========       =========     =========

    The accompanying notes are an integral part of the financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' Oilseed Processing and Refining Defined Business Unit (the Defined Business
Unit) is a defined business unit of Cenex Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates a single soybean crushing and oil refining plant in Mankato, Minnesota and serves customers throughout the United States.

     Effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. As a result of the merger, the Defined Business Unit became a defined business unit of Cenex Harvest States Cooperatives at that date.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES AND HEDGING -- Oilseed and processed oilseed products are stated at market, including adjustments for open purchase, sales and futures contracts and deferral of profit on processed oilseed products.

     The Defined Business Unit follows the general policy of hedging its oilseed inventories and unfilled orders for oilseed products to the extent considered practicable to minimize risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, purchase commitments and sales commitments, however, may not be completely hedged due, in part, to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to the Defined Business Unit's assessment of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Defined Business Unit to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Defined Business Unit manages its risk by entering into purchase contracts with preapproved producers and companies and by establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of applicable creditworthiness, as internally evaluated.

     In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a new standard related to the accounting for derivative transactions and hedging activities. In July 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact the financial results of the Defined Business Unit, it is currently evaluating the reporting requirements under this new standard.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations.

     Management periodically reviews the carrying value of property, plant and equipment for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     INCOME TAXES -- Net income generated on oilseed purchased by the Defined Business Unit from nonmembers is characterized as nonpatronage income and is, therefore, taxable. Net income generated on oilseed purchased from the Company and holders of Equity Participation Units (EPUs) is considered

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of such income is considered nonpatronage and is, therefore, taxable.

     Results of operations of the Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes as calculated on an individual company basis for each of its defined business units and divisions.

     REVENUE RECOGNITION -- Sales of processed oilseeds are recognized upon shipment to customers, net of freight charges.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. RECEIVABLES
     Receivables at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                     AUGUST 31,     AUGUST 31,      MAY 31,
                                                        1999           1998          1998
                                                    ------------   ------------   ----------
   Trade ........................................      $25,045        $29,098      $32,980
   Less allowance for doubtful accounts .........          395            395          395
                                                       -------        -------      -------
                                                       $24,650        $28,703      $32,585
                                                       =======        =======      =======

     Sales to one customer accounted for 25% of total sales for the year ended August 31, 1999. Sales to two customers accounted for 25% and 10% of total sales for the three months ended August 31, 1998 and for the year ended May 31, 1998, and 25% and 11% of total sales for the year ended May 31, 1997.


3. INVENTORIES
     Inventories at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                           AUGUST 31,     AUGUST 31,      MAY 31,
                                              1999           1998          1998
                                          ------------   ------------   ----------
   Processed oilseed products .........      $11,918        $17,857      $16,833
   Oilseed ............................        5,166            712        6,926
                                             -------        -------      -------
                                             $17,084        $18,569      $23,759
                                             =======        =======      =======

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

4. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                        ESTIMATED
                                                       USEFUL LIFE     AUGUST 31,     AUGUST 31,      MAY 31,
                                                         IN YEARS         1999           1998          1998
                                                      -------------   ------------   ------------   ----------
   Land ...........................................                      $ 2,096        $   763      $   763
   Elevators, crushing plant and refinery .........     15 to 20          23,270         22,103       22,103
   Machinery and equipment ........................      5 to 18          56,266         51,565       51,565
   Furniture and fixtures .........................      3 to 12             424            379          379
   Other ..........................................      5 to 12              71            103          103
   Construction in progress .......................                        3,741          5,626        4,432
                                                                         -------        -------      -------
                                                                          85,868         80,539       79,345
   Less accumulated depreciation ..................                       46,867         44,943       44,392
                                                                         -------        -------      -------
                                                                         $39,001        $35,596      $34,953
                                                                         =======        =======      =======

5. DUE TO CENEX HARVEST STATES COOPERATIVES
     The Defined Business Unit satisfies its working capital needs through borrowings, both long- and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this arrangement at August 31, 1999 and 1998, and May 31, 1998 totaled $9,546, $15,071 and
$22,891, respectively.

     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 5.8% for the year ended August 31, 1999, for the three months ended August 31, 1998, and for each of the years ended May 31, 1998 and 1997. Amounts due from the Company receive interest in the same manner at the same rate.

     Long-term borrowings, if needed, could be obtained at the Company's long-term borrowing rate. No long-term borrowings were outstanding at August 31, 1999 and 1998, and at May 31, 1998.


6. DEFINED BUSINESS UNIT EQUITY
     On May 31, 1997, the Company completed an offering for the sale of EPUs in its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which are persons or associations of producers engaged in the production of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of soybeans equal to the number of units held. Unit holders participate in the net patronage sourced income from operations of the Oilseed Processing and Refining Defined Business Unit as patronage refunds distributed by the Company. EPUs represent an ownership interest in the Company, not the Defined Business Unit.


7. RETIREMENT PLANS
     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

7. RETIREMENT PLANS (CONTINUED)
assets consist principally of corporate obligations, U.S. government bonds, money market funds and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, were approximately $538, $135, $120 and $147, respectively.

     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at August 31, 1999 and 1998, and May 31, 1998 for the Company's plan is as follows:


                                                                          AUGUST 31,     AUGUST 31,      MAY 31,
                                                                             1999           1998          1998
                                                                         ------------   ------------   ----------
   Projected benefit obligation for service rendered to date .........     $196,034        $92,854      $94,075
   Plan assets at fair value .........................................      175,376         84,961       86,889

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.0% and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the year ended August 31, 1999, and 8.5% for all other periods.


8. POSTRETIREMENT MEDICAL AND OTHER BENEFITS
     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 1999 and 1998, and May 31, 1998:


                                                                       AUGUST 31,     AUGUST 31,      MAY 31,
                                                                          1999           1998          1998
                                                                      ------------   ------------   ----------
   Total postretirement benefit obligation ........................    $  23,290       $ 10,408      $ 10,261
   Unrecognized transition obligation .............................      (10,158)        (7,835)       (7,970)
   Unrecognized net gains .........................................        2,026          1,864         1,850
                                                                       ---------       --------      --------
   Accrued postretirement medical and other benefit costs .........    $  15,158       $  4,437      $  4,141
                                                                       =========       ========      ========

     The net periodic costs billed to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 were approximately $258, $87, $246 and $229, respectively.

     The calculations assumed a discount rate of 7.0% for the year ended August 31, 1999, and for the three months ended August 31, 1998, and 7.75% for the year ended May 31, 1998, and a health care cost trend rate of 8.0% for the year ending August 31, 1999, declining to 6.0% for 2004 and remaining at that level thereafter.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

9. INCOME TAXES
     A reconciliation of the statutory federal tax rate to the effective rate for the year ended August31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:


                                                          AUGUST 31,     AUGUST 31,     MAY 31,      MAY 31,
                                                             1999           1998          1998        1997
                                                         ------------   ------------   ---------   ----------
   Statutory federal income tax rate .................        35.0%          35.0%        35.0%        35.0%
   State and local income taxes, net of federal income
     tax benefit .....................................         4.1            4.1          5.0          4.9
   Patronage earnings ................................       (33.4)         (23.2)       (32.7)       (32.6)
   Other, net ........................................                         .4        (  .7)       (  .2)
                                                             -----         -----        -----        -----
   Effective rate ....................................         5.7%          16.3%         6.6%         7.1%
                                                             =====          =====        =====        =====

     The Defined Business Unit has no significant deferred income tax assets or liabilities.


10. COMMITMENTS AND CONTINGENCIES
     Noncancellable operating leases for approximately 389 rail cars with remaining lease terms of one to fifteen years are used by the Defined Business Unit. In September 1997, the Defined Business Unit (the Lessee) entered into a sales leaseback agreement. After 111 months, the Lessee has the option to: (i) purchase the equipment at fair market value; (ii) continue the lease; or (iii) return the equipment to the Lessor and pay a maximum termination fee of $719 contingent upon the Lessor's inability to recover the full value of the equipment, as determined from the casualty loss value schedule in the lease agreement. After 120months, the Lessee has the option to: (i) purchase the equipment at fair market value, limited to 10% of the net equipment cost at lease inception; (ii) renew the lease for a period of 36 months; or (iii) return the equipment to the Lessor.

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $3,326, $933, $2,717 and $1,945 for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively.

     Minimum future rental payments due under noncancellable operating leases at August 31, 1999 are as follows:


  2000 ..........................    $ 3,340
  2001 ..........................      3,024
  2002 ..........................      2,798
  2003 ..........................      2,657
  2004 ..........................      2,361
  2005 and thereafter ...........     11,825
                                     -------
                                     $26,005
                                     =======

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

     At August 31, 1999, the operations of the Defined Business Unit had outstanding oilseed purchase contracts of 686,563 bushels at prices ranging from $4.39 per bushel to $5.63 per bushel, and outstanding

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) oil purchase contracts of 533,288,016 pounds at prices ranging from $0.1357per pound to $0.2621 per pound. In addition, the operations of the Defined Business Unit had outstanding sales contracts totaling approximately $125,369.

     In connection with the Defined Business Unit's proposed construction of a crushing plant in Fairmont, Minnesota, the City of Fairmont paid $897 to the Defined Business Unit. The Defined Business Unit will have to repay this amount to the City of Fairmont in the event it does not meet specified construction target dates. Therefore, this payment has been included in accrued expenses on the balance sheet at August 31, 1999.


11. RELATED PARTY TRANSACTIONS
     Revenues for the year ended August 31, 1999, the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, include $94,072, $22,908, $101,440 and $110,679, respectively, to related parties, primarily the Company.

     The Defined Business Unit purchases a portion of its soybeans from the Company. Included in cost of goods sold for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, were $18,180, $5,110, $19,875 and $5,726, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its defined business units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, were $900, $225, $900 and $825, respectively.


12. SUPPLEMENTAL CASH FLOW INFORMATION
     Additional information concerning supplemental disclosures of cash flow activities are as follows for the year ended August 31, 1999, for the three months ended August 31, 1998 and for the years ended May 31, 1998 and 1997:


                                              AUGUST 31,     AUGUST 31,     MAY 31,     MAY 31,
                                                 1999           1998          1998       1997
                                             ------------   ------------   ---------   --------
   Net cash paid to the Company during the
   period for:
    Interest .............................       $557           $251          $380      $  322
    Income taxes .........................                                     790       2,300

13. UNAUDITED INTERIM FINANCIAL INFORMATION
     As discussed in Note 1, effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. Prior to the merger, Harvest States Cooperatives' and the Defined Business Unit's year end was May 31 and Cenex's year end was September 30. Subsequent to the merger, the Company and the Defined Business Unit changed their fiscal year end to August 31.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
            (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
  (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

13. UNAUDITED INTERIM FINANCIAL INFORMATION (CONTINUED)
The transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows:


                                                                  UNAUDITED
                                                                ------------
         Processed oilseed sales ............................    $  86,349
         Cost of goods sold .................................       62,481
         Provision for income taxes .........................          675
         Net income .........................................        3,160
         Net cash provided by operating activities ..........       21,200
         Net cash used in investing activities ..............       (7,771)
         Net cash used in financing activities ..............      (13,429)

14. SUBSEQUENT EVENT
     During September 1999, the Boards of Directors of Cenex Harvest States Cooperatives and Farmland Industries, Inc., approved a Transaction Agreement to unify the two cooperatives. The Transaction Agreement has not yet been approved by the members of either cooperative.

                       REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, defined business unit equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Oilseed Processing and Refining Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended August 31, 1999, and for the three months ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                    PRICEWATERHOUSECOOPERS LLP
                                                        Minneapolis, Minnesota
October 29, 1999

                         INDEPENDENT AUDITORS' REPORT








Board of Directors
Cenex Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the balance sheet of the Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, a defined business unit of Cenex Harvest States Cooperatives as of May 31, 1998 and the related statements of operations, defined business unit equity and comprehensive income, and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Oilseed Processing and Refining Defined Business Unit at May 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                                          DELOITTE & TOUCHE LLP
                                                                Minneapolis, MN
July 24, 1998

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                                BALANCE SHEETS




                                                             AUGUST 31
                                                      -----------------------
                                                                                  MAY 31,
                                                         1999         1998         1998
                                                      ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Receivables ......................................    $ 30,960     $ 35,228     $ 35,758
 Inventories ......................................      14,339       18,895       13,785
 Other current assets .............................         210          429          393
                                                       --------     --------     --------
   Total current assets ...........................      45,509       54,552       49,936

Property, plant and equipment .....................     110,547       97,428       85,627
Intangible assets .................................       9,415       10,481       10,748
                                                       --------     --------     --------
   TOTAL ASSETS ...................................    $165,471     $162,461     $146,311
                                                       ========     ========     ========
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY
CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $ 48,938     $ 33,238     $ 16,739
 Accounts payable .................................       7,238       11,003        8,836
 Accrued expenses .................................       4,440        1,667        1,569
 Current portion of long-term debt ................      10,005       10,005       10,005
                                                       --------     --------     --------
   Total current liabilities ......................      70,621       55,913       37,149

Long-Term Debt ....................................      28,510       38,515       41,204
Commitments and contingencies
Defined business unit equity ......................      66,340       68,033       67,958
                                                       --------     --------     --------
   TOTAL LIABILITIES AND DEFINED BUSINESS
    UNIT EQUITY ...................................    $165,471     $162,461     $146,311
                                                       ========     ========     ========

    The accompanying notes are an integral part of the financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                           STATEMENTS OF OPERATIONS




                                                      FOR THE      FOR THE THREE        FOR THE YEARS ENDED
                                                    YEAR ENDED     MONTHS ENDED    ----------------------------
                                                    AUGUST 31,      AUGUST 31,       MAY 31,       MAY 31,
                                                       1999            1998            1998          1997
                                                   ------------   --------------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
REVENUES:
 Processed grain sales .........................    $ 174,133         $46,914       $205,282      $199,079
 Other revenue .................................                                       1,820
                                                    ---------         -------       --------      --------
                                                      174,133          46,914        207,102       199,079
                                                    ---------         -------       --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................      170,510          43,733        189,614       181,566
 Marketing, general and administrative .........       10,610           2,071          8,072         6,749
 Interest ......................................        5,184             843          3,122         5,230
 Other .........................................          826                            162         2,000
                                                    ---------         -------       --------      --------
                                                      187,130          46,647        200,970       195,545
                                                    ---------         -------       --------      --------
(LOSS) INCOME BEFORE INCOME TAXES ..............      (12,997)            267          6,132         3,534
PROVISION FOR INCOME TAXES .....................       (1,125)             25            475           300
                                                    ---------         -------       --------      --------
    NET (LOSS) INCOME ..........................    $ (11,872)        $   242       $  5,657      $  3,234
                                                    =========         =======       ========      ========

    The accompanying notes are an integral part of the financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                      STATEMENTS OF DEFINED BUSINESS UNIT
                        EQUITY AND COMPREHENSIVE INCOME
           FOR THE YEAR ENDED AUGUST 31, 1999, FOR THE THREE MONTHS
      ENDED AUGUST 31, 1998, AND FOR THE YEARS ENDED MAY 31, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)



BALANCE, MAY 31, 1996 ............................................    $  27,797
 Net and comprehensive income ....................................        3,234
 Defined Business Unit equity distributed to the Company .........       (3,234)
                                                                      ---------
BALANCE, MAY 31, 1997 ............................................       27,797

 Capital contributed from Harvest States Cooperatives ............       38,800
 Net and comprehensive income ....................................        5,657
 Defined Business Unit equity distributed to the Company .........       (4,296)
                                                                      ---------
BALANCE, MAY 31, 1998 ............................................       67,958

 Net and comprehensive income ....................................          242
 Defined Business Unit equity distributed to the Company .........         (167)
                                                                      ---------
BALANCE, AUGUST 31, 1998 .........................................       68,033

 Net and comprehensive loss ......................................      (11,872)
 Defined Business Unit equity distributed to the Company .........       10,179
                                                                      ---------
BALANCE, AUGUST 31, 1999 .........................................    $  66,340
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                           STATEMENTS OF CASH FLOWS




                                                     FOR THE      FOR THE THREE        FOR THE YEARS ENDED
                                                   YEAR ENDED     MONTHS ENDED    ----------------------------
                                                   AUGUST 31,      AUGUST 31,       MAY 31,       MAY 31,
                                                      1999            1998            1998          1997
                                                  ------------   --------------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ............................    $ (11,872)      $     242       $   5,656     $   3,234
 Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization ..............        5,928           1,257           4,717         4,137
   Provision for doubtful accounts ............
   Loss on disposal of property, plant and
    equipment .................................          757                             162         2,000
   Changes in operating assets and
    liabilities:
      Receivables .............................        4,268             530          (8,896)       16,889
      Inventories .............................        4,556          (5,109)         (1,513)       (2,963)
      Other current assets ....................          219             (37)            448          (691)
      Accounts payable and accrued
       expenses ...............................         (992)          2,265             911        (2,987)
                                                   ---------       ---------       ---------     ---------
    Net cash provided by (used in)
     operating activities .....................        2,864            (852)          1,485        19,619
                                                   ---------       ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and
  equipment ...................................      (18,738)        (12,791)        (20,310)      (14,968)
                                                   ---------       ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in due to Cenex Harvest States
  Cooperatives ................................       15,700          16,499          (5,674)       (8,631)
 Long-term debt borrowings ....................                                                     15,000
 Principal payments on long-term debt .........      (10,005)         (2,689)        (10,005)       (7,786)
 Capital contributed from Harvest States
  Cooperatives ................................                                       38,800
 Defined Business Unit equity distributed
  to the Company ..............................       10,179            (167)         (4,296)       (3,234)
                                                   ---------       ---------       ---------     ---------
 Net cash provided by (used in) financing
  activities ..................................       15,874          13,643          18,825        (4,651)
                                                   ---------       ---------       ---------     ---------
INCREASE (DECREASE) IN CASH ...................           --              --              --            --
CASH AT BEGINNING OF PERIOD ...................           --              --              --            --
                                                   ---------       ---------       ---------     ---------
CASH AT END OF PERIOD .........................           --              --              --            --
                                                   =========       =========       =========     =========

    The accompanying notes are an integral part of the financial statements.

                      WHEAT MILLING DEFINED BUSINESS UNIT
           (A DEFINED BUSINESS UNIT OF HARVEST STATES COOPERATIVES)


                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' Wheat Milling Defined Business Unit (the Defined Business Unit) is a defined business unit of Cenex Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates commercial bakery and semolina flour milling facilities in Mount Pocono, Pennsylvania; Rush City, Minnesota; Huron, Ohio; Kenosha, Wisconsin; and Houston, Texas. These mills produce semolina and durum flour, which are the primary ingredients in pasta products and wheat flour in the bakery industry. The Defined Business Unit serves customers throughout the United States.

     Effective June 1, 1998, Harvest States Cooperatives merged with Cenex, Inc. to form Cenex Harvest States Cooperatives. As a result of the merger, the Defined Business Unit became a defined business unit of Cenex Harvest States Cooperatives at that date.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES AND HEDGING -- Grain and processed grain products are stated at market, including adjustments for open purchase, sales and futures contracts and deferral of normal profit on processed grain products.

     The Defined Business Unit follows the general policy of hedging its grain inventories and unfilled orders for grain products to the extent considered practicable to minimize risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Inventories, purchase commitments and sales commitments, however, may not be completely hedged due, in part, to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to the Defined Business Unit's assessment of its exposure from expected price fluctuations. Noncommodity exchange purchase and sale contracts may expose the Defined Business Unit to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Defined Business Unit manages its risk by entering into purchase contracts with preapproved producers and companies and by establishing appropriate limits for individual suppliers. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.

     In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, a new standard related to the accounting for derivative transactions and hedging activities. In July 1999, the FASB issued SFAS No.137 which defers the effective date of SFAS No.133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact the financial results of the Defined Business Unit, it is currently evaluating the reporting requirements under this new standard.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations.

     INTANGIBLE ASSETS -- Intangible assets, consisting primarily of goodwill and leasehold rights, are amortized using the straight-line method over 15 to 18 years.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Management periodically reviews the carrying value of property, plant and equipment, and other long-lived assets, for potential impairment by comparing their carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets.

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     INCOME TAXES -- Net income generated on grain purchased by the Defined Business Unit from nonmembers is characterized as nonpatronage income and is, therefore, taxable. Net income generated on grain purchased from the Company and holders of Equity Participation Units (EPUs) are considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of such income is considered nonpatronage and is, therefore, taxable.

     Results of operations of the Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company has a policy that provides for the payment of taxes as calculated on an individual company basis for each of its defined business units and divisions.

     REVENUE RECOGNITION -- Sales of processed grains are recognized upon shipment to customers, net of freight charges.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. RECEIVABLES
     Receivables at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                     AUGUST 31,     AUGUST 31,      MAY 31,
                                                        1999           1998          1998
                                                    ------------   ------------   ----------
   Trade ........................................      $32,274        $34,825      $35,703
   Other ........................................          454          1,074          738
                                                       -------        -------      -------
                                                        32,728         35,899       36,441
   Less allowance for doubtful accounts .........        1,768            671          683
                                                       -------        -------      -------
                                                       $30,960        $35,228      $35,758
                                                       =======        =======      =======

     Sales to two customers accounted for 23% of total sales for the three months ended August 31, 1998, and the years ended May 31, 1998 and 1997, respectively.


3. INVENTORIES
     Inventories at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                         AUGUST 31,     AUGUST 31,      MAY 31,
                                            1999           1998          1998
                                        ------------   ------------   ----------
   Grain ............................      $11,915        $17,003      $11,618
   Processed grain products .........        1,815          1,270        1,395
   Other ............................          609            622          772
                                           -------        -------      -------
                                           $14,339        $18,895      $13,785
                                           =======        =======      =======

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

4. LONG-LIVED ASSETS
     PROPERTY, PLANT AND EQUIPMENT -- Major classes of property, plant and equipment at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                               ESTIMATED
                                              USEFUL LIFE     AUGUST 31,     AUGUST 31,      MAY 31,
                                                IN YEARS         1999           1998          1998
                                             -------------   ------------   ------------   ----------
   Land ..................................                     $    398       $    398      $    398
   Grain processing plants ...............     15 to 45          56,586         37,378        37,016
   Machinery and equipment ...............      5 to 20          67,897         49,743        48,406
   Construction in progress ..............                       10,615         32,299        21,206
                                                               --------       --------      --------
                                                                135,496        119,818       107,026
   Less accumulated depreciation .........                       24,949         22,390        21,399
                                                               --------       --------      --------
                                                               $110,547       $ 97,428      $ 85,627
                                                               ========       ========      ========

     During the year ended August 31, 1999, the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, the Defined Business Unit capitalized interest of $797, $337, $339 and $589, respectively.

     INTANGIBLE ASSETS -- Intangible assets at August 31, 1999 and 1998, and May 31, 1998 are as follows:


                                                                 AUGUST 31,     AUGUST 31,      MAY 31,
                                                                    1999           1998          1998
                                                                ------------   ------------   ----------
   Goodwill, less accumulated amortization of $2,103, $1,697,
    $1,595 and $1,188, respectively .........................      $3,997         $ 4,403      $ 4,505
   Leasehold rights and other intangibles, less accumulated
    amortization of $6,496, $5,836, $5,671 and $5,145,
    respectively ............................................       5,418           6,078        6,243
                                                                   ------         -------      -------
                                                                   $9,415         $10,481      $10,748
                                                                   ======         =======      =======

5. BORROWINGS
     DUE TO CENEX HARVEST STATES COOPERATIVES -- The Defined Business Unit satisfies its working capital needs through borrowings, both long-and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this arrangement at August 31, 1999 and 1998, and May 31, 1998 totaled $48,938, $33,238 and $16,739, respectively.


     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate equivalent to the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 5.8%, for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997. Amounts due from the Company receive interest in the same manner at the same rate.

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

 5. BORROWINGS (CONTINUED)
     LONG-TERM DEBT
     Long-term debt consisted of the following at August 31, 1999 and 1998, and May 31, 1998:


                                                                 AUGUST 31,     AUGUST 31,      MAY 31,
                                                                    1999           1998          1998
                                                                ------------   ------------   ----------
   Cenex Harvest States Cooperatives, with fixed and variable interest rates from 6.41% to 8.75%, due in installments
    through 2005 ............................................      $37,165        $46,920      $49,359
   Industrial Development and Public Grain Elevator
    Revenue Bonds, payable through July 2004, with an
    interest rate of 7.4% ...................................        1,350          1,600        1,850
                                                                   -------        -------      -------
                                                                    38,515         48,520       51,209
   Less current portion .....................................       10,005         10,005       10,005
                                                                   -------        -------      -------
   Long-term portion ........................................      $28,510        $38,515      $41,204
                                                                   =======        =======      =======

     The principal maturities of long-term debt outstanding at August 31, 1999 are as follows:


  2000 ...........    $10,005
  2001 ...........      7,410
  2002 ...........      7,125
  2003 ...........      7,125
  2004 ...........      6,850
                      -------
                      $38,515
                      =======

6. DEFINED BUSINESS UNIT EQUITY
     On May 31, 1997, the Company completed an offering for the sale of EPUs in its Wheat Milling Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which have been defined as persons or associations of producers actually engaged in the production of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat equal to the number of units held. Unit holders participate in the net patronage sourced income from operations of the Wheat Milling Defined Business Unit as patronage refunds distributed by the Company. EPUs represent an ownership interest in the Company, not the Defined Business Unit.


7. RETIREMENT PLANS
     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal law and regulations. Plan assets consist principally of corporate obligations, U.S. government bonds, money market funds and immediate participation guarantee contracts. Pension costs billed to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 were approximately $247, $88, $127 and $136, respectively.

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

 7. RETIREMENT PLANS (CONTINUED)
     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at August 31, 1999 and 1998, and May 31, 1998 for the Company's plan is as follows:


                                                                          AUGUST 31,     AUGUST 31,      MAY 31,
                                                                             1999           1998          1998
                                                                         ------------   ------------   ----------
   Projected benefit obligation for service rendered to date .........     $196,034        $92,854      $94,075
   Plan assets at fair value .........................................      175,376         84,961       86,889

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.0% and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the year ended August 31, 1999, and 8.5% for all other periods.


8. POSTRETIREMENT MEDICAL AND OTHER BENEFITS
     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

     The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 1999 and 1998, and May 31, 1998:


                                                                       AUGUST 31,     AUGUST 31,      MAY 31,
                                                                          1999           1998          1998
                                                                      ------------   ------------   ----------
   Total postretirement benefit obligation ........................    $  23,290       $ 10,408      $ 10,261
   Unrecognized transition obligation .............................      (10,158)        (7,835)       (7,970)
   Unrecognized net gains and other ...............................        2,026          1,864         1,850
                                                                       ---------       --------      --------
   Accrued postretirement medical and other benefit costs .........    $  15,158       $  4,437      $  4,141
                                                                       =========       ========      ========

     The net periodic costs billed to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 were approximately $78, $18, $72 and $65, respectively.

     The calculations assumed a discount rate of 7.0% for the year ended August 31, 1999 and for the three months ended August 31, 1998 and 7.75% for the year ended May 31, 1998, and a health care cost trend rate of 8.0% for the year ended August 31, 1999, declining to 6.0% for 2004 and remaining at that level thereafter.

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

9. INCOME TAXES
     A reconciliation of the statutory federal tax rate to the effective rate for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997 is as follows:


                                                          AUGUST 31,     AUGUST 31,     MAY 31,      MAY 31,
                                                             1999           1998          1998        1997
                                                         ------------   ------------   ---------   ----------
   Statutory federal income tax rate .................        35.0%          35.0%        35.0%        35.0%
   State and local income taxes, net of federal income
     tax benefit .....................................         4.1            4.1          5.0          4.9
   Patronage earnings ................................       (30.4)         (30.8)       (36.5)       (31.2)
   Other, net ........................................                        1.1          4.2        ( 0.2)
                                                             -----          -----        -----        -----
   Effective rate ....................................         8.7%           9.4%         7.7%         8.5%
                                                             =====          =====        =====        =====

     The Defined Business Unit has no significant deferred income tax assets or liabilities.


10. COMMITMENTS AND CONTINGENCIES
     Noncancellable operating leases for approximately 301 rail cars with remaining lease terms of one to ten years are used by the Defined Business Unit. In addition, leases for a milling facility, grain elevator, certain vehicles and various manufacturing equipment are used by the Defined Business Unit.

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $2,261, $576, $2,108 and $2,145 for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively. Mileage credits were $226, $22, $215 and $376 for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, respectively. Minimum rental payments due under these noncancellable operating leases at August 31, 1999 are as follows:


                                                   MILLING    HOUSTON
                                      RAIL CARS   FACILITY   ELEVATOR   OTHER    TOTAL
                                     ----------- ---------- ---------- ------- ---------
       2000 ........................    $2,279     $  440      $ 33      $33    $ 2,785
       2001 ........................     1,902        440        33       28      2,403
       2002 ........................     1,110        440        33       21      1,604
       2003 ........................       260        467        33        9        769
       2004 ........................         8        480        33                 521
       2005 and thereafter .........                1,480       688               2,168
                                        ------     ------      ----      ---    -------
                                        $5,559     $3,747      $853      $91    $10,250
                                        ======     ======      ====      ===    =======

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

     At August 31, 1999, the operations of the Defined Business Unit had outstanding grain purchase contracts of 14,855,986 bushels at prices for durum ranging from $3.75 per bushel to $4.55 per bushel and prices for spring wheat ranging from $3.40 per bushel to $4.26per bushel and prices for winter wheat ranging from $1.98 per bushel to $3.72 per bushel. In addition, the operations of the Defined Business Unit had outstanding sales contracts of both semolina and commercial baking flour totaling approximately $68,621.

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

11. RELATED PARTY TRANSACTIONS
     Revenues for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, included $67, $29, $99 and $754, respectively, to related parties, primarily the Company.

     The Defined Business Unit purchases substantially all of its durum and wheat from the Company. Included in cost of goods sold for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, were $115,571, $30,895, $141,454 and $138,000, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its defined business units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the defined business units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to the defined business units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997, were $1,020, $255, $1,020 and $1,000, respectively.

     On June 1, 1997, the Company contributed $38,800 in equity to the Defined Business Unit for the purpose of constructing a mill at Mount Pocono, Pennsylvania.


12. SUPPLEMENTAL CASH FLOW INFORMATION
     Additional information concerning supplemental disclosures of cash flow activities are as follows for the year ended August 31, 1999, for the three months ended August 31, 1998, and for the years ended May 31, 1998 and 1997:


                                                          AUGUST 31,     AUGUST 31,     MAY 31,     MAY 31,
                                                             1999           1998          1998       1997
                                                         ------------   ------------   ---------   --------
   Net cash paid to the Company during the period for:
    Interest .........................................      $5,184          $843        $3,122      $5,230
    Income taxes .....................................                                     475         300

13. UNAUDITED INTERIM INFORMATION
     As discussed in Note 1, effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. Prior to the merger, Harvest States Cooperatives' and the Defined Business Unit's year end was May 31 and Cenex's year end was September 30. Subsequent to the merger, the Company and the Defined Business Unit changed their fiscal year end to August
31. The transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows:


                                                          UNAUDITED
                                                          ----------
   Processed grain sales ..............................    $ 44,420
   Cost of goods sold .................................      40,570
   Provision for income taxes .........................         125
   Net income .........................................       1,291

   Net cash used in operating activities ..............      (1,275)
   Net cash used in investing activities ..............      (2,293)
   Net cash provided by financing activities ..........       3,568

14. SUBSEQUENT EVENT
     During September 1999, the Boards of Directors of Cenex Harvest States Cooperatives and Farmland Industries, Inc., approved a Transaction Agreement to unify the two cooperatives. The Transaction Agreement has not yet been approved by the members of either cooperatives.

                       REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, defined business unit equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Wheat Milling Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended August 31, 1999 and for the three months ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                    PRICEWATERHOUSECOOPERS LLP
                                                        Minneapolis, Minnesota
October 29, 1999

                         INDEPENDENT AUDITORS' REPORT








Board of Directors
Cenex Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the balance sheet of the Wheat Milling Defined Business Unit (the Defined Business Unit), formerly known as Amber Milling Company, a defined business unit of Cenex Harvest States Cooperatives, as of May 31, 1998 and the related statements of operations, defined business unit equity and comprehensive income, and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Wheat Milling Defined Business Unit at May 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                                          DELOITTE & TOUCHE LLP
                                                                Minneapolis, MN
July 24, 1998