Form 10-Q
period 1999-11-30
CENEX HARVEST STATES COOPERATIVES
filed 2000-01-12
CIK 823277

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.


   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO       .


                        COMMISSION FILE NUMBER 333-17865

                                 ---------------

                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)


                 MINNESOTA                                41-0251095
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)              Identification Number)


             5500 CENEX DRIVE,                         (651) 451-5151
       INVER GROVE HEIGHTS, MN 55077           (Registrant's telephone number
  (Address of principal executive offices            including area code)
              and zip code)

                                 ---------------

     Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES _X_   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   NONE                                     NONE
                   ----                                     ----
                 (Class)                     (Number of shares outstanding at
                                                     November 30, 1999)

================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements

 Consolidated Balance Sheets as of August 31, 1999, November 30, 1999
 (unaudited) and November 30, 1998 (unaudited) .............................   2

 Consolidated Statements of Operations for the three months ended
 November 30, 1999 and 1998 (unaudited) ....................................   3

 Consolidated Statements of Cash Flows for the three months ended
 November 30, 1999 and 1998 (unaudited) ....................................   4

 Notes to Consolidated Financial Statements (unaudited) ....................   5

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................   7

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ........  10

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of August 31, 1999, November 30, 1999 (unaudited) and
 November 30, 1998 (unaudited) .............................................  11

 Statements of Operations for the three months ended November 30, 1999 and 1998 (unaudited) ......................................................  12

 Statements of Cash Flows for the three months ended November 30, 1999 and 1998 (unaudited) ......................................................  13

 Notes to Financial Statements (unaudited) .................................  14

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................  15

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of August 31, 1999, November 30, 1999 (unaudited) and
 November 30, 1998 (unaudited) .............................................  17

 Statements of Operations for the three months ended November 30, 1999 and 1998 (unaudited) ......................................................  18

 Statements of Cash Flows for the three months ended November 30, 1999 and 1998 (unaudited) ......................................................  19

 Notes to Financial Statements (unaudited) .................................  20

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................  21

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

 Item 6. Exhibits and Reports on Form 8-K ..................................  24

SIGNATURE PAGE .............................................................  25

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

     SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crises in Asia has impacted, and is expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals, and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

     MILLING BUSINESS COMPETITIVE TRENDS. Certain major competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers. In addition, baking and bread flour demand declined during a period when the milling industry has been expanding, which will continue to put pressure on gross margins.

     YEAR 2000. To date, the Company has not experienced any significant year 2000-related failures. The Company's management believes that the Company has taken the steps reasonably necessary to resolve the year 2000 issue with respect to matters within its control. While the Company has taken steps to determine the extent of remediation efforts undertaken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies have been remediated in order to avoid having a material adverse effect on the Company's operations or its financial results.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                                   1999            1999            1998
                                                                ----------     ------------    ------------
(DOLLARS IN THOUSANDS)                                                          (UNAUDITED)     (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................   $   75,667      $   56,142      $   58,402
 Receivables ................................................      606,641         721,771         627,924
 Inventories ................................................      549,703         673,647         514,392
 Other current assets .......................................       39,414          40,030          29,500
                                                                ----------      ----------      ----------
  Total current assets ......................................    1,271,425       1,491,590       1,230,218

INVESTMENTS .................................................      427,896         416,966         347,713

PROPERTY, PLANT AND EQUIPMENT ...............................      968,333         978,815         928,997

OTHER .......................................................      120,010         119,676         113,363
                                                                ----------      ----------      ----------
  Total assets ..............................................   $2,787,664      $3,007,047      $2,620,291
                                                                ==========      ==========      ==========

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................   $  196,986      $  229,354      $   30,000
 Current portion of long-term debt ..........................       21,562          21,221          14,577
 Patrons' credit balances ...................................       44,970          47,639          62,953
 Patrons' advance payments ..................................      127,755         250,552         186,508
 Drafts outstanding .........................................       30,654          17,146          23,646
 Accounts payable ...........................................      449,774         473,030         474,215
 Book cash overdraft ........................................       17,951          19,754          42,195
 Accrued expenses ...........................................      119,728         133,522          98,099
 Patronage dividends and equity retirements payable .........       43,000          36,089          46,887
                                                                ----------      ----------      ----------
  Total current liabilities .................................    1,052,380       1,228,307         979,080

LONG-TERM DEBT ..............................................      461,104         455,601         437,672

OTHER LIABILITIES ...........................................       88,173          79,697          78,333

MINORITY INTERESTS IN SUBSIDIARIES ..........................       68,371         121,165          57,322

COMMITMENTS AND CONTINGENCIES

EQUITIES ....................................................    1,117,636       1,122,277       1,067,884
                                                                ----------      ----------      ----------
  Total liabilities and equities ............................   $2,787,664      $3,007,047      $2,620,291
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                              NOVEMBER 30,
                                                        -------------------------
                                                           1999           1998
                                                        ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
REVENUES:
 Net Sales:
  Grain and oilseed ................................    $1,002,882     $1,057,871
  Energy ...........................................       659,270        329,868
  Processed grain and oilseed ......................       136,152        137,555
  Feed and farm supplies ...........................       118,391        122,835
  Agronomy .........................................       102,063        107,602
                                                        ----------     ----------
                                                         2,018,758      1,755,731
 Patronage dividends ...............................           258            469
 Other revenues ....................................        25,980         27,211
                                                        ----------     ----------
                                                         2,044,996      1,783,411
                                                        ----------     ----------

COSTS AND EXPENSES:
 Cost of good sold .................................     1,984,813      1,727,676
 Marketing, general and administrative .............        39,292         37,271
 Interest ..........................................        12,956          9,550
 Minority interests ................................           537         (1,401)
                                                        ----------     ----------
                                                         2,037,598      1,773,096
                                                        ----------     ----------

INCOME BEFORE INCOME TAXES .........................         7,398         10,315

INCOME TAXES .......................................        (1,721)         2,000
                                                        ----------     ----------

NET INCOME .........................................    $    9,119     $    8,315
                                                        ==========     ==========


         The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE
                                                                           THREE MONTHS ENDED
                                                                              NOVEMBER 30,
                                                                         -----------------------
                                                                            1999          1998
                                                                         ---------     ---------
                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $   9,119     $   8,315
                                                                         ---------     ---------
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization ....................................       22,178        19,975
   Noncash net loss (income) from joint ventures ....................          823        (4,669)
   Adjustment of inventories to market value ........................           --        10,742
   Noncash portion of patronage dividends received ..................          (70)         (175)
   Gain on sale of property, plant and equipment ....................          (76)         (797)
   Changes in operating assets and liabilities:
    Receivables .....................................................     (115,292)     (159,199)
    Inventories .....................................................      (69,545)      (45,400)
    Other current assets and other assets ...........................       (1,068)       (7,237)
    Patrons' credit balances ........................................        2,669        21,629
    Patrons' advance payments .......................................      122,797        38,487
    Accounts payable and accrued expenses ...........................       37,050        69,781
    Drafts outstanding and other liabilities ........................      (21,984)         (189)
                                                                         ---------     ---------
      Total adjustments .............................................      (22,518)      (57,052)
                                                                         ---------     ---------
      Net cash used in operating activities .........................      (13,399)      (48,737)
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .......................      (31,854)      (33,815)
 Proceeds from disposition of property, plant and equipment .........          456         3,212
 Investments ........................................................       (3,164)       (2,217)
 Investments redeemed ...............................................       11,589         4,462
 Changes in notes receivable ........................................           53         1,357
 Other investing activities, net ....................................          (22)         (221)
                                                                         ---------     ---------
      Net cash used in investing activities .........................      (22,942)      (27,222)
                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...........................................       32,368        29,525
 Principal payments on long-term debt ...............................       (5,844)       (4,628)
 Changes in book cash overdraft .....................................        1,803        13,819
 Retirements of equity ..............................................      (11,511)       (9,271)
 Cash patronage dividends paid ......................................           --       (15,092)
                                                                         ---------     ---------
      Net cash provided by financing activities .....................       16,816        14,353
                                                                         ---------     ---------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS ...................................................      (19,525)      (61,606)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..........................................................       75,667       120,008
                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ..........................................................    $  56,142     $  58,402
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated statements of operations and cash flows for the three months ended November 30, 1999 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of August 31, 1999 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

     These statements should be read in conjunction with the financial statements and footnotes for the year ended August 31, 1999, included in the Company's Report on Form 10-K previously filed with Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                 AUGUST 31,     NOVEMBER 30,     NOVEMBER 30,
                                                    1999            1999             1998
                                                 ----------     ------------     ------------
   Trade ....................................     $595,403        $739,048         $641,889
   Other ....................................       34,493           6,399            9,097
                                                  --------        --------         --------
                                                   629,896         745,447          650,986
   Less allowance for doubtful accounts .....       23,255          23,676           23,062
                                                  --------        --------         --------
                                                  $606,641        $721,771         $627,924
                                                  ========        ========         ========

NOTE 3. INVENTORIES

                                                 AUGUST 31,     NOVEMBER 30,     NOVEMBER 30,
                                                    1999            1999             1998
                                                 ----------     ------------     ------------
   Energy ...................................     $209,661        $319,992         $169,235
   Grain and oilseed. .......................      202,166         207,662          189,761
   Agronomy. ................................       69,050          80,943           76,843
   Processed grain and oilseed ..............       14,342          11,066           13,741
   Feed and farm supplies. ..................       50,908          50,953           62,071
   Other ....................................        3,576           3,031            2,741
                                                  --------        --------         --------
                                                  $549,703        $673,647         $514,392
                                                  ========        ========         ========


NOTE 4. COMPREHENSIVE INCOME

     During the three months ended November 30, 1999 and 1998, total comprehensive income amounted to $9,152 and $9,715 respectively. Accumulated other comprehensive (loss) income at August 31, 1999, November 30, 1999 and 1998 was $(1,170), $(1,137) and $1,301, respectively.


NOTE 5. SEGMENT REPORTING

     The Company's businesses are organized, managed and internally reported as four segments. These segments, which are based on products and services, include agronomy, energy, grain marketing and farm marketing & supply, and processed grain and consumer products. Due to cost allocations and intersegment activity, management does not represent that these segments if operated independently, would report the income before income taxes and other financial information presented.

     Segment information for the three months ended November 30, 1999 and 1998 is as follows:

                                                                      GRAIN MARKETING   PROCESSED GRAIN
                                                                         AND FARM         AND CONSUMER
                                           AGRONOMY       ENERGY    MARKETING & SUPPLY      PRODUCTS       OTHER        TOTAL
                                          ----------    ----------  ------------------  ---------------  ----------   ----------
For the three months ended
 November 30, 1999:
  Net sales ..........................    $  102,063    $  659,270      $1,121,273        $  136,152                  $2,018,758
  Patronage dividends ................           111            14              74                       $       59          258
  Other revenues .....................        (7,810)        1,942          21,506             5,246          5,096       25,980
                                          ----------    ----------      ----------        ----------     ----------   ----------
                                              94,364       661,226       1,142,853           141,398          5,155    2,044,996

  Cost of goods sold .................        95,570       644,004       1,119,342           125,897                   1,984,813
  Marketing, general and
   administrative ....................         4,412        11,921          13,577             4,635          4,747       39,292
  Interest ...........................         1,331         5,748           4,289             1,536             52       12,956
  Minority interests .................                         514                                               23          537
                                          ----------    ----------      ----------        ----------     ----------   ----------
  (Loss) income before income
   taxes .............................    $   (6,949)   $     (961)     $    5,645        $    9,330     $      333   $    7,398
                                          ==========    ==========      ==========        ==========     ==========   ==========
    Total identifiable assets ........    $  393,150    $1,206,680      $  857,897        $  322,006     $  227,314   $3,007,047
                                          ==========    ==========      ==========        ==========     ==========   ==========
For the three months ended
 November 30, 1998:
  Net sales ..........................    $  107,602    $  329,868      $1,180,706        $  137,555                  $1,755,731
  Patronage dividends ................           316            22              71                       $       60          469
  Other revenues .....................                         586          19,194             2,905          4,526       27,211
                                          ----------    ----------      ----------        ----------     ----------   ----------
                                             107,918       330,476       1,199,971           140,460          4,586    1,783,411

  Cost of goods sold .................       104,414       318,068       1,176,191           129,003                   1,727,676
  Marketing, general and
   administrative ....................         4,790        13,801          10,768             3,803          4,109       37,271
  Interest ...........................           299         3,669           4,245             1,338             (1)       9,550
  Minority interests .................                      (1,429)                                              28       (1,401)
                                          ----------    ----------      ----------        ----------     ----------   ----------
  (Loss) income before income
   taxes .............................    $   (1,585)   $   (3,633)     $    8,767        $    6,316     $      450   $   10,315
                                          ==========    ==========      ==========        ==========     ==========   ==========
    Total identifiable assets ........    $  328,241    $  886,907      $  870,293        $  313,640     $  221,210   $2,620,291
                                          ==========    ==========      ==========        ==========     ==========   ==========


     Assets included in "Other" primarily consisted of intercompany transactions and corporate facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In May 1999, the Company and Farmland Industries, Inc. (Farmland) announced their intention to work towards a combination of the two companies. The Board of Directors approved a resolution recommending this combination to the Company's membership and a transaction agreement was signed as of September 23, 1999. On November 23, 1999 the members of both companies voted on the merger. Farmland members approved the merger with 89 percent voting in favor. The Company's vote fell just short of the two-thirds needed, at 64 percent.

     The Company is in the process of establishing joint ventures with Farmland and Land O' Lakes, Inc. in agronomy and seed operations. Although an agreement has not been signed, the companies are in the final stages of negotiations. It is anticipated that the new joint venture will have its own financing.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

     The Company's consolidated net income for the three months ended November 30, 1999 and 1998 was $9.1 million and $8.3 million, respectively, which represents a $.8 million (10%) increase during the current three-month period. This increase in profitability is primarily attributable to an increase in the Company's income from its consumer products packaging joint venture and also a tax benefit as a result of net non-patronage losses. These increases to net income were partially offset by a $5.3 million pre-tax reduction in Agronomy results, which have become more sensitive to seasonality because of a larger asset base.

     Consolidated net sales of $2.0 billion for the three months ended November 30, 1999 increased approximately $.3 billion (15%) compared to the same three months ended in 1998.

     Grain and oilseed sales of $1.0 billion decreased $55.0 million (5%) during the three months ended November 30, 1999 when compared to the same three months ended in 1998. Although grain volumes increased 15.3 million bushels, the primary cause for the decreased sales is a decline of 42 cents per bushel in the average sales price of all grain and oilseed marketed by the Company.

     Energy sales of $659.3 million increased $329.4 million (almost 100%) during the three months ended November 30, 1999 compared to the same three months of a year ago. This increase is primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in National Cooperative Refinery Association (NCRA), which in turn owns approximately 57% of the refining joint venture (Cooperative Refining, LLC), consolidates the sales made to the minority owner. In addition, there was an increase in the average sales price of refined fuels of 21 cents per gallon. These increases were offset by a 28% decrease in propane volumes due to unusually warm weather during the current three-month period.

     Processed grain and oilseed sales of $136.2 million were essentially unchanged for the three months ended November 30, 1999 compared to the same three months ended in 1998.

     Feed and farm supplies sales of $118.4 million during the three months ended November 30, 1999 were essentially unchanged when compared to the same three months ended in 1998.

     Agronomy sales of $102.1 million decreased $5.5 million (5%) during the three months ended November 30, 1999 compared to the same three months ended in 1998. Crop protection sales declined $6.8 million in 1999 compared to 1998, which was partially offset by a 15% increase in plant food volumes.

     Other revenues of $26.0 million decreased $1.2 million (5%) during the three months ended November 30, 1999 compared to the same three months ended in 1998. The most significant change within other revenues was an increase in the Company's share of income from joint ventures. Joint venture income from food packaging, grain marketing and agronomy increased by $2.2 million and $2.2 million, and decreased by $7.8 million, respectively. This net decrease was offset by an increase in other miscellaneous revenues.

     Cost of goods sold of approximately $2.0 billion decreased $257.1 million (15%) during the three months ended November 30, 1999 compared to the same three months ended in 1998. During the three months ended November 30, 1999 the average cost per bushel of all grains and oilseed procured by the Company through its grain marketing and country elevator system decreased by 40 cents per bushel offset by an increase in the average selling price of refined fuels of 21 cents per gallon. Also during the three months ended November 30, 1999 agronomy cost of goods decreased by $8.8 million compared to the same three months ended in 1998.

     Marketing, general and administrative expenses of $39.3 million for the three months ended November 30, 1999 increased $2.0 million (5%) compared to the same three months ended in 1998. This increase is primarily related to additional locations and expansion of many of the Company's business segments.

     Interest expense of $13.0 million for the three months ended November 30, 1999 increased by $3.4 million (36%) compared to the same three months ended in 1998. The average seasonal borrowings during 1999 increased as a result of higher working capital needs, and long-term borrowings which reflected financial activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations of $0.5 million for the three months ended November 30, 1999 increased $1.9 million compared to the same three months ended in 1998. Substantially all of the minority interest is in National Cooperative Refinery Association (NCRA), which operates a petroleum refinery near McPherson, Kansas. The Company owns approximately 75% of NCRA. This net change in minority interests during the current year is reflective of more profitable operations within NCRA.

     An income tax benefit of $1.7 million for the three months ended November 30, 1999 is the result of a net non-patronage loss of approximately $4.3 million. Income tax expense of $2.0 million for the three months ended November 30, 1998 produced an effective tax rate of 19.4%. Income tax expense or benefit and the resulting effective tax rates change from period to period based upon the profitability and non-patronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $13.4 million and $48.7 million for the three months ended November 30, 1999 and 1998, respectively. For the period ended in 1999, net income of $9.1 million and net non-cash income and expenses of approximately $22.9 million were offset by increased working capital requirements of approximately $45.4 million. For the three-month period ending November 30, 1998, net income of $8.3 million and net non-cash income and expenses of approximately $25.1 million were offset by increased working capital requirements of approximately $82.1 million.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $22.9 million during the three-month period ended November 30, 1999. Expenditures for the acquisition of property, plant and equipment of $31.9 million and the net change in investments of $3.2 million were partially offset by investments redeemed of $11.6 million, proceeds from the disposition of property, plant and equipment and the net change in notes receivable. For the fiscal year ending August 31, 2000, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $139.6 million.

     Investing activities of the Company used net cash of $27.2 million during the three-month period ended November 30, 1998. Expenditures for the acquisition of property, plant and equipment of $33.8 million and additional investments in joint ventures of $2.2 million were partially offset by proceeds from the disposition of property, plant and equipment, proceeds from the redemption of investments and the net change in notes receivable.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In June 1998 the Company established a 364-day credit facility of $400 million, which was renewed in May, 1999, and a five-year revolving facility of $200 million, all of which is committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which is committed. On November 30, 1999 and 1998, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $229.4 million and $30.0 million, respectively. On August 31, 1999 the Company had $197.0 million outstanding on its short-term lines of credit and other notes payable.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June, 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through the fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit agreement was $164.0 million, $162.4 million and $134.0 million on August 31, 1999 and November 30, 1999 and 1998, respectively, with zero remaining available on both August 31, 1999 and November 30, 1999. Repayments of $1.6 million were made on this facility during the three months ended November 30, 1999.

     Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     On November 30, 1999 the Company had total long-term debt outstanding of $476.8 million, of which approximately $224.4 million was bank financing, $225.0 million was private placement proceeds and $27.4 million was industrial revenue bonds, capitalized leases and miscellaneous notes payable. Long-term debt through NCRA represented $57.6 million of the total long-term debt outstanding on November 30, 1999. On August 31, 1999 and November 30, 1998 the Company had long-term debt outstanding of $482.7 million and $452.2 million, respectively.

     During the three-month periods ended November 30, 1999 and 1998 the Company repaid long-term debt of $5.8 million and $4.6 million, respectively, and had no additional long-term borrowings during either period.

     In accordance with the By-Laws and by action of the Board of Directors, annual net savings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The patronage earnings from the fiscal year ended August 31, 1999 are expected to be distributed in January 2000. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for regular earnings, is expected to be approximately $17.3 million and is classified as a current liability on the August 31, 1999 and the November 30, 1999 balance sheets. For the three months ended November 30, 1998 the Company paid out $15.1 million from the patronage earnings of the former Harvest States Cooperatives fiscal year ended May 31, 1998.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death who were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 1999, to be distributed in the current fiscal year, are expected to be approximately $25.7 million, of which approximately $11.5 million was redeemed during the three months ended November 30, 1999. During the three months ended November 30, 1998 the Company redeemed approximately $9.3 million of equity.

     During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units (EPUs) in its Wheat Milling and Oilseed Processing and Refining Defined Business

Units. These EPUs give the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective Defined Business Units. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons' equities for the payment of up to one-sixth the purchase price of the EPUs.

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

YEAR 2000

     In preparation for the year 2000, the Company engaged an information technology consulting firm specializing in year 2000 systems projects. The scope of the program management effort at the Company has included internal mainframe, midrange, and LAN based systems as well as facilities, package software vendors, and interfaces with external vendors, processors and customers. Remediation and upgrades of these systems have been completed for all mission critical systems. Through December 31, 1999, the Company has expensed approximately $2.1 million to review and correct its own computer systems.

     To date, the Company has not experienced any significant Year 2000-related failures. The Company's management believes that the Company has put in place an effective program to address the year 2000 issue and that it has taken the steps reasonably necessary to resolve this issue with respect to matters within its control. However, it also recognizes that failure by other parties to sufficiently resolve all aspects of the year 2000 issue in a timely fashion continues to present substantial risks for the Company. While the Company has taken steps to determine the extent of remediation efforts undertaken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies have been remediated in order to avoid having a material adverse effect on the Company's results of operations or its financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the quarter ended November 30, 1999.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                                  AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                                     1999            1999            1998
                                                                  ----------     ------------    ------------
(DOLLARS IN THOUSANDS)                                                            (UNAUDITED)    (UNAUDITED)
CURRENT ASSETS:
 Receivables .................................................      $24,650         $26,876         $31,930
 Inventories .................................................       17,084          16,016          23,784
 Other current assets ........................................                           25             240
                                                                    -------         -------         -------
  Total current assets .......................................       41,734          42,917          55,954

PROPERTY, PLANT AND EQUIPMENT ................................       39,001          39,060          36,558
                                                                    -------         -------         -------
  Total assets ...............................................      $80,735         $81,977         $92,512
                                                                    =======         =======         =======
                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives ....................      $ 9,546         $ 9,537         $24,111
 Accounts payable ............................................        5,768           5,380           6,146
 Accrued expenses ............................................        4,227           5,866           3,778
                                                                    -------         -------         -------
  Total current liabilities ..................................       19,541          20,783          34,035

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY .................................       61,194          61,194          58,477
                                                                    -------         -------         -------
  Total liabilities and defined business unit equity .........      $80,735         $81,977         $92,512
                                                                    =======         =======         =======


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
REVENUES:
 Processed oilseed sales ...............................    $83,557      $95,462
 Other revenue .........................................        329            4
                                                            -------      -------
                                                             83,886       95,466
                                                            -------      -------
COSTS AND EXPENSES:
 Cost of goods sold ....................................     77,364       88,973
 Marketing, general and administrative .................      1,356        1,310
 Interest ..............................................                     302
                                                            -------      -------
                                                             78,720       90,585
                                                            -------      -------

INCOME BEFORE INCOME TAXES .............................      5,166        4,881

INCOME TAX EXPENSE .....................................        300           80
                                                            -------      -------

NET INCOME .............................................    $ 4,866      $ 4,801
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE
                                                                        THREE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                      ---------------------
                                                                        1999         1998
                                                                      --------     --------
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .......................................................    $ 4,866     $ 4,801
                                                                       -------     -------
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation ...................................................        624         547
   Gain on disposal of property, plant and equipment ..............         35
   Changes in operating assets and liabilities:
    Receivables ...................................................     (2,226)     (3,227)
    Inventories ...................................................      1,068      (5,215)
    Other current assets ..........................................        (25)       (240)
    Accounts payable and accrued expenses .........................      1,251         605
                                                                       -------     -------
      Total adjustments ...........................................        727      (7,530)
                                                                       -------     -------
      Net cash provided by (used in) operating activities .........      5,593      (2,729)
                                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .....................       (718)     (1,509)
                                                                       -------     -------
      Net cash used in investing activities .......................       (718)     (1,509)
                                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives ...............         (9)      9,039
 Defined business unit equity distributed to the Company ..........     (4,866)     (4,801)
                                                                       -------     -------
      Net cash (used in) provided by financing activities .........     (4,875)      4,238
                                                                       -------     -------

INCREASE (DECREASE) IN CASH .......................................         --          --

CASH AT BEGINNING OF PERIOD .......................................         --          --
                                                                       -------     -------

CASH AT END OF PERIOD .............................................         --          --
                                                                       =======     =======


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three months ended November 30, 1999 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Cenex Harvest States Cooperatives Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                  AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                     1999            1999            1998
                                                  ----------     ------------    ------------
   Trade .......................................    $25,045         $27,271         $32,325
   Less allowance for doubtful accounts ........        395             395             395
                                                    -------         -------         -------
                                                    $24,650         $26,876         $31,930
                                                    =======         =======         =======


NOTE 3. INVENTORIES

                                                  AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                     1999            1999            1998
                                                  ----------     ------------    ------------
   Processed oilseed products ..................    $11,918         $ 9,272         $12,004
   Oilseed .....................................      5,166           6,744          11,780
                                                    -------         -------         -------
                                                    $17,084         $16,016         $23,784
                                                    =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements and also the Year 2000.


RESULTS OF OPERATIONS

     Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                            THREE MONTHS ENDED
                                                               NOVEMBER 30,
                                                          ---------------------
                                                            1999         1998
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)           --------     --------

   Income before income taxes ........................    $  5,166     $  4,881
   Income from purchased oil .........................      (1,541)        (753)
   Nonpatronage joint venture income .................        (153)
   Book to tax differences ...........................          24
                                                          --------     --------
   Taxable income ....................................    $  3,496     $  4,128
                                                          ========     ========
   Bushels processed .................................       9,227        8,065
   Income per bushel .................................    $  0.379     $  0.512

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales.

                                                            THREE MONTHS ENDED
                                                               NOVEMBER 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
   Gross margin ......................................      7.41%        6.80%
   Marketing, general and administrative .............      1.62%        1.37%
   Interest ..........................................      0.00%        0.32%

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

     The Oilseed Processing and Refining Defined Business Unit net income of $4.9 million for the three months ended November 30, 1999 represents a $0.1 million increase (1%) compared to the same period in 1998. While the gross margin for soymeal declined approximately $10 per ton during the three-month period ended November 30, 1999 compared to the same period ended in 1998, and refined oil margins remained essentially unchanged, increased volume for both products contributed to this slight improvement to net income.

     Net sales of $83.6 million for the three months ended November 30, 1999 decreased by $11.9 million (12%) compared to the same period in 1998. A reduction in the sales price for refined oil of approximately $0.08 per pound was partially offset by a 12% increase in sales volume for processed soybean products and a 12% increase in refined oil volume. The average sales price for soymeal was essentially the same during the two periods.

     Other revenues increased approximately $0.3 million during the three months ended November 30, 1999 compared to the same period in 1998. During the 1999 period, the Defined Business Unit received approximately $0.2 million from an oilseed joint venture, and also recognized interest income of $0.2 million during that same period. During the three-month period ended November 30, 1998, the Oilseed Processing and Refining Defined Business Unit generated essentially no other revenue.

     Cost of goods sold of $77.4 million for the three months ended November 30, 1999 decreased $11.6 million (13%) compared to the same period in 1998. A reduced cost for soybeans averaging $0.92 per bushel and reduced cost for crude soybean oil averaging $0.085 per pound during the three months ended November 30, 1999, compared to the three months ended November 30, 1998 were partially offset by a 14% increase in crush volume (approximately 1.2 million bushels) and an 11% increase in refining volume (approximately 16.4 million pounds).

     Marketing, general and administrative expenses of approximately $1.4 million for the three months ended November 30, 1999 were essentially unchanged compared to the three months ended November 30, 1998.

     During the three month period ended November 30, 1999, the Oilseed Processing and Refining Defined Business Unit incurred no net interest expense compared to interest expense of approximately $0.3 million during the same period ended in 1998. This favorable variance is primarily attributable to the lower price of raw material and finished products which resulted in no borrowings based on average daily outstanding balances, as discussed in the sales and cost of goods sold section of this analysis.

     Income tax expense of $0.3 million and $0.1 million for the three-month periods ended November 30, 1999 and 1998, respectively, resulted in effective tax rates of 5.8% and 1.6%. The effective tax rate changes from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended November 30, 1999 provided net cash of $5.6 million. Net income of $4.9 million, non-cash expenses of $0.6 million and a reduction in working capital requirements of $0.1 million generated this net cash. For the three-month period ending November 30, 1998, operating activities used $2.7 million of net cash. During that period, net income of $4.8 million and non-cash expenses of approximately $0.5 million were offset by increased working capital requirements of approximately $8.0 million to produce this net use of cash for operating activities.

CASH FLOWS FROM INVESTING

     During the three month periods ended November 30, 1999 and 1998, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $0.7 million and $1.5 million respectively. These amounts were for the acquisition of property, plant and equipment.

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

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of approximately $9.5 million on August 31, 1999 and November 30, 1999. These interest bearing balances reflect working capital and fixed asset financing requirements as of these balance sheet dates.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                                  AUGUST 31,     NOVEMBER 30,     NOVEMBER 30,
                                                                     1999            1999             1998
                                                                  ----------     ------------     ------------
(DOLLARS IN THOUSANDS)                                                           (UNAUDITED)      (UNAUDITED)
CURRENT ASSETS:
 Receivables .................................................     $ 30,960        $ 38,115         $ 31,661
 Inventories .................................................       14,339          21,386           21,314
 Other current assets ........................................          210             267              165
                                                                   --------        --------         --------
  Total current assets .......................................       45,509          59,768           53,140

PROPERTY, PLANT AND EQUIPMENT ................................      110,547         109,569          106,157
INTANGIBLE ASSETS ............................................        9,415           9,148           10,215
                                                                   --------        --------         --------
  Total assets ...............................................     $165,471        $178,485         $169,512
                                                                   ========        ========         ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives ....................     $ 48,938        $ 56,138         $ 42,092
 Accounts payable ............................................        7,238          15,542           11,203
 Accrued expenses ............................................        4,440           4,388            2,102
 Current portion of long-term debt ...........................       10,005          10,005           10,005
                                                                   --------        --------         --------
  Total current liabilities ..................................       70,621          86,073           65,402

LONG-TERM DEBT ...............................................       28,510          26,072           36,077

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY .................................       66,340          66,340           68,033
                                                                   --------        --------         --------
  Total liabilities and defined business unit equity .........     $165,471        $178,485         $169,512
                                                                   ========        ========         ========


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                            (DOLLARS IN THOUSANDS)
REVENUES:
 Processed grain sales .................................    $52,594       $42,093
                                                            -------       -------
COSTS AND EXPENSES:
 Cost of goods sold ....................................     48,533        40,031
 Marketing, general and administrative .................      2,733         2,239
 Interest ..............................................      1,495           943
                                                            -------       -------
                                                             52,761        43,213
                                                            -------       -------

LOSS BEFORE INCOME TAXES ...............................       (167)       (1,120)

INCOME TAX BENEFIT .....................................        (15)         (100)
                                                            -------       -------

NET LOSS ...............................................    $  (152)      $(1,020)
                                                            =======       =======


     The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE
                                                                          THREE MONTHS ENDED
                                                                             NOVEMBER 30,
                                                                       ------------------------
                                                                           1999         1998
                                                                        ---------     ---------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................    $   (152)     $ (1,020)
                                                                        --------      --------
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization ...................................       1,690         1,265
   Changes in operating assets and liabilities:
    Receivables ....................................................      (7,155)        3,566
    Inventories ....................................................      (7,047)       (2,419)
    Other current assets ...........................................         (57)          265
    Accounts payable and accrued expenses ..........................       8,252           635
                                                                        --------      --------
      Total adjustments ............................................      (4,317)        3,312
                                                                        --------      --------
      Net cash (used in) provided by operating activities ..........      (4,469)        2,292
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ......................        (445)       (9,728)
                                                                        --------      --------
      Net cash used in investing activities ........................        (445)       (9,728)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives ................       7,200         8,854
 Principal payments on long-term debt ..............................      (2,438)       (2,438)
 Defined business unit equity distributed to the Company ...........         152         1,020
                                                                        --------      --------
      Net cash provided by financing activities ....................       4,914         7,436
                                                                        --------      --------

INCREASE (DECREASE) IN CASH ........................................          --            --

CASH AT BEGINNING OF PERIOD ........................................          --            --
                                                                        --------      --------

CASH AT END OF PERIOD ..............................................          --            --
                                                                        ========      ========


    The accompanying notes are an integral part of the financial statements
                                   (unaudited)

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three months ended November 30, 1999 and 1998, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Cenex Harvest States Cooperatives Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                     AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                        1999            1999            1998
                                                     ----------     ------------    ------------
                                                               (DOLLARS IN THOUSANDS)
   Trade ........................................      $32,274         $39,715         $31,926
   Other ........................................          454             228             445
                                                       -------         -------         -------
                                                        32,728          39,943          32,371
   Less allowance for doubtful accounts .........        1,768           1,828             710
                                                       -------         -------         -------
                                                       $30,960         $38,115         $31,661
                                                       =======         =======         =======


NOTE 3. INVENTORIES

                                                     AUGUST 31,     NOVEMBER 30,    NOVEMBER 30,
                                                        1999            1999            1998
                                                     ----------     ------------    ------------
                                                               (DOLLARS IN THOUSANDS)
   Grain ........................................      $11,915         $19,593         $18,881
   Processed grain products .....................        1,815           1,125           1,737
   Other ........................................          609             668             696
                                                       -------         -------         -------
                                                       $14,339         $21,386         $21,314
                                                       =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements and also the Year 2000.


RESULTS OF OPERATIONS

     Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                            THREE MONTHS ENDED
                                                               NOVEMBER 30,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Loss before income tax ...........................     $   (167)      $ (1,120)
   Book to tax differences ..........................          101             --
                                                          --------       --------
   Tax basis loss ...................................     $    (66)      $ (1,120)
                                                          ========       ========
   Bushels processed ................................       10,868          8,304
   Loss per bushel ..................................     $ (0.006)      $  0.135)

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                                            THREE MONTHS ENDED
                                                               NOVEMBER 30,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
   Gross margin .....................................       7.72%         4.90%
   Marketing, general and administrative ............       5.20%         5.32%
   Interest .........................................       2.84%         2.24%

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

     The Wheat Milling Defined Business Unit incurred a net loss of approximately $0.2 million for the three months ended November 30, 1999 compared to a net loss of $1.0 milling for the same period in 1998, for an increase of approximately $0.8 million. This improvement in operating results is primarily attributable to a $0.20 per hundred weight increase in the average margin for all products and a 31% increase in volume.

     Net sales of $52.6 million for the three months ended November 30, 1999 increased approximately $10.5 million (25%) compared to the same period in 1998. A reduction to the average sales price of $0.40 per hundred weight was offset by a 1.6 million hundred weight volume increase. Essentially all of the increased volume was generated from the Huron mill, which during the 1998 period, was under conversion of one of its lines from semolina to bakery flour, and from the Mount Pocono mill, which commenced operations in January of 1999.

     Cost of goods sold of $48.5 million for the three months ended November 30, 1999 increased $8.5 (21%) compared to the same period in 1998. While the average cost per bushel of raw material declined $0.26 during the three months ended November 30, 1999 compared to the same three months of a year ago, increased bushel grind of approximately 2.6 million bushels and increased milling expense of approximately $0.6 million offset this price variance. Essentially all of the increased mill expense is attributable to Mount Pocono, which was not operating during the 1998 period.

     Marketing, general and administrative expenses of $2.7 million for the three months ended November 30, 1999 increased approximately $0.5 million (22%) compared to the three months ended November 30,1998. Most of this increase is attributable to activities at or for the Mount Pocono mill, which was not operating during the 1998 period.

     Interest expense of $1.5 million during the three months ended November 30, 1999 increase approximately $0.6 million (59%) compared to the three-month period ended November 30, 1998. Most of this increase in interest expense is attributable to the construction of the Mount Pocono mill.

     An income tax benefit of $15 thousand for the three months ended November 30, 1999 is based upon an effective tax rate of 8.9% applied to the pretax loss of approximately $0.2 million. For the three months ended November 30, 1998, an income tax benefit of $0.1 million was based upon an effective tax rate of 8.9% applied to a pretax loss of $1.1 million. The effective tax rate changes from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and the need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

     The Cenex Harvest States Board of Directors has authorized the purchase of land near Orlando, Florida as the site for a new mill. The Board has authorized expenditures up to $1.8 million for the cost of the land and an access road. The land was purchased during the second quarter of the prior fiscal year at a cost of approximately $1.2 million. Plans for the mill are subject to due diligence, routine regulatory review and cost verification. Anticipated costs for this mill are approximately $35.0 million, and may be financed with debt, open member equity, additional equity participation units, or a combination of these financing alternatives. No determination has been made at this time as to when construction will commence.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended November 30, 1999 used net cash of approximately $4.5 million. The net operating loss of approximately $0.2 million and increased working capital requirements of approximately $6.0 million offset non-cash expenses of $1.7 million. Increased working capital requirements were primarily attributable to increased volume activity.

     Operating activities for the three months ended November 30, 1998 provided net cash of approximately $2.3 million. Non cash expenses of $1.3 million and a reduction in working capital requirements of $2.0 million offset the net operating loss of approximately $1.0 million.

CASH FLOWS FROM INVESTING

     Cash expended for the acquisition of property, plant and equipment during the three-month periods ended November 30, 1999 and 1998, totaled approximately $0.4 million and $9.7 million respectively. The majority of the capital expenditure dollars during the 1998 period were for the completion of the Mount Pocono mill.

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

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $56.1 million on November 30, 1999 compared with $48.9 million on August 31, 1999. This increase in short-term debt is primarily attributable to additional financing required for accounts receivables and inventories due to increased volume activity.

     The Wheat Milling Defined Business Unit had long-term debt outstanding and payable to the Company of $36.1 million on November 30, 1999 compared with $38.5 million on August 31, 1999. Principal payments of long-term debt totaled $2.4 million for each of the three-month periods ended November 30, 1999 and 1998. This debt, net of subsequent repayments, was incurred for the acquisition, expansion, and construction of certain mills within the Wheat Milling Defined Business Unit. Approximately $10.0 million of the current balance is payable within the next twelve months.

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT  DESCRIPTION
     -------  ------------------------------------------------------------------
     10.37    $50 Million 364-Day Revolving Loan Credit Agreement dated as of
              December 21, 1999 among National Cooperative Refinery Association,
              CoBank, ACB, Mercantile Bank and Bank of America, N.A.
     99       Cautionary Statement
     27       Financial Data Schedule (EDGAR filing only)


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENEX HARVEST STATES COOPERATIVES
                                       -----------------------------------------
                                                       (Registrant)


       NAME                     TITLE                                 DATE
       ----                     -----                                 ----

 /S/ JOHN SCHMITZ    Senior Vice-President --                   January 12, 2000
------------------   Chief Financial Officer
  John Schmitz