Form 10-Q
period 2000-02-29
CENEX HARVEST STATES COOPERATIVES
filed 2000-04-11
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .


                        COMMISSION FILE NUMBER 333-17865

                                -----------------

                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                                  41-0251095
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                 Identification Number)


                 5500 CENEX DRIVE,                           (651) 451-5151
           INVER GROVE HEIGHTS, MN 55077                      (Registrant's
(Address of principal executive offices and zip code)       telephone number
                                                          including area code)

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

                               YES _X_     NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 NONE                               NONE
                 ----                               ----
               (Class)                 (Number of shares outstanding
                                           at February 29, 2000)

================================================================================

                                      INDEX

                                                                                          PAGE
                                                                                           NO.
                                                                                          ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements

 Consolidated Balance Sheets as of February 29, 2000 (unaudited), August 31, 1999 and
 February 28, 1999 (unaudited) ..........................................................    2

 Consolidated Statements of Operations for the three months and six months ended
 February 29, 2000 and February 28, 1999 (unaudited) ....................................    3

 Consolidated Statements of Cash Flows for the three months and six months ended
 February 29, 2000 and February 28, 1999 (unaudited) ....................................    4

 Notes to Consolidated Financial Statements (unaudited) .................................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ..........................................................................    8

 Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................   13

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of February 29, 2000 (unaudited), August 31, 1999 and
 February 28, 1999 (unaudited) ..........................................................   14

 Statements of Operations for the three months and six months ended
 February 29, 2000 and February 28, 1999 (unaudited) ....................................   15

 Statements of Cash Flows for the three months and six months ended February 29, 2000
 and February 28, 1999 (unaudited) ......................................................   16

 Notes to Financial Statements (unaudited) ..............................................   17

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ..........................................................................   18

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of February 29, 2000 (unaudited), August 31, 1999 and
 February 28, 1999 (unaudited) ..........................................................   21

 Statements of Operations for the three months and six months ended
 February 29, 2000 and February 28, 1999 (unaudited) ....................................   22

 Statements of Cash Flows for the three months and six months ended February 29, 2000
 and February 28, 1999 (unaudited) ......................................................   23

 Notes to Financial Statements (unaudited) ..............................................   24

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ..........................................................................   25

PART II. OTHER INFORMATION

 Items 1 through 3 have been omitted since all items are inapplicable or answers are negative.

 Item 4. Submission of Matters to a Vote of Security Holders ............................   28

 Item 5 has been omitted since the answer is negative.

 Item 6. Exhibits and Reports on Form 8-K ...............................................   28

SIGNATURE PAGE ..........................................................................   29

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

     SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations, and substitution of commodities. The current monetary crises in Asia has impacted, and is expected to continue to impact exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

     MILLING BUSINESS COMPETITIVE TRENDS. Certain major competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers. In addition, baking and bread flour demand has declined during a period when the milling industry has been expanding, which will continue to put pressure on gross margins.

     YEAR 2000. To date, the Company has not experienced any significant year 2000-related failures. The Company's management believes that the Company has taken the steps reasonably necessary to resolve the year 2000 issue with respect to matters within its control. While the Company has taken steps to determine the extent of remediation efforts under taken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies have been remediated in order to avoid having a material adverse effect on the Company's operations or its financial results. To date, the Company has not experienced any significant problems related to key customer or supplier year-2000 related failures.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption Cautionary Statement to this Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 FEBRUARY 29,    AUGUST 31,     FEBRUARY 28,
                                                                     2000           1999            1999
                                                                 ------------    ----------     ------------
(DOLLARS IN THOUSANDS)                                            (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................     $   55,234     $   75,667      $   43,654
 Receivables ................................................        707,434        606,641         539,180
 Inventories ................................................        670,549        549,703         506,319
 Other current assets .......................................        181,550         39,414         124,185
                                                                  ----------     ----------      ----------
  Total current assets ......................................      1,614,767      1,271,425       1,213,338

INVESTMENTS .................................................        407,924        427,896         357,955

PROPERTY, PLANT AND EQUIPMENT ...............................        989,101        968,333         949,599

OTHER .......................................................        125,132        120,010         119,186
                                                                  ----------     ----------      ----------
  Total assets ..............................................     $3,136,924     $2,787,664      $2,640,078
                                                                  ==========     ==========      ==========

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable ..............................................     $  225,475     $  196,986      $  247,000
 Current portion of long-term debt ..........................         20,802         21,562          17,650
 Patrons' credit balances ...................................         55,210         44,970          53,071
 Patrons' advance payments ..................................        243,913        127,755         161,508
 Checks and drafts outstanding ..............................         37,350         48,605          56,197
 Accounts payable ...........................................        648,618        449,774         335,458
 Accrued expenses ...........................................        129,650        119,728          89,873
 Patronage dividends and equity retirements payable .........         15,056         43,000          16,303
                                                                  ----------     ----------      ----------
  Total current liabilities .................................      1,376,074      1,052,380         977,060

LONG-TERM DEBT ..............................................        451,500        461,104         442,616

OTHER LIABILITIES ...........................................         78,366         88,173          80,166

MINORITY INTERESTS IN SUBSIDIARIES ..........................        108,938         68,371          57,925

COMMITMENTS AND CONTINGENCIES

EQUITIES ....................................................      1,122,046      1,117,636       1,082,311
                                                                  ----------     ----------      ----------
  Total liabilities and equities ............................     $3,136,924     $2,787,664      $2,640,078
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE                         FOR THE
                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         FEBRUARY 29 & 28,               FEBRUARY 29 & 28,
                                                   -----------------------------   ----------------------------
                                                        2000            1999            2000            1999
(DOLLARS IN THOUSANDS)                             -------------   -------------   -------------   ------------
REVENUES:
 Net sales:
  Grain and oilseed ............................    $  920,623      $  974,093      $1,923,505      $2,031,964
  Energy .......................................       652,762         254,766       1,312,032         584,634
  Processed grain and oilseed ..................       130,335         134,255         266,487         271,810
  Agronomy .....................................       126,957         119,685         229,020         227,287
  Feed and farm supplies .......................        89,439          84,699         207,830         207,534
                                                    ----------      ----------      ----------      ----------
                                                     1,920,116       1,567,498       3,938,874       3,323,229
 Patronage dividends ...........................         1,266           3,433           1,524           3,902
 Other revenues ................................        18,864          21,160          44,844          48,371
                                                    ----------      ----------      ----------      ----------
                                                     1,940,246       1,592,091       3,985,242       3,375,502
                                                    ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
 Cost of goods sold ............................     1,901,993       1,536,680       3,886,806       3,264,356
 Marketing, general and administrative .........        42,099          36,679          81,391          73,950
 Interest ......................................        14,001          10,422          26,957          19,972
 Minority interests ............................        (9,703)            645          (9,166)           (756)
                                                    ----------      ----------      ----------      ----------
                                                     1,948,390       1,584,426       3,985,988       3,357,522
                                                    ----------      ----------      ----------      ----------

(LOSS) INCOME BEFORE INCOME
 TAXES .........................................        (8,144)          7,665            (746)         17,980

INCOME TAXES ...................................        (4,016)           (965)         (5,737)          1,035
                                                    ----------      ----------      ----------      ----------

NET (LOSS) INCOME ..............................    $   (4,128)     $    8,630      $    4,991      $   16,945
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE                        FOR THE
                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               FEBRUARY 29 & 28,              FEBRUARY 29 & 28,
                                                          ---------------------------    ----------------------------
                                                              2000            1999            2000           1999
(DOLLARS IN THOUSANDS)                                    ------------   ------------    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ....................................    $   (4,128)    $    8,630      $    4,991      $   16,945
                                                           ----------     ----------      ----------      ----------
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization ......................        21,795         20,171          43,973          40,146
   Non-cash net loss (income) from joint ventures .....         7,787          3,402           8,610          (1,267)
   Adjustment of inventories to market value ..........            --         (5,913)             --           4,829
   Noncash portion of patronage dividends received             (1,004)        (3,291)         (1,074)         (3,466)
   Gain on sale of property, plant and equipment ......          (756)          (524)           (832)         (1,321)
   Other, net .........................................           378           (990)            378            (990)
   Changes in operating assets and liabilities:
    Receivables .......................................        17,429         88,110         (97,863)        (71,089)
    Inventories .......................................         3,099         13,986         (66,446)        (31,414)
    Other current assets and other assets .............      (148,822)      (101,600)       (149,890)       (108,837)
    Patrons' credit balances ..........................         7,571         (9,882)         10,240          11,747
    Patrons' advance payments .........................        (6,639)       (25,000)        116,158          13,487
    Accounts payable and accrued expenses .............       171,716       (146,984)        208,766         (77,203)
    Other liabilities .................................        (1,331)         1,834          (9,807)          4,366
                                                           ----------     ----------      ----------      ----------
      Total adjustments ...............................        71,223       (166,681)         62,213        (221,012)
                                                           ----------     ----------      ----------      ----------
      Net cash provided by (used in) operating
       activities .....................................        67,095       (158,051)         67,204        (204,067)
                                                           ----------     ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .........       (28,690)       (37,128)        (60,544)        (70,943)
 Proceeds from disposition of property, plant and
  equipment ...........................................           939          1,640           1,395           4,852
 Investments ..........................................       (12,331)        (8,995)        (15,495)        (11,212)
 Investments redeemed .................................         1,437            962          13,026           5,424
 Changes in notes receivable ..........................        (1,634)         1,294          (1,581)          2,651
 Other investing activities, net ......................            51            156              29             (65)
                                                           ----------     ----------      ----------      ----------
      Net cash used in investing activities ...........       (40,228)       (42,071)        (63,170)        (69,293)
                                                           ----------     ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable .............................        (3,879)       217,000          28,489         246,525
 Long-term debt borrowings ............................            --         10,565              --          10,565
 Principal payments on long-term debt .................        (4,795)        (2,629)        (10,639)         (7,257)
 Changes in checks and drafts outstanding .............           450         (9,643)        (11,255)          1,455
 Retirements of equity ................................        (1,581)        (1,328)        (13,092)        (10,599)
 Cash patronage dividends paid ........................       (17,970)       (28,591)        (17,970)        (43,683)
                                                           ----------     ----------      ----------      ----------
      Net cash (used in) provided by financing
       activities .....................................       (27,775)       185,374         (24,467)        197,006
                                                           ----------     ----------      ----------      ----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS ..........................................          (908)       (14,748)        (20,433)        (76,354)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ..................................        56,142         58,402          75,667         120,008
                                                           ----------     ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ............................................    $   55,234     $   43,654      $   55,234      $   43,654
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated statements of operations and cash flows for the three months and six months ended February 29, 2000 and February 28, 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of August 31, 1999 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 1999, included in the Company's Report on Form 10-K previously filed with Securities and Exchange Commission on November 22, 1999.

NOTE 2. RECEIVABLES

                                                      FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                          2000            1999            1999
                                                      ------------    ------------    ------------
    Trade ........................................      $715,390        $595,403        $553,917
    Other ........................................        15,657          34,493           8,662
                                                        --------        --------        --------
                                                         731,047         629,896         562,579
    Less allowance for doubtful accounts .........        23,613          23,255          23,399
                                                        --------        --------        --------
                                                        $707,434        $606,641        $539,180
                                                        ========        ========        ========

NOTE 3. INVENTORIES

                                                      FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                          2000            1999            1999
                                                      ------------    ------------    ------------
    Energy .......................................      $299,316        $209,661        $179,283
    Grain and oilseed ............................       202,497         202,166         133,154
    Agronomy .....................................        86,153          69,050          86,407
    Processed grain and oilseed ..................        14,612          14,342          19,093
    Feed and farm supplies .......................        64,930          50,908          85,448
    Other ........................................         3,041           3,576           2,934
                                                        --------        --------        --------
                                                        $670,549        $549,703        $506,319
                                                        ========        ========        ========

NOTE 4. COMPREHENSIVE INCOME

     During the three months ended February 29, 2000 and February 28, 1999, total comprehensive (loss) income amounted to $(5.3) million and $8.5 million, respectively. Total comprehensive income was $3.9 million and $18.3 million for the six months ended February 29, 2000 and February 28, 1999, respectively. Accumulated other comprehensive (loss) income on February 29, 2000, August 31, 1999 and February 28, 1999 was $(2.3) million, $(1.2) million and $1.2 million, respectively.

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

     Segment information for the three months and six months ended February 29, 2000 and February 28, 1999 is as follows:

                                                                 GRAIN MARKETING    PROCESSED GRAIN
                                                                    AND FARM         AND CONSUMER
                                    AGRONOMY       ENERGY      MARKETING & SUPPLY      PRODUCTS         OTHER        TOTAL
                                   ----------    ----------    ------------------   ---------------  ----------   ----------
For the three months ended
 February 29, 2000:
  Net sales .....................   $126,957     $  652,762        $1,010,062          $130,335                   $1,920,116
  Patronage dividends ...........                        73             1,112                         $     81         1,266
  Other (losses) revenues .......     (9,999)          (417)           21,540             1,970          5,770        18,864
                                    --------     ----------        ----------          --------       --------    ----------
                                     116,958        652,418         1,032,714           132,305          5,851     1,940,246

  Cost of goods sold ............    114,620        659,911         1,006,097           121,365                    1,901,993
  Marketing, general and
   administrative ...............      5,639         11,993            14,953             5,417          4,097        42,099
  Interest ......................     (1,585)         6,835             4,989             1,909          1,853        14,001
  Minority interests ............                    (9,732)                                                29        (9,703)
                                    --------     ----------        ----------          --------       --------    ----------
  (Loss) income before
   income taxes .................   $ (1,716)    $  (16,589)       $    6,675          $  3,614       $   (128)   $   (8,144)
                                    ========     ==========        ==========          ========       ========    ==========
   Total identifiable assets        $502,030     $1,263,845        $  789,896          $304,589       $276,564    $3,136,924
                                    ========     ==========        ==========          ========       ========    ==========
For the three months ended
 February 28, 1999:
  Net sales .....................   $119,685     $  254,766        $1,058,792          $134,255                   $1,567,498
  Patronage dividends ...........          1              6             3,349                65       $     12         3,433
  Other revenues (losses) .......                        86            21,512            (3,942)         3,504        21,160
                                    --------     ----------        ----------          --------       --------    ----------
                                     119,686        254,858         1,083,653           130,378          3,516     1,592,091

  Cost of goods sold ............    103,358        242,816         1,060,786           129,720                    1,536,680
  Marketing, general and
   administrative ...............      3,580         12,299            13,216             4,020          3,564        36,679
  Interest ......................        571          3,404             5,018             1,600           (171)       10,422
  Minority interests ............                       549                68                               28           645
                                    --------     ----------        ----------          --------       --------    ----------
  Income (loss) before
   income taxes .................   $ 12,177     $   (4,210)       $    4,565          $ (4,962)      $     95    $    7,665
                                    ========     ==========        ==========          ========       ========    ==========
   Total identifiable assets        $423,989     $  950,867        $  698,679          $325,507       $241,036    $2,640,078
                                    ========     ==========        ==========          ========       ========    ==========

     Assets included in "Other" primarily consisted of intercompany transactions and corporate facilities.

                                                                 GRAIN MARKETING    PROCESSED GRAIN
                                                                    AND FARM          AND CONSUMER
                                    AGRONOMY       ENERGY      MARKETING & SUPPLY       PRODUCTS        OTHER        TOTAL
                                   ----------    ----------    ------------------   ---------------  ----------   ----------
For the six months ended
 February 29, 2000:
  Net sales .....................  $ 229,020     $1,312,032        $2,131,335          $266,487                   $3,938,874
  Patronage dividends ...........        111             87             1,186                         $    140         1,524
  Other (losses) revenues .......    (17,808)         1,525            43,046             7,216         10,865        44,844
                                   ---------     ----------        ----------          --------       --------    ----------
                                     211,323      1,313,644         2,175,567           273,703         11,005     3,985,242

  Cost of goods sold ............    210,189      1,303,915         2,125,440           247,262                    3,886,806
  Marketing, general and
   administrative ...............     10,052         23,914            28,529            10,053          8,843        81,391
  Interest ......................       (253)        12,582             9,278             3,445          1,905        26,957
  Minority interests ............                    (9,217)                                                51        (9,166)
                                   ---------     ----------        ----------          --------       --------    ----------
  (Loss) income before
   income taxes .................  $  (8,665)    $  (17,550)       $   12,320          $ 12,943       $    206    $     (746)
                                   =========     ==========        ==========          ========       ========    ==========
   Total identifiable assets       $ 502,030     $1,263,845        $  789,896          $304,589       $276,564    $3,136,924
                                   =========     ==========        ==========          ========       ========    ==========
For the six months ended
 February 28, 1999:
  Net sales .....................  $ 227,287     $  584,634        $2,239,498          $271,810                   $3,323,229
  Patronage dividends ...........        317             28             3,418                65       $     74         3,902
  Other revenues (losses) .......                       673            40,707            (1,037)         8,028        48,371
                                   ---------     ----------        ----------          --------       --------    ----------
                                     227,604        585,335         2,283,623           270,838          8,102     3,375,502

  Cost of goods sold ............    207,771        560,885         2,236,977           258,723                    3,264,356
  Marketing, general and
   administrative ...............      8,372         26,100            23,984             7,821          7,673        73,950
  Interest ......................        869          7,073             9,263             2,939           (172)       19,972
  Minority interests ............                      (880)               68                               56          (756)
                                   ---------     ----------        ----------          --------       --------    ----------
  Income (loss) before
   income taxes .................  $  10,592     $   (7,843)       $   13,331          $  1,355       $    545    $   17,980
                                   =========     ==========        ==========          ========       ========    ==========
   Total identifiable assets       $ 423,989     $  950,867        $  698,679          $325,507       $241,036    $2,640,078
                                   =========     ==========        ==========          ========       ========    ==========

     Assets included in "Other" primarily consisted of intercompany transactions and corporate facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective January 1, 2000, the Company, Farmland Industries, Inc. (Farmland) and Land O' Lakes, Inc. (LOL) formed Agriliance, LLC (Agriliance), a wholesale agronomy joint venture. For the initial investment in Agriliance, the Company contributed its interests in the Cenex/Land O' Lakes Agronomy Company, Agro Distribution, LLC and Agronomy Company of Canada, Ltd. Also effective January 1, 2000, the Company and Farmland formed United Country Brands, LLC for the purpose of holding the respective companies' ownership interests in Agriliance. Effective March 1, 2000, the Company sold 1.455% of its economic interest in Agriliance to LOL for approximately $7.4 million. After this sale of ownership interest, the Company holds a 50% interest in United Country Brands, LLC, which holds a 50% interest in Agriliance.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Company had a consolidated net loss for the three months ended February 29, 2000 of $4.1 million compared to net income of $8.6 million for the same three-month period in 1999, which represents a $12.7 million decrease. This decline in profitability is primarily attributable to a reduction in energy results due to a significant increase in the price of petroleum crude oil and reduced refinery margins. This loss was partially offset by an increase in the Company's income from its grain operations, consumer products packaging joint venture and a tax benefit change of $3.1 million.

     Consolidated net sales of $1.9 billion for the three months ended February 29, 2000 increased approximately $353 million (22%) compared to the same three months ended in 1999.

     Grain and oilseed sales of $921 million decreased $53 million (5%) during the three months ended February 29, 2000 compared to the same three months ended in 1999. The primary cause for the reduced sales was a decline of 29 cents per bushel in the average sales price of all grain and oilseed marketed by the Company. The decrease was partially offset by a combined grain volume increase of 22 million bushels compared to the same period in 1999.

     Energy sales of $653 million increased $398 million (156%) during the three months ended February 29, 2000 compared to the same period in 1999. This increase is primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in National Cooperative Refining Association (NCRA), which in turn owns approximately 57% of the refining joint venture (Cooperative Refining, LLC), consolidates the sales made to the minority owner. In addition, there was an increase in the average sales price of refined fuels of 37 cents per gallon.

     Processed grain and oilseed sales of $130 million decreased $3.9 million (3%) during the three months ended February 29, 2000 compared to the same three months ended in 1999. Sales of processed soybean products decreased by $12.1 million (13%), which was offset by an increase in wheat milling sales of $8.2 million (19%).

     Agronomy sales of $127 million increased $7.3 million (6%) during the three months ended February 29, 2000 compared to the same three-month period in 1999. Crop protection sales increased $12.4 million in 2000 compared to 1999, which was offset by a decrease of $10.83 per ton in the average selling price of plant food.

     Feed and farm supplies sales of $89 million increased by $4.7 million (6%) during the three months ended February 29, 2000 compared to the same three months of a year ago and is primarily due to price increases in most product lines.

     Other revenues of $18.9 million decreased $2.3 million (11%) during the three months ended February 29, 2000 compared to the same three months ended in 1999. The most significant change within other revenues was a net decrease in the Company's share of earnings from joint ventures. Consumer products packaging joint venture income increased by $5.9 million and agronomy joint venture loss increased by $10.0 million. This net decrease was offset by an increase in other revenues.

     Cost of goods sold of approximately $1.9 billion increased $365 million (24%) during the three months ended February 29, 2000, compared to the same three months ended in 1999. The increase is primarily attributable to the formation of Cooperative Refining, LLC, which was referenced to in the sales section of this analysis and to a significant increase in the purchase price of petroleum crude oil. During the three months ended February 29, 2000, the average cost of refined fuels and propane increased by 36 cents and 10 cents per gallon, respectively. Also, during the three months ended February 29, 2000, agronomy cost of goods increased by $11.3 million compared to the same three months ended in 1999. These increases were partially offset by decreases in the Company grain operations. The cost of all grains and oilseed procured by the Company's through its grain marketing and country elevator operations decreased 29 cents per bushel. Within the Company's food processing operations, the average cost of wheat declined 31 cents per bushel for wheat and the average cost of soybeans declined 15 cents per bushel. Both of these decreases are compared to purchases made during the same three-month period ended in the previous year.

     Marketing, general and administrative expenses of $42.1 million for the three months ended February 29, 2000 increased $5.4 million (15%) compared to the same three months ended in 1999. This increase is primarily related to additional locations and expansion of many of the Company's business segments.

     Interest expense of $14.0 million for the three months ended February 29, 2000 increased by $3.6 million (34%) compared to the same three months ended in 1999. The average seasonal borrowings during 2000 increased as a result of higher working capital needs, and long-term borrowings which reflected financial activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations for the three-month period ended February 29, 2000 changed by $10.3 million compared to the same three months ended in 1999. Substantially all minority interests is related to NCRA, which operates a petroleum refinery near McPherson, Kansas. This net change in minority interests during the current year is reflective of less profitable operations within the Company's majority owned subsidiaries.

     Income tax benefits of $4.0 million and $1.0 million for the three months ended February 29, 2000 and 1999, respectively, are the result of a net non-patronage loss of approximately $10.0 million and $2.4 million, respectively. Income tax expense or benefit and the resulting effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods.


COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Company's consolidated net income for the six months ended February 29, 2000 and February 28, 1999 was $5.0 million and $16.9 million, respectively, which represents an $11.9 million decrease over last year. This decrease in profitability is primarily attributable to the agronomy and energy segments of the company. In the agronomy segment, a larger asset base has aggravated the impact of the normal seasonality of the business. In energy a significant increase in the price of crude oil for the refineries negatively impacted gross margin for refined fuels. These decreases are partially offset by increases in the Company's consumer products packaging joint venture, processed grain and oilseed operations and a tax benefit generated primarily from agronomy joint ventures losses.

     Consolidated net sales of $3.9 billion for the six months ended February 29, 2000, increased approximately $616 million (19%) compared to the same six months ended in 1999.

     Grain and oilseed sales of $1.9 billion decreased $108 million (5%) during the six months ended February 29, 2000 compared to the same six months ended in 1999. Although grain volumes increased approximately 37 million bushels, the primary cause for the decreased sales is a decline of 36 cents per bushel in the average sales price of all grain and oilseed marketed by the Company.

     Energy sales of $1.3 billion increased $727 million (124%) during the six months ended February 29, 2000 compared to the same six months of a year ago. This increase is primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in NCRA, which in turn owns approximately 57% of the refining joint venture (Cooperative Refining, LLC), consolidates the sales made to the minority owner. In addition, there was an increase in the average sales price of refined fuels and propane of 28 cents and 12 cents per gallon, respectively. These increases were offset by a 14% decrease in propane gallons due to unusually warm weather during the current six-month period as compared to the same period of a year ago.

     Processed grain and oilseed sales of $266 million decreased $5.3 million (2%) during the six months ended February 29, 2000 compared to the same six months ended in 1999. This decrease was primarily attributable to a 9 cent per pound reduction in the average sales price of refined oils. The decrease was partially offset with an increase in volumes of milled wheat products primarily at the Mount Pocono and Huron mills.

     Agronomy sales of $229 million were essentially unchanged during the six months ended February 29, 2000 compared to the same six months of a year ago.

     Feed and farm supplies sales of $208 million were essentially unchanged during the six months ended February 29, 2000 compared to the same six months of a year ago.

     Other revenues of $44.8 million decreased $3.5 million (7%) during the six months ended February 29, 2000 compared to the same six months ended in 1999. The most significant change within other revenues was a decrease in the Company's share of earnings from joint ventures. Joint venture losses were $17.8 million from the recently formed agronomy joint ventures during the six months ended February 29, 2000. These losses were partially offset by $8.1 million and $2.9 million, respectively, of income from the Company's consumer products packaging and grain marketing joint ventures. The net decrease was offset by an increase in other revenues.

     Cost of goods sold of approximately $3.9 billion increased $622 million (19%) during the six months ended February 29, 2000 compared to the same six months ended in 1999. The increase is primarily attributable to the formation of Cooperative Refining, LLC, which was referenced to in the sales section of this analysis and to a significant increase in the purchase price of petroleum crude oil. During the six months ended February 29, 2000, the average cost of refined fuels and propane increased by 28 cents and 12 cents per gallon, respectively. These increases were partially offset by decreases in the Company's grain operations. The cost of all grain and oilseed procured by the Company through its grain marketing and country elevator operations decreased 35 cents per bushel. Within the Company's food processing operations, the average cost of wheat declined 29 cents per bushel for wheat and the average cost of soybeans declined 51 cents per bushel. Both of these decreases are compared to purchases made during the same six-month period ended in the previous year.

     Marketing, general and administrative expenses of $81.4 million for the six months ended February 29, 2000 increased by $7.4 million (10%) compared to the same six months ended in 1999. This increase is primarily related to additional locations and expansion of many of the Company's business segments.

     Interest expense of $27.0 million for the six months ended February 29, 2000 increased by $7.0 million (35%) compared to the same six months ended in 1999. The average seasonal borrowings during 2000 increased as a result of higher working capital needs, and long-term borrowings which reflected financial activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations of $9.2 million for the six months ended February 29, 2000 changed by $8.4 million compared to the same six months ended in 1999. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year is reflective of less profitable operations within the Company's majority owned subsidiaries.

     An income tax benefit of $5.7 million for the six months ended February 29, 2000 is primarily the result of a net non-patronage loss of approximately $14.3 million. Income tax expense of $1.0 million for the six months ended February 28, 1999 produced an effective tax rate of 5.8%. Income tax expense or benefit and the resulting effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company provided net cash of $67.1 million and used net cash of $158.1 million for the three months ended February 29, 2000 and February 28, 1999, respectively. For the period ended in 2000, the net loss of $4.1 million was offset by net non-cash income and expenses of approximately $28.2 million and reduced working capital requirements of approximately $43.0 million. For the three-month period ended February 28, 1999, net income of $8.6 million and net non-cash income and expenses of approximately $12.8 million were offset by increased working capital requirements of approximately $179.5 million.

     Operating activities of the Company provided net cash of $67.2 million and used net cash of $204.1 million for the six months ended February 29, 2000 and February 28, 1999, respectively. For the six-month period ended February 29, 2000, net income of approximately $5.0 million, net non-cash income and expenses of approximately $51.1 million and reduced working capital requirements of approximately $11.1 million provided this net cash from operating activities. For the six month period ended February 28, 1999, net income of $16.9 million and net non-cash income and expenses of approximately $37.9 million were offset by increased working capital requirements of approximately $258.9 million.


CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $40.2 million during the three-month period ended February 29, 2000. Expenditures for the acquisition of property, plant and equipment of $28.7 million, the net change in investments of $12.3 million and the net change in notes receivable were partially offset by investments redeemed of $1.4 million and proceeds from the disposition of property plant and equipment. For the fiscal year ending August 31, 2000, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $139.6 million.

     Investing activities of the Company used net cash of $42.1 million during the three months ended February 28, 1999. Expenditures for the acquisition of property, plant and equipment of $37.1 million and the net change in investments of $9.0 million were partially offset by proceeds from the disposition of property plant and equipment of $1.6 million, the net change in notes receivable and investments redeemed.

     Investing activities of the Company used net cash of $63.2 million during the six months ended February 29, 2000. Expenditures for the acquisition of property, plant and equipment of $60.5 million, the net change in investments of $15.5 million and the net change in notes receivable were partially offset by investments redeemed of $13.0 million and proceeds from the disposition of property, plant and equipment.

     Investing activities of the Company used net cash of $69.3 million during the six-month period ended February 28, 1999. Expenditures for the acquisition of property, plant and equipment of $70.9 million and the net change in investments of $11.2 million were partially offset by investments redeemed of $5.4 million, proceeds from the disposition of property, plant and equipment of $4.9 million and the net change in notes receivable.


CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In June 1998, the Company established a 364-day credit facility of $400 million, which was renewed in May 1999, and a five-year revolving facility of $200 million, all of which is committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which is committed. On February 29, 2000 and February 28, 1999, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $225.5 million and $247.0 million, respectively. On August 31, 1999 the Company had $197.0 million outstanding on its short-term lines of credit and other notes payable.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through the fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit agreement was $160.7 million, $164.0 million and $134.0 million on February 29, 2000, August 31, 1999 and February 28, 1999, respectively, with zero remaining available on both February 29, 2000 and August 31, 1999. Repayments of approximately $1.6 million and $3.3 million were made on this facility during the three months and six months ended February 29, 2000, respectively.

     Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     On February 29, 2000 the Company had total long-term debt outstanding of $472.3 million, of which approximately $221.3 million was bank financing, $225.0 million was private placement proceeds and $26.0 million was industrial revenue bonds, capitalized leases and miscellaneous notes payable. Long-term debt of NCRA represented $55.1 million of the total long-term debt outstanding on February 29, 2000. On August 31, 1999 and February 28, 1999, the Company had long-term debt outstanding of $482.7 million and $460.3 million, respectively.

     During the six-months ended February 29, 2000 and February 28, 1999, the Company repaid long-term debt of $10.6 million and $7.3 million, respectively, and had additional long-term debt borrowings of $10.6 million during the six months ended February 28, 1999. During the three-month periods ended February 29, 2000 and February 28, 1999, the Company repaid long-term debt of $4.8 million and $2.6 million, respectively, and had no additional long-term borrowings during either period.

     In accordance with the By-Laws and by action of the Board of Directors, annual net savings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The patronage earnings from the fiscal year ended August 31, 1999 were distributed in January and February 2000. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for regular earnings, was approximately $18.0 million. During the six months ended February 28, 1999 the Company paid out cash patronage of approximately $43.7 million from the patronage earnings of the former Harvest States Cooperatives fiscal year ended May 31, 1998, the former Cenex, Inc. for the period ended May 31, 1998 and the patronage earnings resulting from the combined operations of the Company for the three months ended August 31, 1998.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death who were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 1999, to be distributed in the current fiscal year, are expected to be approximately $25.7 million, of which approximately $13.1 million was redeemed during the six months ended February 29, 2000. During the six months ended February 28, 1999 the Company redeemed approximately $10.6 million of equity. Approximately $1.6 million and $1.3 million of equity was redeemed by the Company during the three-month periods ended February 29, 2000 and February 28, 1999, respectively.

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


YEAR 2000

     In preparation for the year 2000, the Company engaged an information technology consulting firm specializing in year 2000 systems projects. The scope of the program management effort at the Company has included internal mainframe, midrange, and LAN based systems as well as facilities, package software vendors, and interfaces with external vendors, processors and customers. Remediation and upgrades of these systems have been completed for all mission critical systems. Through February 29, 2000, the Company has expensed approximately $2.1 million to review and correct its own computer systems.

     To date, the Company has not experienced any significant year 2000-related failures. The Company's management believes that the Company has put in place an effective program to address the year 2000 issue and that it has taken the steps reasonably necessary to resolve this issue with respect to matters within its control. However, it also recognizes that failure by other parties to sufficiently resolve all aspects of the year 2000 issue in a timely fashion continues to present substantial risks for the Company. While the Company has taken steps to determine the extent of remediation efforts undertaken by key customers and suppliers, there is no guarantee that the systems of other companies on which this Company relies have been remediated in order to avoid having a material adverse effect on the Company's results of operations or its financial position. To date, the Company has not experienced any significant problems related to key customer or supplier year 2000-related failures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since the Company's fiscal year end August 31, 1999.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                                   FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                                       2000            1999            1999
                                                                   ------------    -----------     ------------
(DOLLARS IN THOUSANDS)                                              (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Receivables ..................................................       $24,634         $24,650        $29,233
 Inventories ..................................................        17,405          17,084         26,431
 Other current assets .........................................            23
                                                                      -------         -------        -------
  Total current assets ........................................        42,062          41,734         55,664

PROPERTY, PLANT AND EQUIPMENT .................................        39,329          39,001         37,981
                                                                      -------         -------        -------
  Total assets ................................................       $81,391         $80,735        $93,645
                                                                      =======         =======        =======

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .....................       $ 1,119         $ 9,546        $21,487
 Accounts payable .............................................         4,928           5,768         10,185
 Accrued expenses .............................................         5,289           4,227          3,496
                                                                      -------         -------        -------
  Total current liabilities ...................................        11,336          19,541         35,168

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY ..................................        70,055          61,194         58,477
                                                                      -------         -------        -------
   Total liabilities and defined business unit equity .........       $81,391         $80,735        $93,645
                                                                      =======         =======        =======

          The accompanying notes are an integral part of then financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE                     FOR THE
                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     FEBRUARY 29 & 28,           FEBRUARY 29 & 28,
                                                  -----------------------    ------------------------
                                                     2000         1999          2000          1999
(DOLLARS IN THOUSANDS)                            ----------   ----------    ----------    ----------
REVENUES:
 Processed oilseed sales .......................    $79,199      $91,311      $162,756      $186,773
 Other revenue .................................        250           68           579            72
                                                    -------      -------      --------      --------
                                                     79,449       91,379       163,335       186,845
                                                    -------      -------      --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................     74,057       87,914       151,421       176,887
 Marketing, general and administrative .........      1,182        1,339         2,538         2,649
 Interest ......................................                     292                         594
                                                    -------      -------      --------      --------
                                                     75,239       89,545       153,959       180,130
                                                    -------      -------      --------      --------

INCOME BEFORE INCOME TAXES .....................      4,210        1,834         9,376         6,715

INCOME TAXES ...................................        215          195           515           275
                                                    -------      -------      --------      --------

NET INCOME .....................................    $ 3,995      $ 1,639      $  8,861      $  6,440
                                                    =======      =======      ========      ========

          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE                      FOR THE
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    FEBRUARY 29 & 28,            FEBRUARY 29 & 28,
                                                                -------------------------    ------------------------
                                                                    2000          1999          2000          1999
(DOLLARS IN THOUSANDS)                                          -----------   -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..................................................    $  3,995      $  1,639      $  8,861      $  6,440
                                                                  --------      --------      --------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ..............................................         621           566         1,245         1,112
   Loss on disposal of property, plant and equipment .........                                      35
   Changes in operating assets and liabilities:
    Receivables ..............................................       2,242         2,697            16          (530)
    Inventories ..............................................      (1,389)       (2,647)         (321)       (7,862)
    Other current assets .....................................           2           240           (23)
    Accounts payable and accrued expenses ....................      (1,029)        3,756           222         4,361
                                                                  --------      --------      --------      --------
      Total adjustments ......................................         447         4,612         1,174        (2,919)
                                                                  --------      --------      --------      --------
      Net cash provided by operating activities ..............       4,442         6,251        10,035         3,521
                                                                  --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ................        (890)       (1,992)       (1,608)       (3,500)
 Proceeds from disposition of property, plant and
  equipment ..................................................                         3                           3
                                                                  --------      --------      --------      --------
      Net cash used in investing activities ..................        (890)       (1,989)       (1,608)       (3,497)
                                                                  --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives ..........      (3,552)       (2,623)       (8,427)        6,416
 Defined business unit equity distributed to the
  Company ....................................................                    (1,639)                     (6,440)
                                                                  --------      --------      --------      --------
      Net cash used in financing activities ..................      (3,552)       (4,262)       (8,427)          (24)
                                                                  --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH ..............................          --            --            --            --

CASH AT BEGINNING OF PERIOD ..................................          --            --            --            --
                                                                  --------      --------      --------      --------

CASH AT END OF PERIOD ........................................          --            --            --            --
                                                                  ========      ========      ========      ========

          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three months and six months ended February 29, 2000 and February 28, 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.

NOTE 2. RECEIVABLES

                                                      FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                          2000            1999            1999
                                                      ------------    -----------     ------------
    Trade ........................................       $25,029         $25,045        $29,628
    Less allowance for doubtful accounts .........           395             395            395
                                                         -------         -------        -------
                                                         $24,634         $24,650        $29,233
                                                         =======         =======        =======

NOTE 3. INVENTORIES

                                                      FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                          2000            1999            1999
                                                      ------------    -----------     ------------
    Processed oilseed products ...................       $10,811         $11,918        $10,318
    Oilseed ......................................         6,594           5,166         16,113
                                                         -------         -------        -------
                                                         $17,405         $17,084        $26,431
                                                         =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the Management Discussion and Analysis for the Company for discussion of new accounting pronouncements and the Year 2000.


RESULTS OF OPERATIONS

     Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     FEBRUARY 29 & 28,         FEBRUARY 29 & 28,
                                                  -----------------------   -----------------------
                                                      2000         1999         2000         1999
                                                  -----------   ---------   -----------   ---------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Income before income taxes .................    $  4,210      $1,834      $  9,376      $ 6,715
   Income from purchased oil ..................      (1,275)       (120)       (2,816)        (873)
   Non-patronage joint venture income .........                                  (153)
   Book to tax differences ....................          23           4            47            4
                                                   --------      ------      --------      -------
   Taxable income .............................    $  2,958      $1,718      $  6,454      $ 5,846
                                                   ========      ======      ========      =======
   Bushels processed ..........................      10,018       9,553        19,245       17,618
   Income per bushel ..........................    $  0.295     $ 0.180      $  0.335      $ 0.332

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales.

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        FEBRUARY 28,              FEBRUARY 28,
                                                   -----------------------   -----------------------
                                                      2000         1999         2000         1999
                                                   ----------   ----------   ----------   ----------
   Gross margin ................................      6.49%        3.72%        6.96%        5.29%
   Marketing, general and administrative .......      1.49%        1.47%        1.56%        1.42%
   Interest ....................................      0.00%        0.32%        0.00%        0.32%


COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Oilseed Processing and Refining Defined Business Unit net income of $4.0 million for the three months ended February 29, 2000 represents a $2.4 million increase (144%) compared to the three-month period ended February 28, 1999. An increase in gross margin for soymeal of approximately $1.60 per ton, and an increase in the refined oil margin of almost a half a cent per pound, along with somewhat improved volumes for both products were the primary factors in this improvement in net income for the three-month period ended February 29, 2000 compared to the three-month period ended February 28, 1999.

     Net sales of $79.2 million for the three months ended February 29, 2000 decreased by $12.1 million (13%) compared to the three months ended February 28, 1999. A reduction in the sales price for refined oil of approximately $0.09 per pound was partially offset by a 2% increase in sales volume for refined oil, an increase of approximately $31 per ton for processed soybean products, and a 6% increase in sales volume for processed soybean products during the current three-month period compared to the same period of a year ago.

     Other revenues increased approximately $182 thousand during the three months ended February 29, 2000 compared to the three months ended February 28, 1999. During the 2000 period, the Defined Business Unit recognized interest income of $246 thousand, accounting for most of this increase.

     Cost of goods sold of $74.1 million for the three months ended February 29, 2000 decreased $13.9 million (16%) compared to the three months ended February 28, 1999. Reduced cost for soybeans averaging $0.15 per bushel and reduced cost for crude soybean oil averaging $0.104 per pound during the three months ended February 29, 2000, compared to the three months ended February 28, 1999 were partially offset by a 5% increase in crush volume (approximately 450 thousand bushels) and a 2% increase in refining volume (approximately 5.5 million pounds).

     Marketing, general and administrative expenses of approximately $1.2 million for the three months ended February 29, 2000 declined approximately $0.2 million (12%) compared to the three months ended February 28, 1999.

     During the three-month period ended February 29, 2000, the Oilseed Processing and Refining Defined Business Unit incurred no net interest expense compared to interest expense of approximately $0.3 million during the same period ended in 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products which resulted in no excess borrowings based on average outstanding daily balances.

     Income tax expense of $215 thousand and $195 thousand for the three-month periods ended February 29, 2000 and February 28, 1999, respectively, resulted in effective tax rates of 5.1% and 10.6%. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Oilseed Processing and Refining Defined Business Unit net income of $8.9 million for the six months ended February 29, 2000 represents a $2.4 million increase (38%) compared to the six-month period ended February 28, 1999. This improvement in income during the six-month period ended February 29, 2000 compared to the six months ended February 28, 1999 was a result of an increase in gross margin for refined oil of approximately 4 tenths of a cent per pound, an increase in refined oil volume of approximately 7%, and an increase in processed soybean product volume of approximately 9% which was partially offset by a decline in the gross margin for the processed soybean products of $3.86 per ton.

     Net sales of $162.8 million for the six months ended February 29, 2000 decreased by $24.0 million (13%) compared to the six months ended February 28, 1999. A reduction in the sales price for refined oil of approximately $0.09 per pound was partially offset by a 7% increase in sales volume for refined oil, an increase of approximately $16 per ton for processed soybean products, and a 9% increase in sales volume for processed soybean products during the current six-month period compared to the same period of a year ago.

     Other revenues increased approximately $.5 million during the six months ended February 29, 2000 compared to the six months ended February 28, 1999. During the six months ended February 29, 2000, the Defined Business Unit recognized interest income of approximately $.4 million, and received approximately $.2 million from an oilseed joint venture. These two income items accounted for nearly all of the change in other revenues between the two periods.

     Cost of goods sold of $151.4 million for the six months ended February 29, 2000 decreased $25.5 million (14%) compared to the six months ended February 28, 1999. Reduced cost for soybeans averaging $0.51 per bushel and reduced cost for crude soybean oil averaging $0.093 per pound during the six months ended February 29, 2000, compared to the six months ended February 28, 1999 were partially offset by a 9% increase in crush volume (approximately 1.6 million bushels) and an 7% increase in refining volume (approximately 35.0 million pounds).

     Marketing, general and administrative expenses of approximately $2.5 million for the six months ended February 29, 2000 declined approximately $.1 million (4%) compared to the six months ended February 28, 1999.

     During the six month period ended February 29, 2000, the Oilseed Processing and Refining Defined Business Unit incurred no net interest expense compared to interest expense of approximately $0.6 million during the same period ended in 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products which resulted in no excess borrowings based on average outstanding daily balances.

     Income tax expense of $515 thousand and $275 thousand for the six-month periods ended February 29, 2000 and February 28, 1999, respectively, resulted in effective tax rates of 5.5% and 4.1%. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 29, 2000 provided net cash of $4.4 million. Net income of $4.0 million and non-cash expenses of $0.6 million were partially offset by an increase in working capital requirements of $0.2 million to generate this net cash. For the three-month period ended February 28, 1999, operating activities provided net cash of $6.3 million. During that period, net income of $1.6 million, non-cash expenses of approximately $0.6 million and reduced working capital requirements of approximately $4.1 million provided this net cash from operating activities.

     Operating activities for the six months ended February 29, 2000 provided net cash of $10.0 million. Net income of $8.9 million and non-cash expenses of $1.2 million were partially offset by an increase in working capital requirements of $0.1 million. For the three-month period ended February 28, 1999, operating activities provided net cash of $3.5 million. During that period, net income of $6.4 million and non-cash expenses of approximately $1.1 million were partially offset by increased working capital requirements of approximately $4.0 million.

CASH FLOWS FROM INVESTING

     During the three-month periods ended February 29, 2000 and February 28, 1999, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $0.9 million and $2.0 million, respectively, for the acquisition of property, plant and equipment.

     During the six-month periods ended February 29, 2000 and February 28, 1999, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $1.6 million and $3.5 million, respectively, for the acquisition of property plant and equipment.

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

     The Oilseed Processing and Refining Defined Business Unit had amounts payable to the Company of $1.1 million on February 29, 2000 compared to $9.5 million on August 31, 1999 and $21.5 million on February 28, 1999. These interest bearing balances reflect working capital and fixed asset financing requirements, and are influenced by the prices of soybeans and crude soybean oil.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                                   FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                                       2000            1999            1999
                                                                   ------------    -----------     ------------
(DOLLARS IN THOUSANDS)                                              (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Receivables ..................................................      $ 36,821        $ 30,960        $ 32,765
 Inventories ..................................................        18,107          14,339          23,137
 Other current assets .........................................           139             210             165
                                                                     --------        --------        --------
  Total current assets ........................................        55,067          45,509          56,067

PROPERTY, PLANT AND EQUIPMENT .................................       108,860         110,547         110,577

INTANGIBLE ASSETS .............................................         8,881           9,415           9,948
                                                                     --------        --------        --------
  Total assets ................................................      $172,808        $165,471        $176,592
                                                                     ========        ========        ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .....................      $ 60,634        $ 48,938        $ 49,391
 Accounts payable .............................................         9,386           7,238          11,998
 Accrued expenses .............................................         4,076           4,440           3,527
 Current portion of long-term debt ............................        10,005          10,005          10,005
                                                                     --------        --------        --------
  Total current liabilities ...................................        84,101          70,621          74,921

LONG-TERM DEBT, CENEX HARVEST STATES
 COOPERATIVES .................................................        23,633          28,510          33,638

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY ..................................        65,074          66,340          68,033
                                                                     --------        --------        --------
   Total liabilities and defined business unit equity .........      $172,808        $165,471        $176,592
                                                                     ========        ========        ========

          The accompanying notes are an integral part of the financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE                      FOR THE
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        FEBRUARY 29 & 28,            FEBRUARY 29 & 28,
                                                   --------------------------    -------------------------
                                                       2000           1999           2000          1999
(DOLLARS IN THOUSANDS)                             ------------   -----------    -----------   -----------
REVENUES:
 Processed grain sales .........................     $ 51,136       $ 42,944      $103,730       $ 85,037
                                                     --------       --------      --------       --------

COSTS AND EXPENSES:
 Cost of goods sold ............................       47,308         41,806        95,841         81,837
 Marketing, general and administrative .........        3,483          2,441         6,216          4,679
 Interest ......................................        1,574          1,136         3,069          2,079
                                                     --------       --------      --------       --------
                                                       52,365         45,383       105,126         88,595
                                                     --------       --------      --------       --------

LOSS BEFORE INCOME TAXES .......................       (1,229)        (2,439)       (1,396)        (3,558)

INCOME TAXES ...................................         (115)          (175)         (130)          (275)
                                                     --------       --------      --------       --------

NET LOSS .......................................     $ (1,114)      $ (2,264)     $ (1,266)      $ (3,283)
                                                     ========       ========      ========       ========

          The accompanying notes are an integral part of the financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE                       FOR THE
                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      FEBRUARY 29 & 28,             FEBRUARY 29 & 28,
                                                                ---------------------------     -------------------------
                                                                    2000           1999             2000          1999
(DOLLARS IN THOUSANDS)                                          ------------   ------------     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...................................................     $ (1,114)       $(2,264)        $ (1,266)     $  (3,283)
                                                                  --------        -------         --------      ---------
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation and amortization ............................        1,688          1,357            3,378          2,619
   Changes in operating assets and liabilities:
    Receivables .............................................        1,294         (1,104)          (5,861)         2,463
    Inventories .............................................        3,279         (1,823)          (3,768)        (4,242)
    Other current assets ....................................          128             (1)              71            265
    Accounts payable and accrued expenses ...................       (6,468)         2,220            1,784          2,855
                                                                  --------        -------         --------      ---------
      Total adjustments .....................................          (79)           649           (4,396)         3,960
                                                                  --------        -------         --------      ---------
      Net cash (used in) provided by operating
       activities ...........................................       (1,193)        (1,615)          (5,662)           677
                                                                  --------        -------         --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............         (712)        (5,508)          (1,157)       (15,235)
                                                                  --------        -------         --------      ---------
      Net cash used in investing activities .................         (712)        (5,508)          (1,157)       (15,235)
                                                                  --------        -------         --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives .........        4,344          7,298           11,696         16,153
 Principal payments on long-term debt .......................       (2,439)        (2,439)          (4,877)        (4,878)
 Defined business unit equity distributed to the
  Company ...................................................                       2,264                           3,283
                                                                  --------        -------         --------      ---------
      Net cash provided by financing activities .............        1,905          7,123            6,819         14,558
                                                                  --------        -------         --------      ---------

NET INCREASE (DECREASE) IN CASH .............................           --             --               --             --

CASH AT BEGINNING OF PERIOD .................................           --             --               --             --
                                                                  --------        -------         --------      ---------

CASH AT END OF PERIOD .......................................           --             --               --             --
                                                                  ========        =========       ========      =========

          The accompanying notes are an integral part of the financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited statements of operations and cash flows for the three months and six months ended February 29, 2000 and February 28, 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.

NOTE 2. RECEIVABLES

                                                     FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                         2000            1999            1999
                                                     ------------    -----------     ------------
   Trade ........................................       $37,012         $32,274        $32,990
   Other ........................................           969             454            527
                                                        -------         -------        -------
                                                         37,981          32,728         33,517
   Less allowance for doubtful accounts .........         1,160           1,768            752
                                                        -------         -------        -------
                                                        $36,821         $30,960        $32,765
                                                        =======         =======        =======

NOTE 3. INVENTORIES

                                                     FEBRUARY 29,     AUGUST 31,     FEBRUARY 28,
                                                         2000            1999            1999
                                                     ------------    -----------     ------------
   Grain ........................................       $14,306         $11,915        $20,157
   Processed grain products .....................         3,242           1,815          2,196
   Other ........................................           559             609            784
                                                        -------         -------        -------
                                                        $18,107         $14,339        $23,137
                                                        =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 3, 2000 the Company's Board of Directors approved pursuing the acquisition of Dakota Valley Mills, located in Fairmount, North Dakota. The mill processes primarily spring wheat for bulk bakery customers, and has an 8,200 cwt. daily production capacity. The transaction has not been finalized, and is subject to due diligence and environmental review.

     See the Management Discussion and Analysis for the Company for discussion of new accounting pronouncements and the Year 2000.


RESULTS OF OPERATIONS

     Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         FEBRUARY 28,                  FEBRUARY 28,
                                                  ---------------------------   ---------------------------
                                                      2000           1999           2000           1999
                                                  ------------   ------------   ------------   ------------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Loss before income taxes ...................     $ (1,229)      $ (2,439)      $ (1,396)      $ (3,558)
   Book to tax differences ....................          101            193            202            193
                                                    --------       --------       --------       --------
   Taxable loss ...............................     $ (1,128)      $ (2,246)      $ (1,194)      $ (3,365)
                                                    ========       ========       ========       ========
   Bushels processed ..........................       10,893          8,255         20,828         16,559
   Loss per bushel ............................     $  (0.10)      $  (0.27)      $  (0.06)      $  (0.20)

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              FEBRUARY 28,              FEBRUARY 28,
                                                         -----------------------   -----------------------
                                                            2000         1999         2000         1999
                                                         ----------   ----------   ----------   ----------
   Gross margin ......................................      7.49%        2.65%        7.61%        3.76%
   Marketing, general and administrative .............      6.81%        5.68%        5.99%        5.50%
   Interest ..........................................      3.08%        2.65%        2.96%        2.44%


COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Wheat Milling Defined Business Unit incurred a net loss of approximately $1.1 million for the three months ended February 29, 2000 compared to a net loss of $2.3 milling during the three months ended February 28, 1999, which resulted in an improvement of approximately $1.2 million (51%). This improvement in operating results is primarily attributable to a $0.39 per hundred weight increase in the average gross margin for all products and a 22% increase in volume.

     Net sales of $51.1 million for the three months ended February 29, 2000 increased approximately $8.2 million (19%) compared to the three-month period ended February 28, 1999. A reduction to the average sales price of $0.23 per hundred weight was offset by a 1.2 million hundred weight volume increase. The increased volume is primarily attributable to the Mount Pocono mill which commenced operations in January of 1999, and the Huron mill, which during the 1999 period, was under conversion of one of its lines from semolina to bakery flour.

     Cost of goods sold of $47.3 million for the three months ended February 29, 2000 increased $5.5 million (13%) compared to the three-month period ended on February 28, 1999. While the average cost per bushel of raw material declined $0.31 during the three months ended February 29, 2000 compared to the same three months of a year ago, increased bushel grind of approximately 1.7 million bushels and increased milling expense of approximately $1.1 million offset this price variance. Essentially all of the increased mill expense is attributable to Mount Pocono, which operated only on a limited basis during the 1999 period.

     Marketing, general and administrative expenses of $3.5 million for the three months ended February 29, 2000 increased approximately $1.0 million (43%) compared to the three months ended February 28,1999. Most of this increase is attributable to activities at or for the Mount Pocono mill, which operated only on a limited basis during the1999 period.

     Interest expense of $1.6 million during the three months ended February 29, 2000 increase approximately $0.4 million (39%) compared to the three-month period ended February 28, 1999. Most of this increase in interest expense is attributable to the construction and working capital requirements of the Mount Pocono mill.

     An income tax benefit of $115 thousand for the three months ended February 29, 2000 is based upon an effective tax rate of 9.4% applied to the pretax loss of approximately $1.2 million. For the three months ended February 28, 1999, an income tax benefit of $175 thousand was based upon an effective tax rate of 7.2% applied to a pretax loss of $2.4 million. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     The Wheat Milling Defined Business Unit incurred a net loss of approximately $1.3 million for the six months ended February 29, 2000 compared to a net loss of $3.3 milling during the six months ended February 28, 1999, for an improvement of approximately $2.0 million (61%). This improvement in operating results is primarily attributable to a $0.30 per hundred weight increase in the average gross margin for all products and a 27% increase in volume.

     Net sales of $103.7 million for the six months ended February 29, 2000 increased approximately $18.7 million (22%) compared to the six months ended February 28, 1999. A reduction to the average sales price of $0.32 per hundred weight was offset by a 2.7 million hundred weight volume increase. The increased volume is primarily attributable to the Mount Pocono mill which commenced operations in January of 1999, and the Huron mill, which during the 1999 period, was under conversion of one of its lines from semolina to bakery flour.

     Cost of goods sold of $95.8 million for the six months ended February 29, 2000 increased $14.0 million (17%) compared to the six-month period ended on February 28, 1999. While the average cost per bushel of raw material declined $0.29 during the six months ended February 29, 2000 compared to the same six months of a year ago, increased bushel grind of approximately 4.3 million bushels and increased milling expense of approximately $1.6 million offset this price variance. Essentially all of the increased mill expense is attributable to Mount Pocono, which operated only on a limited basis during the 1999 period.

     Marketing, general and administrative expenses of $6.2 million for the six months ended February 29, 2000 increased approximately $1.5 million (33%) compared to the six months ended February 28, 1999. Most of this increase is attributable to activities at or for the Mount Pocono mill, which operated only on a limited basis during the 1999 period.

     Interest expense of $3.1 million during the six months ended February 29, 2000 increase approximately $1.0 million (48%) compared to the six-month period ended February 28, 1999. Most of this increase in interest expense is attributable to the construction and working capital requirements of the Mount Pocono mill.

     An income tax benefit of $130 thousand for the six months ended February 29, 2000 is based upon an effective tax rate of 9.3% applied to the pretax loss of approximately $1.4 million. For the six months ended February 28, 1999, an income tax benefit of $275 thousand was based upon an effective tax rate of 7.7% applied to a pretax loss of $3.6 million. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and the need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 29, 2000 used net cash of approximately $1.2 million. Non-cash expenses of $1.7 million were offset by the net operating loss of $1.1 million and increased working capital requirements of approximately $1.8 million. Increased working capital requirements were primarily attributable to increased volume activity. Operating activities for the three months ended February 28, 1999 used net cash of approximately $1.6 million. Non-cash expenses of approximately $1.4 million were offset by the net operating loss of $2.3 million and increased working capital requirements of $ .7 million.

     Operating activities for the six months ended February 29, 2000 used net cash of approximately $5.7 million. Non cash expenses of $3.4 million were offset by the net operating loss of $1.3 million and increased working capital requirements of approximately $7.8 million. Increased working capital requirements were primarily attributable to increased volume activity. Operating activities for the three months ended February 28, 1999 provided net cash of approximately $ .7 million. Non-cash expenses of approximately $2.6 million and reduced working capital requirements of approximately $1.4 million were partially offset by the net operating loss of $3.3 million.

CASH FLOWS FROM INVESTING

     Cash expended for the acquisition of property, plant and equipment during the three-month periods ended February 29, 2000 and February 28, 1999, totaled approximately $0.7 million and $5.5 million, respectively. The majority of the capital expenditures during the 1999 period were for the completion of the Mount Pocono mill.

     Cash expended for the acquisition of property, plant and equipment during the six-month periods ended February 29, 2000 and February 28, 1999, totaled approximately $1.2 million and $15.2 million, respectively. The majority of the capital expenditures during the 1999 period were for the completion of the Mount Pocono mill.

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

     The Wheat Milling Defined Business Unit had amounts payable to the Company of $60.6 million on February 29, 2000 compared to $48.9 million on August 31, 1999, and $49.4 million on February 28, 1999. This increase is primarily attributable to additional financing required for accounts receivables and inventories due to increased volume activity.

     The Wheat Milling Defined Business Unit had long-term debt outstanding and payable to the Company of $33.6 million on February 29, 2000 compared with $38.5 million on August 31, 1999, and $43.6 million of February 28, 1999. This debt was originally incurred for the acquisition, expansion, and construction of certain mills within the Wheat Milling Defined Business Unit. Approximately $10.0 million of the current balance is payable within the next twelve months.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on December 1-2, 1999, the following new directors were elected to the Board of Directors: Richard Owen, Robert Grabarski, Glen Keppy. In addition, the following directors were re-elected to the Board: Curt Eischens, Jerry Hasnedl, Bruce Anderson, Steven Burnet. Finally, the following directors' terms of office continued after the meeting: Robert Bass, Robert Elliott, Jim Kile, Gerald Kuster, Leonard Larsen, Duane Stenzel, Michael Toelle, Richard Traphagen, Merlin Van Walleghn, Elroy Webster. Steven Burnet was subsequently elected Chairman of the Board.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT   DESCRIPTION
     -------   -----------------------------------------------------------------
      10.38    Joint Venture Agreement for Agriliance LLC, dated as of January
               1, 2000 among Farmland Industries, Inc., Cenex Harvest States
               Cooperatives, United Country Brands, LLC and Land O' Lakes, Inc.

      10.39 Employment Agreement dated as of January 14, 2000 between Noel K. Estenson and Cenex Harvest States Cooperatives

      10.40 Employment Agreement dated as of January 14, 2000 between John D. Johnson and Cenex Harvest States Cooperatives

      99       Cautionary Statement

      27       Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K

    Form 8-K, Item 5, "Other Events" filed December 1, 1999 referencing the press release issued to the public on November 23, 1999 which described the outcome of a proposed unification of the Company and Farmland Industries, Inc.

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



                                           CENEX HARVEST STATES COOPERATIVES
                                     -------------------------------------------
                                                    (Registrant)


        NAME                           TITLE                           DATE
        ----                           -----                           ----

  /S/ JOHN SCHMITZ        Senior Vice President and Chief        April 11, 2000
-------------------       Financial Officer
   John Schmitz