Form 10-Q
period 2000-05-31
CENEX HARVEST STATES COOPERATIVES
filed 2000-07-10
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000.


   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .


                        COMMISSION FILE NUMBER 333-17865

                                  -------------

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

                                  -------------

     Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   NONE                                        NONE
                   ----                                        ----
                 (Class)                        (Number of shares outstanding at
                                                          May 31, 2000)

================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements

 Consolidated Balance Sheets as of May 31, 2000 (unaudited), August 31,
 1999 and May 31, 1999 (unaudited) ........................................    2

 Consolidated Statements of Operations for the three months and nine
 months ended May 31, 2000 and 1999 (unaudited) ...........................    3

 Consolidated Statements of Cash Flows for the three months and nine
 months ended May 31, 2000 and 1999 (unaudited) ...........................    4

 Notes to Consolidated Financial Statements (unaudited) ...................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................    8

 Item 3. Quantitative and Qualitative Disclosures about Market Risk .......   13

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 2000 (unaudited), August 31, 1999 and
 May 31, 1999 (unaudited) .................................................   14

 Statements of Operations for the three months and nine months ended
 May 31, 2000 and 1999 (unaudited) ........................................   15

 Statements of Cash Flows for the three months and nine months ended
 May 31, 2000 and 1999 (unaudited) ........................................   16

 Notes to Financial Statements (unaudited) ................................   17

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................   18

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 2000 (unaudited), August 31, 1999 and
 May 31, 1999 (unaudited) .................................................   21

 Statements of Operations for the three months and nine months ended
 May 31, 2000 and 1999 (unaudited) ........................................   22

 Statements of Cash Flows for the three months and nine months ended
 May 31, 2000 and 1999 (unaudited) ........................................   23

 Notes to Financial Statements (unaudited) ................................   24

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................   25

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

 Item 6. Exhibits and Reports on Form 8-K .................................   28

SIGNATURE PAGE ............................................................   29

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

     MILLING BUSINESS COMPETITIVE TRENDS. Certain major durum milling competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers. In addition, baking and bread flour demand has declined during a period when the milling industry has been expanding, which will continue to put pressure on gross margins.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   MAY 31,      AUGUST 31,       MAY 31,
                                                                    2000           1999           1999
                                                                 ----------     ----------     ----------
(DOLLARS IN THOUSANDS)                                           (UNAUDITED)                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................    $   42,914     $   75,667     $   44,760
 Receivables ................................................       963,705        606,641        678,963
 Inventories ................................................       674,876        549,703        513,815
 Other current assets .......................................        58,620         39,414         86,231
                                                                 ----------     ----------     ----------
  Total current assets ......................................     1,740,115      1,271,425      1,323,769

INVESTMENTS .................................................       466,718        427,896        367,369

PROPERTY, PLANT AND EQUIPMENT ...............................     1,025,730        968,333        956,068

OTHER .......................................................       135,023        120,010        114,423
                                                                 ----------     ----------     ----------
  Total assets ..............................................    $3,367,586     $2,787,664     $2,761,629
                                                                 ==========     ==========     ==========

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable ..............................................    $  343,037     $  196,986     $  170,000
 Current portion of long-term debt ..........................        20,602         21,562         19,627
 Patrons' credit balances ...................................        36,427         44,970         37,514
 Patrons' advance payments ..................................       138,404        127,755        115,680
 Checks and drafts outstanding ..............................        58,726         48,605         70,231
 Accounts payable ...........................................       758,682        449,774        501,341
 Accrued expenses ...........................................       141,092        119,728        103,226
 Patronage dividends and equity retirements payable .........        29,828         43,000         16,894
                                                                 ----------     ----------     ----------
  Total current liabilities ....................... .........     1,526,798      1,052,380      1,034,513

LONG-TERM DEBT ..............................................       490,359        461,104        466,281

OTHER LIABILITIES ...........................................        79,808         88,173         80,326

MINORITY INTERESTS IN SUBSIDIARIES ..........................       121,851         68,371         62,256

COMMITMENTS AND CONTINGENCIES

EQUITIES ....................................................     1,148,770      1,117,636      1,118,253
                                                                 ----------     ----------     ----------
  Total liabilities and equities ............................    $3,367,586     $2,787,664     $2,761,629
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE                        FOR THE
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            MAY 31,                         MAY 31,
                                                   ------------------------       --------------------------
(DOLLARS IN THOUSANDS)                                2000           1999             2000            1999
                                                   ---------      ---------       ----------      ----------
REVENUES:
 Net sales:
   Grain and oilseed ...........................   $ 843,693      $ 625,002       $2,767,198      $2,656,966
   Energy ......................................     759,616        323,590        2,071,648         908,224
   Agronomy ....................................     323,600        254,260          552,620         481,547
   Feed and farm supplies ......................     231,412        176,145          439,242         383,679
   Processed grain and oilseed .................     130,450        137,548          396,937         409,358
                                                   ---------      ---------       ----------      ----------
                                                   2,288,771      1,516,545        6,227,645       4,839,774
 Patronage dividends ...........................       3,495          1,008            5,019           4,910
 Other revenues ................................      53,786         33,794           98,630          82,165
                                                   ---------      ---------       ----------      ----------
                                                   2,346,052      1,551,347        6,331,294       4,926,849
                                                   ---------      ---------       ----------      ----------

COSTS AND EXPENSES:
 Cost of goods sold ............................   2,216,414      1,450,121        6,103,220       4,714,477
 Marketing, general and administrative .........      40,459         42,331          121,850         116,281
 Interest ......................................      16,051         11,509           43,008          31,481
 Minority interests ............................      13,653          4,411            4,487           3,655
                                                   ---------      ---------       ----------      ----------
                                                   2,286,577      1,508,372        6,272,565       4,865,894
                                                   ---------      ---------       ----------      ----------

INCOME BEFORE INCOME TAXES .....................      59,475         42,975           58,729          60,955

INCOME TAXES ...................................       8,313          4,340            2,576           5,375
                                                   ---------      ---------       ----------      ----------

NET INCOME .....................................   $  51,162      $  38,635       $   56,153      $   55,580
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE                       FOR THE
                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              MAY 31,                       MAY 31,
                                                                     -------------------------     -------------------------
(DOLLARS IN THOUSANDS)                                                  2000           1999           2000           1999
                                                                     ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................    $   51,162     $   38,635     $   56,153     $   55,580
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization ................................        22,724         20,377         66,697         60,523
   Noncash net income from joint ventures .......................       (29,848)       (15,728)       (21,238)       (16,995)
   Minority interests ...........................................        13,653          4,411          4,487          3,655
   Adjustment of inventories to market value ....................            --        (14,946)            --        (10,117)
   Noncash portion of patronage dividends received ..............        (2,294)        (3,356)        (3,368)        (6,822)
   Loss (gain) on sale of property, plant and equipment .........           255           (314)          (577)        (1,635)
   Other, net ...................................................            --          3,593            378          2,603
   Changes in operating assets and liabilities:
    Receivables .................................................      (256,548)      (136,791)      (354,411)      (207,880)
    Inventories .................................................        (4,327)         7,450        (70,773)       (23,964)
    Other current assets and other assets .......................       121,162         38,265        (28,728)       (70,572)
    Patrons' credit balances ....................................       (18,783)       (15,557)        (8,543)        (3,810)
    Patrons' advance payments ...................................      (105,509)       (45,828)        10,649        (32,341)
    Accounts payable and accrued expenses .......................       121,506        179,236        330,272        102,033
    Other liabilities ...........................................         1,442            170         (8,365)         4,536
                                                                     ----------     ----------     ----------     ----------
      Net cash (used in) provided by operating activities               (85,405)        59,617        (27,367)      (145,206)
                                                                     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment ................       (61,219)       (23,782)      (121,763)       (94,725)
    Proceeds from disposition of property, plant and
     equipment ..................................................         3,099          1,496          4,494          6,348
    Investments .................................................       (33,620)         2,371        (35,283)        (6,839)
    Investments redeemed ........................................         7,181          3,707         20,207          9,131
    Changes in notes receivable .................................           457           (176)        (1,124)         2,475
    Other investing activities, net .............................        (9,954)           (62)       (14,591)        (1,373)
                                                                     ----------     ----------     ----------     ----------
      Net cash used in investing activities .....................       (94,056)       (16,446)      (148,060)       (84,983)
                                                                     ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Changes in notes payable ....................................       117,562        (77,000)       146,051        169,525
    Long-term debt borrowings ...................................        45,000         30,000         45,000         40,565
    Principal payments on long-term debt ........................        (6,487)        (4,514)       (17,126)       (11,771)
    Changes in checks and drafts outstanding ....................        21,376         14,034         10,121         15,489
    Retirements of equity .......................................       (10,360)        (4,518)       (23,452)       (15,117)
    Cash patronage dividends paid ...............................            50            (67)       (17,920)       (43,750)
                                                                     ----------     ----------     ----------     ----------
      Net cash provided by (used in) financing activities               167,141        (42,065)       142,674        154,941
                                                                     ----------     ----------     ----------     ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ...............................................       (12,320)         1,106        (32,753)       (75,248)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ............................................        55,234         43,654         75,667        120,008
                                                                     ----------     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ......................................................    $   42,914     $   44,760     $   42,914     $   44,760
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of May 31, 2000 and 1999, and the statements of operations and cash flows for the three months and nine months ended May 31, 2000 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of August 31, 1999 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company's current policy in regard to planned major maintenance activities is to accrue for those estimated costs, which primarily consist of direct maintenance expenses. The planned major maintenance activities are primarily related to the Company's petroleum refinery operations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 1999, included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                MAY 31,   AUGUST 31,    MAY 31,
                                                 2000        1999        1999
                                               --------    --------    --------
     Trade ..................................  $972,865    $595,403    $689,535
     Other ..................................    15,002      34,493      12,672
                                               --------    --------    --------
                                                987,867     629,896     702,207
     Less allowance for doubtful accounts ...    24,162      23,255      23,244
                                               --------    --------    --------
                                               $963,705    $606,641    $678,963
                                               ========    ========    ========


NOTE 3. INVENTORIES

                                                MAY 31,   AUGUST 31,    MAY 31,
                                                 2000        1999        1999
                                               --------    --------    --------
     Energy ..............................     $294,622    $209,661    $199,330
     Grain and oilseed ...................      208,948     202,166     135,463
     Agronomy ............................       80,684      69,050      85,626
     Processed grain and oilseed .........       21,551      14,342      14,810
     Feed and farm supplies ..............       65,447      50,908      75,594
     Other ...............................        3,624       3,576       2,992
                                               --------    --------    --------
                                               $674,876    $549,703    $513,815
                                               ========    ========    ========


NOTE 4. COMPREHENSIVE INCOME

     During the three months ended May 31, 2000 and 1999, total comprehensive income amounted to $51.8 million and $37.5 million, respectively. Total comprehensive income was $55.7 million and $55.8 million for the nine months ended May 31, 2000 and 1999, respectively. Accumulated other comprehensive
(loss) income on May 31, 2000 August 31, 1999 and May 31, 1999 was $(1.6) million, $(1.2) million and $0.1 million, respectively.

NOTE 5. SEGMENT REPORTING

     The Company's businesses are organized, managed and internally reported as four segments. These segments, which are based on products and services, include agronomy, energy, grain marketing and farm marketing & supply, and processed grain and consumer products. Due to cost allocations and intersegment activity, management does not represent that these segments if operated independently, would report the income before income taxes and other financial information presented. Segment information for the three months and nine months ended May 31, 2000 and 1999 is as follows:

                                                                GRAIN MARKETING    PROCESSED GRAIN
                                                                    AND FARM        AND CONSUMER
                                    AGRONOMY        ENERGY     MARKETING & SUPPLY     PRODUCTS           OTHER          TOTAL
                                  -----------    -----------   ------------------  ---------------    -----------    -----------
For the three months ended
 May 31, 2000:
  Net sales ...................   $   323,600    $   759,616      $ 1,075,105        $   130,450                     $ 2,288,771
  Patronage dividends .........            20            191            3,027                100      $       157          3,495
  Other revenues ..............        16,133            875           22,295             10,242            4,241         53,786
                                  -----------    -----------      -----------        -----------      -----------    -----------
                                      339,753        760,682        1,100,427            140,792            4,398      2,346,052

  Cost of goods sold ..........       307,350        720,709        1,066,934            121,421                       2,216,414
  Marketing, general and
   administrative .............         3,637         11,397           15,495              5,737            4,193         40,459
  Interest ....................        (1,533)         7,899            7,111              2,396              178         16,051
  Minority interests ..........                       13,620                                                   33         13,653
                                  -----------    -----------      -----------        -----------      -----------    -----------
  Income (loss) before
   income taxes ...............   $    30,299    $     7,057      $    10,887        $    11,238      $        (6)   $    59,475
                                  ===========    ===========      ===========        ===========      ===========    ===========
For the three months ended
 May 31, 1999:
  Net sales ...................   $   254,260    $   323,590      $   801,147        $   137,548                     $ 1,516,545
  Patronage dividends .........            13            154            2,364                (98)     $    (1,425)         1,008
  Other revenues ..............                           36           21,257              7,348            5,153         33,794
                                  -----------    -----------      -----------        -----------      -----------    -----------
                                      254,273        323,780          824,768            144,798            3,728      1,551,347

  Cost of goods sold ..........       244,075        280,588          793,300            132,158                       1,450,121
  Marketing, general and
   administrative .............         3,915         12,474           16,020              5,292            4,630         42,331
  Interest ....................           214          4,729            4,684              1,789               93         11,509
  Minority interests ..........                        4,361               10                                  40          4,411
                                  -----------    -----------      -----------        -----------      -----------    -----------
  Income (loss) before
   income taxes ...............   $     6,069    $    21,628      $    10,754        $     5,559      $    (1,035)   $    42,975
                                  ===========    ===========      ===========        ===========      ===========    ===========

                                                                GRAIN MARKETING    PROCESSED GRAIN
                                                                    AND FARM        AND CONSUMER
                                    AGRONOMY        ENERGY     MARKETING & SUPPLY     PRODUCTS           OTHER          TOTAL
                                  -----------    -----------   ------------------  ---------------    -----------    -----------
For the nine months ended
 May 31, 2000:
  Net sales ....................  $   552,620    $ 2,071,648      $ 3,206,440        $   396,937                     $ 6,227,645
  Patronage dividends ..........          131            279            4,213                100      $       296          5,019
  Other (losses) revenues ......       (1,676)         2,400           65,341             17,458           15,107         98,630
                                  -----------    -----------      -----------        -----------      -----------    -----------
                                      551,075      2,074,327        3,275,994            414,495           15,403      6,331,294

  Cost of goods sold ...........      517,539      2,024,624        3,192,374            368,683                       6,103,220
  Marketing, general and
   administrative ..............       13,688         35,312           44,024             15,790           13,036        121,850
  Interest .....................       (1,786)        20,481           16,389              5,841            2,083         43,008
  Minority interests ...........                       4,403                                                   84          4,487
                                  -----------    -----------      -----------        -----------      -----------    -----------
  Income (loss) before income
   taxes .......................  $    21,634    $   (10,493)     $    23,207        $    24,181      $       200    $    58,729
                                  ===========    ===========      ===========        ===========      ===========    ===========
   Total identifiable assets ...  $   465,891    $ 1,364,749      $   938,064        $   377,846      $   221,036    $ 3,367,586
                                  ===========    ===========      ===========        ===========      ===========    ===========
For the nine months ended
 May 31, 1999:
  Net sales ....................  $   481,547    $   908,224      $ 3,040,645        $   409,358                     $ 4,839,774
  Patronage dividends ..........          330            182            5,784                (34)     $    (1,352)         4,910
  Other revenues ...............                         709           61,964              6,311           13,181         82,165
                                  -----------    -----------      -----------        -----------      -----------    -----------
                                      481,877        909,115        3,108,393            415,635           11,829      4,926,849

  Cost of goods sold ...........      451,846        841,473        3,030,277            390,881                       4,714,477
  Marketing, general and
   administrative ..............       12,287         38,574           40,006             13,112           12,302        116,281
  Interest .....................        1,083         11,802           13,947              4,728              (79)        31,481
  Minority interests ...........                       3,481               78                                  96          3,655
                                  -----------    -----------      -----------        -----------      -----------    -----------
  Income (loss) before income
   taxes .......................  $    16,661    $    13,785      $    24,085        $     6,914      $      (490)   $    60,955
                                  ===========    ===========      ===========        ===========      ===========    ===========
   Total identifiable assets ...  $   427,863    $ 1,095,083      $   759,719        $   314,789      $   164,175    $ 2,761,629
                                  ===========    ===========      ===========        ===========      ===========    ===========

Assets included in "Other" primarily consisted of intercompany transactions and corporate facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Noel K. Estenson, Chief Executive Officer of the Company announced his retirement effective June 1, 2000. John D. Johnson, previously President and General Manager has been appointed as President and Chief Executive Officer to succeed Mr. Estenson.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2000 AND 1999

     The Company had consolidated net income for the three months ended May 31, 2000 of $51.2 million compared to net income of $38.6 million for the same three-month period in 1999, which represents a $12.6 million (32%) increase. This increase in profitability is attributable to the majority of operations of the Company, which was offset by a tax expense increase of $4.0 million.

     Consolidated net sales of $2.3 billion for the three months ended May 31, 2000 increased approximately $772.2 million (51%) compared to the same three months ended in 1999.

     Grain and oilseed sales of $843.7 million increased $218.7 million (35%) during the three months ended May 31, 2000 compared to the same three months ended in 1999. The primary cause for the increased sales was an increase of 60 cents per bushel in the average sales price of all grain and oilseed marketed by the Company along with a combined grain volume increase of 9% compared to the same period in 1999.

     Energy sales of $759.6 million increased $436.0 million (135%) during the three months ended May 31, 2000 compared to the same period in 1999. This increase is primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in National Cooperative Refining Association (NCRA), which in turn owns approximately 57% of the refining joint venture (Cooperative Refining, LLC), consolidates the sales made to the minority owner. In addition, the average sales price of refined fuels and propane increased by 36 cents and 19 cents per gallon, respectively compared to the same period in 1999.

     Agronomy sales of $323.6 million increased $69.3 million (27%) during the three months ended May 31, 2000 compared to the same three-month period in 1999. Crop protection sales increased $47.3 million in 2000 compared to 1999 primarily due to increased volumes from new acquisitions. In addition, plant food volumes increased 18% at an average selling price of $2.88 per ton more than a year ago. During the next quarter it is expected that Agriliance, the newly formed wholesale agronomy joint venture, will begin to operate as a principle and the Company will no longer record sales; instead the Company will include in other revenues its 25% share of earnings or losses of Agriliance.

     Feed and farm supplies sales of $231.4 million increased by $55.3 million (31%) during the three months ended May 31, 2000 compared to the same three months of a year ago, and is primarily due to increased volumes from newly acquired facilities and an earlier spring planting season.

     Processed grain and oilseed sales of $130.5 million decreased $7.1 million (5%) during the three months ended May 31, 2000 compared to the same three months ended in 1999. Sales of processed soybean products decreased by 17% due to decreases in both price and volume. This decrease was partially offset by an increase in wheat milling sales of 19% due to increases in both price and volume. During the next quarter, processed grain and oilseed sales will include the sales of Sparta Foods, Inc. which was purchased on June 1, 2000. This new business operation primarily includes the manufacturing of tortillas and chips.

     Patronage dividends of $3.5 million increased by $2.5 million during the three months ended May 31, 2000 compared to the same three months of a year ago. The increase is primarily due to a St. Paul Bank for Cooperatives investment impairment of $3.1 million, which was taken in the three months ended 1999.

     Other revenues of $53.8 million increased $20.0 million (59%) during the three months ended May 31, 2000 compared to the same three months ended in 1999. The most significant changes within other revenues were the cash receipt and gain of $7.4 million from Land O'Lakes, Inc. (LOL) for the sale of 1.455% of the Company's economic interest in Agriliance and an increase in the Company's share of earnings from both the agronomy and consumer products packaging joint ventures of $7.9 million and $3.1 million, respectively.

     Cost of goods sold of approximately $2.2 billion increased $766.3 million (53%) during the three months ended May 31, 2000, compared to the same three months ended in 1999. The increase is primarily attributable to the formation of Cooperative Refining, LLC, which was referenced to in the sales section of this analysis and to an increase in the price of petroleum crude oil. During the three months ended May 31, 2000 the average cost of refined fuels and propane increased by 37 cents and 25 cents per gallon, respectively. Also, during the three months ended May 31, 2000, agronomy cost of goods increased by 26% compared to the same three months ended in 1999 primarily due to increased volume because of new acquisitions. The cost of all grains and oilseed procured by the Company through its grain marketing and country elevator operations increased 56 cents per bushel along with a volume increase of 9% compared to the same three months ended in 1999. Within the Company's food processing operations, the average cost of soybeans and volume decreased, which was partially offset by an increase in the average cost and volume of wheat compared to the same three months ended in 1999.

     Marketing, general and administrative expenses of $40.5 million for the three months ended May 31, 2000 decreased $1.9 million (4%) compared to the same three months ended in 1999. The reduction in expenses is primarily related to Y2K costs, which were incurred in the three-month period ended in 1999 and expense synergies realized from joint ventures during 2000.

     Interest expense of $16.1 million for the three months ended May 31, 2000 increased by $4.5 million (39%) compared to the same three months ended in 1999. The average seasonal borrowings during 2000 increased as a result of higher working capital needs, and long-term borrowings which reflected financial activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations for the three-month period ended May 31, 2000 changed by $9.2 million compared to the same three months ended in 1999. Substantially all minority interests is related to NCRA, which operates a petroleum refinery near McPherson, Kansas. This net change in minority interests during the current year is reflective of more profitable operations within the Company's majority owned subsidiaries as compared to the previous years quarter.

     Income tax expense of $8.3 million and $4.3 million for the three months ended May 31, 2000 and 1999, respectively, resulted in effective tax rates of 14.0% and 10.1%. The increased 2000 effective tax rate is reflective of increased nonpatronage earnings in agronomy.


COMPARISON OF NINE MONTHS ENDED MAY 31, 2000 AND 1999

     The Company's consolidated net income for the nine months ended May 31, 2000 and 1999 was $56.2 million and $55.6 million, respectively, which represents an $.6 million (1%) increase. This increase in profitability is primarily attributable to the Company's consumer products packaging joint venture and processed grain and agronomy operations. These increases are partially offset by decreases in the energy and grain marketing operations. These decreases are primarily attributable to tight energy margins brought on by high crude oil costs and low grain prices in grain marketing operations.

     Consolidated net sales of $6.2 billion for the nine months ended May 31, 2000 increased approximately $1.4 billion (29%) compared to the same nine months ended in 1999.

     Grain and oilseed sales of $2.8 billion increased $110.2 million (4%) during the nine months ended May 31, 2000 compared to the same nine months ended in 1999. Grain volumes increased approximately 8%, which were partially offset by a decline of 8 cents per bushel in the average sales price of all grain and oilseed marketed by the Company.

     Energy sales of $2.1 billion increased $1.2 billion (128%) during the nine months ended May 31, 2000 compared to the same nine months of a year ago. This increase is primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in NCRA, which in turn owns approximately 57% of the refining joint venture (Cooperative Refining, LLC), consolidates the sales made to the minority owner. In addition, there was an increase in the average sales price of refined fuels of 30 cents per gallon with volumes consistent to the same time period of a year ago, which along with an increase in the average sales price of propane of 13 cents per gallon, was partially offset by an 18% decrease in volume.

     Agronomy sales of $552.6 million increased $71.1 million (15%) compared to the same nine months of a year ago. This increase was primarily attributable to increases in volumes of both crop protection products and plant food.

     Feed and farm supplies sales of $439.2 million increased $55.6 million (14%) during the nine months ended May 31, 2000 compared to the same nine months of a year ago. The increase in sales is primarily attributable to increased volumes from newly acquired facilities and an earlier spring planting season as compared to the same nine months ended in 1999.

     Processed grain and oilseed sales of $396.9 million decreased $12.4 million (3%) during the nine months ended May 31, 2000 compared to the same nine months ended in 1999. This decrease was primarily attributable to an 8 cent per pound reduction in the average sales price of refined oils, which was partially offset by an increase in the average sales price and volumes of processed soybean products. The decrease was partially offset with an increase in volumes of milled wheat products.

     Other revenues of $98.6 million increased $16.5 million (20%) during the nine months ended May 31, 2000 compared to the same nine months ended in 1999. The most significant change within other revenues was an increase in the Company's share of income and losses from joint ventures and the cash receipt and gain of $7.4 million from LOL for the sale of 1.455% of the Company's economic interest in Agriliance. The Company's share of its consumer products packaging and grain marketing joint ventures increased by $11.2 million and $3.8 million, respectively. These increases were partially offset by losses of $9.9 million from the agronomy joint venture during the nine months ended May 31, 2000.

     Cost of goods sold of approximately $6.1 billion increased $1.4 billion (29%) during the nine months ended May 31, 2000 compared to the same nine months ended in 1999. The increase is primarily attributable to the formation of Cooperative Refining, LLC, which was referenced to in the sales section of this analysis and to an increase in the purchase price of petroleum crude oil. During the nine months ended May 31, 2000, the average cost of refined fuels and propane increased by 31 cents and 14 cents per gallon, respectively as compared to the same nine months ended in 1999. Also, during the nine months ended May 31, 2000, agronomy cost of goods increased by 15% compared to the same nine months ended in 1999, primarily due to increased volume from new acquisitions. The cost of all grains and oilseed procured by the Company through its grain marketing and country elevator operations increased by 5%. Although the cost of grain decreased by 9 cents per bushel, this was offset by a volume increase of 8% compared to the same nine months ended in 1999. These increases were partially offset by a net decrease within the Company's food processing operations. A reduced average costs of soybeans along with a decrease in refining volume was partially offset by an increase in wheat milling expenses, primarily due to volume, compared to the same nine months ended in 1999.

     Marketing, general and administrative expenses of $121.9 million for the nine months ended May 31, 2000 increased by $5.6 million (5%) compared to the same nine months ended in 1999. This increase is primarily related to additional locations and expansion of many of the Company's business segments, which was partially offset by joint venture expense synergies realized during 2000.

     Interest expense of $43.0 million for the nine months ended May 31, 2000 increased by $11.5 million (37%) compared to the same nine months ended in 1999. During 2000 the average seasonal borrowings increased as a result of higher working capital needs, and long-term borrowings, which reflected financial activities related to the acquisition of property, plant and equipment, generated most of this additional expense.

     Minority interests in operations of $4.5 million for the nine months ended May 31, 2000 changed by $0.8 million (23%) compared to the same nine months ended in 1999. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year is reflective of more profitable operations within the Company's majority owned subsidiaries compared to the same period of a year ago.

     Income tax expense of $2.6 million and $5.4 million for the nine months ended May 31, 2000 and 1999, respectively, resulted in effective tax rates of 4.4% and 8.8%. The decreased 2000 effective tax rate is reflective of nonpatronage losses in agronomy.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $85.4 million and provided net cash of $59.6 million for the three months ended May 31, 2000 and 1999, respectively. For the period ended in 2000, net income of $51.2 million and net non-cash income and expenses of approximately $4.5 million were offset by increased working capital requirements of approximately $141.1 million. For the three-month period ended May 31, 1999, net income of $38.6 million and decreased working capital requirements of approximately $27.0 million were partially offset by net non-cash income and expenses of approximately $6.0 million.

     Operating activities of the Company used net cash of $27.4 million and $145.2 million for the nine months ended May 31, 2000 and 1999, respectively. For the nine-month period ended May 31, 2000, net income of approximately $56.2 million and net non-cash income and expenses of approximately $46.3 million were offset by increased working capital requirements of approximately $129.9 million. For the nine-month period ended May 31, 1999, net income of $55.6 million and net non-cash income and expenses of approximately $31.2 million were offset by increased working capital requirements of approximately $232.0 million.


CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $94.1 million during the three-month period ended May 31, 2000. Expenditures for the acquisition of property, plant and equipment of $61.2 million, investments of $33.6 million and other investing activities of $10.0 were partially offset by investments redeemed of $7.2 million, proceeds from the disposition of property plant and equipment of $3.1 million and the net change in notes receivable. Investments for the three months ended May 31, 2000 included the purchase of an additional 10% interest in Ventura Foods, LLC (Ventura Foods), the Company's consumer products and packaging joint venture, for approximately $25.6 million. The Company now has a 50% interest in that joint venture. For the fiscal year ending August 31, 2000, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $139.6 million.

     Investing activities of the Company used net cash of $16.4 million during the three months ended May 31, 1999. Expenditures for the acquisition of property, plant and equipment of $23.8 million, the net change in notes receivable and other investing activities were partially offset by investments redeemed of $3.7 million, proceeds from the disposition of property plant and equipment of $1.5 million and the net change in investments.

     Investing activities of the Company used net cash of $148.1 million during the nine months ended May 31, 2000. Expenditures for the acquisition of property, plant and equipment of $121.8 million, investments of $35.3 million, other investing activities of $14.6 million and the net change in notes receivable were partially offset by investments redeemed of $20.2 million and proceeds from the disposition of property, plant and equipment of $4.5 million.

     Investing activities of the Company used net cash of $85.0 million during the nine-month period ended May 31, 1999. Expenditures for the acquisition of property, plant and equipment of $94.7 million, investments of $6.8 million and other investing activities were partially offset by investments redeemed of $9.1 million, proceeds from the disposition of property, plant and equipment of $6.3 million and the net change in notes receivable.


CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2000, the Company renewed and expanded its 364-day credit facility from $400 million to $500 million committed. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which is committed. On May 31, 2000 and 1999, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $343.0 million and $170.0 million, respectively. On August 31, 1999 the Company had $197.0 million outstanding on its short-term lines of credit and other notes payable.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200 million committed. As of May 31, 2000, the Company had an outstanding balance of $45 million, categorized as long-term debt. This outstanding balance was drawn during the three months ended May 31, 2000 to finance the purchase of an additional 10% interest in Ventura Foods and other capital expenditures.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through the fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit agreement was $159.1 million on May 31, 2000 and $164.0 million on August 31, 1999 and May 31, 1999, respectively, with zero remaining available. Repayments of approximately $1.6 million and $4.9 million were made on this facility during the three months and nine months ended May 31, 2000, respectively.

     Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     On May 31, 2000 the Company had total long-term debt outstanding of $511.0 million, of which approximately $262.9 million was bank financing, $225.0 million was private placement proceeds and $23.1 million was industrial revenue bonds, capitalized leases and miscellaneous notes payable. Long-term debt of NCRA represented $51.2 million of the total long-term debt outstanding on May 31, 2000. On August 31, 1999 and May 31, 1999, the Company had long-term debt outstanding of $482.7 million and $485.9 million, respectively.

     During the nine months ended May 31, 2000 and 1999, the Company repaid long-term debt of $17.1 million and $11.8 million, respectively, and had additional long-term debt borrowings of $45.0 and $40.6 million during those same periods, respectively. During the three-month periods ended May 31, 2000 and 1999, the Company repaid long-term debt of $6.5 million and $4.5 million, respectively, and had additional long-term borrowings of $45.0 million and $30.0 million, respectively.

     In accordance with the By-Laws and by action of the Board of Directors, annual net savings from patronage sources are distributed to consenting patrons following the close of each year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The patronage earnings from the fiscal year ended August 31, 1999 were distributed in January and February 2000. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for regular earnings, was approximately $17.9 million. During the nine months ended May 31, 1999 the Company paid out cash patronage of approximately $43.8 million from the patronage earnings of the former Harvest States Cooperatives fiscal year ended May 31, 1998, the former Cenex, Inc. for the period ended May 31, 1998 and the patronage earnings resulting from the combined operations of the Company for the three months ended August 31, 1998.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death who were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 1999, to be distributed in the current fiscal year, are expected to be approximately $25.7 million, of which approximately $23.5 million was redeemed during the nine months ended

May 31, 2000. During the nine months ended May 31, 1999 the Company redeemed approximately $15.1 million of equity. Approximately $10.4 million and $4.5 million of equity was redeemed by the Company during the three-month periods ended May 31, 2000 and 1999, respectively.

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


EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company's management believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, a new standard related to the accounting for derivative transactions and hedging activities. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact the financial position and results of operations of the Company, it is currently evaluating the reporting requirements under this new standard.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since the Company's fiscal year end August 31, 1999.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                     ASSETS

                                                                    MAY 31,       AUGUST 31,       MAY 31,
                                                                     2000            1999           1999
                                                                    -------       ----------       -------
(DOLLARS IN THOUSANDS)                                            (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Receivables .................................................      $28,224         $24,650        $28,915
 Inventories .................................................       24,764          17,084         17,221
 Other current assets ........................................           20
                                                                    -------         -------        -------
  Total current assets .......................................       53,008          41,734         46,136

PROPERTY, PLANT AND EQUIPMENT ................................       39,750          39,001         38,345
                                                                    -------         -------        -------
  Total assets ...............................................      $92,758         $80,735        $84,481
                                                                    =======         =======        =======

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives ....................      $ 6,673         $ 9,546        $17,270
 Accounts payable ............................................        4,862           5,768          4,478
 Accrued expenses ............................................        5,848           4,227          4,256
                                                                    -------         -------        -------
  Total current liabilities ..................................       17,383          19,541         26,004

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY .................................       75,375          61,194         58,477
                                                                    -------         -------        -------
  Total liabilities and defined business unit equity .........      $92,758         $80,735        $84,481
                                                                    =======         =======        =======

     The accompanying notes are an integral part of the financial statements
                                  (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE                   FOR THE
                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           MAY 31,                   MAY 31,
                                                    --------------------      ----------------------
(DOLLARS IN THOUSANDS)                                2000         1999         2000          1999
                                                    -------      -------      --------      --------
REVENUES:
 Processed oilseed sales .......................    $77,319      $93,021      $240,075      $279,794
 Other revenue .................................        232          160           811           232
                                                    -------      -------      --------      --------
                                                     77,551       93,181       240,886       280,026
                                                    -------      -------      --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................     70,491       88,801       221,912       265,688
 Marketing, general and administrative .........      1,405        1,435         3,943         4,084
 Interest ......................................                     100                         694
                                                    -------      -------      --------      --------
                                                     71,896       90,336       225,855       270,466
                                                    -------      -------      --------      --------

INCOME BEFORE INCOME TAXES .....................      5,655        2,845        15,031         9,560

INCOME TAXES ...................................        335           50           850           325
                                                    -------      -------      --------      --------

NET INCOME .....................................    $ 5,320      $ 2,795      $ 14,181      $  9,235
                                                    =======      =======      ========      ========

     The accompanying notes are an integral part of the financial statements
                                  (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE                    FOR THE
                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  MAY 31,                    MAY 31,
                                                          ----------------------      ---------------------
                                                            2000          1999          2000         1999
                                                          --------      --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................    $  5,320      $  2,795      $ 14,181     $  9,235
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation ......................................         631           388         1,876        1,500
   Loss on disposal of property, plant and
    equipment ........................................                                      35
   Changes in operating assets and liabilities:
    Receivables ......................................      (3,590)          318        (3,574)        (212)
    Inventories ......................................      (7,359)        9,210        (7,680)       1,348
    Other current assets .............................           3                         (20)
    Accounts payable and accrued expenses ............         493        (4,947)          715         (586)
                                                          --------      --------      --------     --------
      Net cash (used in) provided by operating
       activities ....................................      (4,502)        7,764         5,533       11,285
                                                          --------      --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment .....      (1,075)         (752)       (2,683)      (4,252)
    Proceeds from disposition of property, plant
     and equipment ...................................          23                          23            3
                                                          --------      --------      --------     --------
      Net cash used in investing activities ..........      (1,052)         (752)       (2,660)      (4,249)
                                                          --------      --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in due to Cenex Harvest States
     Cooperatives ....................................       5,554        (4,217)       (2,873)       2,199
    Defined business unit equity distributed to
     the Company .....................................                    (2,795)                    (9,235)
                                                          --------      --------      --------     --------
      Net cash provided by (used in) financing
       activities ....................................       5,554        (7,012)       (2,873)      (7,036)
                                                          --------      --------      --------     --------

NET INCREASE (DECREASE) IN CASH ......................          --            --            --           --

CASH AT BEGINNING OF PERIOD ..........................          --            --            --           --
                                                          --------      --------      --------     --------

CASH AT END OF PERIOD ................................          --            --            --           --
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

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of May 31, 2000 and 1999, and the statements of operations and cash flows for the three months and nine months ended May 31, 2000 and 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

     These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                MAY 31,    AUGUST 31,    MAY 31,
                                                  2000        1999        1999
                                                -------    ----------   --------
      Trade .................................   $28,619     $25,045     $29,310
      Less allowance for doubtful accounts ..       395         395         395
                                                -------     -------     -------
                                                $28,224     $24,650     $28,915
                                                =======     =======     =======


NOTE 3. INVENTORIES

                                                MAY 31,    AUGUST 31,    MAY 31,
                                                 2000        1999          1999
                                                -------    ----------    -------
      Processed oilseed products ............   $18,921     $11,918       11,803
      Oilseed ...............................     5,843       5,166      $ 5,418
                                                -------     -------      -------
                                                $24,764     $17,084      $17,221
                                                =======     =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the Management Discussion and Analysis for the Company for discussion of new accounting pronouncements.


RESULTS OF OPERATIONS

     Patronage refunds to the Oilseed Processing and Refining Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          MAY 31,                  MAY 31,
                                                    -------------------      -------------------
                                                      2000       1999         2000        1999
                                                    -------     -------      -------     -------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Income before income taxes .................     $ 5,655     $ 2,845      $15,031     $ 9,560
   Income from purchased oil ..................      (1,035)       (523)      (3,851)     (1,396)
   Non-patronage joint venture income .........          (1)                    (154)
   Book to tax differences ....................          24           1           69           5
                                                    -------     -------      -------     -------
   Taxable income .............................     $ 4,643     $ 2,323      $11,095     $ 8,169
                                                    =======     =======      =======     =======
   Bushels processed ..........................       9,819       9,166       29,064      26,784
   Income per bushel ..........................     $ 0.473     $ 0.253      $ 0.382     $ 0.305

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales.

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           MAY 31,                 MAY 31,
                                                    -------------------      -------------------
                                                      2000        1999         2000        1999
                                                    -------     -------      -------     -------
    Gross margin ..............................      8.83%        4.54%        7.57%       5.04%
    Marketing, general and administrative .....      1.82%        1.54%        1.64%       1.46%
    Interest ..................................      0.00%        0.11%        0.00%       0.25%

COMPARISON OF THREE MONTHS ENDED MAY 31, 2000 AND 1999

     The Oilseed Processing and Refining Defined Business Unit net income of $5.3 million for the three months ended May 31, 2000 represents a $2.5 million increase (90%) compared to the three-month period ended May 31, 1999. An increase in gross margin for soymeal of approximately $5.90 per ton, and an increase in the refined oil margin of approximately 5 tenths of a cent per pound, along with improved volumes of processed soybean products were the primary factors in this improvement in net income for the three-month period ended May 31, 2000 compared to the three-month period ended May 31, 1999.

     Net sales of $77.3 million for the three months ended May 31, 2000 decreased by $15.7 million (17%) compared to the three months ended May 31, 1999. A reduction in the sales price for refined oil of approximately $0.07 per pound and a reduction in refined oil sales volume of 34% was partially offset by an increase of approximately $12 per ton for processed soybean products, and a 9% increase in sales volume for processed soybean products during the current three-month period compared to the same period of a year ago.

     Other revenues increased approximately $72 thousand (45%) during the three months ended May 31, 2000 compared to the three months ended May 31, 1999. During the 2000 period, the Defined Business Unit recognized interest income of $211 thousand, accounting for most of this increase.

     Cost of goods sold of $70.5 million for the three months ended May 31, 2000 decreased $18.3 million (21%) compared to the three months ended May 31, 1999. Reduced cost for soybeans averaging $0.10 per bushel and reduced cost for crude soybean oil averaging $0.11 per pound during the three months ended May 31, 2000, compared to the three months ended May 31, 1999 and a 16% decrease in refining volume (approximately 26.6 million pounds) were partially offset by a 5% increase in crush volume (approximately 653 thousand bushels).

     Marketing, general and administrative expenses of approximately $1.4 million for the three months ended May 31, 2000 decreased approximately $30 thousand (2%) compared to the three months ended May 31, 1999.

     During the three-month period ended May 31, 2000, the Oilseed Processing and Refining Defined Business Unit incurred no net interest expense compared to interest expense of approximately $100 thousand during the same period ended in 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products, which resulted in no excess borrowings based on average outstanding daily balances.

     Income tax expense of $335 thousand and $50 thousand for the three-month periods ended May 31, 2000 and 1999, respectively, resulted in effective tax rates of 5.9% and 1.8%. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


COMPARISON OF NINE MONTHS ENDED MAY 31, 2000 AND 1999

     The Oilseed Processing and Refining Defined Business Unit net income of $14.2 million for the nine months ended May 31, 2000 represents a $4.9 million increase (54%) compared to the nine-month period ended May 31, 1999. This improvement in income during the nine-month period ended May 31, 2000 compared to the nine months ended May 31, 1999 was a result of an increase in gross margin for refined oil of approximately 4 tenths of a cent per pound, an increase in refined oil volume of approximately 3%, and an increase in processed soybean product volume of approximately 9% which was partially offset by a decline in the gross margin for the processed soybean products of $5.74 per ton.

     Net sales of $240.1 million for the nine months ended May 31, 2000 decreased by $39.7 million (14%) compared to the nine months ended May 31, 1999. A reduction in the sales price for refined oil of approximately $0.08 per pound was partially offset by an increase of approximately $15 per ton for processed soybean products, a 9% increase in sales volume for processed soybean products, and a 3% increase in sales volume for refined oil during the current nine-month period compared to the same period of a year ago.

     Other revenues increased approximately $.6 million during the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999. During the nine months ended May 31, 2000, the Defined Business Unit recognized interest income of approximately $.7 million, and received approximately $.2 million from an oilseed joint venture. These two income items accounted for nearly all of the change in other revenues between the two periods.

     Cost of goods sold of $221.9 million for the nine months ended May 31, 2000 decreased $43.8 million (16%) compared to the nine months ended May 31, 1999. Reduced cost for crude soybean oil averaging $0.10 per pound, reduced cost for soybeans averaging $0.37 per bushel, and a 2% decrease in refining volume (approximately 9.1 million pounds) during the nine months ended May 31, 2000, compared to the nine months ended May 31, 1999, were partially offset by a 9% increase in crush volume (approximately 2.3 million bushels).

     Marketing, general and administrative expenses of approximately $3.9 million for the nine months ended May 31, 2000 declined approximately $141 thousand (3%) compared to the nine months ended May 31, 1999.

     During the nine-month period ended May 31, 2000, the Oilseed Processing and Refining Defined Business Unit incurred no net interest expense compared to interest expense of approximately $0.7 million during the same period ended in 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products, which resulted in no excess borrowings based on average outstanding daily balances.

     Income tax expense of $850 thousand and $325 thousand for the nine-month periods ended May 31, 2000 and 1999, respectively, resulted in effective tax rates of 5.7% and 3.4%. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.


CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended May 31, 2000 used net cash of $4.5 million. Net income of $5.3 million and non-cash expenses of $0.6 million were exceeded by an increase in working capital requirements of $10.4 million to generate this net use of cash. For the three-month period ended May 31, 1999, operating activities provided net cash of $7.8 million. During that period, net income of $2.8 million, non-cash expenses of approximately $0.4 million and reduced working capital requirements of approximately $4.6 million provided this net cash from operating activities.

     Operating activities for the nine months ended May 31, 2000 provided net cash of $5.5 million. Net income of $14.2 million and non-cash expenses of $1.9 million were partially offset by an increase in working capital requirements of $10.6 million. For the nine-month period ended May 31, 1999, operating activities provided net cash of $11.3 million. During that period, net income of $9.2 million, non-cash expenses of approximately $1.5 million and reduced working capital requirements of approximately $0.6 million provided this net cash.


CASH FLOWS FROM INVESTING

     During the three-month periods ended May 31, 2000 and 1999, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $1.1 million and $0.8 million, respectively, primarily for the acquisition of property, plant and equipment.

     During the nine-month periods ended May 31, 2000 and 1999, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $2.7 million and $4.2 million, respectively, primarily for the acquisition of property plant and equipment.


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

     The Oilseed Processing and Refining Defined Business Unit had amounts payable to the Company of $6.7 million on May 31, 2000 compared to $9.5 million on August 31, 1999 and $17.3 million on May 31, 1999. These interest-bearing balances reflect working capital and fixed asset financing requirements, and are influenced by the prices of soybeans and crude soybean oil.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                     ASSETS

                                                                     MAY 31,       AUGUST 31,       MAY 31,
                                                                       2000           1999           1999
                                                                  -------------   ------------   ------------
(DOLLARS IN THOUSANDS)                                             (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Receivables ..................................................      $ 31,631       $ 30,960       $ 32,579
 Inventories ..................................................        18,691         14,339         15,910
 Other current assets .........................................           144            210             93
                                                                     --------       --------       --------
  Total current assets ........................................        50,466         45,509         48,582

PROPERTY, PLANT AND EQUIPMENT .................................       128,745        110,547        111,254

INTANGIBLE ASSETS .............................................         8,614          9,415          9,681
                                                                     --------       --------       --------
  Total assets ................................................      $187,825       $165,471       $169,517
                                                                     ========       ========       ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .....................      $ 81,488       $ 48,938       $ 45,597
 Accounts payable .............................................         8,686          7,238         12,236
 Accrued expenses .............................................         4,210          4,440          2,447
 Current portion of long-term debt ............................        10,005         10,005         10,005
                                                                     --------       --------       --------
  Total current liabilities ...................................       104,389         70,621         70,285

LONG-TERM DEBT, CENEX HARVEST STATES
 COOPERATIVES .................................................        21,194         28,510         31,199

COMMITMENTS AND CONTINGENCIES .................................

DEFINED BUSINESS UNIT EQUITY ..................................        62,242         66,340         68,033
                                                                     --------       --------       --------
   Total liabilities and defined business unit equity .........      $187,825       $165,471       $169,517
                                                                     ========       ========       ========

    The accompanying notes are an integral part of the financial statements
                                  (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE                      FOR THE
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              MAY 31,                      MAY 31,
                                                      ----------------------        ----------------------
(DOLLARS IN THOUSANDS)                                  2000           1999           2000           1999
                                                      -------        -------        --------      --------
REVENUES:
 Processed grain sales .........................      $53,132        $44,528        $156,862      $129,565
                                                      -------        -------        --------      --------

COSTS AND EXPENSES:
 Cost of goods sold ............................       50,844         43,356        146,685       125,193
 Marketing, general and administrative .........        3,570          3,580          9,786         8,259
 Interest ......................................        1,805          1,522          4,874         3,601
                                                      -------        -------        --------      --------
                                                       56,219         48,458        161,345       137,053
                                                      -------        -------        --------      --------

LOSS BEFORE INCOME TAXES .......................       (3,087)        (3,930)        (4,483)       (7,488)

INCOME TAXES ...................................         (255)          (325)          (385)         (600)
                                                      -------        -------        --------      --------

NET LOSS .......................................     ($ 2,832)      ($ 3,605)      ($ 4,098)     ($ 6,888)
                                                      =======        =======        ========      ========

     The accompanying notes are an integral part of the financial statements
                                  (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE                       FOR THE
                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            MAY 31,                       MAY 31,
                                                                   ------------------------       -----------------------
(DOLLARS IN THOUSANDS)                                               2000             1999          2000           1999
                                                                   -------         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...................................................     ($ 2,832)        ($ 3,605)     ($  4,098)     ($  6,888)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
   Depreciation and amortization ............................        1,687            1,528          5,065          4,146
   Changes in operating assets and liabilities:
    Receivables .............................................        5,190              186           (671)         2,649
    Inventories .............................................         (584)           7,227         (4,352)         2,985
    Other current assets ....................................           (5)              72             66            337
    Accounts payable and accrued expenses ...................         (566)            (842)         1,218          2,013
                                                                   -------          -------       --------       --------
    Net cash provided by (used in) operating activities .....        2,890            4,566         (2,772)         5,242
                                                                   -------          -------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............      (21,305)          (1,937)       (22,462)       (17,172)
                                                                   -------          -------       --------       --------
      Net cash used in investing activities .................      (21,305)          (1,937)       (22,462)       (17,172)
                                                                   --------         -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in due to Cenex Harvest States Cooperatives .........       20,854           (3,795)        32,550         12,359
 Principal payments on long-term debt .......................       (2,439)          (2,439)        (7,316)        (7,317)
 Defined business unit equity distributed to the Company ....                         3,605                         6,888
                                                                   -------          -------       --------       --------
      Net cash provided by (used in) financing
       activities ...........................................       18,415           (2,629)        25,234         11,930
                                                                   -------          -------       --------       --------

NET INCREASE (DECREASE) IN CASH .............................           --               --             --             --

CASH AT BEGINNING OF PERIOD .................................           --               --             --             --
                                                                   -------          -------       --------       --------

CASH AT END OF PERIOD .......................................           --               --             --             --
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

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of May 31, 2000 and 1999, and the statements of operations and cash flows for the three months and nine months ended May 31, 2000 and 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 1999 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 1999, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 1999.


NOTE 2. RECEIVABLES

                                                 MAY 31,    AUGUST 31,   MAY 31,
                                                  2000        1999        1999
                                                 -------    ---------    -------
     Trade ...................................   $32,253     $32,274     $33,471
     Other ...................................       626         454       1,088
                                                 -------     -------     -------
                                                  32,879      32,728      34,559
     Less allowance for doubtful accounts ....     1,248       1,768       1,980
                                                 -------     -------     -------
                                                 $31,631     $30,960     $32,579
                                                 =======     =======     =======


NOTE 3. INVENTORIES

                                                 MAY 31,    AUGUST 31,   MAY 31,
                                                  2000        1999        1999
                                                 -------    ---------    -------
     Grain ...................................   $15,450     $11,915     $12,903
     Processed grain products ................     2,630       1,815       2,114
     Other ...................................       611         609         893
                                                 -------     -------     -------
                                                 $18,691     $14,339     $15,910
                                                 =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In April 2000, the Wheat Milling Defined Business Unit purchased a mill located near Fairmount, North Dakota at a cost of $19.9 million. The mill has an annual grind capacity of approximately 6.1 million bushels and produces baking flour.

     In June 2000, the Wheat Milling Defined Business Unit signed a contract to become the major supplier of the flour required to make the pasta for Kraft's blue box macaroni & cheese. The flour will be mainly produced at the Rush City, Minnesota mill. Flour could also be supplied by the Huron, Ohio and Kenosha, Wisconsin mills.

     See the Management's Discussion and Analysis for the Company for discussion of new accounting pronouncements.


RESULTS OF OPERATIONS

     Patronage refunds to the Wheat Milling Defined Business Unit holders are calculated on the basis of tax earnings per bushel. Because of this, the Company believes that the calculation below is an important measure of the Defined Business Unit's performance.

                                                            FOR THE                      FOR THE
                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MAY 31,                       MAY 31,
                                                    -----------------------       -----------------------
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Loss before income taxes ...................     $ (3,087)      $ (3,930)      $ (4,483)      $ (7,488)
   Book to tax differences ....................          102             96            304            289
                                                    --------       --------       --------       --------
   Taxable loss ...............................     $ (2,985)      $ (3,834)      $ (4,179)      $ (7,199)
                                                    ========       ========       ========       ========
   Bushels processed ..........................       10,957          9,719         31,785         26,278
   Loss per bushel ............................     $  (0.27)      $  (0.39)      $  (0.13)      $  (0.27)
                                                    --------       --------       --------       --------

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            MAY 31,                       MAY 31,
                                                    -----------------------       -----------------------
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
  Gross margin ..................................       4.31%        2.63%        6.49%        3.37%
  Marketing, general and administrative .........       6.72%        8.04%        6.24%        6.37%
  Interest ......................................       3.40%        3.42%        3.11%        2.78%

COMPARISON OF THREE MONTHS ENDED MAY 31, 2000 AND 1999

     The Wheat Milling Defined Business Unit incurred a net loss of approximately $2.8 million for the three months ended May 31, 2000 compared to a net loss of $3.6 million during the three months ended May 31, 1999, which resulted in an improvement of approximately $.8 million (21%). This improvement in operating results is primarily attributable to a $0.15 per hundred weight increase in the average gross margin for all products and a 13% increase in volume.

     Net sales of $53.1 million for the three months ended May 31, 2000 increased approximately $8.6 million (19%) compared to the three-month period ended May 31, 1999. An increase in the average sales price of $0.46 per hundred weight and a .7 million hundred-weight volume increase accounted for these additional sales dollars.

     Cost of goods sold of $50.8 million for the three months ended May 31, 2000 increased $7.4 million (17%) compared to the three-month period ended May 31, 1999. An increase of $0.26 in the average cost per bushel of raw material and an increase in bushel grind of approximately 1.2 million bushels during the current three-month period produced this additional cost. Mill expenses were essentially unchanged.

     Marketing, general and administrative expenses of $3.6 million for the three months ended May 31, 2000 were unchanged compared to the three months ended May 31, 1999.

     Interest expense of $1.8 million during the three months ended May 31, 2000 increased approximately $0.3 million (19%) compared to the three-month period ended May 31, 1999. This increase in interest expense is attributable to the purchase of the Fairmount, North Dakota mill in April 2000, slightly increased working capital requirements and a half a percent increase in the overall effective interest rate on short-term indebtedness.

     An income tax benefit of $.3 million for the three months ended May 31, 2000 is based upon an effective tax rate of 8.3% applied to the pretax loss of approximately $3.1 million. For the three months ended May 31, 1999, an income tax benefit of $.3 million was based upon an effective tax rate of 8.3% applied to a pretax loss of $3.9 million. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2000 AND 1999

     The Wheat Milling Defined Business Unit incurred a net loss of approximately $4.1 million for the nine months ended May 31, 2000 compared to a net loss of $6.9 million during the nine months ended May 31, 1999, for an improvement of approximately $2.8 million (41%). This improvement in operating results is primarily attributable to a $0.25 per hundred weight increase in the average gross margin for all products and a 21% increase in volume.

     Net sales of $156.9 million for the nine months ended May 31, 2000 increased approximately $27.3 million (21%) compared to the nine months ended May 31, 1999. A reduction to the average sales price of $0.03 per hundred weight was offset by a 3.4 million hundred weight volume increase. The increased volume is primarily attributable to the Mount Pocono mill which commenced operations in January of 1999, and the Huron mill, which during the 1999 period, was under conversion of one of its lines from semolina to bakery flour.

     Cost of goods sold of $146.7 million for the nine months ended May 31, 2000 increased $21.5 million (17%) compared to the nine-month period ended May 31, 1999. While the average cost per bushel of raw material declined $0.09 during the nine months ended May 31, 2000 compared to the same nine months of a year ago, increased bushel grind of approximately 5.5 million bushels and increased milling expense of approximately $1.7 million offset this price variance. Essentially all of the increased mill expense is attributable to Mount Pocono, which commenced operations in January, 1999.

     Marketing, general and administrative expenses of $9.8 million for the nine months ended May 31, 2000 increased approximately $1.5 million (18%) compared to the nine months ended May 31, 1999. Most of this increase is attributable to activities of the Mount Pocono mill, which operated on a limited basis during the 1999 period.

     Interest expense of $4.9 million during the nine months ended May 31, 2000 increased approximately $1.3 million (35%) compared to the nine-month period ended May 31, 1999. Most of this increase in interest expense is attributable to the capitalized cost for the Mount Pocono mill.

     An income tax benefit of $.4 million for the nine months ended May 31, 2000 is based upon an effective tax rate of 8.6% applied to the pretax loss of approximately $4.5 million. For the nine months ended May 31, 1999, an income tax benefit of $.6 million was based upon an effective tax rate of 8.0% applied to a pretax loss of $7.5 million. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and the need to finance additional inventories and receivables based on increased raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended May 31, 2000 provided net cash of approximately $2.9 million. Non-cash expenses of $1.7 million and reduced working capital requirements of $4.0 million were partially offset by the net operating loss of $2.8 million. Operating activities for the three months ended May 31, 1999 provided net cash of approximately $4.6 million. Non-cash expenses of approximately $1.5 million and decreased working capital requirements of $6.7 million were partially offset by the net operating loss of $3.6 million incurred during that period.

     Operating activities for the nine months ended May 31, 2000 used net cash of approximately $2.8 million. Non cash expenses of $5.1 million were offset by the net operating loss of $4.1 million and increased working capital requirements of approximately $3.8 million. Increased working capital requirements were primarily attributable to increased volume activity. Operating activities for the nine months ended May 31, 1999 provided net cash of approximately $5.2 million. Non-cash expenses of approximately $4.1 million and reduced working capital requirements of approximately $8.0 million were partially offset by the net operating loss of $6.9 million.


CASH FLOWS FROM INVESTING

     Cash expended for the acquisition of property, plant and equipment during the three-month periods ended May 31, 2000 and 1999, totaled approximately $21.3 million and $1.9 million, respectively. During the three months ended May 31, 2000, the Wheat Milling Defined Business Unit acquired a mill near Fairmount, North Dakota at a total cost of $19.9 million.

     Cash expended for the acquisition of property, plant and equipment during the nine-month periods ended May 31, 2000 and 1999, totaled approximately $22.5 million and $17.2 million, respectively. The majority of the capital expenditures during the 1999 period were for the completion of the Mount Pocono mill.


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

     The Wheat Milling Defined Business Unit had amounts payable to the Company of $81.5 million on May 31, 2000 compared to $48.9 million on August 31, 1999, and $45.6 million on May 31, 1999. This increase is primarily attributable to the acquisition of the mill in Fairmount, North Dakota in April 2000, and repayments of long-term debt which effectively transfers long-term debt to short-term debt.

     The Wheat Milling Defined Business Unit had long-term debt outstanding and payable to the Company of $31.2 million on May 31, 2000 compared with $38.5 million on August 31, 1999, and $41.2 million of May 31, 1999. This debt was originally incurred for the acquisition, expansion, and construction of certain mills within the Wheat Milling Defined Business Unit. Approximately $10.0 million of the current balance is payable within the next twelve months.

                           PART II. OTHER INFORMATION


     Items 1 through 5 have been omitted since all items are inapplicable or answers are negative


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          EXHIBIT   DESCRIPTION
          -------   ------------------------------------------------------------
          10.41     Second Amendment to Credit Agreement (Revolving Loan) dated
                    May 23, 2000 by and among Cenex Harvest States Cooperatives,
                    CoBank, ACB, Bank of America, Sun Trust Bank and the
                    Syndication Parties
          10.42     Second Amendment to Credit Agreement (Term Loan) dated May
                    23, 2000 by and among Cenex Harvest States Cooperatives,
                    CoBank, ACB, St. Paul Bank for Cooperatives and the
                    Syndication Parties
          99        Cautionary Statement
          27        Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CENEX HARVEST STATES COOPERATIVES
                                    -------------------------------------------
                                                    (Registrant)


        NAME                           TITLE                          DATE
        ----                           -----                          ----
  /S/ JOHN SCHMITZ         Executive Vice President and          July 10, 2000
--------------------        Chief Financial Officer
   John Schmitz