Form 10-K
period 2000-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2000-11-22
CIK 823277

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2000 OR


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I.

Item 1.    Business
           The Company .....................................................   1
           Energy ..........................................................   2
           Agronomy ........................................................   3
           Grain Marketing and Farm Marketing & Supply .....................   4
           Processed Grain and Consumer Products ...........................   9
           Other ...........................................................  16
           Membership in the Company and Authorized Capital ................  17
           Equity Participation Units ......................................  22
           Cautionary Statement ............................................  26

Item 2.    Properties ......................................................  26

Item 3.    Legal Proceedings ...............................................  28

Item 4.    Submission of Matters to a Vote of Security Holders . ...........  28

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters .......................................................  29

Item 6.    Selected Financial Data
           Consolidated Company ............................................  29
           Oilseed Processing and Refining Defined Business Unit ...........  30
           Wheat Milling Defined Business Unit .............................  31

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operation
           Consolidated Company ............................................  32
           Oilseed Processing and Refining Defined Business Unit . .........  40
           Wheat Milling Defined Business Unit .............................  44

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk ......  48

Item 8.    Financial Statements and Supplementary Data .....................  48

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  49

PART III.

Item 10.   Directors and Executive Officers of the Registrant
           Board of Directors ..............................................  49
           Executive Officers ..............................................  53

Item 11.   Executive Compensation ..........................................  56

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..  62

Item 13.   Certain Relationships and Related Transactions ..................  63

PART IV.

Item 14.   Exhibits, Financial Statements and Reports Filed on Form 8-K ....  63

SUPPLEMENTAL INFORMATION ...................................................  66

SIGNATURES .................................................................  67

                                     PART I.

ITEM 1. BUSINESS


                                  THE COMPANY

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) with Harvest States Cooperatives the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company).

     As a result of the Combination, each holder of common stock of Cenex became a member of Cenex Harvest States, to the extent eligible for membership, and all equity interests of Cenex were determined and exchanged for equal equity interests in Cenex Harvest States at its stated dollar amount on a dollar-for-dollar basis as more thoroughly set forth in the Plan of Combination, a copy of which was filed as part of the Company's Form 8-K dated June 10, 1998. Subsequent to the Combination, the Company changed its fiscal year end to August 31, and filed a Form 10-Q Transition Report under Rule 15d- 10(c) for the three-month period ended August 31, 1998.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The Company's consolidated financial statements reflect the financial position and results of operations of the combined companies as if the merger had occurred on June 1, 1996. The consolidated statements of operations and cash flows for the year ended May 31, 1998, reflects the results of operations and cash flows of Harvest States Cooperatives for the year then ended combined with the results of operations and cash flows of Cenex for the year ended September 30, 1997. The consolidated balance sheet information in the selected financial data as of May 31, 1998, 1997 and 1996, reflect the financial position of Harvest States Cooperatives on those dates combined with the financial position of Cenex as of September 30, 1997, 1996 and 1995, respectively. The consolidated results of operations of Cenex for the eight months ended May 31, 1998, have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

     The Company is an agricultural cooperative organized for the mutual benefit of its members. Members of the Company are located throughout the United States. In addition to grain marketing, wheat milling and oilseed processing and refining, the Company provides its patrons with energy and agronomy products and other farm supplies. The Company also offers a variety of agricultural services to its members. Sales are both domestic and international.

     The Company has authorized three classes of membership: Individual Members (Individual Members), Cooperative Association Members (Cooperative Association Members) and Defined Members (Defined Members). Individual Members are producers of agricultural products who have done business with the Company during its last fiscal year and have consented to take patronage into account as contemplated by
Section 1388 of the Internal Revenue Code. In the patronage consent filed with the Company, the producer agrees to include both the cash and noncash portion of any patronage refund in taxable income for federal income tax purposes. Cooperative Association Members are associations of producers of agricultural products complying with certain federal requirements which have conducted a minimum amount of business with the Company as prescribed by the Board of Directors during its fiscal year and have consented to take patronage into account for tax purposes. Defined Members are persons otherwise eligible for membership who hold Equity Participation Units.

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

     The Company's businesses are organized into four segments. The segments include Energy, Agronomy, Grain Marketing and Farm Marketing & Supply and Processed Grain and Consumer Products. The segment information for the Company is provided in Note 11 of the consolidated financial statements on pages F-21 and F-22.


                                     ENERGY

     The energy operations of the Company include a 48,000 barrel per day refinery in Laurel, Montana, which is wholly owned by the Company, and a 74.5% ownership interest in a 75,500 barrel per day refinery in McPherson, Kansas. The Company is not in the oil exploration business but rather purchases crude oil from both domestic and foreign sources.

     The Laurel, Montana refinery processes primarily medium, high sulfur Canadian crude oil and produces approximately 44% gasoline, 32% diesel and other distillates and 24% asphalt and other residual products. Refined fuels are shipped west on the Yellowstone Pipeline to Montana terminals and to Spokane and Moses Lake, Washington; south on common carrier pipelines to Wyoming terminals and Denver, Colorado, and east on the Company's wholly owned pipeline to Glendive, Montana as well as to Minot and Fargo, North Dakota. Crude oil is delivered to Laurel on the wholly owned Front Range Pipeline and other pipelines.

     The McPherson refinery operated by National Cooperative Refinery Association (NCRA), of which the Company owns 74.5%, receives its supply of crude oil via the Jayhawk pipeline, which is wholly owned by NCRA, and through the common carrier pipelines of Osage and Kaw. NCRA holds ownership interests of 35% and 33%, respectively, in these two pipelines. Approximately 95% of the crude oil processed is domestic from Kansas, Oklahoma and Texas, and 5% is foreign crude. The McPherson refinery produces approximately 57% gasoline, 34% distillates and 9% propane and other products. Refined fuels are shipped via NCRA's proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via Kaneb and Williams common carrier pipelines. Approximately 9% of refined products are loaded to transport trucks at the refinery.

     Effective September 1, 1999, NCRA and Farmland Industries, Inc. (Farmland) formed a limited liability company, Cooperative Refining, LLC (CRLLC), to operate jointly the refining, pipeline and terminal assets of Farmland and NCRA. This includes NCRA's 75,500 barrel per day McPherson, Kansas refinery and Farmland's 95,000 barrel per day Coffeyville, Kansas refinery. NCRA has a 57.565% interest in the LLC and Farmland has a 42.435% interest. The refining, pipeline and terminal assets are owned by NCRA and Farmland, but are operated by the LLC with the expenses of operation being reimbursed by the LLC to both members. Effective August 30, 2000, NCRA gave notice of its intent to dissolve CRLLC, in accordance with the provisions of the agreements, effective no later than September 1, 2001.

     The production from the Laurel refinery and from NCRA is marketed by Country Energy, LLC, a petroleum marketing joint venture with Farmland and sold to the Company's member cooperatives, where the product is sold to farmers, ranchers and the general public. In addition to distilled fuels, the Company also wholesales other auto and farm machinery products such as lube oil, grease, batteries and tires, as well as providing propane for heating fuel and grain drying.

     The Company also operates 37 convenience stores where it retails its own brand of refined fuels along with typical convenience products.

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

     Because most of the Company's energy product market is located in rural areas, sales activity tends to follow the planting and harvest cycles. More fuel efficient equipment, reduced crop tillage, depressed prices for crops, warm winter weather, and government programs which encourage idle acres, all have the effect of reducing demand for the Company's energy products. In addition, private energy companies compete with the Company.

     Currently, energy operations has 1,047 full time employees. Of these employees, 790 are employed by the Company, and 257 are employed by Country Energy, LLC.


                                    AGRONOMY

     Effective January 1, 2000, the Company, Farmland Industries, Inc. (Farmland) and Land O'Lakes, Inc. (Land O'Lakes) created Agriliance, LLC (Agriliance), a distributor of crop nutrients, crop protections products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of the Company, Farmland and Land O'Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance, resulting in a gain of approximately $7.4 million. In July 2000, the Company exchanged its ownership in the Cenex/Land O' Lakes Agronomy Company and in Agro Distribution, LLC with a total investment of $64.7 million at July 31, 2000 for a 25% equity interest in Agriliance. Agriliance is also owned by Farmland (25%) and Land O' Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange.

     In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance then purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payables.

     The Company retained its ownership in CF Industries, Inc. (CF Industries), an interregional cooperative involved in the manufacture of crop nutrient products, and its interest in an agronomy distribution business in Canada. With continued ownership, the Company will still be entitled to receive patronage dividends paid by CF Industries.

     Many of the risk factors related to the energy operations also apply to Agriliance's operations. Spring and fall weather conditions, depressed grain prices, idle acreage and genetic engineering of crops which are more insect and disease resistant all effect the demand for agronomy products. Competition is also intense. Supply and price of fertilizer ingredients fluctuates widely, which exposes Agriliance to risk on any fixed price commitment.

In addition, increased domestic and foreign production of fertilizer expands supply and tends to depress the profitability of CF Industries, and reduces the patronage paid by CF Industries to the Company.

     The agronomy business is seasonal with profits and sales coinciding with the planting and input seasons.

                   GRAIN MARKETING AND FARM MARKETING & SUPPLY

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

     Imports of grains into the United States consist mainly of wheat, oats and barley. The amounts imported have not had a material effect on grain merchandising.

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

     The Freedom to Farm Act of 1996, enacted in April 1996, has had a profound effect on the production patterns within the United States. The flexibility of the program allows producers to grow crops, which provide the highest gross financial return. Although the Unites States has experienced prices below the cost of production, there has still been full production on Non-CRP (crop reduction program) land as a result of the Commodity Loan Program and also Loan Deficiency Payments (LDP).

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

     PURCHASES. The number of bushels of grain purchased from Individual Members and Cooperative Association Members, the total grain purchased and the percentage relationship for the periods indicated are set forth below:

                               YEARS ENDED AUGUST 31,     THREE MONTHS ENDED             YEARS ENDED MAY 31,
                             --------------------------       AUGUST 31,       -----------------------------------------
                                2000           1999              1998             1998           1997           1996
                             -----------    -----------   ------------------   -----------    -----------    -----------
                                                              (BUSHELS IN THOUSANDS)
Member purchases .........      866,619        785,999         172,180            720,421        757,705        959,167
Total purchases ..........    1,246,208      1,169,393         244,978          1,145,852      1,280,557      1,692,439
Percentage ...............         69.5%          67.2%           70.3%              62.9%          59.2%          56.7%

     Substantially all of the grain purchased by the Company is grown in the Midwest, Great Plains and Pacific Northwest. The Company also purchases grain produced in other parts of the United States and other countries.

     GRAINS HANDLED. The primary grains merchandised by the Company are wheat, corn and soybeans. The Company also merchandises barley, milo, sunflowers and oats as well as smaller quantities of canola, flax, rye, millet and others.

     The number of bushels of grain purchased by the Company for the periods indicated is set forth below:

                         YEARS ENDED AUGUST 31,       THREE MONTHS ENDED              YEARS ENDED MAY 31,
                       ---------------------------        AUGUST 31,       -----------------------------------------
                           2000           1999               1998              1998           1997           1996
                       ------------   ------------   -------------------   ------------   ------------   -----------
                                                          (BUSHELS IN THOUSANDS)
Wheat ..............      444,800        412,967           100,941            416,067        478,979        505,607
Corn ...............      434,542        406,616            86,911            347,494        425,851        777,631
Soybeans ...........      264,809        230,239            36,220            229,558        219,687        234,930
Barley .............       43,499         54,548            13,180             66,085         61,839         75,226
Milo ...............       38,886         40,826             4,426             37,816         51,723         48,200
Sunflowers .........        6,775          7,814               549             28,789         14,603         25,953
Oats ...............        4,061          6,354             1,246              9,008         22,487         20,008
All other ..........        8,836         10,029             1,505             11,035          5,388          4,884
                        ---------      ---------           -------          ---------      ---------      ---------
                        1,246,208      1,169,393           244,978          1,145,852      1,280,557      1,692,439
                        =========      =========           =======          =========      =========      =========

     Sales of grain by the Company for the periods indicated are set forth below:

                         YEARS ENDED AUGUST 31,        THREE MONTHS ENDED                YEARS ENDED MAY 31,
                      -----------------------------        AUGUST 31,       --------------------------------------------
                           2000            1999               1998               1998            1997            1996
                      -------------   -------------   -------------------   -------------   -------------   ------------
                                                           (DOLLARS IN MILLIONS)
Wheat .............    $  1,051.2      $  1,169.8          $  373.1          $  1,794.4      $  2,490.3      $  2,631.2
Corn ..............       1,013.1           896.6             215.0               989.8         1,558.4         2,518.9
Soybeans ..........       1,152.7         1,010.0             162.8             1,432.0         1,421.9         1,431.5
All other .........         408.0           232.9              59.8               413.4           565.9           545.6
                       ----------      ----------          --------          ----------      ----------      ----------
Total .............    $  3,625.0      $  3,309.3          $  810.7          $  4,629.6      $  6,036.5      $  7,127.2
                       ==========      ==========          ========          ==========      ==========      ==========

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

     The Company's ability to arrange transportation is a significant part of the service it offers to its customers. The Company's loading capabilities onto unit trains, ocean going vessels and barges is a component of the selling price of grain handled by the Company. Rail transportation is through independent railroads, although approximately 20% of rail movement for Grain Merchandising for the year ended August 31, 2000 was carried out through leased railcars (either directly or by use of pools in which such leased railcars participate). The use of "shuttle equipment" is reducing the need for leased cars, which the Company is in the process of reducing its fleet. Vessel and truck transportation is carried out exclusively by third parties. Barge transportation is carried out by third parties, but the Company is a party to long-term freight agreements for approximately 20% of current needs.

     Virtually all grain sold domestically is sold by employees while approximately half of grain exported is sold by brokers or agents and the balance by employees. The Company has a small ownership position in Intrade, a company that owns part of a Germany-based marketing organization involved in trading grain and feedstuffs in Germany and international markets. The Company also has relationships with agents, brokers and marketing companies in other countries to assist it in export sales. During the past year, the Company has placed an employee in Europe to contact milling customers in order to expand its wheat trade, and will continue to maintain that presence.

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

     The Company competes in the sale of grain based on price and its ability to provide quantity and quality of grains required and its ability to deliver. Location of facilities is a major factor in ability to compete. Major grain merchandising companies in addition to the Company include; Archer-Daniels-Midland (ADM), Cargill, ConAgra, Bunge and Louis Dreyfus, each of which handles grain volumes of more than one billion bushels annually. The Company estimates it would be among the smaller merchandisers among these six. The Company also competes with numerous other grain merchandisers with annual volumes of less than one billion bushels.

     Since the Company's facilities are located primarily in the Midwest, Great Plains and Pacific Northwest, with a terminal in the Gulf, the Company primarily competes with the companies whose facilities are in these areas. The Company's export facilities in three major locations allow it to ship throughout the world.

GRAIN HANDLING AND TRANSPORTATION
     The Company owns export terminals, river terminals and other elevators involved in the handling of grain. All such facilities can receive inbound truck and rail. Export facilities on river systems can receive grain by barge. In addition, the Company owns 192 Farm Marketing and Supply Agri-Service Centers, which are country elevators, and which receive grain from producers.

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

     The Company entered into a joint venture with United Grain, located in Portland, Oregon, forming a grain marketing company called United Harvest, LLC. United Harvest, LLC is a joint venture 50% owned by each company, and began operation in December 1998. United Harvest, LLC operates the Kalama, Washington terminal elevator owned by the Company, and the Vancouver, Washington terminal of United Grain as well as markets the grain for each of the parent companies in the western United States, including Washington, Oregon, Idaho, Utah and Montana. The Company has interests in three river terminals located on the Snake River which are being utilized by United Harvest, LLC. These terminals include the Lewis and Clark Terminal Association's facility located at Lewiston, Idaho, Central Ferry Terminal Association's facility located at Central Ferry, Washington and Co-Grain Elevator Company's facilities located at Upper Monumental and Burbank, Washington. Much of the grain from these terminals is loaded onto barges for shipment to Pacific Northwest export terminals.

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

EMPLOYEES
     As of August 31, 2000, the Grain Marketing Division had 434 employees, of which 72 were traders, 210 production staff, 12 management and 140 support staff. See "Farm Marketing and Supply" with respect to employment by Agri-Service Centers. Of these employees, 164 at seven locations are subject to collective bargaining agreements expiring at various times through 2001.

FARM MARKETING AND SUPPLY

     The Farm Marketing and Supply Division owns and operates three types of business units: Agri-Service Centers, Feed Manufacturing and Fin Ag, Inc. As of September 1, 2000, the Farm Marketing and Supply Division and Services Group have been renamed to Country Operations.

     AGRI SERVICE CENTERS Agri Service Centers provide farm supplies and services to producers for their production systems. Farm supplies include plant food, feed, seed, energy products and crop protection products. Services include grain and seed marketing and other related services in production agriculture. There are 334 locations in the states of Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Colorado, Montana, Idaho, Oregon and Washington. Not all locations provide every product and service. Locations are grouped into 67 operating units, of which 20 are regionalizations. These regionalizations have their own producer board of directors and participate in separate patronage pools.

     Agri Service Centers purchase grain and seed from member and non-member producers and other elevators and grain dealers. Eighty-six locations have the capability of loading unit trains. Most of the grain purchased is sold through the Company's Grain Marketing Division, local feed usage or local processing operations.

     The farm supplies sold at these locations are purchased through cooperatives in the respective areas whenever possible. The Agri Service Centers sell agronomy products through 133 locations. Feed products are sold through 143 locations and energy products through 81 locations.

     Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes on the basis of services and patronage.

     On August 31, 2000, the group had 2,036 full time and 813 seasonal/temporary employees. Statistics for the periods indicated are as follows:

                              YEARS ENDED AUGUST 31,    THREE MONTHS ENDED            YEARS ENDED MAY 31,
                             ------------------------       AUGUST 31,       ------------------------------------
                                2000          1999            1998              1998         1997        1996
                             ----------    ----------  -------------------   ----------   ----------   ----------
Number of centers .........      334          317             245                239          253          249
Number of operating
 units ....................       67           65              70                 73           71           74

     FIN-AG, INC. Fin-Ag, Inc. is a wholly owned subsidiary of the Company located in Sioux Falls, South Dakota. It provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans for producers. It also provides consulting services to member cooperatives. Its competitors are other financial institutions. Most whole loans are sold to National Bank for Cooperatives (CoBank), on which the Company bears a 15% residual exposure. The Company's exposure at August 31, 2000, was approximately $1.0 million. Under the Company's borrowing arrangements, the maximum amount of the loans outstanding at any one time may not exceed $75.0 million. On August 31, 2000, the total number of full time employees was 17.

     FEED MANUFACTURING The Company manufactures and sells feed products, ingredients, supplements and animal health products. In addition, it provides livestock production services and custom rations. The Company owns nine feed plants, three retail operations and has joint venture agreements with three additional plants.

     On June 1, 1998, the Company formed an equally owned limited liability company with Land O'Lakes, Inc. called Land O'Lakes/Harvest States Feed, LLC. The Company included eight plants and three retail operations in the states of Minnesota, Nebraska, South Dakota, North Dakota and Montana with Land O'Lakes plants in Beatrice and Norfold, Nebraska and Dawson and Detroit Lakes, Minnesota to form the LLC. A four-person board, two from Cenex Harvest States and two from Land O'Lakes, govern the joint venture. The administrative office and general manager of the joint venture is located at the Sioux Falls, South Dakota location.

     The Company is involved in joint ventures of plants in Owatonna, Minnesota and Tillamook and Hermiston, Oregon.

     On August 31, 2000 the feed manufacturing group had 249 full time and 7 part time employees in all operations. All but four employees are leased to Land O'Lakes/Harvest States Feed, LLC.

     Feed tons for the periods indicated are as follows:

                        YEARS ENDED AUGUST 31,     THREE MONTHS ENDED             YEARS ENDED MAY 31,
                       ------------------------        AUGUST 31,        ------------------------------------
                          2000          1999             1998               1998         1997         1996
                       ----------    ----------   --------------------   ----------   ----------   ----------
Manufactured feed
 (tons) ............     523,864     591,510           133,381            377,000      326,000      351,000

     These numbers include the total tons of the joint ventures and LLC's.

     As of September 1, 2000, the Company has entered into a letter of intent to dissolve Land O'Lakes/Harvest States Feed, LLC. The Company will assume the operations at Great Falls and Hardin, Montana, Dickinson, Minot and Edgeley, North Dakota, Gettysburg, South Dakota and Norfolk, Albion and Bloomfield, Nebraska. Land O'Lakes will assume the operations of the four plants they contributed to the LLC and will also purchase the Company's plants at Sioux Falls, South Dakota, Willmar, Minnesota and the Company's interest in a pet food joint venture in Owatonna, Minnesota.

     The Company has entered into an agreement effective September 1, 2000, with Land O'Lakes Farmland Feed, LLC to distribute wholesale feed in the trade territories around the Company's plants in North Dakota, South Dakota and Montana.


                      PROCESSED GRAIN AND CONSUMER PRODUCTS

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The soybean crushing industry converts soybeans into meal used for feeding animals, soyflour used for specialty food and other purposes and crude soybean oil. The vegetable oil refining industry refines the crude oil for use in processed foods, such as margarine, salad dressings and baked goods, and to a more limited extent industrial uses. Soybean production is concentrated in the central United States, Brazil, China and Argentina. Crushing plants are generally located close to adequate sources of soybeans and strong demand for meal. Refineries are generally located next to the crushing plants. Oil is shipped throughout the United States and for export.

     Per capita domestic consumption of soybean oil has increased sizably in recent years (up 24% over 5 years). Exports of soybean oil are variable but generally a minor portion of total production. In recent years, exports have varied widely, which dramatically influenced margins in both crushing and refining.

     Usage of meal is contingent on the amount of livestock being raised, which has increased in recent years. While per capita domestic consumption of meat has been stable in recent years, demand for meal has increased due to an increase in the domestic consumption of pork and poultry and an increase in meat exports. Soybean meal provides a ready source of protein with a 44% or higher protein content, compared to corn at 9%, wheat at 9.5% and barley at 11.5%.

     Major industry competitors of the Company include ADM, Cargill, Ag Processing, Inc. (AGP), Central Soya and Bunge. Competition is driven by price, transportation costs, service and product quality. The industry is highly competitive. These and other competitors are acquiring other processors, expanding capacity of existing plants or building new plants, domestically or internationally. Unless exports increase or existing facilities are closed, this extra capacity is likely to put additional pressure on prices and challenge margins. Several competitors operate over various market segments and may be suppliers to or customers of other competitors.

     Historically, in the Company's trade area there has been an adequate supply of soybeans, even in years when there has been a substantial amount of soybeans exported. While the price of soybeans has fluctuated substantially, the prices of meal and oil will generally track with the soybeans, although not necessarily on a one for one basis, therefore margins can be variable.

EQUITY PARTICIPATION UNITS
     At its integrated crushing and refining facility in Mankato, Minnesota, the Oilseed Processing and Refining Defined Business Unit processes soybeans into soybean meal, soyflour and crude soybean oil. The crude soybean oil, with additional purchased crude oil, is refined.

     At August 31, 2000 Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit represented the right to deliver 1,045,500 bushels of soybeans, approximately 3% of the processing capacity of the Defined Business Unit.

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

     At any one time, the Defined Business Unit's inventory and purchase contracts for delivery to the Defined Business Unit may be substantial. The Defined Business Unit has a risk management policy and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the Defined Business Unit when any trader is outside of position limits and also triggers review by management of the Company if the Defined Business Unit is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Defined Business Unit monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

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

     The Oilseed Processing and Refining Defined Business Unit also purchases crude soybean oil for processing at its refinery. Approximately 40% of the crude oil refined is produced by the Oilseed Processing and Refining Defined Business Unit, and the balance is purchased. Major suppliers have been AGP and South Dakota Soybean Processors. The refining facility has storage capacity for approximately 10 days' supply of crude oil, so it depends on a steady supply of crude oil to supplement its own output of crude oil to maintain constant production. It typically commits for several months' supply, to be priced prior to delivery.

     As with other agricultural commodities, the availability and price of soybeans fluctuate with forces of supply and demand. The Oilseed Processing and Refining Defined Business Unit has never experienced an inability to source soybeans.

CUSTOMERS
     REFINED OILS. The Oilseed Processing and Refining Defined Business Unit sells refined oil throughout most of the United States, although it concentrates on customers located in Minnesota, Wisconsin, North Dakota, South Dakota, northern Iowa and northern Illinois, which have lower freight costs and are therefore slightly more profitable. Customers in these states accounted for more than 50% of refined oil sales in the year ended August 31, 2000. The Company estimates that of oil sold, 25% is used for margarine, 15% to 20% for salad dressing and smaller percentages for snack foods, baked goods, imitation cheese goods, processed potato goods and others. Approximately 5% of oil sales are for industrial use. During the year ended August 31, 2000, the Oilseed Processing and Refining Defined Business Unit had over 100 customers, the largest of which was Ventura Foods, LLC and its predecessor operations described in the next paragraph. Sales of refined oil are made by Defined Business Unit employees and to a lesser extent by brokers.

     The Company has a long-term supply agreement with Ventura Foods, LLC (Ventura Foods) which commenced January 1, 1997 and will continue for 15 years or longer if the Company continues to hold at least a 25.5% interest in Ventura Foods. As of August 31, 2000, the Company holds a 50% interest in Ventura Foods. The Company has agreed to supply and Ventura Foods has agreed to purchase a minimum quantity of soybean salad oil, hydrogenated soybean oil and other edible oils that the Company may refine during the term of the agreement. The Company has the option to sell to Ventura Foods, and Ventura Foods has agreed to purchase from the Company, during each calendar year at least 430,000,000 pounds of products or 50% of its requirements if greater, but not more than 100% of its requirements. The price for the products sold to Ventura Foods is a formula adjusted annually to be competitive with alternative sources.

     SOYBEAN MEAL. Soybean meal sold by the Oilseed Processing and Refining Defined Business Unit is used for feeding livestock. During the year ended August 31, 2000, the Defined Business Unit sold meal to over 500 customers, primarily feed lots and feed mills. During the year ended August 31, 2000, seven customers accounted for approximately 51% of meal sold, and three customers, which would be difficult to replace, accounted for approximately 37% of meal sold. For the year ended August 31, 2000, 68% of meal was sold in Minnesota, 26% in Wisconsin, 4% in Canada and the balance in Iowa, North Dakota and South Dakota. These sales could be adversely affected by a decline in the livestock or turkey industries in these areas. Substantially all meal sales are made directly by employees of the Defined Business Unit.

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

EMPLOYEES
     The Oilseed Processing and Refining Defined Business Unit currently employs 200 employees, 35 in the office in administration, sales and support service and 165 in the plant. Certain production workers are subject to collective bargaining agreements with the American Federation of Grain Millers (133 employees) expiring in 2002 and the Pipefitters' Union (2 employees) expiring in 2000.

WHEAT MILLING DEFINED BUSINESS UNIT

INDUSTRY OVERVIEW
     The Company's Wheat Milling Defined Business Unit mills durum wheat into flour and semolina and mills spring and winter (hard) wheats into bread flour. The Wheat Milling Defined Business Unit is the largest miller of durum wheat in the United States. The Wheat Milling Defined Business Unit had historically concentrated on durum wheat milling at its Rush City and Huron facilities. With the opening of its Kenosha mill in late 1995, which can produce durum and bakery flours, its Houston facility, which began production in June 1997, Mount Pocono facility, which began production in January 1999 and its Fairmount, North Dakota facility purchased in April 2000, the Defined Business Unit has broadened its markets and significantly increased its capacity.

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

     Major competitors of the Company in the industry include Italgrani, Miller Milling Company and Minot Milling. Competition is driven by price, service and product quality. Some competitors have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants.

     BAKERY FLOUR. Bakery flour milled from spring and hard winter wheat is used in breads, cookies, pizza crusts, tortillas and other products. The baking industry is highly fragmented, but is consolidating with the three largest bakeries, Interstate, Earthgrains and Flowers Bakeries now comprising nearly 20% of the bakery business.

     Demand for bakery flour had been increasing until 1998. Total production and per capita consumption decreased 2.0% from December 31, 1998 to December 31, 1999. While there was a decline in consumption, 1999 was still the largest production year recorded. Dietary guidelines established by the United States Department of Agriculture emphasize cereal grains in the food pyramid. The Company believes that demand for bakery flour will increase based on population growth. Imports and exports of bakery flour do not significantly affect the domestic business.

EQUITY PARTICIPATION UNITS
     At August 31, 2000, Equity Participation Units in the Wheat Milling Defined Business Unit represented the right to deliver 4,623,000 bushels of wheat, approximately 8% of the processing capacity of the Defined Business Unit.

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

     In 1999, American Italian Pasta Company (AIPC) began operation of a new pasta plant adjacent to the Wheat Milling Defined Business Unit's mill in Kenosha, Wisconsin. AIPC is this country's largest pasta manufacturer. Direct pipelines from the mill to the pasta plant has reduced costs to transfer product, create efficiencies for both companies, as well as provide a dedicated customer/supplier relationship. Production startup for the AIPC plant began in July 1999.

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

     The Wheat Milling Defined Business Unit's first hard wheat milling unit (Kenosha) began production in late 1995. In October 1996, the Wheat Milling Defined Business Unit expanded hard wheat capacity with the addition of a swing mill at Kenosha capable of milling either durum or hard wheat flour. A plant in Houston, which began production in June 1997, added additional hard wheat capacity. The Company believes that there is a substantial customer base available in the Houston area, as well as export markets. The mill serves a sizeable population base and there are no other milling facilities within the area. In January 1999, the Mount Pocono, Pennsylvania mill began production supplying flour to major bakery customers in the Northeast, and in April 2000, the Wheat Milling Defined Business Unit purchased a hard wheat mill in Fairmount, North Dakota.

COMPETITION
     DURUM MILLING. The Wheat Milling Defined Business Unit's largest competitors in durum milling are Italgrani and Miller Milling Company.

     Dakota Growers has expanded its Carrington, North Dakota, milling facility and its pasta production capacity and has added additional milling capacity to supply its New Hope, Minnesota plant. Philadelphia Macaroni has completed a semolina mill in Minot, North Dakota. Miller Milling has expanded its Winchester, Virginia, semolina mill. Barilla, an Italian pasta manufacturer and durum miller, is operating an integrated mill and pasta plant in Ames, Iowa. In the past, it has exported significant volumes of pasta from Italy into the U.S. and will now compete with domestic manufacturers in the dry retail pasta market.

     BREAD FLOUR. Competitors include ConAgra, ADM, Cargill, and Cereal Foods. All of these competitors have multiple milling facilities with larger bakery flour production capacity than the Wheat Milling Defined Business Unit. Capacity for hard wheat milling has been expanding faster than consumption. This additional capacity has put pressure on margins.

PROCESSING
     The Wheat Milling Defined Business Unit mills wheat into flour using standard industry processes. More recently manufactured equipment has reduced the labor component of wheat milling. The Company believes that its facilities are, on average, newer than its competitors. Operations are somewhat seasonal in anticipation of reduced demand for pasta in summer months.

FACILITIES
     With the addition of 8,000 hundred-weights (cwts) of hardwheat milling capacity at Fairmount, North Dakota in April 2000, the Wheat Milling Defined Business Unit has six milling facilities in operation. Each facility includes a milling plant as well as an elevator to store grain. Information on the six mills, follows:

LOCATION                 GRAIN MILLED            CAPACITY      BUSHEL EQUIVALENT
--------           -----------------------   ---------------   -----------------
Rush City, MN      Primarily durum           10,000 cwts/day    23,500 bu/day

Huron, OH          Durum                      9,500 cwts/day    22,800 bu/day
                   Spring and winter wheat    5,000 cwts/day    11,000 bu/day

Kenosha, WI        Durum                     11,000 cwts/day    26,400 bu/day
                   Spring and winter wheat   10,000 cwts/day    22,000 bu/day

Houston, TX        Spring and winter wheat   13,000 cwts/day    28,600 bu/day

Mount Pocono, PA   Durum                      4,000 cwts/day     9,600 bu/day
                   Spring and winter wheat   14,000 cwts/day    30,800 bu/day

Fairmount, ND      Spring wheat               8,000 cwts/day    18,260 bu/day
                                             ---------------   -----------------
Total                                        84,500 cwts/day   192,960 bu/day
                                             ===============   =================

     At Huron, the land and buildings are leased from ConAgra. The Rush City, Kenosha, Mount Pocono and Fairmount facilities are owned entirely by the Company. At Houston, the milling plant is constructed on property leased from the Port of Houston on a long-term basis and the elevator is owned by the Port of Houston, but is subject to a put through agreement with the Company.

     Approximately 90% of the Wheat Milling Defined Business Unit's current milling capacity uses equipment that is less than 10 years old. This newer equipment generates cost advantages in labor, energy, improved yields and better and more consistent products. In the last few years, some competitors have closed less efficient mills in less strategic locations. For the year ended August 31, 2000, the Wheat Milling Defined Business Unit facilities ran at 83% of capacity based upon a year of 312 operating days being 100%, compared to 70% in 1999. This increase in run time was due to the full year operation of Mount Pocono.

EMPLOYEES
     As of August 31, 2000 the Wheat Milling Defined Business Unit employed the following full time equivalents: production and plant management (178) and headquarters (22). Of these, 25 production workers at the Rush City, Minnesota mill are subject to a collective bargaining agreement with the American Federation of Grain Millers expiring in 2001.

CONSUMER PRODUCTS

     The Consumer Products Group primarily includes the Company's interest in Ventura Foods and the wholly-owned subsidiary, Sparta Foods, Inc. (Sparta Foods).

VENTURA FOODS
     On August 30, 1996, the Company and Wilsey Foods, Inc. combined the assets and certain liabilities of the Company's Holsum Foods Consumer Products Packaging Division with the assets and liabilities of Wilsey Foods, Inc. to form Ventura Foods. In addition, a joint venture owned by Wilsey Foods, Inc. and the Company that operated a manufacturing facility in Chambersburg, Pennsylvania was merged into Ventura Foods. Upon formation of Ventura Foods, the Company owned 40% and Wilsey Foods owned 60% of the equity and rights to distribution of profits. During the year ended August 31, 2000, the Company purchased an additional 10% interest in Ventura Foods for approximately $25.6 million, and now holds a 50% interest in the equity and rights to distribution of profits. The Company's total net investment in Ventura Foods, accounted for under the equity method, is $87.3 million as of August 31, 2000. Ventura Foods is governed by a committee, and each of the Company and Wilsey Foods appoints half the committee members. The Company and Wilsey Foods must each retain at least a 25.5% interest in Ventura Foods. Ventura Foods will be dissolved if it has cumulative losses in excess of $25.0 million or is unable to discharge its liabilities as they become due.

     Ventura Foods is in the business of manufacturing and/or packaging and selling food products, including salad dressings, mayonnaise, margarine, salad oils, jams, jellies, olives, syrups, soup bases and sauces. Its customers are national. Sales by the Oilseed Processing and Refining Defined Business Unit to Ventura Foods and its predecessors in interest (Holsum and Wilsey) are shown below:

                              YEARS ENDED AUGUST 31,     THREE MONTHS ENDED             YEARS ENDED MAY 31,
                             ------------------------        AUGUST 31,        ------------------------------------
                                2000          1999              1998              1998         1997         1996
                             ----------    ----------   --------------------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Sales ...................     $ 59,369      $ 93,565           $ 22,685         $ 101,440    $ 110,679    $ 124,299
Percentage of total
 refinery sales .........           27%           35%                34%               38%          45%          45%

SPARTA FOODS
     On June 1, 2000, the Company purchased Sparta Foods, a manufacturer and distributor of tortillas and tortilla chips, for approximately $16.7 million. Sparta Foods sells branded retail products in supermarkets and general merchandise retail stores located primarily in the Midwestern and Southwestern United States, as well as food service products to food distributors, who in turn, distribute their products to restaurants and retail stores throughout the United States.

     Sparta Foods leases manufacturing facilities located in New Brighton, Minnesota and Phoenix, Arizona.

     On August 31, 2000 Sparta Foods had 267 full time employees, of which 163 were employed in Minnesota and 104 were employed in Arizona.

     The tortilla and tortilla chip industry in the United States is comprised of a large number of small regional producers and a few dominant producers. Sparta Foods has approximately a 65% share and 20% share of the retail tortilla market in the Minneapolis/St. Paul and Phoenix metropolitan areas, respectively. Primary competitors are Resers Foods and Azteca Foods in the Minneapolis/St. Paul market, and Mission Foods in the Phoenix market. Sparta Foods has less than a 1% share of the national tortilla chip market.


                                      OTHER

SERVICES

     The Company's Country Services Division provides certain services to Individual Members and Cooperative Association Members. As of September 1, 2000, the Farm Marketing & Supply Division and the Services Group have been renamed to Country Operations.

COUNTRY HEDGING, INC.
     Country Hedging, Inc. offers full service commodity futures and options brokerage. For the year ended August 31, 2000, 54% of revenues were from Cooperative Association Members, 31% from Individual Members and 15% from others. This separate subsidiary of the Company is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. On August 31, 2000, it had 38 employees operating primarily out of St. Paul, Minnesota.

     Competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both co-op and non-co-op) as well as local introducing brokers. Competition is driven by price and service.

AG STATES AGENCY, LLC
     Ag States Agency, LLC, 93% owned by the Company, is an independent insurance agency which sells insurance primarily to local cooperatives, including group benefits, property and casualty, and bonding programs. For the year ended August 31, 2000, substantially all of its revenues were from local cooperatives. Ag States Agency, LLC competes with other insurance agencies.

     On January 1, 1998, Ag States Agency, LLC acquired 50% ownership in Ag States Benefits, LLC. Ag States Benefits, LLC is an independent insurance agency which sells primarily group benefit policies such as health, life, dental, long term care and disability insurance to primarily local cooperative employees and members of local cooperatives.

FINANCIAL SERVICES DEPARTMENT
     The Financial Services Department provides business planning consulting and financing to Cooperative Association Members. It offers open account financing, involving the discretionary extension of credit, and term and seasonal loans. Most of the term and seasonal loans are participated up to 90% by CoBank. Participation by CoBank is subject to credit approval on a loan-by-loan basis by CoBank, subject to an overall limit of participation of $150,000,000. In addition to financing, the open account between the Company and an Affiliated Association is used as a clearing account for settlement of grain purchases and as a cash management tool. Open account financing has been provided to more than 200 Cooperative Association Members in the past year.

     During the year ended August 31, 2000, average aggregate loan balances outstanding were $45,446,115 (of which CoBank's participation was $21,989,577) and the highest aggregate loan balance outstanding at any one time was $64,533,713 (of which CoBank's participation was $32,784,725). The Company's borrowing arrangements limit loan balances outstanding to not more than $150,000,000 at any one time.

     Pursuant to its agreement with CoBank, the Company has additional credit risk on CoBank participations up to 10% of total loan commitments.

     Fin-Ag, Inc., a wholly owned subsidiary of the Company provides certain types of financing to members. See "Farm Marketing and Supply".

AFFILIATED ACCOUNTING DEPARTMENT
     The Affiliated Accounting Department offers computerized country elevator accounting systems and a full complement of accounting support systems for local cooperatives, including tax and patronage allocation services, dividend ledger services and payroll services. For the year ended August 31, 2000, substantially all of its revenues were from local cooperatives. This department was sold to Agris Corp in March of 2000.

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


                MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

INTRODUCTION
     The Company is an agricultural membership cooperative organized to do business with members and non-members. Net savings from member patronage of the Company shall be distributed to members on the basis of patronage, except that the Board of Directors may elect to add to the Unallocated Capital Reserve an amount not to exceed 10% of the distributable net income from patronage business. These net savings, when distributed, are referred to as "patronage dividends," regardless of whether distributed in cash or Patron Equities. The Company may obligate itself to do business with a non-member on a patronage basis. The determination of net savings may be made by allocation units which may be functional, divisional, departmental, geographic, or otherwise as determined by the Board of Directors, provided that each Defined Business Unit shall be accounted for as a separate allocation unit. Patronage refunds shall be distributed in cash, allocated patronage equities, revolving fund certificates, securities of this cooperative, other securities, or any combination thereof designated by the Board of Directors. Any noncash allocations are redeemable only at the discretion of the Board of Directors.

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

GOVERNANCE
     The business and affairs of the Company are managed by a Board of Directors of not less than 17 persons, elected by the members at the Company's annual meeting. The Board currently is comprised of 17 directors. Various rights and obligations of members are contained in its Articles of Incorporation and By-Laws (together, the "governing documents"), each of which was amended and restated in June, 1998. The governing documents may only be amended upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under " -- Certain Antitakeover Effects."

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

     Under the Company's governing documents, the Company has several classes of membership and has authority to issue a variety of debt and equity instruments to members. As a membership cooperative, the Company does not issue capital stock. Under the Minnesota Cooperative Law, under which the Company is organized, a cooperative may be organized on a membership basis or a capital stock basis. A cooperative is organized on a capital stock basis if holding shares of common stock entitles the holder to vote. Membership is transferable only with the consent and approval of the Board of Directors. The Company may issue equity or debt securities, on a patronage basis or otherwise, but unless authorized in, or by the Board of Directors pursuant to, the Company's By-Laws, such securities shall not entitle the holders thereof to any voting, membership or other rights to participate in the affairs of the Company and are not transferable without the prior consent of the Board of Directors.

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

          Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products that are holders of Equity Participation Units. See " -- Defined Members" below.

     Membership in the Company will be terminated by the Board of Directors if a member has become ineligible for membership (for example, by the cessation of agricultural production activities). The Board of Directors has the discretion to terminate membership for a variety of reasons, including repeated violations of the Company's By-Laws, failure to patronize the Company for a period of 12 consecutive months and breach of any contract with the Company. In addition, any member's membership in the Company is terminated when that member either dies or is legally dissolved. Upon termination of membership, a former member loses any and all voting rights in the Company. A former member has no right to require immediate repayment of patronage.

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

     Each Defined Business Unit is represented by a Defined Member Board, comprised of between five and ten individuals. The members of a Defined Member Board must be either Defined Members or representatives of Defined Members and in good standing and in full compliance with all delivery obligations with respect to the applicable Defined Business Unit; provided, however, no employee of the Company may serve as a member of the Defined Member Board. The initial Defined Member Board of each Defined Business Unit was elected by the Company's Board of Directors in June, 1997. Eight individuals were appointed to serve on the Wheat Milling Defined Member Board, a Chairman plus one member from District 1, three members from District 2, one from District 3, one from District 4 and one from District 5. Six individuals were appointed to serve on the Oilseed Processing and Refining Defined Member Board, a Chairman plus three members from District 1, one member from District 2 and one member from District 3. In November 1997 the Defined Member Boards of each Defined Business Unit were elected by the Defined Members associated with the particular Defined Business Unit on a one Defined Member/one vote basis. The Defined Member Boards adopted a Nominating and Election Procedure that was sent to each Defined Member. In subsequent years, Defined Members will elect members of the Defined Member Boards as their terms expire. In December 1998, Districts were renamed "Regions" and the Region boundaries were changed. As a result, the Wheat Milling Defined Member Board is comprised of a Chairman plus one Member from Region 1, one member from Region 2, three from Region 3, one from Region 4, and one from Region 6. The Oilseed Processing and Refining Defined Member Board is comprised of a Chairman plus three members from Region 1, one member from Region 3 and one from Region 4. The Chairperson is selected by and from the Company's Board of Directors. Individuals serving on a Defined Member Board serve staggered three-year terms. Each Defined Member Board shall meet at least quarterly and shall be charged with reflecting Defined Member concerns and providing a direct communication mechanism to the Company's Board of Directors.

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

     The Company's By-Laws provide the following securities may be issued to current or former members or patrons:

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

          OTHER. The Board of Directors may issue other debt or equity instruments. The By-Laws contain no restrictions on the issuance or the terms of such other debt or equity instruments.

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

     Beginning June 1, 1998, inactive direct members and patrons and active direct members and patrons age 61 and older on that date were eligible for patronage certificate redemption at age 72 or death. For active direct members and patrons who were age 60 or younger on June 1, 1998, and Cooperative Association Members, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. There can be no assurance that the Company's Board of Directors will not elect to modify its policy regarding the redemption of equities. The Board is under no restriction in modifying such policy, other than legal agreements to which the Company may be a party from time to time. Members are not required to approve a change in such policy. The Board of Directors will establish a redemption policy for Patrons' Equities arising from the Defined Business Units.

DISTRIBUTION OF ASSETS UPON DISSOLUTION
     In the event of any dissolution, liquidation or winding up this cooperative, whether voluntary or involuntary, all debts and liabilities of this cooperative shall be paid first according to their respective priorities. As more particularly provided in the By-Laws, the remaining assets shall then be paid to the holders of equity capital to the extent of their interests therein and any excess shall be paid to the patrons of this cooperative on the basis of their past patronage. The By-Laws provide more particularly for the allocation among the members and nonmember patrons of this cooperative of the consideration received in any merger or consolidation to which this cooperative is a party.

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


                           EQUITY PARTICIPATION UNITS

     Equity Participation Units (Units) may be held only by Defined Members. Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products. Each Defined Member is affiliated with a Defined Business Unit and holds Equity Participation Units in that Defined Business Unit. Holders of Equity Participation Units have delivery rights and obligations for farm products pursuant to the Agreements between such Defined Members and the Company.

     Each Defined Business Unit and the respective Equity Participation Units were created by resolutions (the Resolutions) of the Board of Directors, acting pursuant to the governing documents, on January 11, 1997. The terms of the Units are governed by the governing documents and the Resolutions. The Resolutions may be amended by the Board of Directors, except in certain respects, without a vote of holders of the Units. Holders of the Units have the rights and remedies provided by the Minnesota Cooperative Law.

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

OPERATIONS
     The operations of a Defined Business Unit shall be carried out by the Company through the Board of Directors, officers and management of the Company. The capital assets of a Defined Business Unit may be disposed of in the ordinary course of business and the disposition of any substantial portion of the assets of a Defined Business Unit as an entirety may be authorized by the Board of Directors. The Board of Directors may determine to sell the assets and operations of a Defined Business Unit or to abandon or shut down the operations of a Defined Business Unit. Abandonment or shutting down the operations of a Defined Business Unit (other than on a temporary basis) will be considered sale of all of the assets of the Defined Business Unit and will have the effect described under " -- Merger, Consolidation or Sale."

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

MEMBER MARKETING AGREEMENT
     A Defined Member is obligated to deliver during each delivery year one bushel of wheat or soybeans which is of merchantable quality, according to industry standards, to the Company for each applicable Unit held, subject to adjustment as described below, at delivery points designated by the Company. Wheat or soybeans that do not meet applicable standards may either be rejected or accepted with such discounts as may be established by the Company or agents. Deliveries may be made at any time during the Processing Year. Certain Cooperative Association Members have contracted with the Company to act as an agent for handling required deliveries (and will receive funds for that service). In addition, the Company has designated most of its owned and operated elevators as delivery points (approximately 135). The Board of Directors may establish annual "tolerance ranges" allowing a Defined Member the option to deliver more or less wheat or soybeans in any given year. Upon transfer of Units, the remaining obligations under the Agreement must also be assumed by the transferee of the Units. The Agreement may be terminated by an Individual Member effective on August 31 of any year upon written notice of termination. In addition, the Agreement may be terminated following a breach of the Agreement by either party, upon thirty days' written notice from the party not in breach. The Agreement may be terminated by the Company upon sale, liquidation, dissolution or winding up of the applicable Defined Business Unit in accordance with the Company's By-Laws.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
  SECURITIES LITIGATION REFORM ACT OF 1995

     The information in this Annual Report on Form 10-K for the year ended August 31, 2000, includes forward-looking statements with respect to the Company. Risks and uncertainties could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: supply and demand forces, price risks, business competition and competitive trends, taxation of cooperatives and dependence on certain customers. The risks and uncertainties are further described in Exhibit 99.1, and other risks or uncertainties may be described from time to time in the Company's future filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company owns or leases energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.

ENERGY
     Facilities include the following, all of which are owned except where indicated as leased:

Refinery                          Laurel, Montana

Propane Plants                    27 locations in Iowa, Idaho, Minnesota, North
                                       Dakota, Oregon, South Dakota, Wisconsin, and Wyoming

Propane Terminals                 3 locations in Minnesota, North Dakota and
                                       Wisconsin

Transportation Terminals/         10 locations in Iowa, Minnesota, Montana,
 Repair Facilities                     North Dakota, South Dakota, Washington
                                       and Wisconsin, 2 of which are leased

Petroleum & Asphalt               11 locations in Kansas, Montana, North Dakota,
 Terminals/Storage                     Washington Facilities and Wisconsin

Pump Stations                     10 locations in Montana and North Dakota

Pipelines
 Cenex Pipeline, LLC              Laurel, Montana to Fargo, North Dakota
 Front Range Pipeline, LLC        Canadian Border to Laurel, Montana

Convenience Stores/Gas Stations   37 locations in Iowa, Minnesota, Montana,
                                       South Dakota and Wyoming

Lube Plants/Warehouses            2 locations in Minnesota and Ohio

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

------------------
(1)  Owned

(2)  Leased

OILSEED PROCESSING AND REFINING
     The Oilseed Processing and Refining Defined Business Unit owns one facility in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant and a quality control laboratory.

WHEAT MILLING
     The Wheat Milling Defined Business Unit owns or leases flour milling facilities at the following locations:

                             Rush City, Minnesota(1)
                             Huron, Ohio(2)
                             Kenosha, Wisconsin(1)
                             Houston, Texas(1)
                             Mount Pocono, Pennsylvania(1)
                             Fairmount, North Dakota(1)

------------------
(1)  Owned

(2)  Owned equipment, leased land and facilities

SPARTA FOODS
     Sparta Foods leases manufacturing facilities located in New Brighton, Minnesota and Phoenix, Arizona.

AGRI SERVICES CENTERS
     The Company owns 317 Agri Service Centers (of which some of the facilities are on leased land) located in Minnesota, Nebraska, North Dakota, South Dakota, Montana, Washington, Oregon, Idaho, Iowa and Colorado.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     No equity securities were sold by the Registrant during the year ended August 31, 2000 that were not registered under the Securities Act of 1933, as amended.

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


                       SUMMARY CONSOLIDATED FINANCIAL DATA

                                       YEARS ENDED AUGUST 31,    THREE MONTHS ENDED              YEARS ENDED MAY 31,
                                      ------------------------       AUGUST 31,       -----------------------------------------
                                         2000          1999            1998              1998           1997            1996
                                      ----------    ----------  -------------------   ----------     ----------     -----------
                                                                     (DOLLARS IN THOUSANDS)
Income Statement Data:
  Revenues:
  Grain and oilseed ..............    $3,624,984    $3,309,310       $  810,723       $4,629,553     $6,036,503     $ 7,127,223
  Energy .........................     2,903,878     1,345,772          343,747        1,858,069      1,676,842       1,402,314
  Agronomy .......................       768,449       593,927           91,231          696,441        683,429         560,032
  Feed and farm supplies .........       585,145       547,732          126,907          546,063        531,177         451,882
  Processed grain and
   oilseed .......................       553,349       531,877          145,645          615,049        730,101         819,864
                                      ----------    ----------       ----------       ----------     ----------     -----------
                                       8,435,805     6,328,618        1,518,253        8,345,175      9,658,052      10,361,315
  Patronage dividends ............         5,494         5,876            5,111           70,387         71,070          47,170
  Other revenues .................       130,122       100,031           19,271           98,520         85,390          81,980
                                      ----------    ----------       ----------       ----------     ----------     -----------
                                       8,571,421     6,434,525        1,542,635        8,514,082      9,814,512      10,490,465
                                      ----------    ----------       ----------       ----------     ----------     -----------
Cost and expenses:
  Cost of goods sold .............     8,237,995     6,140,580        1,473,243        8,149,605      9,475,682      10,185,544
  Marketing, general, and
   administrative ................       160,046       148,510           34,998          126,061        126,297         130,274
  Interest .......................        57,566        42,438           12,311           34,620         33,368          46,450
  Minority interests .............        24,546        10,017            3,252            6,880          7,984            (147)
                                      ----------    ----------       ----------       ----------     ----------     -----------
                                       8,480,153     6,341,545        1,523,804        8,317,166      9,643,331      10,362,121
                                      ----------    ----------       ----------       ----------     ----------     -----------
Income before income taxes .......        91,268        92,980           18,831          196,916        171,181         128,344
Income taxes .....................         3,880         6,980            2,895           19,615         19,280          13,139
                                      ----------    ----------       ----------       ----------     ----------     -----------
Net income .......................    $   87,388    $   86,000       $   15,936       $  177,301     $  151,901     $   115,205
                                      ==========    ==========       ==========       ==========     ==========     ===========
Balance Sheet Data (at end
 of period):
  Working capital ................    $  214,223    $  219,045       $  284,452       $  235,721     $  219,395     $   220,581
  Net property, plant and
   equipment .....................     1,034,768       968,333          915,770          868,073        798,757         713,643
  Total assets ...................     3,172,680     2,787,664        2,469,103        2,436,515      2,422,564       2,484,006
  Long-term debt, including
   current maturities ............       510,500       482,666          456,840          378,408        335,737         315,985
  Total equities .................     1,164,426     1,117,636        1,065,877        1,029,973        944,798         849,702

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

                                       YEARS ENDED AUGUST 31,      THREE MONTHS ENDED              YEARS ENDED MAY 31,
                                      -------------------------        AUGUST 31,       ----------------------------------------
                                         2000            1999             1998             1998           1997           1996
                                      ----------     ----------    ------------------   ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Income Statement Data:
  Revenues:
  Processed oilseed sales ........    $  325,219     $  358,042        $   98,919       $  410,386     $  441,738     $  399,271
  Other revenues and (costs) .....           160             30             1,115            1,746         (1,660)         1,436
                                      ----------     ----------        ----------       ----------     ----------     ----------
                                         325,379        358,072           100,034          412,132        440,078        400,707
                                      ----------     ----------        ----------       ----------     ----------     ----------
Costs and expenses:
  Cost of goods sold .............       300,225        338,386            95,304          379,272        405,791        371,425
  Marketing, general and
   administrative ................         5,131          5,095             1,257            4,730          4,342          4,545
  Interest .......................            18            557               251              380            322            151
                                      ----------     ----------        ----------       ----------     ----------     ----------
                                         305,374        344,038            96,812          384,382        410,455        376,121
                                      ----------     ----------        ----------       ----------     ----------     ----------
Income before income taxes .......        20,005         14,034             3,222           27,750         29,623         24,586
Income taxes .....................         1,330            800               525            1,825          2,100          1,600
                                      ----------     ----------        ----------       ----------     ----------     ----------
Net income .......................    $   18,675     $   13,234        $    2,697       $   25,925     $   27,523     $   22,986
                                      ==========     ==========        ==========       ==========     ==========     ==========
Operating Data:
  Quantities processed
  Soybeans (bu.) .................        39,405         36,759             9,467           32,626         32,232         30,466
  Crude oil (lb.) ................     1,058,739      1,024,900           226,024          953,359        960,407        920,492
Production:
  Meal (tons) ....................           904            841               217              754            742            728
  Flour (tons) ...................            39             33                10               32             36             40
  Refined oil (lbs.) .............     1,055,535        996,176           219,918          948,797        957,398        858,240
Balance Sheet Data (at end
 of period):
  Working capital ................    $   24,583     $   22,193        $   22,881       $   23,111     $   20,306     $   28,620
  Net property, plant and
   equipment .....................        40,270         39,001            35,596           34,953         33,085         24,771
  Total assets ...................        95,748         80,735            82,868           91,482         92,416         74,113
  Total equity ...................        64,853         61,194            58,477           58,064         53,391         53,391
Other Data(1):
  Pretax income ..................    $   20,005     $   14,034        $    3,222       $   27,750     $   29,623     $   24,586
  Earnings from purchased
   oil ...........................        (5,103)        (2,907)              (58)          (3,265)        (7,015)        (3,558)
  Non-patronage joint
   venture income ................          (153)                            (976)            (738)          (615)        (1,354)
  Book to tax differences ........           147             13              (121)            (384)         2,210            (71)
                                      ----------     ----------        ----------       ----------     ----------     ----------
Tax basis soybean income .........    $   14,896     $   11,140        $    2,067       $   23,363     $   24,203     $   19,603
                                      ==========     ==========        ==========       ==========     ==========     ==========
  Bushels processed ..............        39,405         36,759             9,467           32,626         32,232         30,466
  Income per bushel ..............    $     0.38     $     0.30        $     0.22       $     0.72     $     0.75     $     0.64

                                                                         YEAR ENDED
                                                                      AUGUST 31, 2000
                                                                      ---------------
          Equity Participation Units delivered (bushels) .........         1,046
          Patronage rate .........................................       $  0.38
                                                                         -------
          Income to holders ......................................       $   395
                                                                         =======

------------------
(1) Because patronage dividends attributable to the Units are allocated based on the number of bushels of soybeans delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Oilseed Processing and Refining Defined Business Unit.

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

                                      YEARS ENDED AUGUST 31,    THREE MONTHS ENDED            YEARS ENDED MAY 31,
                                      -----------------------       AUGUST 31,        ------------------------------------
                                         2000          1999           1998              1998         1997          1996
                                      ---------     ---------   ------------------    ---------    ---------     ---------
                                                       (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Income Statement Data:
  Revenues:
  Processed grain sales ..........    $ 219,333     $ 174,133       $  46,914         $ 205,282    $ 199,079     $ 173,316
  Other revenues .................                                                        1,820
                                      ---------     ---------       ---------         ---------    ---------     ---------
                                        219,333       174,133          46,914           207,102      199,079       173,316
                                      ---------     ---------       ---------         ---------    ---------     ---------
Cost and expenses:
  Cost of goods sold .............      206,710       170,510          43,733           189,614      181,566       161,293
  Marketing, general and
   administrative ................       13,146        10,610           2,071             8,072        6,749         4,472
  Interest .......................        6,876         5,184             843             3,122        5,230         4,458
  Other ..........................          170           826                               162        2,000
                                      ---------     ---------       ---------         ---------    ---------     ---------
                                        226,902       187,130          46,647           200,970      195,545       170,223
                                      ---------     ---------       ---------         ---------    ---------     ---------
(Loss) income before income
 taxes ...........................       (7,569)      (12,997)            267             6,132        3,534         3,093
Income taxes (benefit) ...........         (965)       (1,125)             25               475          300           200
                                      ---------     ---------       ---------         ---------    ---------     ---------
Net (loss) income ................    $  (6,604)    $ (11,872)      $     242         $   5,657    $   3,234     $   2,893
                                      =========     =========       =========         =========    =========     =========
Operating Data:
  Wheat used (bu.) durum .........       12,683        15,863           4,453            19,307       21,372        19,376
  Spring .........................       19,296        11,144           2,251             8,891        6,732         3,013
  Winter .........................       12,636         9,368           1,453             3,165
Shipments (cwt):
  Semolina/flour .................        6,313         9,258           2,351            10,505       11,168        10,085
  Baking flour ...................       14,170         7,671           1,389             4,270        2,599           634
Balance Sheet Data (at end
 of period):
  Working capital ................    $ (30,672)    $ (25,112)      $  (1,361)        $  12,787    $  (1,939)    $   3,338
  Net property and
   equipment .....................      128,151       110,547          97,428            85,627       69,130        59,233
  Total assets ...................      189,856       165,471         162,461           146,311      120,918       125,322
  Long-term debt, including
   current maturities ............       47,510        38,515          48,520            51,209       61,214        54,000
  Total equity ...................       65,727        66,340          68,033            67,958       27,797        27,797
Other Data(1):
  Pretax (loss) income ...........    $  (7,569)    $ (12,997)      $     267         $   6,132    $   3,534     $   3,093
  Book to tax differences ........        1,646         2,249             103               690        2,376           (85)
                                      ---------     ---------       ---------         ---------    ---------     ---------
Tax basis (loss) income ..........    $  (5,923)    $ (10,748)      $     370         $   6,822    $   5,910     $   3,008
                                      =========     =========       =========         =========    =========     =========
Bushels milled ...................       44,615        36,375           8,156            31,363       28,104        22,390
(Loss) income per bushel .........    $   (0.13)    $   (0.30)      $    0.05         $    0.22    $    0.21     $    0.13

                                                                               YEAR ENDED
                                                                             AUGUST 31, 2000
                                                                             ---------------
          Equity Participation Units (bushels) ..........................         4,623
          Patronage rate ................................................       $ (0.13)
                                                                                -------
          Loss to holders to be carried forward against future income ...       $  (614)
                                                                                =======

------------------
(1) Because patronage dividends attributable to the Units are allocated based on the number of bushels of wheat committed for delivery, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Wheat Milling Defined Business Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                              CONSOLIDATED COMPANY

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company). The combination constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     Prior to the Combination, Cenex's year end was September 30 and Harvest States Cooperatives' year end was May 31. Subsequent to the Combination, the Company changed its fiscal year end to August 31. The following management discussion and analysis includes the consolidated statements of operations and cash flows for the year ended May 31, 1998, which reflect the results of operations and cash flows of Harvest States Cooperatives for the year then ended combined with the results of operations and cash flows of Cenex for the year ended September 30, 1997. The consolidated results of operations of Cenex for the eight months ended May 31, 1998 have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

     On September 1, 1999, National Cooperative Refinery Association (NCRA) and Farmland Industries, Inc. (Farmland) formed Cooperative Refining, LLC (CRLLC), which was established to operate and manage the refineries and related pipelines and terminals of NCRA and Farmland. NCRA and Farmland contributed inventories of $73.8 million and $54.4 million, respectively, in exchange for their ownership interests. Effective August 30, 2000, NCRA gave notice of its intent to terminate and dissolve CRLLC, in accordance with the provisions of the agreements, effective no later than September 1, 2001.

     Effective January 1, 2000, Cenex Harvest States, Farmland and Land O'Lakes created Agriliance, LLC (Agriliance), a distributor of crop nutrients, crop protections products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of Cenex Harvest States, Farmland and Land O'Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations. In March 2000, the Company sold 1.455% of its economic interest in Agriliance, resulting in a gain of approximately $7.4 million. In July 2000, the Company exchanged its ownership in the Cenex/Land O' Lakes Agronomy Company and in Agro Distribution, LLC with a total investment of $64.7 million at July 31, 2000 for a 25% equity interest in Agriliance. Agriliance is also owned by Farmland (25%) and Land O' Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC (United Country Brands), a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange. In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance then purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payables.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Company's consolidated net income of $87.4 million for the year ended August 31, 2000 represents a $1.4 million (2%) increase compared to the year ended August 31, 1999. This increase in profitability was primarily attributable to the Company's consumer products packaging joint venture and processed grain and agronomy operations. These increases were partially offset by decreases in the energy and grain marketing operations, primarily attributable to lower energy and grain margins.

     Consolidated net sales of $8.4 billion for the year ended August 31, 2000 represents a $2.1 billion (33%) increase compared to the year ended August 31, 1999.

     Grain and oilseed sales of $3.6 billion for the year ended August 31, 2000 represents a $315.7 million (10%) increase compared to the year ended August 31, 1999. This increase was primarily due to an increase in grain volumes of approximately 6% and an increase of $0.09 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the prior year.

     Energy sales of $2.9 billion increased $1.6 billion (116%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. This increase was primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in NCRA, which in turn owns 58% of the refining joint venture CRLLC, consolidates the sales of CRLLC. In addition, the average sales price of refined fuels and propane increased $0.30 and $0.15 per gallon, respectively, which were partially offset by a 2% and 11% decrease in volume, respectively.

     Agronomy sales of $768.4 million increased $174.5 million (29%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. Crop protection sales increased 25% in 2000 compared to 1999 primarily due to increased volumes from new acquisitions. In addition, a crop nutrients volume increase of 41% was partially offset by a decrease in the average selling price of $14.88 per ton compared to the prior year. Effective January 1, 2000, the Company exchanged its agronomy operations for a 25% equity ownership in Agriliance, (owned indirectly through United Country Brands). As of July 31, 2000, the Company recorded results of its 25% ownership in Agriliance on the equity method.

     Feed and farm supply sales of $585.1 million increased $37.4 million (7%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. The growth in sales was primarily attributable to increased volumes from new acquisitions and market share growth and price increases primarily in agronomy and energy products.

     Processed grain and oilseed sales of $553.3 million increased $21.5 million (4%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. This increase was primarily attributable to 21% growth in sales volume and a price increase of $0.21 per hundredweight in milled wheat products. These increases were partially offset by a decrease in oilseed sales. A reduction in the sales price for refined oilseed of approximately $0.06 per pound was partially offset by an increase of approximately $17 per ton for processed soybean products, an 8% increase in sales volume for processed products, and a 4% increase in sales volume for refined oilseed during the year ended August 31, 2000 compared to the prior year.

     Other revenues of $130.1 million increased $30.1 million (30%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. The Company's share of income from joint ventures in its consumer products packaging and grain marketing joint ventures increased by $12.2 million and $1.3 million, respectively, during the year ended August 31, 2000 compared to the prior year. Service and other revenues increased $12.2 million, primarily at the Company's farm marketing and supply facilities, compared to the prior year. In addition, in March 2000, the Company recorded a gain of $7.4 million from Land O'Lakes, Inc. (Land O'Lakes) for the sale of 1.455% of the Company's economic interest in Agriliance, LLC. These increases were partially offset by losses of $3.0 million from agronomy joint ventures compared to the prior year.

     Cost of goods sold of approximately $8.2 billion increased $2.1 billion (34%) during the year ended August 31, 2000 compared to the year ended August 31, 1999. The increase was primarily attributable to the impact of the consolidation of CRLLC, which was discussed in the sales section of this analysis, as well as an increase in the purchase price of energy crude oil. During the year ended August 31, 2000, the average cost of refined fuels and propane increased by $0.31 and $0.15 per gallon, respectively. Also, during the year ended August 31, 2000, agronomy cost of goods increased by 29% compared to 1999, primarily due to increased volume from new acquisitions. The cost of all grains and oilseed procured by the Company through its grain marketing and country elevator operations increased by 9%, primarily due to a 6% increase in volume, which was partially offset by a decrease in the cost of grain of $0.09 per bushel compared to year ended 1999. Processed grain and oilseed operations experienced a slight increase in cost of goods compared to the year ended 1999. An increase in wheat milling and processed oilseed expenses, primarily due to volumes processed, was partially offset by a reduced average cost of processed oilseed, compared to the year ended 1999.

     Marketing, general and administrative expenses of $160.0 million for the year ended August 31, 2000 increased by $11.5 million (8%) compared to the year ended 1999. This increase was primarily related to additional locations and expansion of many of the Company's business segments, which was partially offset by expense synergies realized during 2000.

     Interest expense of $57.6 million for the year ended August 31, 2000 increased by $15.1 million (36%) compared to the year ended 1999. During 2000, the average seasonal borrowings increased primarily as a result of higher working capital needs and long-term borrowings, which reflected financial activities related to the acquisition of property, plant and equipment.

     Minority interests of $24.5 million for the year ended August 31, 2000 increased by $14.5 million (145%) compared to the year ended 1999. Substantially all minority interests were related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority owned subsidiaries compared to the same period of a year ago.

     Income tax expense of $3.9 million and $7.0 million for the years ended August 31, 2000 and 1999, respectively, resulted in effective tax rates of 4.3% and 7.5%. The decreased 2000 effective tax rate was reflective of nonpatronage losses in agronomy operations.

     COMPARISON OF THE YEAR ENDED AUGUST 31, 1999 WITH THE YEAR ENDED MAY 31,
       1998
     The Company's consolidated net income of $86.0 million for the year ended August 31, 1999 represents a $91.3 million (51%) decrease from the year ended May 31, 1998. This decrease was partially attributable to the absence of crop nutrients patronage refund of which approximately $57.4 million was received from the Company's primary supplier of crop nutrients during the year ended May 31, 1998. In addition, depressed gross margins in the Company's food processing and energy operations also contributed to the decrease in net income.

     Consolidated net sales of $6.3 billion for the year ended August 31, 1999 decreased approximately $2.0 billion (24%) compared to the year ended May 31, 1998.

     Grain and oilseed sales of $3.3 billion decreased $1.3 billion (29%) during the year ended August 31, 1999 when compared to the year ended May 31, 1998. Although grain volumes declined 22.2 million bushels, the primary cause for the decreased sales was a decline in the average sales price of all grain and oilseeds marketed by the Company of $1.15 per bushel.

     Energy sales of $1.3 billion decreased $0.5 billion (28%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. Refined fuels sales volumes decreased slightly in 1999 compared to 1998, and contributing to the overall energy sales decline was the refined fuels reduced average sales price of $0.18 per gallon.

     Agronomy sales of $593.9 million decreased $102.5 million (15%) during the year ended August 31, 1999 as compared to the year ended May 31, 1998. Crop nutrient sales volumes decreased slightly in 1999 compared to 1998, and contributing to the overall agronomy sales decline was crop nutrients reduced average sales price of $36 per ton.

     Feed and farm supplies sales of $547.7 million during the year ended August 31, 1999 were essentially unchanged in total when compared to the year ended May 31, 1998. Although there was a decrease in sales related to agronomy products due to decreased volume and price, this was offset by an increase in sales for feed, seed and energy products.

     Processed grain and oilseed sales of $531.9 million decreased $83.2 million (14%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. This decrease was primarily attributable to a reduction in sales price for processed soybean products, primarily soymeal, of approximately $76 per ton, in addition to a reduction of the average sales price of $2.89 per hundredweight for milled wheat products partially offset by a 3.1 million hundredweight volume increase.

     Patronage dividends received of $5.9 million decreased $64.5 million (92%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. During the year ended May 31, 1998, a patronage dividend in the amount of $57.4 million was received from the Company's primary crop nutrient supplier. During the year ended August 31, 1999, the Company did not receive a patronage dividend from this supplier.

     Other revenues of $100.0 million for the year ended August 31, 1999 were essentially unchanged from the year ended May 31, 1998. The most significant change within other revenues was from the Company's share of income from joint ventures. Income from the Company's food packaging joint venture, grain marketing joint ventures and the newly formed agronomy joint ventures increased by $5.1 million and $2.3 million, and decreased by $4.3 million, respectively for the year ended August 31, 1999 as compared to the year ended May 31, 1998. This net increase in joint ventures income was offset by a decline in other miscellaneous revenues.

     Cost of goods sold of $6.1 billion decreased $2.0 billion (25%) during the year ended August 31, 1999 compared to the year ended May 31, 1998. During the year ended August 31, 1999, the average cost per bushel of all grains and oilseed procured by the Company through its grain marketing and country elevator system decreased $1.15 per bushel and the average cost of refined fuels decreased $0.17 per gallon as compared to the year ended May 31, 1998. Also during the year ended August 31, 1999 crop nutrient volumes decreased 103,000 tons as compared to the year ended May 31, 1998. In the Company's food processing operations, the average cost per bushel of wheat and soybeans declined $1.45 and $1.94 per bushel, respectively.

     Marketing, general and administrative expenses of $148.5 million for the year ended August 31, 1999 increased $22.4 million (18%) compared to the year ended May 31, 1998. This increase was primarily related to additional locations and expansion of many of the Company's business segments.

     Interest expense of $42.4 million for the year ended August 31, 1999 increased $7.8 million (23%) compared to the year ended May 31, 1998. The average seasonal borrowings during 1999 increased primarily as a result of higher working capital needs and long-term borrowings, which reflected finance activities related to the acquisition of property, plant and equipment.

     Minority interests in operations of $10.0 million for the year ended August 31, 1999 increased $3.1 million (46%) compared to the year ended May 31, 1998. Substantially all of the minority interest was in NCRA. The Company owns approximately 75% of NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority owned subsidiaries.

     Income tax expense of $7.0 million and $19.6 million for the years ended August 31, 1999 and May 31, 1998 resulted in effective tax rates of 7.5% and 10.0%, respectively. The reduced effective tax rate for the year ended August 31, 1999 was primarily reflective of reduced nonpatronage earnings as a percentage of total pretax earnings.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 WITH THE THREE MONTHS
       ENDED AUGUST 31, 1997
     The Company's consolidated net income for the three months ended August 31, 1998 and 1997 was $15.9 million and $35.2 million, respectively, which represents a $19.3 million (55%) decrease. Relatively low commodity prices had a direct impact on volume at the Company's country elevator and grain exporting facilities and influenced demand for crop protection and plant food products. With reduced volumes in most of the Company's business operations, gross margins were eroded considerably by fixed costs.

     Consolidated net sales of $1.5 billion decreased $0.3 billion (18%) during the three-month period ended August 31, 1998 compared to the same period in 1997. Grain volume of approximately 230.0 million bushels during the three months ended August 31, 1998 declined 27.0 million bushels compared to the same period in 1997. In addition to decreased volumes, the average sales price for all grains and oilseeds marketed by the Company declined by $0.41 per bushel. Total grain and oilseed sales decreased $219.3 million (21%) as a result of these two factors.

     While the gallon sales of refined fuels increased slightly during the three-month period ended August 31, 1998 compared with the same period in 1997, a reduced average sales price of $0.18 per gallon resulted in a decline in sales of $71.2 million (17%) for energy products during the 1998 period compared with 1997.

     Agronomy sales declined $47.4 million (34%) during the three months ended August 31, 1998 compared to the same period in 1997, resulting in a 12% decrease in crop nutrient volumes, and 10% decrease in the average per ton sales price of such products.

     Feed and farm supplies sales remained essentially unchanged between the two periods, although sales during the 1998 period represented a decline in sales relationship to actual retail capacity due to the addition of several retail locations since the end of the 1997 period.

     Processed grain and oilseed sales increased $14.9 million (11%) during the three months ended August 31, 1998 compared to the same period in 1997. This change was primarily attributable to increased volume within the Company's Oilseed Processing and Refining Defined Business Unit, where soymeal sales volume increased from approximately 105,000 tons during the three months ended August 31, 1997, to approximately 215,000 tons during the same period in 1998. During the three months ended August 31, 1997, the oilseed crushing plant was closed for 41 days to allow for the installation of equipment. During the 1998 period, this crushing plant operated at its normal capacity.

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

     Cost of goods sold of $1.5 billion decreased $0.3 billion (17%) during the three months ended August 31, 1998 compared to the same period in 1997. Reduced volumes and raw material costs in most of the Company's business activities, as discussed in the sales section of this analysis, produced most of this reduction in costs. Although the commodity and other raw material costs which are a component of costs of goods sold changed in relative proportion to sales dollars, fixed operating costs remain constant regardless of volume and price activity. This factor contributed to an erosion in total gross margin of approximately $28.0 million (46%) during the three months ended August 31, 1998 compared with the same period in 1997.

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

     Minority interests in operations for the three-month periods ended August 31, 1998 and 1997 was $3.3 million and $5.5 million, respectively. Substantially all of the minority interest was in NCRA.

     Income tax expense of $2.9 million and $8.9 million for the three-month periods ended August 31, 1998 and 1997, respectively, resulted in effective tax rates of 15.4% and 20.1%. The effective tax rate changes from period to period based upon the portion of nonpatronage business activity compared to total business activity during each period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS
     Operating activities of the Company provided net cash of $128.4 million during the year ended August 31, 2000. Net income of $87.4 million and net noncash income and expenses of $80.1 million were partially offset by increased working capital requirements of approximately $39.1 million.

     Operating activities for the year ended August 31, 1999 used net cash of approximately $21.8 million. Net income of $86.0 million and net noncash income and expenses of $27.2 million were offset by increased working capital requirements of approximately $135.0 million.

     Operating activities for the three months ended August 31, 1998 provided net cash of $123.9 million. Net income of $15.9 million and net noncash income and expenses of $35.3 million and decreased working capital requirements of approximately $72.7 million, provided this net cash from operations.

     Operating activities for the year ended May 31, 1998 provided net cash of approximately $229.6 million. Net income of $177.3 million, net noncash income and expenses of $8.3 million and decreased working capital requirements of approximately $44.0 million, provided this net cash from operations.

     CASH FLOWS FROM INVESTING ACTIVITIES
     For the years ended August 31, 2000 and 1999, and May 31, 1998, the net cash flows used in the Company's investing activities totaled approximately $184.9 million, $170.8 million and $106.8 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $153.8 million, $124.5 million and $145.2 million for the years ended August 31, 2000 and 1999, and May 31, 1998, respectively. For the year ended August 31, 2001 the Company expects to spend approximately $104.3 million for the acquisition of property, plant and equipment.

     Investments for the years ended August 31, 2000 and 1999, and May 31, 1998 totaled $35.3 million, $63.3 million and $3.1 million, respectively.

     Investments during the year ended August 31, 2000 included the purchase of an additional 10% interest in Ventura Foods, LLC, the Company's consumer products and packaging joint venture, for approximately $25.6 million. The Company now has a 50% interest in that joint venture.

     On June 30, 1999, Agro Distribution, LLC and Agronomy Company of Canada, Ltd. (the Entities), both companies owned 50/50 by the Company and Land O'Lakes, purchased approximately 310 agronomy facilities from Terra International, Inc., at a price of approximately $350.0 million. In conjunction with this purchase transaction, the Company invested $51.5 million in the Entities. Financing arrangements of the Entities, to be managed by the Cenex/Land O'Lakes Agronomy Company (of which Cenex Harvest States owned 50%), were without recourse to the Company.

     Acquisitions of intangibles of $26.5 million for the year ended August 31, 2000 resulted primarily from the purchase of Sparta Foods, Inc. and the wholesale propane marketing business of Williams Energy Marketing and Trading Company.

     Distributions to minority owners for the year ended August 31, 2000 and 1999, and May 31, 1998 were $21.1 million, $2.3 million and $1.9 million, respectively, and were primarily related to NCRA. For the year ended August 31, 2000, NCRA's distributions also included the distributions made by CRLLC.

     Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of approximately $7.7 million, $6.8 million and $21.9 million for the years ended August 31, 2000 and 1999, and May 31, 1998, respectively. Also partially offsetting cash usage were distributions received from joint ventures and investments totaling $43.9 million, $11.2 million and $29.9 million for the years ended August 31, 2000 and 1999, and May 31, 1998, respectively.

     Investing activities of the Company used net cash of $43.7 million during the three-month period ended August 31, 1998. Expenditures for the acquisition of property, plant and equipment of $41.2 million were the major uses of cash during the period.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In June 1998, the Company established a 364-day credit facility of $400.0 million committed. In May 2000, the Company renewed and expanded this facility to $500.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which was committed. On August 31, 2000, 1999 and 1998, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $217.9 million, $197.0 million and $0.5 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On August 31, 2000 the Company had an outstanding balance of $45.0 million categorized as long-term debt. This outstanding balance was drawn during the third quarter of the year ended August 31, 2000 to finance the purchase of an additional 10% interest in Ventura Foods, LLC, as previously discussed, and other capital expenditures.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company repaid certain of its existing debt and established a new long-term credit agreement, through the banks for cooperatives, in which the term balance outstanding as of May 31, 1998 was repaid and partially refinanced through the new agreement. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through the fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $157.4 million, $164.0 million and $134.0 million on August 31, 2000, 1999 and 1998, respectively. Repayments of approximately $6.6 million were made on this facility during the year ended August 31, 2000.

     Also in June 1998, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225.0 million, with repayments beginning in the year 2008 and ending in the year 2013.

     During the year ended August 31, 1999, the Company, through NCRA, borrowed an additional $10.0 million with equal annual repayments through the year 2009.

     On August 31, 2000, the Company had total long-term debt outstanding of $510.5 million, of which approximately $259.7 million was bank financing, $225.0 was private placement proceeds and $25.8 million was industrial development revenue bonds, capitalized leases and other notes and contracts payable.

     During the years ended August 31, 2000 and 1999, and May 31, 1998, the Company borrowed on a long-term basis $49.9 million, $40.0 million and $83.9 million, respectively, and during the same periods repaid long-term debt of $22.5 million, $14.6 million and $42.2 million, respectively. During the three-month period ended August 31, 1998 the Company borrowed on a long-term basis $359.1 million and repaid long-term debt of $317.2 million.

     In accordance with the By-Laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts reportable for federal income tax purposes as adjusted in accordance with the By-Laws. The patronage earnings from the fiscal year ended August 31,1999 were distributed during the second quarter of the fiscal year ended August 31, 2000. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings, was approximately $17.9 million. During the years ended August 31, 1999 and May 31, 1998 the Company paid out cash patronage of approximately $43.8 million and $35.9 million, respectively, which represented 80% cash patronage for Equity Participation Units and 30% cash patronage for other patronage earnings in both years.

     Cash patronage for the year ended August 31, 2000, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings, to be distributed in fiscal year 2001, is expected to be approximately $26.2 million and is classified as a current liability on the August 31, 2000 balance sheet.

     For the years ended August 31, 2000 and 1999 and May 31, 1998, the Company redeemed patronage related equities in accordance with authorization from the Board of Directors in the amounts of approximately $28.7 million, $23.8 million and $36.9 million, respectively. During the three-month period ended August 31, 1998, the Company redeemed patronage related equities of approximately $4.4 million.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death who were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 2000, to be distributed in fiscal year 2001, are expected to be approximately $17.5 million and are classified as a current liability on the August 31, 2000 balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, a standard related to the accounting for derivative transactions and hedging activities. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement has been adopted effective September 1, 2000, but is not expected to materially impact the Company's financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company).

     Subsequent to the Combination, the Company changed its fiscal year end to August 31. The management discussion and analysis of the Oilseed Processing & Refining Defined Business Unit which follows, compares the fiscal year ended August 31, 2000 with the year ended August 31, 1999, as well the year ended August 31, 1999 with the year ended May 31, 1998. In addition, the three-month transition period ended August 31, 1998 is compared with the unaudited three-month period ended August 31, 1997.

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of sales, except processing margins.

                               YEARS ENDED AUGUST 31,   THREE MONTHS ENDED            YEARS ENDED MAY 31,
                              -----------------------       AUGUST 31,       ------------------------------------
                                 2000         1999             1998             1998         1997         1996
                              ----------   ----------   ------------------   ----------   ----------   ----------
Gross margin
 percentage ................      7.69%        5.49%            3.65%            7.58%        7.76%        7.33%
Marketing, general and
 administrative ............      1.58%        1.42%            1.27%            1.15%         .98%        1.14%
Interest ...................      0.01%        0.16%            0.25%            0.09%        0.07%        0.04%
Processing margins
 Crushing/bu ...............    $  .21       $  .18           $  .14           $  .57       $  .59       $  .60
 Refining/lb ...............    $.0155       $.0127           $.0099           $.0133       $.0173       $.0154

     Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Defined Business Unit's performance than gross margin percentages.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Oilseed Processing and Refining Defined Business Unit's net income of $18.7 million for the year ended August 31, 2000 represents a $5.4 million increase (41%) compared to the year ended August 31, 1999. This improvement in net income for the year ended August 31, 2000 compared to the year ended August 31, 1999 was a result of an increase in gross margin for refined oil of approximately 3 tenths of a cent per pound, an increase in refined oil volume of approximately 4%, and an increase in processed soybean product volume of approximately 8%, which was partially offset by higher plant expense.

     Net sales of $325.2 million for the year ended August 31, 2000 decreased by $32.8 million (9%) compared to the year ended August 31, 1999. A reduction in the sales price for refined oil of approximately $0.06 per pound was partially offset by an increase of approximately $17 per ton for processed soybean products, an 8% increase in sales volume for processed products, and a 4% increase in sales volume for refined oil during the year ended August 31, 2000 compared to the prior year.

     Other revenues increased approximately $0.1 million during the year ended August 31, 2000 compared to the year ended August 31, 1999. During the year ended August 31, 2000, the Oilseed Processing and Refining Defined Business Unit received approximately $0.2 million from an oilseed joint venture partially offset by a net loss on disposal of property plant and equipment. During the year ended August 31, 1999, the Oilseed Processing and Refining Defined Business recorded a net loss on disposal of property, plant and equipment of approximately $0.2 million, and did not receive any joint venture income during that period.

     Cost of goods sold of $300.2 million for the year ended August 31, 2000 decreased $38.2 million (11%) compared to the year ended August 31, 1999. Reduced cost for crude soybean oil averaging $0.08 per pound, and reduced cost for cost for soybeans $0.17 per bushel, during the year ended August 31, 2000 compared to the year ended August 31, 1999, were partially offset by a 7% increase in crush volume (approximately 2.6 million bushels) and a 2% increase in refining volume (approximately 10.7 million pounds).

     Marketing, general and administrative expenses of $5.1 million for the year ended August 31, 2000 were essentially unchanged compared to the year ended August 31, 1999.

     Interest expense for the year ended August 31, 2000 was minimal, compared with approximately $0.6 million for the year ended August 31, 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products, which resulted in reduced borrowings on average outstanding daily balances.

     Income tax expense of $1.3 million and $0.8 million for the years ended August 31, 2000 and 1999, respectively, resulted in effective tax rates of 6.6% and 5.7%, respectively. The effective tax rate changes from period to period based upon the portion of nonpatronage business activity compared to total business activity during each period.

     COMPARISON OF THE YEAR ENDED AUGUST 31, 1999 WITH THE YEAR ENDED MAY 31,
       1998
     The Oilseed Processing and Refining Defined Business Unit's net income of $13.2 million for the year ended August 31, 1999 represents a $12.7 million decrease (49%) compared to the year ended May 31, 1998. This decrease is primarily attributable to reduced gross margins for soymeal and other processed soybean products. The average gross margin for such products declined approximately $15.60 per ton during the year ended August 31, 1999, compared to the gross margin per ton generated on those products during the year ended May 31, 1998.

     Net sales of $358.0 million for the year ended August 31, 1999 decreased by $52.3 million (13%) compared to the year ended May 31, 1998. A reduction in the sales price for processed soybean products, primarily soymeal, of approximately $76.00 per ton and a decline of about $0.02 a pound for refined oil, partially offset by an 11% increase in sales volume for processed soybean products and a 7% increase in refined oil volume produced this change in sales dollars.

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

     Income tax expense of $0.8 million and $1.8 million for the years ended August 31, 1999 and May 31, 1998 respectively, resulted in effective tax rates of 5.7% and 6.6%, respectively. The effective tax rate changes from period to period based upon the portion of nonpatronage business activity compared to total business activity during each period.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
     The Oilseed Processing and Refining Defined Business Unit's net income of $2.7 million for the three months ended August 31, 1998 represents a $0.5 million decrease (15%) compared to the same period in 1997. This decrease is primarily attributable to lower gross margins for refined oil. The average gross margin per pound on refined oil generated by the Oilseed Processing and Refining Defined Business Unit during the three months ended August 31, 1998 declined 33% compared to the margin for the same three-month period in 1997. The impact of the reduction in profitability was partially offset by increased sales volume of soymeal, at an average gross margin 40% higher per ton than that of the 1997 period.

     Net sales of $98.9 million for the three-month period ended August 31, 1998 increased by $12.6 million (15%) compared to the same period in 1997. During the three months ended August 31, 1997, the crushing portion of the plant was shut down for 41 days to allow for the installation of new equipment. As a result, soymeal and soyflour sales activity was reduced to approximately 110,000 tons during the 1997 three-month period, compared with almost 230,000 tons during the 1998 three-month period. While increased processing volume increased sales dollars, a significant decline of approximately $110 a ton in the sales price partially offset the volume variance. Together, these factors increased sales approximately $6.0 million. For the refined oil portion of the business, volumes were approximately the same in each of the three-month periods, while an increase in the per pound price of refined soybean oil increased sales approximately $6.6 million.

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

     Income tax expense of $0.5 million and $0.7 million for the three months ended August 31, 1998 and 1997 respectively, resulted in effective tax rates of 16.3% and 17.6%, respectively. The effective tax rate changes from period to period based upon the portion of nonpatronage business activity compared to total business activity during each period.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the years ended August 31, 2000 and 1999, and May 31, 1998, provided net cash of $12.6 million, $22.0 million, and $27.2 million, respectively. For the year ended August 31, 2000, net income of $18.7 million, noncash revenues and expenses of approximately $2.6 million were partially offset by an increase in working capital requirements of approximately $8.7 million. For the year ended August 31, 1999, net income of $13.2 million, noncash revenues and expenses of approximately

$2.5 million, and decreased working requirements of approximately $6.3 million provided this net cash from operating activities. For the year ended May 31, 1998, net income of $25.9 million and noncash revenues and expenses of approximately $1.4 million were partially offset by increased working capital requirements of approximately $0.1 million.

     Operating activities for the three-month periods ended August 31, 1998 and 1997, respectively, provided net cash of $11.3 million and $21.2 million due to net income of $2.7 million and $3.2 million, respectively, noncash revenues and expenses of $0.6 million in 1998 and decreased working capital requirements of approximately $8.0 million and $18.0 million during the periods ended in 1998 and 1997, respectively.

     CASH FLOWS USED FOR INVESTING ACTIVITIES
     The Oilseed Processing and Refining Defined Business Unit used net cash of approximately $3.9 million and $5.9 million during the years ended August 31, 2000 and 1999, respectively, primarily for the acquisition of property, plant and equipment. During the year ended May 31, 1998, the Oilseed Processing and Refining Defined Business Unit received cash of approximately $10.7 million from the sale of soybean processing equipment and entered into a leaseback transaction for that equipment. During that same period, the Oilseed Processing and Refining Defined Business Unit expended approximately $14.0 million for the purchase of property, plant and equipment. For the year ended August 31, 2001, the Oilseed Processing and Refining Defined Business Unit expects to spend approximately $7.0 million for the acquisition of property, plant and equipment.

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

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Oilseed Processing and Refining Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks, and the cash requirements of all other Company operations.

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

     With respect to earnings for the year ended August 31, 2000, total income from the Oilseed Processing and Refining Defined Business Unit will be withdrawn by the Company from the Oilseed Processing and Refining Defined Business Unit except to the extent that patronage dividends are not paid in cash and are instead retained in the Oilseed Processing and Refining Defined Business Unit as equity. Such dividends retained as equity from the Equity Participation Unit share of earnings, which equals 25% of the total patronage refund to such patron's share of earnings, totaled approximately $0.1 million and will be matched with equity on behalf of the Company's open membership in proportion to non-Equity Participation Unit bushels processed totaling approximately $3.6 million.

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15.9 million on August 31, 2000 compared with $9.5 million on August 31, 1999. On August 31, 1998, the Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15.1 million. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective years.

                       WHEAT MILLING DEFINED BUSINESS UNIT

     Pursuant to a Plan of Combination dated May 29, 1998 (the Plan of Combination), CENEX, Inc. (Cenex) and Harvest States Cooperatives combined through merger on June 1, 1998 (the Combination) and Harvest States Cooperatives became the surviving corporation. In accordance with the Plan of Combination, the Articles of Incorporation and By-Laws of Harvest States Cooperatives were restated and the name was changed to Cenex Harvest States Cooperatives (Cenex Harvest States or the Company).

     Subsequent to the Combination, the Company changed its fiscal year end to August 31. The management discussion and analysis of the Wheat Milling Defined Business Unit which follows, compares the fiscal year ended August 31, 2000 with the year ended August 31, 1999, as well the year ended August 31, 1999 with the year ended May 31, 1998. In addition, the three-month transition period ended August 31, 1998 is compared with the unaudited three-month period ended August 31, 1997.

     See the Management Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS

     Certain operating information pertaining to the Defined Business Unit is set forth below, as a percentage of sales, except for margins per hundred weight (Margins/cwt).

                            YEARS ENDED AUGUST 31,    THREE MONTHS ENDED            YEARS ENDED MAY 31,
                            -----------------------       AUGUST 31,       ------------------------------------
                               2000         1999             1998             1998         1997         1996
                            ----------   ----------   ------------------   ----------   ----------   ----------
Gross margin
 percentage .............      5.76%        2.08%            6.78%            7.63%        8.80%        6.94%
Marketing, general and
 administrative .........      5.99%        6.09%            4.41%            3.93%        3.39%        2.58%
Interest ................      3.13%        2.98%            1.80%            1.52%        2.63%        2.57%
Margins/cwt .............     $ .62        $ .21            $ .85            $1.06        $1.27        $1.12

     Because of the volatility of commodity prices, the Company believes that margins per hundred weight (manufacturing margins) are a better measure of the Defined Business Unit's performance than gross margin percentages.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Wheat Milling Defined Business Unit incurred a net loss of approximately $6.6 million for the year ended August 31, 2000 compared to a net loss of approximately $11.9 million for the year ended August 31, 1999, an improvement of approximately $5.3 million (44%). This improvement in operating results is primarily attributable to a $0.41 per hundred weight increase in the average gross margin for primary product and a 21% increase in volume.

     Net sales of $219.3 million for the year ended August 31, 2000 increased approximately $45.2 million (26%) compared to the year ended August 31, 1999. This increase is primarily attributable to a 21% increase in volume, resulting from the operation of the Mount Pocono mill for a full fiscal year compared to a partial year of operations during fiscal 1999, and the acquisition of the Fairmount, North Dakota mill in April of 2000. In addition to the volume increase, the average sales price per hundred weight increased $0.21 per hundred weight during the year ended August 31, 2000 compared to the year ended August 31, 1999.

     Cost of goods sold of $206.7 million for the year ended August 31, 2000 increased approximately $36.2 million (21%) compared to the year ended August 31, 1999. An increase in bushel volume of approximately 8.2 million bushels, purchased at an average price of $0.03 cents per bushel more than the 1999 price, produced an increase of $34.8 million in the raw material component of cost of goods sold. Milling expense, related to this additional volume, increased approximately $1.4 million during the year ended August 31, 2000 compared to the same period ended in 1999.

     Marketing, general and administrative expenses of $13.1 million for the year ended August 31, 2000 increased approximately $2.5 million (24%) compared to the year ended August 31, 1999. This increase is primarily attributable to activities of the Mount Pocono mill, which operated on a limited basis during the 1999 period.

     Interest expense of $6.9 million for the year ended August 31, 2000 increased $1.7 million (33%) compared to the year ended August 31, 1999. Most of this increase is attributable to the capitalized costs for the Mount Pocono mill (total cost of approximately $35.5 million) and the Fairmount mill (total cost of approximately $19.9 million). Interest costs related to the construction of the Mount Pocono mill were capitalized throughout construction until the mill was operational in January, 1999. The Fairmount mill (an established mill) was purchased in April, 2000.

     An income tax benefit of $1.0 million for the year ended August 31, 2000 is based upon an effective tax rate of 12.8 % applied to the pretax loss of approximately $7.6 million. For the year ended August 31, 1999, an income tax benefit of $1.1 million was based upon an effective tax rate 8.7% applied against a pretax loss of approximately $13.0 million. The effective tax rate varies from period to period based upon the percentage of nonpatronage business activity to total business activity.

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

     Net sales of $174.1 million for the year ended August 31, 1999 decreased approximately $31.1 million (15%) compared to the year ended May 31, 1998. A reduction in the average sales price of $2.89 per hundred weight, partially offset by a 3.1 million hundred weight volume increase produced this decline in sales revenue. Increased volume at the Houston mill of 1.5 million hundred weight, increased volume at the Rush City mill of 0.7 million hundred weight, and additional production of 2.9 million hundred weight at the Mount Pocono mill which commenced operations during the 1999 fiscal year offset a significant decline in volume of 1.7 million hundred weight at the Huron mill.

     Cost of goods sold of $170.5 million for the year ended August 31, 1999, decreased $19.1 million (10%) compared to the year ended May 31, 1998. This decrease was created primarily by a $1.45 per bushel decline in the cost of raw material during the year ended August 31, 1999, compared to the year ended May 31, 1998. This price variance was partially offset by an increase in volume of approximately 5.0 million bushels, and by a $5.8 million increase in plant expense, primarily attributable to the Mount Pocono mill which commenced operations in January 1999, the Houston mill which was operating in a startup phase during much of the 1998 period and Rush City, where 1999 volume exceeded 1998 volume by 29%.

     Marketing, general and administrative expenses were $10.6 million for the year ended August 31, 1999, and increased approximately $2.5 million (31%) compared to the year ended May 31, 1998. Approximately $1.5 million of this increase is attributable to a provision for uncollectable accounts receivable. The balance of this increase is primarily attributable to expenses incurred at the Mount Pocono mill, which commenced operations during the 1999 fiscal year.

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

     An income tax benefit of $1.1 million for the year ended August 31, 1999 is based upon an effective tax rate of 8.7% applied to the pretax loss of $13.0 million. For the year ended May 31, 1998, income tax expense of $0.5 million resulted in an effective tax rate of 7.7%. The effective tax rate changes from period to period based upon the portion of nonpatronage business activity compared to total business activity during each period.

     COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
     The Wheat Milling Defined Business Unit's net income of $0.2 million for the three-month period ended August 31, 1998 decreased $1.0 million (81%) compared to the same period in 1997. Commencing in June 1998 and continuing throughout the period, the Defined Business Unit began conversion of a semolina line at the Huron mill to hard wheat bakery flour. This disruption of production resulted in a 35% decline in volume, compared to the same period in 1997. While fixed costs at the facility remained relatively constant with the prior period, revenues net of raw material costs declined significantly. This situation caused operating earnings to decline approximately $1.4 million. This decline in profit contribution from the Huron mill was partially offset by increased volume from the other mills.

     Net sales for the three months ended August 31, 1998 of $46.9 million increased $2.5 million (6%) compared to the same period in 1997. Increased sales volume for all products of approximately 600,000 hundred weight, offset by a $0.76 per hundred weight average reduction in sales price produced this increase in sales dollars. The increased sales volume was primarily through the Houston and Rush City mills, offset by a decline in production at the Huron mill. The Houston mill was in its early startup phase during the 1997 three-month period, while the Rush City mill was not operating in June and early July of 1997 due to a shortage of business. The Huron mill operated at approximately 65% of its normal volume during the three months ended August 31, 1998, as one of the semolina milling lines at that facility was in the process of being converted to hard wheat bakery flour milling capacity.

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

     Marketing, general and administrative expenses were $2.1 million during the three months ended August 31, 1998, an increase of $0.4 million (26%) compared to 1997. This increase was primarily attributable to additional staffing and system expansion costs related to the Houston mill and in anticipation of future volumes from the Mount Pocono mill.

     During the three months ended August 31, 1998, the Wheat Milling Defined Business Unit incurred interest expense of $0.8 million. During the same period of 1997, the Wheat Milling Defined Business Unit generated interest income of approximately $0.3 million on its working capital account with the Company, which is attributable to the capital contribution of $38.8 million made by the Company on June 1, 1997 for the purpose of constructing the Mount Pocono mill. During the three months ended August 31, 1997, the Wheat Milling Defined Business Unit incurred interest expense on its long-term debt of $1.1 million, for a net interest expense during the period of approximately $0.8 million. While the working capital credit balance which generated the prior year's interest income was depleted as construction costs for Mount Pocono mill were paid, resulting interest costs have been capitalized as part of the new mill fixed asset. Consequently, net interest expense for the two periods was essentially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the year ended August 31, 2000 used net cash of approximately $10.0 million. The net loss of $6.6 million and increased working capital requirements of approximately $10.9 million were partially offset by noncash expenses of approximately $7.5 million.

     Operating activities for the years ended August 31, 1999 and May 31, 1998 provided net cash of approximately $2.9 million and $1.5 million, respectively. For the year ended August 31, 1999, the net loss of $11.9 million was offset by noncash expenses of approximately $6.7 million and decreased working capital requirements of approximately $8.1 million. For the year ended May 31, 1998, net income of $5.7 million and noncash expenses of approximately $4.9 million were partially offset by increased working capital requirements of approximately $9.1 million.

     Operating activities for the three months ended August 31, 1998 and 1997 used net cash of $0.9 million and $1.3 million, respectively. For the three-month period ended in 1998, net income of $0.3 million and noncash expenses of $1.3 million were offset by increased working capital requirements of approximately $2.5 million. For the same period ended in 1997, net income of $1.3 million and non cash expenses of $1.2 million were offset by increased working capital requirements of approximately $3.8 million.

     CASH FLOWS USED FOR INVESTING ACTIVITIES
     Cash flows expended for the acquisition of property, plant, and equipment during the years ended August 31, 2000 and 1999, and May 31, 1998, totaled approximately $24.1 million, $18.7 million and $20.3 million, respectively. For the year ended August 31, 2001 the Wheat Milling Defined Business Unit expects to spend approximately $6.8 million for the acquisition of property, plant and equipment.

     During the three-month periods ended August 31, 1998 and 1997, the Wheat Milling Defined Business Unit expended approximately $12.8 million and $2.3 million, respectively, for the acquisition of property, plant and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Wheat Milling Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from all of the Company's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Defined Business Unit has a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks, and the cash requirements of all other Company operations.

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and the availability of funds.

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $68.0 million on August 31, 2000, compared with $48.9 million on August 31, 1999, and $33.2 million on August 31, 1998. Increased working capital requirements during the year ended August 31, 2000 required additional borrowing from the Company. The increase from 1998 to 1999 is primarily due to payments for the Mount Pocono mill capital expenditures, for which the Company had contributed $38.8 million of capital on June 1, 1997.

     The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $47.5 million, $38.5 million, and $48.5 million on August 31, 2000, 1999 and 1998, respectively. This debt, net of subsequent repayments, was incurred for the acquisition, expansion and construction of certain mills within the Wheat Milling Defined Business Unit. During the year ended August 31, 2000, the Defined Business Unit borrowed $19.0 million from the Company, due in April, 2003, for the purchase of the Fairmount, North Dakota mill. During the same period, the Wheat Milling Defined Business Unit made repayments of long-term debt totaling approximately $10.0 million.

     With respect to the net operating loss of the current period, the Company's Board of Directors has resolved that the portion of this loss attributable to the Equity Participation Units be carried forward, as authorized in the Company's By-Laws, against future earnings attributable to the Equity Participation Units. The loss carryforward attributable to the Equity Participation Units from operations for the year ended August 31, 2000 is approximately $0.6 million. Cumulative loss carryforward attributable to the Equity Participation Units at August 31, 2000 is approximately $2.3 million.

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

     Unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed priced contracts are deferred until such future contracts and options are closed. The inventories hedged with these derivatives are valued at lower of cost or market. Open hedge positions and deferred gains and losses for futures and option contracts were not significant as of August 31, 2000, and a change in market price producing additional gain or loss on these derivative contracts would be offset partially or entirely with an offsetting gain or loss on inventories and fixed priced contracts.

     The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates so as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2000 was approximately 7.3%; a 10% adverse change in market rates would not materially effect the Company's results of operations, financial position or liquidity.

     The Company conducts essentially all of its business in U.S. dollars and has no risk regarding foreign currency fluctuations on August 31, 2000. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                               BOARD OF DIRECTORS

     The table below lists the directors of the Company as of August 31, 2000. The Board of Directors was decreased from 27 to 17 at the December 1999 Annual Meeting.

                                               DIRECTOR
          NAME AND ADDRESS             AGE     DISTRICT     SINCE
          ----------------             ---     --------     -----
          Bruce Anderson               48         3         1995
          13500 42nd St NE
          Glenburn, ND 58740-9564

          Robert Bass                  46         5         1994
          S 2276 Highway K
          Reedsburg, WI 53959

          Steven Burnet                60         6         1983
          94699 Monkland Lane
          Moro, OR 97039-9705

          Curt Eischens                48         1         1990
          RR 1 Box 59
          Minneota, MN 56264

          Robert Elliott               50         8         1996
          324 Hillcrest
          Alliance, NE 69301

          Robert Grabarski             51         5         1999
          1770 Highway 21
          Arkdale, WI 54613

          Jerry Hasnedl                54         1         1995
          RR 1, Box 39
          St. Hilaire, MN 56754

          Glen Keppy                   53         7         1999
          21316 - 155th Avenue
          Davenport, IA 52804

          James Kile                   52         6         1992
          508 W Bell Lane
          St. John, WA 99171

          Gerald Kuster                65         3         1979
          780 First Ave. N.E.
          Reynolds, ND 58275-9742

          Leonard Larsen               64         3         1993
          5128-11th Ave. N.
          Granville, ND 58741-9595

          Richard Owen                 46         2         1999
          PO Box 129
          Geraldine, MT 59446

                                              DIRECTOR
          NAME AND ADDRESS            AGE     DISTRICT     SINCE
          ----------------            ---     --------     -----

          Duane Stenzel               54         1         1993
          RR 2, Box 173
          Wells, MN 56097

          Michael Toelle              38         1         1992
          RR 1 Box 190
          Browns Valley, MN 56219

          Richard Traphagen           55         4         1983
          39555 124th Street
          Columbia, SD 57433

          Merlin Van Walleghen        64         4         1993
          24106-408th Avenue
          Letcher, SD 57359-6021

          Elroy Webster               67         1         1982
          Route 2 Box 123
          Nicollet, MN 56074

     BRUCE ANDERSON was elected to the board in 1995. He has held positions with North Dakota Farmers Union, Farmers Union Mutual Insurance Co. and has served a four-year term in the North Dakota House of Representatives. He is a member of the North Dakota Agricultural Products Utilization Commission. Bruce and his wife raise small grains on their farm near Glenburn, North Dakota.

     ROBERT BASS, elected to the board in 1994, operates a 500-acre dairy and feed grain farm with his brother near Reedsburg, Wisconsin. Bob currently serves as president of the board of Co-op Country Partners in Baraboo, Wisconsin, an affiliate with 1998-99 sales of $43 million. He holds a B.S. degree from the University of Wisconsin in agricultural education and is a former vo-ag teacher.

     STEVEN BURNET has been a board member since 1983 and has served as past Chairman of Harvest States Cooperatives. He is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. Steve is a past president of Mid-Columbia Grain Growers and past vice president of North Pacific Grain Growers. He serves as a director on the Agricultural Co-op Council of Oregon and is a former board member of the Oregon State University Alumni Association. Steve and his wife grow dryland wheat and barley, and support a cow/calf and yearling operation with irrigated hay and pasture.

     CURT EISCHENS was elected to the board in 1990. He has been a director for Farmers Co-op Association in Canby for nine years, eight as chairman. He is director of the Minnesota Association of Cooperatives, and a member of the Minnesota Soybean Association and Minnesota Farmers Union. Curt and his wife operate a corn and soybean farm near Canby, Minnesota.

     ROBERT ELLIOTT, elected to the board in 1996, is the first director for the region consisting of Nebraska, Kansas, Oklahoma, Colorado and Texas. He and his wife operate a 5,000-acre farm near Alliance, Nebraska. Bob is president of the Hemingford Scholarship Foundation. He is past president of the Nebraska Wheat Growers Association and served on the boards of Western Cooperative Alliance (Westco) and New Alliance Bean & Grain Company.

     ROBERT GRABARSKI was elected to the board in 1999. He has a long history of cooperative leadership, including 25 years on the Farmers Union Co-op Services, Adams, Wisconsin, board of directors. For the last 13 years, he has served as chairman of this local cooperative's board. Grabarski has also served on the Alto Co-op Creamery Board, Waupun, Wisconsin, for the past seven years, and currently holds the first vice chair position. He is active in a wide range of civic organizations, including serving on the fire department in the Adams Volunteer Fire District, as well as volunteer auctioneering for local charitable organizations. He and his wife operate a 1,200-acre farm and milk a 65-head herd of registered Holstein dairy cattle.

     JERRY HASNEDL was elected to the board in 1995. He is a member and past director of Northwest Grain, a Cenex Harvest States regionalization; a member of Farmers Union Oil Co. in Thief River Falls;

Garden Valley Telephone Co-op in Erskine; Red Lake Electric Co-op in Red Lake Falls; Minnesota Wheat Growers; and Minnesota Barley Growers. He is currently serving on the interim board for Minnesota Marketplace. He and his wife raise wheat, barley, corn, soybeans, sunflowers and alfalfa on their northern Minnesota farm.

     GLEN KEPPY was elected to the board in 1999. Active in a wide range of agricultural and civic organizations, Keppy has served on the boards of the Iowa and National Pork Producer Associations. He is a three-time Master Soybean Grower contest winner and the recipient of the Iowa Farm Bureau's distinguished service award. A graduate of the University of Wisconsin-Platteville with a degree in technical agriculture, Mr. Keppy was drafted by the Pittsburgh Steelers and also played for the Detroit Lions and Green Bay Packers. He and his wife operate a third-generation family farm consisting of a farrow-to-finish hog operation and 1,000 acres of corn, soybeans, oats and alfalfa hay.

     JAMES KILE, the first graduate of Young Producer Institute to join the board, was elected in 1992. He served 18 years, 10 as chairman, on the board of his local St. John Grange Supply, and represents Cenex Harvest States on the Washington State Council of Farmer Cooperatives and is a member of Grange and Washington Association of Wheat Growers. He and his wife operate a 1,300-acre dryland wheat, barley and pea operation near St. John, Washington.

     GERALD KUSTER was elected to the board in 1979 and was past chairman. Kuster's more than three decades of involvement in co-ops include serving as a member and president of the board of Agri-City Cooperative Service in Grand Forks, and vice president of the Burdick Center for Cooperatives, North Dakota State University. He is a member of the Americus Township board and a deacon on the Trinity Free Lutheran Church board. He and his wife operate a 4,000-acre farm with their son.

     LEONARD LARSEN has been a board member since 1993. He is a member of the Farmers Union Oil Companies in Minot and Velva, Cenex Harvest States Sunprairie Grain, and Dakota Growers Pasta Company. Starting as a board member of the Simcoe Elevator in 1970, Leonard served through the unification with the Minot Farmers Union Elevator, where he was a board member for 11 years and chairman for six. He has served on the Hendrickson Township board, the First Lutheran Church council, and the Granville Economic Development Corporation. He is a member of the North Dakota Farmers Union and a 34-year member of the American Legion. He and his wife and a son, farm a grain, sunflower, canola and flax operation.

     RICHARD OWEN was elected to the board in 1999. His involvement in agriculture and civic organizations, includes serving as secretary of the Central Montana Co-op, Geraldine, Mont., since 1994. Owen has served as president of the Equity Co-op Association, Geraldine, Mont., and vice chair of the Montana International Agricultural Exchange Association. He is a graduate of Montana State University, Bozeman, and has served on the university's board of directors. Richard and his wife operate a 2,200-acre dryland wheat, barley and safflower operation.

     DUANE STENZEL was elected to the board in 1993 and currently serves as chairman of the Oilseed Processing & Refining defined member board. He is a member of Watonwan Farm Service; Wells Farmers Elevator, where he served as board president and secretary. He raises 665 acres of soybeans, sweet corn and corn on his farm in south central Minnesota.

     MICHAEL TOELLE was elected to the board in 1992. He has been serving on the board of Country Partners Cooperative of Browns Valley for 11 years and as chairman for the past 7 years. He also is actively involved in National FFA Organization, Ag Council of America, Minnesota Wheat Growers, Minnesota Corn Growers and Minnesota Soybean Growers associations. He currently serves as chairman of the Finance & Investment Committee for the Cenex Harvest States Foundation. He and his wife operate a grain, hog and beef farm with his brother and parents near Browns Valley.

     RICHARD TRAPHAGEN was elected to the board in 1983 and currently serves as the second vice chairman of the Cenex Harvest States board. He is past chairman of the board of Centrol, Inc., of South Dakota and of the board of the Farmers Union Cooperative Association of Brown County in Columbia, South Dakota. He has served on a number of other boards. Richard and his wife operate a 1,600-acre corn, soybean and wheat farm.

     MERLIN VAN WALLEGHEN has been a board member since 1993. He is a former director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, serving as board president for 10 years. Merlin also served nine years on the South Dakota Association of Cooperatives board of directors, seven as president. A former FmHA committee member, he is currently chairman of the Sanborn County Development board and also a member of Heartland Consumer Power District board. He and his wife and a son, operate a grain farm producing corn and soybeans.

     ELROY WEBSTER was elected to the board in 1982 and became its chairman in 1988. His leadership record includes service as a director for the Minnesota Association of Cooperatives, Western Co-op Transport Association and Agland Cooperative. Webster is past chairman of the Agricultural Council of America and is chairman of the Board of Trustees for the Cenex Harvest States Foundation. He also works with Southwest State University as an advisor for its Cooperative Studies program. He is an active farmer with a corn and soybean operation near Nicollet, Minnesota.

     At the December 1999 annual meeting, the Board decreased from 27 to 17, consisting of five directors from Region 1 (comprised of the state of Minnesota), one director from Region 2 (comprised of the states of Montana and Wyoming), three directors from Region 3 (comprised of the state of North Dakota), two directors from Region 4 (comprised of the state of South Dakota), two directors from Region 5 (comprised of the states of Wisconsin, Michigan and Illinois), two directors from Region 6 (comprised of the states of Alaska, Arizona, California, Idaho, Oregon, Washington and Utah), one director from Region 7 (comprised of the states of Iowa and Missouri) and one director from Region 8 (comprised of the states of Colorado, Nebraska, Kansas, Oklahoma and Texas. (In addition to the states referenced above, the Board of Directors has temporarily assigned the states of Connecticut, Indiana, Kentucky and Ohio to Region 5, the states of Alabama, Arkansas, Florida, Louisiana and Mississippi to Region 7 and the state of New Mexico to Region 8.) Downsizing was achieved by early retirement. Twelve directors accepted an early retirement option that was effective December 1999. The plan developed by the Board for staggered terms designated terms for each director based upon their last election date. The plan calls for the election in 2000 of directors in each of the following Regions:

        Region 1 (Minnesota) (two seats)          Incumbent Duane Stenzel
                                                  Incumbent Elroy Webster

        Region 3 (North Dakota)                   Incumbent Leonard Larsen

        Region 4 (South Dakota)                   Incumbent Merlin Van Walleghen

        Region 6 (Alaska, Arizona, California,    Incumbent Jim Kile
         Idaho, Oregon, Washington, Utah)

        Region 8 (Colorado, Nebraska, Kansas,     Incumbent Robert Elliott
         Oklahoma, Texas)

     All these elections will be for three-year terms and are open to any eligible candidate. To be eligible, a candidate must meet the following qualifications:

     * At the time of the election, the individual must be less than the age of 68.

     * The individual must be a member of this cooperative or a member of a Cooperative Association Member.

     * The individual must reside in the Region from which he or she is to be elected.

     * The individual must be an active farmer or rancher. "Active farmer or rancher" means an individual whose primary occupation is that of a farmer or rancher.

     * The definition of "farmer or rancher" shall not include anyone who is a full-time employee of this cooperative, or of a Cooperative Association Member.

     * The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of this cooperative.

                               EXECUTIVE OFFICERS

     The table below lists the executive officers and other senior officers of the Company as of August 31, 2000, none of whom holds any equity in the Company. Officers are elected annually by the Board of Directors.

  NAME                      AGE                         POSITION
  ----                      ---    ----------------------------------------------------
  John D. Johnson            52    President and Chief Executive Officer
  Noel K. Estenson           61    Consultant
  Michael H. Bergeland       56    Executive Vice President -- Corporate
  Patrick Kluempke           52    Executive Vice President -- Corporate Planning
  Tom Larson                 52    Executive Vice President -- Public Affairs
  Mark Palmquist             43    Executive Vice President/COO -- Grains & Foods
  John Schmitz               50    Executive Vice President and Chief Financial Officer
  Leon E. Westbrock          53    Executive Vice President/COO -- Energy & Crop Inputs

  Other senior officers:
  David Kastelic             45    Senior Vice President & General Counsel
  David Swenson              45    Senior Vice President -- Country Operations Group
  James D. Tibbetts          50    Senior Vice President -- Grains & Foods

     JOHN D. JOHNSON was born in Rhame, North Dakota, and grew up in Spearfish, South Dakota. He earned a degree in business administration and a minor in economics from Black Hills State University. In 1976, he joined Harvest States Cooperatives as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, Director of Sales and Marketing and then General Manager of GTA Feeds. In 1992, he was elected Group Vice President of Farm Marketing and Supply for Harvest States Cooperatives and was selected President and CEO in January 1995. Mr. Johnson became President and General Manager of Cenex Harvest States upon its creation June 1, 1998 and was named President and Chief Executive Officer on June 1, 2000. Mr. Johnson serves on Ventura Foods and NCRA boards of directors.

     NOEL K. ESTENSON started his career at Cenex in 1963. He was appointed President and CEO in 1987. On June 1, 1998, Cenex, Inc. and Harvest States Cooperatives merged to form Cenex Harvest States Cooperatives and Mr. Estenson was named Chief Executive Officer of the Company. On June 1, 2000, Mr. Estenson resigned from his position as Chief Executive Officer so that a new Chief Executive Officer could be named, and agreed to continue his employment in a consulting capacity to the new Chief Executive Officer for the period from June 1 through his retirement date of December 31, 2000. He graduated from North Dakota State University with a degree in agricultural economics.

     MICHAEL H. BERGELAND is Executive Vice President Corporate and special advisor to the leadership team. Mr. Bergeland is a native Minnesotan, and the son of a cooperative elevator manager. He attended Moorhead State College before joining Harvest States Cooperatives in 1967. He has held various positions in the Grain Marketing Division, which included grain merchandising at the GTA marketing offices of Montevideo, Minnesota; Great Falls, Montana; and Portland Oregon. He returned to the St. Paul office in 1978 as a senior corn merchandiser. In 1982, Mr. Bergeland was named Director of Line Elevator Operations, In May of 1987, he was named Senior Vice President and Director of Country Services. In January 1995, he was appointed Group Vice President of Grain and Agri Services and in 1999 he was appointed to his current position.

     PATRICK KLUEMPKE, Executive Vice President of Corporate Planning, was raised on a family dairy farm in central Minnesota, and received a Bachelor of Science degree in Finance and Accounting from St. Cloud University and the University of Minnesota. Mr. Kluempke served in the United States Army in South Vietnam and South Korea, as Aide to General J. Guthrie. He began his agribusiness career in grain procurement and merchandising at General Mills and later with Louis Dreyfus Corporation in export marketing. Mr. Kluempke joined the predecessor to Cenex Harvest States when G.T.A. was being merged with North Pacific Grain Growers, in 1983, to form Harvest States Cooperatives and has held various positions in the commodity marketing division and at the corporate level. Mr. Kluempke serves on the board of Ventura Foods, a joint venture company between Cenex Harvest States and Mitsui & Company, Japan.

     TOM LARSON is Executive Vice President, Public Affairs at Cenex Harvest States. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor's degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to Agronomy in 1987 and became director of Agronomy Services for Cenex/Land O'Lakes Agronomy Company in 1988. He was later named Vice President of Agronomy Services until 1996 when he became Vice President of Cenex Supply and Marketing which included overseeing the operation of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named to his current position -- Executive Vice President, Public Affairs -- in January 1999. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree.

     MARK PALMQUIST is the Executive Vice President & Chief Operating Officer of Grains & Foods. He is responsible for all related areas of grains including country operations, terminal operations, exports, logistics, transportation and grain marketing joint ventures. He is also responsible for the operations of wheat milling, oilseed processing and refining, and food manufacturing and packaging. Mr. Palmquist has worked for Cenex Harvest States for 20 years. Starting as a grain buyer and moving into merchandising, he has traded many different commodities including corn, soybeans and spring wheat. In 1990, he assumed the role of Vice President and director of Grain Marketing and then in 1993, was promoted to Senior Vice President. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, Minnesota, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota.

     JOHN SCHMITZ is the Executive Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in Country Services, Farm Marketing & Supply and Grain Marketing. In 1986, he was named Vice President and controller of Harvest States, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of Cenex Harvest States. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA's and the National Society of Accountants for Cooperatives.

     LEON E. WESTBROCK is the Executive Vice President & Chief Operating Officer of Energy and Crop Inputs for the Company. He joined the cooperative system in 1976 and managed three local cooperatives before joining the regional system. At the regional level, Mr. Westbrock served in the Merchandising Department at Cenex, and then later as Manager of the Lubricants Department and as Director of Retailing. Since January 1, 1987, he served as Vice President and Executive Vice president in the Petroleum Division of the Company. On January 1, 2000 he was named President of Country Energy, LLC, an energy sales, distribution and marketing alliance between Cenex Harvest States and Farmland Industries. On March 1, 2000 Mr. Westbrock was appointed to his current position. He serves as Chairman of Cooperative Refining, LLC and NCRA. He also serves as Vice Chairman of Universal Cooperatives, Inc. and is a member of the Agriliance Board. Mr. Westbrock received a Bachelor's Degree from St. Cloud State University and served a tour in the U.S. Army.

OTHER SENIOR OFFICERS:

     DAVID KASTELIC, Senior Vice President & General Counsel is a graduate of St. John's University and received his law degree from the University of Minnesota in 1980. After admittance to the Minnesota Bar Association in 1980, Mr. Kastelic practiced as an attorney with the law firm of Moore, Costello & Hart. In 1993, he joined the Legal Department of Harvest States and served as Assistant General Counsel of the Company from 1998 until he was appointed to his current position in 2000.

     DAVID R. SWENSON, Senior Vice President of the Country Operations Group, is responsible for all aspects of Farm Marketing and Supply which includes Agri Service Centers, Regionalizations, Feed

Operations, Farm Supply, Fin-Ag and all Cenex Supply and Marketing locations. Also included in this group is Harvest States Field Reps, Financial Services, Transportation, Ag States Agency and Country Hedging, Inc. He graduated from the University of Minnesota with an agriculture business administration degree and began his career with the St. Paul Bank for Cooperatives. He then joined the Company in 1979 as the director of Financial and Field Services. He has also had the following responsibilities: Vice President, director of Line Operations 1986-1990, Senior Vice President, director of Country and Ag Marketing Services 1991-1992, Senior Vice President, Corporate Planning and Business Development 1992-1993, and Senior Vice President, Country and Marketing Services 1993-1994. In 1995, Mr. Swenson was appointed to Senior Vice President, Farm Marketing & Supply and is also an active member on various boards in the Ag Industry.

     JAMES D. TIBBETTS, Senior Vice President -- Grains & Foods, manages the Company's food manufacturing businesses, including the tortilla and chip business under the Sparta Foods name, the Ventura Foods partnership and the Rocky Mountain Milling (organic flour) business relationship. He also identifies further food processing and packaging opportunities that help the Company deliver value to consumers. Mr. Tibbetts joined Harvest States Cooperatives in November 1995. During the first year, he managed the Holsum Foods Division. This food manufacturing operation was merged with the food manufacturing operations of Mitsui of Japan to form Ventura Foods, LLC., a major packager of agricultural-based vegetable oil products in August, 1996. Prior to joining the Company, Mr. Tibbetts was a Senior Vice President for Farm Credit Leasing in Minneapolis, Minnesota. He graduated from Northern State University in Aberdeen, S.D., with a degree in Business Administration.

     As of June 1, 1998, Noel Estenson, who was the President and Chief Executive Officer of Cenex, became the Chief Executive Officer of Cenex Harvest States to serve through no later than December 31, 2000. John D. Johnson, who was the President and Chief Executive Officer of the Harvest States Cooperatives, became the President and General Manager of Cenex Harvest States, reporting to the Chief Executive Officer. On June 1, 2000, Mr. Estenson resigned from his position as Chief Executive Officer so that a new Chief Executive Officer could be named, and agreed to continue his employment in a consulting capacity to the new Chief Executive Officer for the period from June 1 through his retirement date of December 31, 2000. As contemplated at the time of the merger of Cenex, Inc. and Harvest States Cooperatives, Mr. Johnson assumed the position of Chief Executive Officer of Cenex Harvest States upon Mr. Estenson's resignation from that position on June 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the executive officers of the Company whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2000, exceeded $100,000 (the Named Executive Officers):

                           SUMMARY COMPENSATION TABLE

                                                                                                                 LONG-TERM
                                                              ANNUAL COMPENSATION                               COMPENSATION
                                 ----------------------------------------------------------------------------   ------------
     NAME AND                                                                OTHER ANNUAL        ALL OTHER          LTIP
PRINCIPAL POSITION               YEAR ENDED       SALARY(1)      BONUS(1)   COMPENSATION(2)   COMPENSATION(3)    PAYOUTS(1)
------------------               ----------      ----------      --------   ---------------   ---------------   ------------
John D. Johnson                    8/31/00       $  600,000      $540,000       $14,672           $12,720       $  719,280
 President and Chief Executive     8/31/99          583,347       235,971         8,622            13,468
 Officer                           5/31/98          550,000       350,000         6,699            11,600

Noel K. Estenson                   8/31/00        1,856,267(4)    344,679        20,000             6,869        2,282,541
 Consultant                        8/31/99          543,333       355,680        20,000            12,719
                                   5/31/98          480,000       352,800         6,836             8,850

Michael H. Bergeland               8/31/00          300,000       235,125        10,829             8,585          470,250
 Executive Vice President --       8/31/99          273,765       227,100         7,172            16,757
 Corporate                         5/31/98          233,100       140,000         6,099            10,352

Patrick Kluempke                   8/31/00          176,500        68,664         8,194             7,068           92,995
 Executive Vice President --       8/31/99          157,530        50,681        10,253            11,809
 Corporate Planning                5/31/98          140,100        84,000        11,260             5,506

Tom Larson                         8/31/00          182,768        71,665         6,240             7,160           97,060
 Executive Vice President --       8/31/99          166,710        50,681           520            12,757
 Public Affairs                    5/31/98          113,325        59,800                           1,482

Mark Palmquist                     8/31/00          262,932       235,168         2,620             7,068          184,273
 Executive Vice President/COO      8/31/99          201,255        85,965         9,460            10,144
 -- Grains & Foods                 5/31/98          181,455        93,000         9,662             5,382

John Schmitz                       8/31/00          210,583       100,377            82             8,566          135,947
 Executive Vice President and      8/31/99          149,475        67,095         7,526            10,145
 Chief Financial Officer           5/31/98          112,285        69,000         8,899             5,234

Leon E. Westbrock                  8/31/00          323,750        86,745                           4,808          184,273
 Executive Vice President/COO      8/31/99          313,269       125,972           723            11,066
 -- Energy & Crop Inputs           5/31/98          252,500       181,688         3,662             8,850

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

(4)  Amount includes separation pay.

     On June 1, 1999 the Company entered into an employment agreement with Noel
K. Estenson, the former CEO. The employment agreement provides that Mr. Estenson will be employed from June 1, 1999 through December 31, 2000. The agreement provides a base salary of $520,000 per year with increases annually of not less than 4%. In addition, Mr. Estenson would be entitled to receive annual variable and long-term incentive compensation based on projected earnings in the long-range business plan in effect on January 1, 1998. The employment agreement also includes covenants by Mr. Estenson not to compete with the Company for a period of two years after his employment ends. Mr. Estenson resigned his position of Chief Executive Officer effective June 1, 2000. The Company provided Mr. Estenson separation pay of $660,000 pursuant to the agreement and appointed him special consultant to Mr. Johnson, who in turn was appointed to the position of President and Chief Executive Officer effective June 1, 2000. Mr. Estenson's appointment will terminate effective December 31, 2000 at which time he will retire.

     On September 1, 2000, the Company entered into an employment agreement with John D. Johnson, the President and CEO. The employment agreement provides for a rolling three-year period of employment commencing on September 1, 2000 at an initial base salary of at least $787,500, subject to annual review. Mr. Johnson's employment may be terminated at any time by either party, subject to the rights and obligations set forth in the employment agreement. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson's employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination. The employment agreement includes a provision to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event of the consolidation of the Company's business with the business of any other entity, if Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.

     The Company has also entered into an employment agreement with Michael Bergeland, an Executive Vice President dated May 1, 1999. This agreement is for a term beginning on the effective date and continuing through August 31, 2001. Base salary has been set at $300,000, subject to annual review, and the maximum annual bonus under the variable pay plan. At expiration of the agreement, Mr. Bergeland will be given five years credit on his non-qualified retirement plan. Mr. Bergeland has agreed to a three-year non-compete clause.

     THE FOLLOWING SUMMARIZES CERTAIN BENEFITS IN EFFECT AS OF AUGUST 31, 2000 TO THE NAMED EXECUTIVE OFFICERS.

MANAGEMENT COMPENSATION INCENTIVE PROGRAM
     Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending August 31, 2000. The Incentive Program is based on Company, group or division performance and individual performance. These amounts will be paid after August 31, 2000. The target incentive is 50% of base compensation.

LONG-TERM INCENTIVE PLAN
     Each Named Executive Officer is eligible to participate in the Long-Term Incentive Plan. The plan consists of a three-year performance period. The most recent plan was terminated after two years and replaced by a new three-year plan. Plan awards were prorated on a two-year basis and paid out to participants at the end of the fiscal year ended August 31, 2000. Award opportunities are expressed as a percentage of a participating employee's position mid-point. Company performance must meet a minimum level of pre-tax earnings per unit of sales and net income levels before any grants are made from this plan. Awards from the plan are grants to the Company's share option plan.

             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                    MATURATION
NAME AND PRINCIPAL POSITION            AWARD         OF AWARD     THRESHOLD      TARGET          MAXIMUM
---------------------------         ---------       ----------    ---------    ---------       ----------
John D. Johnson                     $ 719,280       1999-2000     $120,000     $ 719,280       $1,080,000
 President and Chief Executive
 Officer

Noel K. Estenson                    2,282,541       1996-2000      270,400     1,350,648        2,367,064
 Consultant

Michael H. Bergeland                  470,250       1999-2000       47,025       315,068          470,250
 Executive Vice President --
 Corporate

Patrick Kluempke                       92,995       1999-2000       30,885       206,930          308,850
 Executive Vice President --
 Corporate Planning

Tom Larson                             97,060       1999-2000       32,235       215,975          322,350
 Executive Vice President --
 Public Affairs

Mark Palmquist                        184,273       1999-2000       61,200       410,040          612,000
 Executive Vice President/COO --
 Grains & Foods

John Schmitz                          135,947       1999-2000       45,150       302,505          451,500
 Executive Vice President and
 Chief Financial Officer

Leon E. Westbrock                     184,273       1999-2000       61,200       410,040          612,000
 Executive Vice President/COO --
 Energy & Crop Inputs

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

     Effective January 1, 2000, Pay Credits are earned according to the following schedule:

                                 PAY BELOW SOCIAL SECURITY   PAY ABOVE SOCIAL SECURITY
     YEARS OF BENEFIT SERVICE        TAXABLE WAGE BASE           TAXABLE WAGE BASE
     ------------------------    -------------------------   -------------------------
     1 to 3 years ..............            3%                           6%
     4 to 7 years ..............            4%                           8%
     8 to 11 years .............            5%                          10%
     12 to 15 years ............            6%                          12%
     16 years and more .........            7%                          14%

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

     TOTAL OF AGE AND BENEFIT
     SERVICE ON JANUARY 1, 1988                        SPECIAL CAREER CREDITS
     --------------------------                        ----------------------
     50 to 54 ......................................   1% of total salary
     55 to 59 ......................................   2% of total salary
     60 to 64 ......................................   3% of total salary
     65 to 69 ......................................   4% of total salary
     70 or more ....................................   5% of total salary

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

     As of December 31, 1999, the dollar value of the account and years of service for each of the Named Executive Officers was:

                                             DOLLAR VALUE    YEARS OF SERVICE
                                             ------------    ----------------
     John D. Johnson ......................    $245,532             23
     Noel K. Estenson .....................     909,874             37
     Michael H. Bergeland .................     499,210             32
     Patrick Kluempke .....................     169,388             17
     Tom Larson ...........................     242,692             23
     Mark Palmquist .......................     181,704             20
     John Schmitz .........................     216,620             25
     Leon E. Westbrock ....................     308,289             19

     Mr. Estenson, Mr. Westbrock and Mr. Bergeland could be eligible for a retirement benefit, under a grandfather provision of a prior provision of the plan, or a predecessor plan, instead of the above amount. Such amount would be affected by age at retirement and salary.

DEFERRED COMPENSATION PLAN
     Effective April 1, 1994, the Company established a deferred compensation plan (the Deferred Compensation Plan). Participants in the Deferred Compensation Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Under the Deferred Compensation Plan, a participant may elect to have an amount of deferred compensation credited to the participant's account for the applicable Plan Year (as defined in the Deferred Compensation Plan). The compensation actually earned during the Plan Year by a participant who elects deferred compensation is reduced by the percentage or amount so elected. A participant may elect to contribute no more than 30% of each payment of base compensation, provided that the percentage selected is expected to result in annual contributions totaling at least $1,000. Also, the participant may elect to contribute either a percentage or a specific dollar amount of any bonus or similar incentive payment that may become payable during the Plan Year, provided the contribution will not be less than the smaller of $1,000 or 100% of the bonus payable. The deferred compensation credited under the Deferred Compensation Plan is allocated to the account of the participant as of the date that the compensation would otherwise have been paid to the Participant in cash. Income is credited to each account each Plan Year at an annual rate equal to 1% over the five-year U.S. Treasury Bond rate as of October 1 of the year preceding the Plan Year, as adjusted as appropriate to reflect contributions to and distributions from the account during the Plan Year.

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

401(k) PLAN
     Each Named Executive Officer is eligible to participate in the Cenex Harvest States Savings Plan (the 401(k) Plan). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 1999 participants may contribute between 1% and 16% (not to exceed 6% in the case of "highly compensated" employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a "highly compensated" employee. The Company matches 50% of the first 6% of pay contributed each year. The Company's Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and in any Company matching contribution made on the participant's behalf.

DEFERRED COMPENSATION SUPPLEMENTAL RETIREMENT PLAN
     Each of the Named Executive Officers may participate in the Company's Deferred Compensation Supplemental Retirement Plan (the Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation deferred under the Deferred Compensation Plan or waived under the Share Option Plan, is not eligible for Pay Credits or Special Career Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code.

     As of December 31, 1999, the dollar value of the account of each of the Named Executive Officers was approximately:

     John D. Johnson .........................................    $1,484,132
     Noel K. Estenson ........................................     3,792,590
     Michael H. Bergeland ....................................       914,535
     Patrick Kluempke ........................................       190,681
     Tom Larson ..............................................        40,236
     Mark Palmquist ..........................................       197,999
     John Schmitz ............................................       132,599
     Leon E. Westbrock .......................................       574,155

DIRECTORS' COMPENSATION
     The Board of Directors met monthly during the year ended August 31, 2000. Through August 31, 2000 the Company provided its directors with compensation of $42,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $12,000, paid in twelve monthly payments. The directors receive a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. The directors have a retirement benefit of $125 per month per year of service, with a maximum benefit of $1,875 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60 or retirement, whichever is later. This retirement benefit may be converted to a lump sum. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.

     Twelve directors who elected to take the early retirement option effective December, 1999 are receiving $4,000 per month for 24 months, or the equivalent lump sum using the GATT rate as the discount rate.

COMMITTEES OF THE BOARD OF DIRECTORS
     The Board appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the President and Chief Executive Officer using industry and compensation studies. The Board of Directors has a standing committee to review the results and scope of the annual audit and other services provided by the Company's independent auditors, and another standing committee to review equity redemption policy and its application to situations believed by the equity holder or patron's equity department to be unusual.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As noted above, the Company's Board of Directors did not have a Compensation Committee. The entire Board of Directors determined the compensation of the President and Chief Executive Officer and the terms of the employment agreement with the President and Chief Executive Officer. The President and Chief Executive Officer determined the compensation for all other executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Beneficial ownership of equity securities as of August 31, 2000, is shown below:

                                                                    AMOUNT AND
                                                                     NATURE OF
                                                                    BENEFICIAL
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER(1)           OWNERSHIP     % OF CLASS
--------------          ---------------------------------------    ------------    ----------
Wheat Milling Equity
 Participation Units:   Directors:
                          Bruce Anderson ......................   --
                          Robert Bass .........................   --
                          Steven Burnet .......................   30,000 units           *
                          Curt Eischens .......................   --
                          Robert Elliott ......................   --
                          Robert Grabarski ....................   --
                          Jerry Hasnedl .......................   10,000 units           *
                          Glen Keppy ..........................   --
                          James Kile ..........................   --
                          Gerald Kuster .......................   22,000 units           *
                          Leonard Larsen ......................    9,000 units           *
                          Richard Owen ........................   --
                          Duane Stenzel .......................   --
                          Michael Toelle ......................   --
                          Richard Traphagen ...................   --
                          Merlin Van Walleghen ................   --
                          Elroy Webster .......................   --
                        Executive Officers(2) .................   --

                          Directors and executive officers as a   ------------         ----
                           group ..............................   71,000 units         1.54%
                                                                  ============         ====

                                                                    AMOUNT AND
                                                                     NATURE OF
                                                                    BENEFICIAL
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER(1)           OWNERSHIP     % OF CLASS
--------------          ---------------------------------------    ------------    ----------
Oilseed Processing
 and Refining Equity
 Participation Units:   Directors:
                          Bruce Anderson ......................   --
                          Robert Bass .........................   --
                          Steven Burnet .......................   --
                          Curt Eischens .......................   --
                          Robert Elliott ......................   --
                          Robert Grabarski ....................   --
                          Jerry Hasnedl .......................   1,500 units            *
                          Glen Keppy ..........................   --
                          James Kile ..........................   --
                          Gerald Kuster .......................   5,000 units            *
                          Leonard Larsen ......................   --
                          Richard Owen ........................   --
                          Duane Stenzel .......................   2,500 units            *
                          Michael Toelle ......................   --
                          Richard Traphagen ...................
                          Merlin Van Walleghen ................   6,000 units            *
                          Elroy Webster .......................   --
                        Executive Officers(2) .................   --

                          Directors and executive officers as a   -------------        ----
                           group ..............................   15,000 units         1.44%
                                                                  ==============       ====

------------------
(1)  Includes units held by spouse.
(2) No director listed above has the right or option to acquire beneficial ownership in additional securities other than by purchase on the open market from current holders of such securities. Executive officers, as non-producers, are ineligible to hold these securities.
 *   Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Because directors must be active patrons of the Company or an Affiliated Association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company. During the period indicated, the value of those transactions between a particular director (and members of such directors' immediate family, which includes such director's spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company that exceeded $60,000 are shown below.

                                                               YEAR ENDED
     NAME                                                    AUGUST 31, 2000
     ----                                                    ---------------
     Jerry Hasnedl .......................................       $316,732
     Gerald Kuster .......................................        252,869
     Merlin Van Walleghen ................................        140,886

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS
     The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K.

                                                                                                       PAGE NO.
                                                                                                       --------
  I.     CENEX HARVEST STATES COOPERATIVES
         Consolidated Balance Sheets as of August 31, 2000, 1999 and 1998 ...........................     F-1
         Consolidated Statements of Operations for the years ended August 31, 2000 and 1999, the
          three months ended August 31, 1998 and the year ended May 31, 1998 ........................     F-2
         Consolidated Statements of Equities and Comprehensive Income for the years ended
          August 31, 2000 and 1999, the three months ended August 31, 1998 and the year ended
          May 31, 1998 ..............................................................................     F-3
         Consolidated Statements of Cash Flows for the years ended August 31, 2000 and 1999, the
          three months ended August 31, 1998 and the year ended May 31, 1998 ........................     F-5
         Notes to Consolidated Financial Statements .................................................     F-6
         Report of Independent Accountants ..........................................................     F-26

 II.     OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 2000, 1999 and 1998 . ......................................     F-27
         Statements of Operations for the years ended August 31, 2000 and 1999, the three months
          ended August 31, 1998 and the year ended May 31, 1998 .....................................     F-28
         Statements of Defined Business Unit Equity and Comprehensive Income for the years ended
          August 31, 2000 and 1999, the three months ended August 31, 1998 and the year ended
          May 31, 1998 ..............................................................................     F-29
         Statements of Cash Flows for the years ended August 31, 2000 and 1999, the three months
          ended August 31, 1998 and the year ended May 31, 1998 .....................................     F-30
         Notes to Financial Statements ..............................................................     F-31
         Report of Independent Accountants ..........................................................     F-38
         Independent Auditors' Report ...............................................................     F-39

III.     WHEAT MILLING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 2000, 1999 and 1998 . ......................................     F-40
         Statements of Operations for the years ended August 31, 2000 and 1999, the three months
          Ended August 31, 1998 and the year ended May 31, 1998 .....................................     F-41
         Statements of Defined Business Unit Equity and Comprehensive Income (Loss) for the years ended August 31, 2000 and 1999, the three months ended August 31, 1998 and the year
          ended May 31, 1998 ........................................................................     F-42
         Statements of Cash Flows for the years ended August 31, 2000 and 1999, the three months
          ended August 31, 1998 and the year ended May 31, 1998 .....................................     F-43
         Notes to Financial Statements ..............................................................     F-44
         Report of Independent Accountants ..........................................................     F-51
         Independent Auditors' Report ...............................................................     F-52

------------------
*Audited financial statements for the Company's significant subsidiary, Ventura
 Foods, LLC, as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, will be filed by an amendment to this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(a)(3) EXHIBITS

 3.1     Amended and Restated Articles of Incorporation of the Company. (1)

 3.2     Amended and Restated By-Laws of the Company. (1)

 4.1 Resolutions of the Board of Directors creating the Equity Participation Units (Oilseed Processing and Refining). (2)

 4.2 Resolutions of the Board of Directors creating the Equity Participation Units (Wheat Milling). (2)

10.1 Lease Agreement between Peavey Company and Amber Milling Company, a division of Harvest States Cooperatives, effective as of August 31, 1994. (*) (2)

10.2 Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960. (2)

10.3 Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996. (2)

10.4 Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996. (*) (2)

10.5 Partnership Agreement between Continental Grain Company and Harvest States Cooperatives dated September 23, 1992. (2)

10.5A Amendment No. 1 to Partnership Agreement between Continental Grain and Harvest States Cooperatives effective June 1, 1997. (3)

10.5B Tacoma Export Marketing Company Amended and Restated Partnership Agreement Between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of July 12, 1999. (7)

10.6     Cenex Harvest States Supplemental Savings Plan. (11)

10.7     Cenex Harvest States Supplemental Executive Retirement Plan. (11)

10.8     Cenex Harvest States Senior Management Compensation Plan. (11)

10.9     Cenex Harvest States Executive Long-Term Variable Compensation Plan.
         (11)

10.10    Cenex Harvest States Share Option Plan. (11)

10.11 Lease Agreement between the Port of Houston Authority of Harris County, Texas and Harvest States Cooperatives, dated October 3, 1995. (2)

10.12 Lease Agreement between Lackawanna County Railroad Authority and Amber Milling Company, a division of Harvest States Cooperatives dated June 1, 1997. (3)

10.13 Limited Liability Company Agreement of Country Energy, LLC dated June 29, 1998 between Cenex Harvest States Cooperatives and Farmland Industries, Inc. (4)

10.14 Addendum to Limited Liability Company Agreement of Country Energy, LLC dated July 23, 1998 by Cenex Harvest States Cooperatives and Farmland Industries, Inc. (4)

10.15 $225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchases of the Notes. (4)

10.16 $400 Million 364-day and $200 Million 5-Year Revolving Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives, et al., including Exhibit 2.4 (form of 364-Day Facility Note) and Exhibit 3.4 (form of 5-Year Note). (4)

10.16A First Amendment to Credit Agreement (Revolving Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, NationsBank, N.A. and St. Paul Bank for Cooperatives. (6)

10.16B Second Amendment to Credit Agreement (Revolving Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, Bank of America, Sun Trust Bank and the Syndication Parties. (10)

10.17 $200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory
         Note). (4)

10.17A First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (6)

10.17B Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties. (10)

10.18 Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives. (5)

10.19 Cooperative Refining, LLC Limited Liability Company Agreement dated September 1, 1999. (7)

10.20 Employment Agreement between Michael Bergeland and Cenex Harvest States Cooperatives dated May 1, 1999. (7)

10.21 $50 Million 364-Day Revolving Loan Credit Agreement dated as of December 21, 1999 among National Cooperative Refinery Association, CoBank, ACB, Mercantile Bank and Bank of America, N.A. (8)

10.22 Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O' Lakes, Inc. (9)

10.23 Employment Agreement dated as of January 14, 2000 between Noel K. Estenson and Cenex Harvest States Cooperatives. (9)

10.24 Employment Agreement dated September 1, 2000 by and between John D. Johnson and Cenex Harvest States Cooperatives. (11)

21.1     Subsidiaries of the Registrant. (11)

23.1     Consent of Independent Accountants. (11)

23.2     Independent Auditors' Consent. (11)

24.1     Power of Attorney. (11)

99.1     Cautionary Statement. (11)

99.2     Independent Auditor's Report. (11)

27.1     Financial Data Schedule. (11)

------------------
(*) Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibits 10.1 and 10.4 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

 (1) Incorporated by reference to the Company's Form 8-K filed June 10, 1998.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-17865), effective February 14, 1997.

 (3) Incorporated by reference to the Company's Form 10-K for the year ended May 31, 1997, filed August 26, 1997.

 (4) Incorporated by reference to the Company's Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

 (5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

 (6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

 (7) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 1999, filed November 22, 1999.

 (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1999, filed January 12, 2000.

 (9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(11) Filed herewith.


(b)  REPORTS ON FORM 8-K
     No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended August 31, 2000.

(c)  EXHIBITS
     The exhibits shown in Item 14(a)(3) above are being filed herewith.

(d)  SCHEDULES
     None.

SUPPLEMENTAL INFORMATION
     As a cooperative, the Company does not utilize proxy statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2000.
                                       CENEX HARVEST STATES COOPERATIVES


                                       By:          /s/ John D. Johnson
                                           -------------------------------------
                                                      John D. Johnson
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2000:

         SIGNATURE                                TITLE
         ---------                                -----

  /s/ John D. Johnson       President and Chief Executive Officer
-------------------------     (principal executive officer)
     John D. Johnson

   /s/ John Schmitz         Executive Vice President and Chief Financial Officer
-------------------------     (principal financial officer)
      John Schmitz

   /s/ Jodell Heller        Vice President and Controller
-------------------------     (principal accounting officer)
     Jodell Heller

Steven Burnet*              Chairman of the Board of Directors

Bruce Anderson*             Director
Robert Bass*                Director
Curt Eischens*              Director
Robert Elliott*             Director
Robert Grabarski*           Director
Jerry Hasnedl*              Director
Glen Keppy*                 Director
James Kile*                 Director
Gerald Kuster*              Director
Leonard Larsen*             Director
Richard Owen*               Director
Duane Stenzel*              Director
Michael Toelle*             Director
Richard Traphagen*          Director
Merlin Van Walleghen*       Director
Elroy Webster*              Director

* By:   /s/ JOHN D. JOHNSON
      -----------------------
          John D. Johnson
          ATTORNEY-IN-FACT

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 AUGUST 31,     AUGUST 31,      AUGUST 31,
                                                                    2000           1999            1998
                                                                 ----------     ----------      ----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ..................................   $   56,393     $   75,667      $  120,008
 Receivables ................................................      834,743        606,641         471,516
 Inventories ................................................      602,385        549,703         479,734
 Other current assets .......................................       37,777         39,414          37,707
                                                                ----------     ----------      ----------
   Total current assets .....................................    1,531,298      1,271,425       1,108,965
Investments .................................................      451,211        427,896         347,334
Property, plant and equipment ...............................    1,034,768        968,333         915,770
Other .......................................................      155,403        120,010          97,034
                                                                ----------     ----------      ----------
   TOTAL ASSETS .............................................   $3,172,680     $2,787,664      $2,469,103
                                                                ==========     ==========      ==========
LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable ..............................................   $  217,926     $  196,986      $      475
 Current portion of long-term debt ..........................       30,173         21,562          13,855
 Patrons' credit balances ...................................       36,779         44,970          41,324
 Patrons' advance payments ..................................      131,935        127,755         148,021
 Checks and drafts outstanding ..............................       84,086         48,605          54,742
 Accounts payable ...........................................      624,772        449,774         383,161
 Accrued expenses ...........................................      147,710        119,728         119,373
 Patronage dividends and equity retirements payable .........       43,694         43,000          63,562
                                                                ----------     ----------      ----------
   Total current liabilities ................................    1,317,075      1,052,380         824,513

Long-term debt ..............................................      480,327        461,104         442,985

Other liabilities ...........................................       84,929         88,173          75,801

Minority interests in subsidiaries ..........................      125,923         68,371          59,927

Commitments and contingencies

Equities ....................................................    1,164,426      1,117,636       1,065,877
                                                                ----------     ----------      ----------

   TOTAL LIABILITIES AND EQUITIES ...........................   $3,172,680     $2,787,664      $2,469,103
                                                                ==========     ==========      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE        FOR THE       FOR THE THREE       FOR THE
                                                     YEAR ENDED     YEAR ENDED       MONTHS ENDED     YEAR ENDED
                                                     AUGUST 31,     AUGUST 31,        AUGUST 31,        MAY 31,
                                                        2000           1999             1998             1998
                                                     ----------     ----------      -------------     ----------
                                                                      (DOLLARS IN THOUSANDS)
REVENUES:
 Grain and oilseed .............................     $3,624,984     $3,309,310       $  810,723       $4,629,553
 Energy ........................................      2,903,878      1,345,772          343,747        1,858,069
 Agronomy ......................................        768,449        593,927           91,231          696,441
 Feed and farm supplies ........................        585,145        547,732          126,907          546,063
 Processed grain and oilseed ...................        553,349        531,877          145,645          615,049
                                                     ----------     ----------       ----------       ----------
                                                      8,435,805      6,328,618        1,518,253        8,345,175

 Patronage dividends ...........................          5,494          5,876            5,111           70,387
 Other revenues ................................        130,122        100,031           19,271           98,520
                                                     ----------     ----------       ----------       ----------
                                                      8,571,421      6,434,525        1,542,635        8,514,082
                                                     ----------     ----------       ----------       ----------

COST AND EXPENSES:
 Cost of goods sold ............................      8,237,995      6,140,580        1,473,243        8,149,605
 Marketing, general and administrative .........        160,046        148,510           34,998          126,061
 Interest ......................................         57,566         42,438           12,311           34,620
 Minority interests ............................         24,546         10,017            3,252            6,880
                                                     ----------     ----------       ----------       ----------
                                                      8,480,153      6,341,545        1,523,804        8,317,166
                                                     ----------     ----------       ----------       ----------

INCOME BEFORE INCOME TAXES .....................         91,268         92,980           18,831          196,916

INCOME TAXES ...................................          3,880          6,980            2,895           19,615
                                                     ----------     ----------       ----------       ----------

NET INCOME .....................................     $   87,388     $   86,000       $   15,936       $  177,301
                                                     ==========     ==========       ==========       ==========

DISTRIBUTION OF NET INCOME:
 Patronage refunds .............................     $   87,400     $   57,500       $   32,650       $  144,578
 Nonpatronage refunds ..........................                                                           8,609
 Deferred patronage ............................        (24,900)        21,773          (24,134)          (2,482)
 Unallocated capital reserve ...................         24,888          6,727            7,420           26,596
                                                     ----------     ----------       ----------       ----------
   Net income ..................................     $   87,388     $   86,000       $   15,936       $  177,301
                                                     ==========     ==========       ==========       ==========


         The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
    FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999, FOR THE THREE MONTHS ENDED
                                 AUGUST 31, 1998
                       AND FOR THE YEAR ENDED MAY 31, 1998

                                                                                                                          OILSEED
                                                               CAPITAL     NONPATRONAGE                         WHEAT    PROCESSING
                                                               EQUITY         EQUITY      COMMON   PREFERRED   MILLING   & REFINING
                                                            CERTIFICATES   CERTIFICATES    STOCK     STOCK       EPUs        EPUs
                                                            ------------   ------------   ------   ---------   -------   ----------
                                                                                        (DOLLARS IN THOUSANDS)
BALANCES, JUNE 1, 1997 ....................................  $ 267,384       $15,144      $   20   $ 469,201    $9,574     $4,296
 Patronage determination ..................................
 Patronage distribution ...................................     31,258         6,863                  52,831
 Equity retirement determination ..........................                                           27,453
 Equities retired .........................................     (9,542)         (520)                (27,362)
 Equities issued ..........................................     10,561
 Other, net ...............................................        128          (178)                 (3,451)      (96)       (96)

 Comprehensive income:
  Net income ..............................................                    8,609
  Other comprehensive loss ................................

 Total comprehensive income ...............................

 Cash patronage and equity retirement provisions ..........    (13,329)                              (31,273)
                                                             ---------       -------      ------   ---------    ------     ------
BALANCES, MAY 31, 1998 ....................................    286,460        29,918          20     487,399     9,478      4,200

 Results of operations of Cenex, Inc.
  for the eight months ended May 31, 1998 .................        (21)          (36)                 52,639
 Exchange of equities to effect pooling ...................    540,058                       (20)   (540,038)
 Included with May 31, 1998 equity retirements payable ....      4,429
 Equities retired .........................................     (4,429)          (13)
 Equities issued ..........................................        911
 Other, net ...............................................                      (64)                               (6)        (6)

 Comprehensive income:
  Net income ..............................................
  Other comprehensive loss ................................

 Total comprehensive income ...............................

 Cash patronage and equity retirement provisions ..........      1,832
                                                             ---------       -------      ------   ---------    ------     ------
BALANCES, AUGUST 31, 1998 .................................    829,240        29,805          --          --     9,472      4,194

 Patronage and equity retirement determination ............     19,412
 Patronage distribution ...................................     99,052          (612)
 Equities retired .........................................    (23,700)          (97)
 Equities issued ..........................................     14,714
 Other, net ...............................................       (674)         (311)                             (214)        (6)

 Comprehensive income:
  Net income ..............................................
  Other comprehensive loss ................................

 Total comprehensive income ...............................

 Cash patronage and equity retirement provisions ..........    (25,750)
                                                             ---------       -------      ------   ---------    ------     ------
BALANCES, AUGUST 31, 1999 .................................    912,294        28,785          --          --     9,258      4,188

 Patronage and equity retirement determination ............     25,750
 Patronage distribution ...................................     41,182
 Equities retired .........................................    (28,615)          (82)
 Equities issued ..........................................      7,921
 Other, net ...............................................       (178)         (194)                              (12)        (6)

 Comprehensive income:
  Net income ..............................................
  Other comprehensive loss ................................

 Total comprehensive income ...............................

 Cash patronage and equity retirement provisions ..........    (17,474)
                                                             ---------       -------      ------   ---------    ------     ------
BALANCES, AUGUST 31, 2000 .................................  $ 940,880       $28,509      $   --   $      --    $9,246     $4,182
                                                             =========       =======      ======   =========    ======     ======


         The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
    FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999, FOR THE THREE MONTHS ENDED
                                 AUGUST 31, 1998
                       AND FOR THE YEAR ENDED MAY 31, 1998


                           UNALLOCATED    ACCUMULATED OTHER     ALLOCATED
PATRONAGE     DEFERRED       CAPITAL        COMPREHENSIVE        CAPITAL        TOTAL
 REFUNDS      PATRONAGE      RESERVE        INCOME (LOSS)        RESERVE       EQUITIES
---------     ---------    -----------    -----------------    -----------    ----------
                               (DOLLARS IN THOUSANDS)
$  83,420     $ (71,725)     $158,003         $  1,281            $8,200      $  944,798
   36,061                        (309)                                            35,752
 (119,481)                     (7,511)                                           (36,040)
                                                                                  27,453
                                                                                 (37,424)
                                                                                  10,561
                                  299                                 (6)         (3,400)


  144,578        (2,482)       26,596                                            177,301
                                                   (86)                              (86)
                                                                              ----------
                                                                                 177,215
                                                                              ----------
  (44,340)                                                                       (88,942)
---------     ---------      --------         --------            ------      ----------
  100,238       (74,207)      177,078            1,195             8,194       1,029,973


  (23,310)      (13,086)       13,401                                             29,587
                                                                                      --
                                                                                   4,429
                                                                                  (4,442)
                                                                                     911
                               (1,177)                                (2)         (1,255)


   32,650       (24,134)        7,420                                             15,936
                                                (1,294)                           (1,294)
                                                                              ----------
                                                                                  14,642
                                                                              ----------
   (9,800)                                                                        (7,968)
---------     ---------      --------         --------            ------      ----------
   99,778      (111,427)      196,722              (99)            8,192       1,065,877

   44,150                                                                         63,562
 (143,928)                      1,738                                            (43,750)
                                                                                 (23,797)
                                                                                  14,714
                                  350                                (44)           (899)


   57,500        21,773         6,727                                             86,000
                                                (1,071)                           (1,071)
                                                                              ----------
                                                                                  84,929
                                                                              ----------
  (17,250)                                                                       (43,000)
---------     ---------      --------         --------            ------      ----------
   40,250       (89,654)      205,537           (1,170)            8,148       1,117,636

   17,250                                                                         43,000
  (57,500)                     (1,588)                                           (17,906)
                                                                                 (28,697)
                                                                                   7,921
                                  453                                (28)             35


   87,400       (24,900)       24,888                                             87,388
                                                (1,257)                           (1,257)
                                                                              ----------
                                                                                  86,131
                                                                              ----------
  (26,220)                                                                       (43,694)
---------     ---------      --------         --------            ------      ----------
$  61,180     $(114,554)     $229,290         $ (2,427)           $8,120      $1,164,426
=========     =========      ========         ========            ======      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE      FOR THE    FOR THE THREE    FOR THE
                                                                   YEAR ENDED   YEAR ENDED    MONTHS ENDED   YEAR ENDED
                                                                   AUGUST 31,   AUGUST 31,     AUGUST 31,     MAY 31,
                                                                      2000         1999           1998          1998
                                                                   ----------   ----------   -------------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................  $   87,388   $   86,000    $   15,936     $  177,301

 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization .................................      92,699       81,246        20,570         69,877
  Noncash net (income) loss from joint ventures .................     (28,325)     (22,363)        9,142         (8,381)
  Minority interests ............................................      24,546       10,017         3,252          6,880
  Adjustment of inventories to market value .....................                  (35,346)       12,108         10,153
  Noncash portion of patronage dividends received ...............      (6,825)      (4,847)       (9,305)       (61,732)
  Loss (gain) on sale of property, plant and equipment ..........       1,167       (1,706)         (458)        (7,487)
  Other, net ....................................................      (3,130)         196                         (978)
  Changes in operating assets and liabilities:
   Receivables ..................................................    (229,067)    (133,641)       92,897         63,221
   Inventories ..................................................       1,717      (34,623)       31,178         25,753
   Other current assets and other assets ........................      (7,508)     (29,483)       (3,441)         2,929
   Patrons' credit balances .....................................      (8,191)       3,646        (1,552)        10,594
   Patrons' advance payments ....................................       4,180      (20,266)       39,533        (45,531)
   Accounts payable and accrued expenses ........................     202,980       66,968       (89,932)       (18,215)
   Other liabilities ............................................      (3,244)      12,383         3,968          5,196
                                                                   ----------   ----------    ----------     ----------

    Net cash provided by (used in) operating activities .........     128,387      (21,819)      123,896        229,580
                                                                   ----------   ----------    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...................    (153,796)    (124,471)      (41,152)      (145,231)
 Proceeds from disposition of property, plant and equipment             7,655        6,785           824         21,877
 Investments ....................................................     (35,297)     (63,324)          (37)        (3,125)
 Investments redeemed ...........................................      43,888       11,241           391         29,933
 Changes in notes receivable ....................................         600          334           792         (5,036)
 Acquisition of intangibles .....................................     (26,513)
 Distribution to minority owners ................................     (21,089)      (2,255)       (2,809)        (1,892)
 Other investing activities, net ................................        (339)         926        (1,671)        (3,330)
                                                                   ----------   ----------    ----------     ----------

    Net cash used in investing activities .......................    (184,891)    (170,764)      (43,662)      (106,804)
                                                                   ----------   ----------    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable .......................................      20,940      196,511       (53,025)       (88,901)
 Long-term debt borrowings ......................................      49,914       40,000       359,078         83,916
 Principal payments on long-term debt ...........................     (22,502)     (14,585)     (317,228)       (42,171)
 Changes in checks and drafts outstanding .......................      35,481       (6,137)      (28,141)        (7,548)
 Retirements of equity ..........................................     (28,697)     (23,797)       (4,442)       (36,880)
 Cash patronage dividends paid ..................................     (17,906)     (43,750)                     (35,898)
                                                                   ----------   ----------    ----------     ----------

    Net cash provided by (used in) financing activities .........      37,230      148,242       (43,758)      (127,482)
                                                                   ----------   ----------    ----------     ----------
NET CASH FLOWS OF CENEX, INC. FROM
 OCTOBER 1, 1997 THROUGH MAY 31, 1998 ..........................                                  14,734
                                                                   ----------   ----------    ----------     ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ..............................................      (19,274)     (44,341)       51,210         (4,706)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD .....................................................       75,667      120,008        68,798         73,504
                                                                   ----------   ----------    ----------     ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ......................................................  $   56,393   $   75,667    $  120,008     $   68,798
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Cenex Harvest States Cooperatives (Cenex Harvest States or the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, wheat milling and oilseed processing and refining, the Company provides its patrons with energy and agronomy products and other farm supplies. Sales are both domestic and international.

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

     As a result of the Combination, each holder of common stock of Cenex became a member of Cenex Harvest States, to the extent eligible for membership, and all equity interests of Cenex were determined and exchanged for equal equity interests in Cenex Harvest States at its stated dollar amount on a dollar-for-dollar basis, as more thoroughly set forth in the Plan of Combination. Prior to the Combination, Cenex's year end was September 30 and Harvest States Cooperatives' year end was May 31. Subsequent to the Combination, the Company changed its fiscal year end to August 31.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The Company's consolidated financial statements reflect the financial position and results of operations of the combined companies as if the merger had occurred on June 1, 1996. The consolidated statements of operations and cash flows for the year ended May 31, 1998, reflects the results of operations and cash flows of Harvest States Cooperatives for the year then ended combined with the results of operations and cash flows of Cenex for the year ended September 30, 1997. The consolidated results of operations of Cenex for the eight months ended May 31, 1998, have been excluded from the reported results of operations and, therefore, have been recorded as an adjustment to the Company's equities and cash flows in the consolidated statements of equities and comprehensive income and cash flows during the three months ended August 31, 1998.

     All significant transactions between Harvest States Cooperatives and Cenex prior to the Combination have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

     CONSOLIDATION -- The consolidated financial statements include the accounts of Cenex Harvest States and all of its wholly-owned and majority-owned subsidiaries, including National Cooperative Refinery Association (NCRA) and its wholly-owned and majority-owned subsidiaries. The effects of al significant intercompany transactions have been eliminated.

     On September 1, 1999, NCRA and Farmland Industries, Inc. (Farmland) formed Cooperative Refining, LLC (CRLLC), which was established to operate and manage the refineries and related pipelines and terminals of NCRA and Farmland. NCRA and Farmland contributed inventories of $73.8 million and $54.4 million, respectively, in exchange for their ownership interests. Effective August 30, 2000, NCRA gave notice of its intent to terminate and dissolve CRLLC, in accordance with the provisions of the agreements, effective no later than September 1, 2001.

     During 2000, the Company entered into a series of transactions the result of which was the exchange of its agronomy operations, consisting primarily of its interests in and ownership of the

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and related entities for a 25% equity ownership interest in Agriliance, LLC (Agriliance). Agriliance was created to be a distributor of crop nutrients, crop protection products and other agronomy inputs and services formerly owned by the Company, Land O'Lakes, Inc. (Land O'Lakes) and Farmland.

     During 2000, the Company had various immaterial acquisitions, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets and goodwill.

     CASH EQUIVALENTS -- Cash equivalents include short-term highly liquid investments with original maturities of three months or less at date of acquisition.

     INVENTORIES AND HEDGING -- Grain, processed grain, oilseed and processed oilseed are stated at market values including appropriate adjustments for open purchases, sales and futures contracts. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out
(LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods.

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

     Gains and losses on futures transactions related to energy inventories are credited or charged to cost of goods sold. Energy related gains and losses on hedge contracts not yet closed are accounted for as unrealized gains or losses and, accordingly, are deferred in the consolidated balance sheet. All other futures transactions are marked to market. Open hedge positions and deferred gains and losses for futures and options contracts were not significant as of August 31, 2000, 1999 and 1998.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a standard related to the accounting for derivative transactions and hedging activities. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted effective September 1, 2000, but is not expected to materially impact the Company's financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVESTMENTS -- Investments in cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded at the time qualified written notices of allocation are received. Joint ventures and other investments in which the Company has significant ownership and influence, but not control, are included in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale and are stated at market value, with unrealized amounts included in accumulated other comprehensive income (loss).

     PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS -- Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Leasehold rights and other intangible assets are amortized using the straight-line method over three to 50 years, primarily 15 to 20 years. The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs and minor renewals are expensed while costs of major renewals and betterments are capitalized.

     The Company periodically reviews property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     The Company's current policy for planned major maintenance activities is to accrue for those estimated costs, which primarily consist of direct maintenance expenses. The planned major maintenance activities are primarily related to the Company's energy refinery operations.

     REVENUE RECOGNITION -- Grain and oilseed sales are recorded at time of settlement. All other sales are recognized upon shipment to customers.

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

     INCOME TAXES -- The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on net income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

2.   RECEIVABLES

     Receivables as of August 31, 2000, 1999 and 1998 are as follows:

                                                     AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
     Trade .......................................    $834,349      $595,403     $474,454
     Other .......................................      23,643        34,493       20,377
                                                      --------      --------     --------
                                                       857,992       629,896      494,831
     Less allowances for doubtful accounts .......      23,249        23,255       23,315
                                                      --------      --------     --------
                                                      $834,743      $606,641     $471,516
                                                      ========      ========     ========

     All export sales are denominated in U.S. dollars. Export sales for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 are as follows:

                            FOR THE YEAR    FOR THE YEAR    FOR THE THREE    FOR THE YEAR
                                ENDED           ENDED        MONTHS ENDED       ENDED
                             AUGUST 31,      AUGUST 31,       AUGUST 31,       MAY 31,
                                2000            1999             1998            1998
                            ------------    ------------    -------------    ------------
                                                (DOLLARS IN MILLIONS)
     Africa ..............     $  191          $  158            $ 94           $  280
     Asia ................        552             310             149            1,217
     Europe ..............        304             358              79              404
     North America .......        324             198             104              331
     South America .......        119             122              10              268
                               ------          ------            ----           ------
                               $1,490          $1,146            $436           $2,500
                               ======          ======            ====           ======

3.   INVENTORIES

     Inventories as of August 31, 2000, 1999 and 1998 are as follows:

                                              AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                 2000           1999           1998
                                              ----------     ----------     ----------
                                                      (DOLLARS IN THOUSANDS)
     Energy ...............................    $286,276       $209,661      $170,544
     Grain and oilseed ....................     215,570        202,166       153,384
     Agronomy .............................                     69,050        67,760
     Processed grain and oilseed ..........      32,993         14,342        37,464
     Feed and farm supplies ...............      63,909         50,908        47,842
     Other ................................       3,637          3,576         2,740
                                               --------       --------      --------
                                               $602,385       $549,703      $479,734
                                               ========       ========      ========

     As of August 31, 2000, the Company valued approximately 40% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (29% and 22% as of August 31, 1999 and 1998, respectively). As of August 31, 2000, 1999 and 1998, reserves amounting to no dollars, $20.4 million and $61.7 million, respectively, have been established to reduce energy inventories to estimated market value. If the FIFO method of accounting for inventories had been used, inventories would have been higher than the reported amount by $86.3 million and $5.3 million at August 31, 2000

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

3.   INVENTORIES (CONTINUED)

and August 31, 1999, respectively. In fiscal 2000, the liquidation of certain LIFO layers decreased cost of goods sold by $4.3 million. The inventories in these LIFO layers were acquired in prior years at lower costs.


4.   INVESTMENTS

     Investments as of August 31, 2000, 1999 and 1998 are as follows:

                                                         AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                            2000           1999           1998
                                                         ----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
   Cooperatives:
    CF Industries, Inc. .............................     $152,996       $152,996      $152,996
    National Bank for Cooperatives (CoBank) .........       32,817         33,942        37,630
    Ag Processing, Inc. .............................       23,036         23,252        19,438
    Land O'Lakes, Inc. ..............................       21,967         19,256        15,489

   Joint Ventures:
    Ventura Foods, LLC ..............................       87,315         55,562        41,666
    Cenex/Land O'Lakes Agronomy Company .............                      36,933        34,068
    Agro Distribution, LLC ..........................                      45,741
    United Country Brands, LLC ......................       70,099
    Tacoma Export Marketing Company .................        9,378          8,821         6,849
   Other ............................................       53,603         51,393        39,198
                                                          --------       --------      --------
                                                          $451,211       $427,896      $347,334
                                                          ========       ========      ========

     In March 2000, the Company purchased an additional 10% interest in Ventura Foods, LLC, its consumer products and packaging joint venture for approximately $25.6 million. The Company now has a 50% interest in this joint venture.

     The following provides summarized financial information for Ventura Foods, LLC as of and for the periods indicated below.

                                                         AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                            2000           1999           1998
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
     Current assets ..................................    $133,112       $141,763      $125,898
     Non-current assets ..............................     222,334        220,037       176,573
     Current liabilities .............................     107,570        149,238       150,167
     Non-current liabilities .........................     117,822         97,232        73,689

                                 FOR THE 12       FOR THE 12      FOR THE THREE      FOR THE 12
                                MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                 AUGUST 31,       AUGUST 31,        AUGUST 31,         MAY 31,
                                    2000             1999              1998             1998
                                ------------     ------------     -------------     ------------
                                                    (DOLLARS IN THOUSANDS)
     Net sales ...............    $873,922         $881,016          $208,242         $780,501
     Gross profit ............     143,394          107,326            17,830           83,019
     Net income ..............      55,115           30,475             2,245           17,797

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

4.   INVESTMENTS (CONTINUED)

     Effective January 1, 2000, Cenex Harvest States, Farmland and Land O'Lakes created Agriliance, a distributor of crop nutrients, crop protections products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of Cenex Harvest States, Farmland and Land O'Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance, resulting in a gain of approximately $7.4 million. In July 2000, the Company exchanged its ownership in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC with a total investment of $64.7 million at July 31, 2000 for a 25% equity interest in Agriliance. Agriliance is also owned by Farmland (25%) and Land O'Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange.

     In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance then purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payable.

     The Company retained its ownership in CF Industries, Inc. an interregional cooperative involved in the manufacture of crop nutrient products, and its interest in an Agronomy distribution business in Canada.

     As of August 31, 2000, Agriliance reported current assets, non-current assets, current liabilities and non-current liabilities of $1.3 billion, $203.0 million, $1.2 billion and $160.9 million, respectively. Net sales, gross profits and net income for the one month period were not material.

     Effective July 1, 1999, St. Paul Bank for Cooperatives (St. Paul Bank) merged with CoBank and, as a result, the existing investment in St. Paul Bank was transferred to CoBank. The Company's investment in St. Paul Bank as of August 31, 1998 has been included with CoBank.

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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

5.   PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment as of August 31, 2000, 1999 and 1998 are as follows:

                                                         ESTIMATED
                                                        USEFUL LIFE    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                          IN YEARS        2000           1999           1998
                                                        -----------    ----------     ----------     ----------
                                                                        (DOLLARS IN THOUSANDS)
     Energy refineries .............................       3-40        $  682,823     $ 660,424      $ 633,149
     Distribution and general ......................       3-40           323,361       298,931        283,773
     Grain terminals and country elevators .........       3-50           304,451       272,311        243,005
     Energy pipelines and terminals ................       3-40           241,687       220,367        211,781
     Grain processing plants .......................       3-40           230,756       208,210        164,026
     Feed plants ...................................       3-40            26,630        27,216         27,081
     Construction in progress ......................                       79,163        64,508         77,548
                                                                       ----------     ---------      ---------
                                                                        1,888,871     1,751,967      1,640,363
     Less accumulated depreciation and
      amortization .................................                      854,103       783,634        724,593
                                                                       ----------     ---------      ---------
                                                                       $1,034,768     $ 968,333      $ 915,770
                                                                       ==========     =========      =========

6.   OTHER ASSETS

     Other assets as of August 31, 2000, 1999 and 1998 are as follows:

                                                                     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                                        2000           1999           1998
                                                                    ------------   ------------   -----------
                                                                              (DOLLARS IN THOUSANDS)
     Intangible assets, less accumulated amortization of
      $16,753, $15,348, and $20,886, respectively ...............     $ 44,904       $ 21,539       $22,888
     Prepaid pension cost and other benefit plan assets .........       92,767         78,668        52,825
     Notes receivable ...........................................        5,201          4,547         6,172
     Other assets ...............................................       12,531         15,256        15,149
                                                                      --------       --------       -------
                                                                      $155,403       $120,010       $97,034
                                                                      ========       ========       =======

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt as of August 31, 2000, 1999 and 1998 consisted of the following:

                                                INTEREST RATES
                                                 AT AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                     2000             2000           1999          1998
                                                --------------     ----------     ----------    ----------
                                                                           (DOLLARS IN THOUSANDS)
     Notes payable(a),(f) ...................   7.00% to 8.42%      $217,926       $196,986      $    475
                                                                    ========       ========      ========
     Long-term debt:
      Revolving term loans from
       cooperative banks, payable in
       installments through 2009, when the
       balance is due(b),(c),(f) ............   6.48% to 14.32%     $259,657       $227,211      $192,005
      Private placement, payable in equal
       installments beginning in 2008
       through 2013(d),(f) ..................       6.81%            225,000        225,000       225,000
      Industrial Revenue Bonds, payable in
       installments through 2010(e) .........   5.23% to 9.26%        18,535         27,045        36,155
      Other notes and contracts .............   4.00% to 12.00%        7,308          3,410         3,680
                                                                    --------       --------      --------
     Total long-term debt ...................                        510,500        482,666       456,840
      Less current portion ..................                         30,173         21,562        13,855
                                                                    --------       --------      --------
     Long-term portion ......................                       $480,327       $461,104      $442,985
                                                                    ========       ========      ========

------------------
(a) The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In June 1998, the Company established a 364-day credit facility of $400.0 million, and in May 2000, the Company renewed and expanded this credit facility to $500.0 million, all of which is committed, and of which $185.7 million was outstanding on August 31, 2000. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA with a syndication of banks in the amount of $50.0 million, all of which is committed, with $31.0 million outstanding on August 31, 2000. Other miscellaneous notes payable totaled $1.2 million at August 31, 2000.

(b) In June 1998, the Company established a $200.0 million five-year revolving credit facility with a syndication of banks. On August 31, 2000, the Company had an outstanding balance of $45.0 million.

(c) In June 1998, the Company repaid certain of its existing debt and established a new long-term credit agreement under which the term loan balance outstanding as of May 31, 1998 was repaid and partially refinanced through the new agreement. This long-term agreement committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2000, $157.4 million was outstanding. NCRA term loans are collateralized by NCRA's investment in CoBank.

(d) In June 1998, as a part of the refinancing program for the merged operations, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e) Industrial Revenue Bonds are collateralized by property, plant and equipment, primarily energy refinery equipment, with a cost of approximately $155.7 million, $155.9 million and $156.1 million, less accumulated depreciation of approximately $103.6 million, $97.5 million and $91.3 million as of August 31, 2000, 1999 and 1998, respectively.

(f) Restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     Based on quoted market prices for the same or similar issues, the fair value of long-term debt approximates book value as of August 31, 2000, 1999 and 1998.

     For the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, the Company capitalized interest of $2.7 million, $1.7 million, $0.4 million and $1.8 million, respectively.

     The aggregate amount of long-term debt payable as of August 31, 2000 is as follows (dollars in thousands):

     2001 .......................................................    $ 30,173
     2002 .......................................................      18,057
     2003 .......................................................      59,405
     2004 .......................................................      15,674
     2005 .......................................................      22,814
     Thereafter .................................................     364,377
                                                                     --------
                                                                     $510,500
                                                                     ========

8.   INCOME TAXES

     The provision for income taxes for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                           FOR THE       FOR THE     FOR THE THREE     FOR THE
                         YEAR ENDED    YEAR ENDED     MONTHS ENDED    YEAR ENDED
                         AUGUST 31,    AUGUST 31,      AUGUST 31,      MAY 31,
                            2000          1999            1998           1998
                         ----------    ----------    -------------    ----------
                                          (DOLLARS IN THOUSANDS)

     Current ..........    $4,347        $5,783         $ 5,189         $17,886
     Deferred .........      (467)        1,197          (2,294)          1,729
                           ------        ------         -------         -------
     Income taxes .....    $3,880        $6,980         $ 2,895         $19,615
                           ======        ======         =======         =======

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

8.   INCOME TAXES (CONTINUED)

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 2000, 1999 and 1998 are as follows:

                                                                      AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                                         2000           1999           1998
                                                                      ----------     ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
     Deferred tax assets:
      Accrued expenses and valuation reserves ....................      $10,970        $10,741       $10,017
      Postretirement health care and pension liabilities .........        3,282          3,665         3,137
      Alternative minimum tax credit and patronage loss
       carryforward ..............................................        4,842            883           920
      Other ......................................................        5,718          5,880         6,340
                                                                        -------        -------       -------
       Total deferred tax assets .................................       24,812         21,169        20,414
                                                                        -------        -------       -------
     Deferred tax liabilities:
      Property, plant and equipment ..............................        3,345          3,185         3,169
      Equity method investments ..................................       11,405          8,513         6,279
      Other ......................................................        3,289          3,165         3,505
                                                                        -------        -------       -------
       Total deferred tax liabilities ............................       18,039         14,863        12,953
                                                                        -------        -------       -------
     Net deferred tax assets .....................................      $ 6,773        $ 6,306       $ 7,461
                                                                        =======        =======       =======

     As of August 31, 2000, net deferred tax assets of approximately $2.7 million and $4.1 million are included in other current assets and other assets, respectively ($1.6 million and $4.7 million, respectively, as of August 31, 1999, and $3.5 million and $4.0 million, respectively, as of August 31, 1998).

     The reconciliation of the statutory federal income tax rate to the effective rate for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                                                      FOR THE       FOR THE     FOR THE THREE     FOR THE
                                                    YEAR ENDED    YEAR ENDED     MONTHS ENDED    YEAR ENDED
                                                    AUGUST 31,    AUGUST 31,      AUGUST 31,      MAY 31,
                                                       2000          1999            1998           1998
                                                    ----------    ----------    -------------    ----------
     Statutory federal income tax rate ..........       35.0%         35.0%          35.0%          35.0%
     State and local income taxes, net of
      federal income tax benefit ................        3.9           3.9            4.1            4.2
     Patronage earnings .........................      (37.3)        (24.1)         (67.4)         (29.1)
     Tax effect of changes in deferred
      patronage .................................        4.4          (6.8)          51.3            0.5
     Rate changes on deferred tax assets and
      liabilities ...............................       (2.5)          0.5          (11.2)
     Other ......................................        0.8          (1.0)           3.6           (0.6)
                                                       -----         -----          -----          -----
     Effective tax rate .........................        4.3%          7.5%          15.4%          10.0%
                                                       =====         =====          =====          =====

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

8.   INCOME TAXES (CONTINUED)

     The principal differences between financial statement income and taxable income for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 are as follows:

                                                      FOR THE        FOR THE      FOR THE THREE       FOR THE
                                                    YEAR ENDED     YEAR ENDED      MONTHS ENDED      YEAR ENDED
                                                    AUGUST 31,     AUGUST 31,       AUGUST 31,        MAY 31,
                                                       2000           1999             1998             1998
                                                    ----------     ----------     -------------      ----------
                                                                      (DOLLARS IN THOUSANDS)
     Income before income taxes ................    $  91,268      $  92,980        $  18,831       $  196,916
     Financial reporting/tax differences:
      Environmental reserves ...................         (728)         1,343             (563)           1,916
      Oil and gas activities, net ..............        2,600         18,005            8,448             (405)
      Energy inventory market reserves .........          (19)       (48,445)           7,150           (9,279)
      Other, net ...............................        3,255          9,258           12,310            2,488
      Patronage refund provisions ..............      (87,400)       (57,500)         (32,650)        (144,578)
                                                    ---------      ---------        ---------       ----------
     Taxable income ............................    $   8,976      $  15,641        $  13,526       $   47,058
                                                    =========      =========        =========       ==========

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

     Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, allocated to members in the form of nonpatronage equity certificates.

     Inactive direct members and patrons and active direct members and patrons age 61 and older on June 1, 1998 are eligible for redemption of their capital equity certificates at age 72 or death. For other active direct members and patrons and member cooperatives, equities will be redeemed annually as determined by the Board of Directors.

     In September 2000, the Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes. If the resolution is ratified by the members at its December 2000 annual meeting, patronage distributions will be based on financial statement earnings beginning in fiscal year 2001.

     On May 31, 1997, the Company completed an offering for the sale of equity participation units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which are persons or associations of producers actually engaged in the production of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of units held. Unit holders participate in the net patronage-sourced income from operations of the applicable Defined Business Unit as patronage refunds. Retirements of patrons' equities attributable to EPUs is at the discretion of the Board of Directors, and it is the Board's goal to retire such equity on a revolving basis seven years after declaration.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

9.   EQUITIES (CONTINUED)

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

     The following is a summary of share activity for common and preferred stock of Cenex for the eight months ended May 31, 1998 and for the year ended September 30, 1997:

                                                        COMMON     PREFERRED
                                                        ------     ----------

     Shares outstanding, October 1, 1996 ...........      827      20,051,324
     Patronage distribution ........................                2,115,756
     Equities retired, net .........................      (13)     (1,059,461)
     Other .........................................                 (107,515)
                                                          ---      ----------

     Shares outstanding, September 30, 1997 ........      814      21,000,104
     Patronage distribution ........................                2,578,292
     Equities retired, net .........................      (31)     (1,254,979)
     Other .........................................                 (201,856)
                                                          ---      ----------

     Shares outstanding, May 31, 1998 ..............      783      22,121,561
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

9.   EQUITIES (CONTINUED)

     DEFERRED PATRONAGE -- The Company follows the practice of accounting for deferred patronage charges and credits in a separate equity account instead of including such amounts in the unallocated capital reserve. Deferred patronage results from the fact that patronage distributions are primarily determined on the basis of taxable income rather than net income as reported in the consolidated financial statements. Deferred patronage consists of items which have been included in the computation of net income for financial statement purposes, but not for income tax or patronage purposes. As these items reverse, patronage refunds and deferred patronage are affected.


10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Effective June 1, 1998, the Company adopted SFAS No. 132, a standard on disclosure requirements related to pension and other postretirement benefits.

                                                PENSION BENEFITS                             OTHER BENEFITS
                                    ----------------------------------------     ----------------------------------------
                                    AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                       2000           1999           1998           2000           1999           1998
                                    ----------     ----------     ----------     ----------     ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
Change in benefit obligation:
 Benefit obligation at
  beginning of period ..........    $ 266,651      $ 265,045      $ 245,444       $ 28,543       $ 23,474      $ 22,210
 Service cost ..................        8,777          8,733          5,212            657          1,421           387
 Interest cost .................       18,058         17,817         11,771          1,470          1,769           956
 Plan participants'
  contributions ................                                                                                    131
 Plan amendments ...............          251         10,673            772         (7,679)          (630)
 Actuarial (gain) loss .........      (13,616)        (8,322)         6,021            226          3,993           517
 Assumption change .............                      (6,103)         5,348                          (146)          326
 Settlements ...................                         275            674
 Benefits paid .................      (22,062)       (21,467)       (10,197)        (1,778)        (1,338)       (1,053)
                                    ---------      ---------      ---------       --------       --------      --------
 Benefit obligation at end
  of period ....................    $ 258,059      $ 266,651      $ 265,045       $ 21,439       $ 28,543      $ 23,474
                                    =========      =========      =========       ========       ========      ========
Change in plan assets:
 Fair value of plan assets at
  beginning of period ..........    $ 259,360      $ 241,949      $ 252,659       $              $             $
 Actual return (loss) on
  plan assets ..................       22,240         35,622         (6,263)
 Company contributions .........        7,358          3,256          5,750          1,778          1,338           922
 Other .........................                                                                                    131
 Benefits paid .................      (22,062)       (21,467)       (10,197)        (1,778)        (1,338)       (1,053)
                                    ---------      ---------      ---------       --------       --------      --------
 Fair value of plan assets at
  end of period ................    $ 266,896      $ 259,360      $ 241,949       $     --       $     --      $     --
                                    =========      =========      =========       ========       ========      ========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

                                                    PENSION BENEFITS                              OTHER BENEFITS
                                        ----------------------------------------     ----------------------------------------
                                        AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                           2000           1999           1998           2000           1999           1998
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Funded status ......................    $   8,837      $  (7,291)     $ (23,096)     $ (21,439)     $ (28,543)     $ (23,474)
Employer contributions after
 measurement date ..................        4,586          5,331                         2,618            200             97
  Unrecognized actuarial loss
   (gain) ..........................       11,976         27,869         59,511         (9,046)        (2,341)        (6,372)
  Unrecognized transition
   (asset) obligation ..............       (1,570)        (2,690)        (3,938)        12,069         13,004         13,941
  Unrecognized prior service
   cost ............................       10,821         10,386            524           (660)          (592)             3
                                        ---------      ---------      ---------      ---------      ---------      ---------
  Prepaid benefit cost
   (accrued) .......................    $  34,650      $  33,605      $  33,001      $ (16,458)     $ (18,272)     $ (15,805)
                                        =========      =========      =========      =========      =========      =========
Amounts recognized on balance
 sheets consist of:
  Prepaid benefit cost .............    $  43,516      $  42,099      $  41,554      $              $              $
  Accrued benefit liability ........      (12,253)       (13,158)        (9,396)       (16,458)       (18,272)       (15,805)
  Intangible asset .................        2,148          3,272            350
  Accumulated other
   comprehensive loss ..............        1,239          1,392            493
                                        ---------      ---------      ---------      ---------      ---------      ---------
  Net amounts recognized ...........    $  34,650      $  33,605      $  33,001      $ (16,458)     $ (18,272)     $ (15,805)
                                        =========      =========      =========      =========      =========      =========

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2000. The rate was assumed to decrease gradually to 6.0% for 2003 and remain at that level thereafter.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

                                                 PENSION BENEFITS                                     OTHER BENEFITS
                               --------------------------------------------------  -------------------------------------------------
                                  FOR THE     FOR THE   FOR THE THREE    FOR THE     FOR THE     FOR THE   FOR THE THREE   FOR THE
                                YEAR ENDED  YEAR ENDED   MONTHS ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED   MONTHS ENDED  YEAR ENDED
                                AUGUST 31,  AUGUST 31,    AUGUST 31,     MAY 31,   AUGUST 31,  AUGUST 31,    AUGUST 31,    MAY 31,
                                   2000        1999          1998         1998        2000        1999          1998         1998
                                ----------  ----------  -------------  ----------  ----------  ----------  -------------  ----------
                                                                       (DOLLARS IN THOUSANDS)
Components of net periodic
 benefit cost:
  Service cost ...............  $    8,777  $    8,733   $    5,212    $    7,046    $  657      $1,421       $ 387        $  727
  Interest cost ..............      18,058      17,817       11,771        16,275     1,470       1,769         956         1,525
  Expected return on assets        (20,485)    (26,552)     (14,809)      (18,199)
  Prior service cost
   amortization ..............       1,182         812          214           189       (77)        (38)         (1)            1
  Actuarial (gain) loss
   amortization ..............        (530)      8,145          671         1,307      (604)        (82)       (268)         (354)
  Transition amount
   amortization ..............      (1,120)     (1,248)      (1,143)       (2,506)      936         936         503           937
  Special termination
   benefits ..................                                  674
  Other ......................                     275
                                ----------  ----------   ----------    ----------    ------      ------       ------       ------
  Net periodic benefit cost ..  $    5,882  $    7,982   $    2,590    $    4,112    $2,382      $4,006       $1,577       $2,836
                                ==========  ==========   ==========    ==========    ======      ======       =======      ======
Weighted-average
 assumptions:
  Discount rate ..............        7.50%       7.30%        6.83%         7.25%     7.50%       7.30%       6.85%         7.42%
  Expected return on plan
   assets ....................        9.00%       8.50%        8.63%         8.40%      N/A         N/A         N/A           N/A
  Rate of compensation
   increase ..................        5.00%       5.00%        5.02%         5.08%     5.00%       5.00%       4.90%         5.13%

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2000, 1999 and 1998:

                                                                          AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                                             2000           1999           1998
                                                                          ----------     ----------     ----------
                                                                                  (DOLLARS IN THOUSANDS)
   Projected benefit obligation ......................................      $23,864        $25,264        $22,268
   Accumulated benefit obligation ....................................       19,978         19,746         17,002
   Fair value of plan assets .........................................        8,602          8,092          7,604

     The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

     The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were approximately $4.6 million, $4.5 million, $1.1 million and $4.2 million, for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                                          1% POINT      1% POINT
                                                                                          INCREASE      DECREASE
                                                                                         ----------   -----------
                                                                                          (DOLLARS IN THOUSANDS)
   Effect on total of service and interest
    cost components ..................................................................     $  177      $   (150)
   Effect on postretirement benefit obligation .......................................      1,350        (1,170)

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

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

     Segment information for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                                                                                    PROCESSED
                                                                GRAIN MARKETING     GRAIN AND
                                                                   AND FARM         CONSUMER
                                    AGRONOMY      ENERGY      MARKETING & SUPPLY    PRODUCTS     OTHER        TOTAL
                                    --------    ----------    ------------------    ---------   --------    ----------
                                                                 (DOLLARS IN THOUSANDS)
For the year ended August 31,
 2000:
Net sales .......................   $768,449    $2,903,878        $4,210,129        $553,349    $           $8,435,805
Patronage dividends .............        224           311             4,544             100         315         5,494
Other revenues ..................         80         3,649            83,172          24,357      18,864       130,122
                                    --------    ----------        ----------        --------    --------    ----------
                                     768,753     2,907,838         4,297,845         577,806      19,179     8,571,421
Cost of goods sold ..............    723,133     2,805,954         4,196,139         512,769                 8,237,995
Marketing, general and
 administrative .................     20,832        44,350            54,494          23,571      16,799       160,046
Interest ........................     (3,512)       27,926            21,879           9,851       1,422        57,566
Minority interests ..............                   24,443               (14)                        117        24,546
                                    --------    ----------        ----------        --------    --------    ----------
Income before income taxes ......   $ 28,300    $    5,165        $   25,347        $ 31,615    $    841    $   91,268
                                    ========    ==========        ==========        ========    ========    ==========
Total identifiable assets at
 August 31, 2000 ................   $228,277    $1,379,019        $  926,992        $391,286    $247,106    $3,172,680
                                    ========    ==========        ==========        ========    ========    ==========
For the year ended August 31,
 1999:
Net sales .......................   $593,927    $1,345,772        $3,857,042        $531,877    $           $6,328,618
Patronage dividends .............        184        (1,236)            7,109            (492)        311         5,876
Other revenues ..................     (4,313)          924            72,506          12,197      18,717       100,031
                                    --------    ----------        ----------        --------    --------    ----------
                                     589,798     1,345,460         3,936,657         543,582      19,028     6,434,525
Cost of goods sold ..............    558,536     1,228,472         3,844,974         508,598                 6,140,580
Marketing, general and
 administrative .................     16,605        47,536            48,965          17,854      17,550       148,510
Interest ........................      1,413        16,584            18,378           6,561        (498)       42,438
Minority interests ..............                    9,889                                           128        10,017
                                    --------    ----------        ----------        --------    --------    ----------
Income before income taxes ......   $ 13,244    $   42,979        $   24,340        $ 10,569    $  1,848    $   92,980
                                    ========    ==========        ==========        ========    ========    ==========
Total identifiable assets at
 August 31, 1999 ................   $361,381    $1,112,127        $  780,973        $293,499    $239,684    $2,787,664
                                    ========    ==========        ==========        ========    ========    ==========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

11.  SEGMENT REPORTING (CONTINUED)

                                                                                       PROCESSED
                                                                   GRAIN MARKETING     GRAIN AND
                                                                      AND FARM         CONSUMER
                                         AGRONOMY     ENERGY     MARKETING & SUPPLY    PRODUCTS    OTHER        TOTAL
                                         --------   ----------   ------------------    ---------  --------    ----------
For the three months ended
 August 31, 1998:
Net sales .............................  $ 91,231   $  343,747        $  937,630       $145,645   $           $1,518,253
Patronage dividends ...................                     51             4,913                       147         5,111
Other revenues ........................                     25            12,651          1,888      4,707        19,271
                                         --------   ----------        ----------       --------   --------    ----------
                                           91,231      343,823           955,194        147,533      4,854     1,542,635
Cost of goods sold ....................    86,377      306,768           941,380        138,718                1,473,243
Marketing, general and
 administrative .......................     3,813       12,340            10,633          3,937      4,275        34,998
Interest ..............................        78        4,389             6,193          1,208        443        12,311
Minority interests ....................                  3,260               (72)                       64         3,252
                                         --------   ----------        ----------       --------   --------    ----------
Income (loss) before income taxes .....  $    963   $   17,066        $   (2,940)      $  3,670   $     72    $   18,831
                                         ========   ==========        ==========       ========   ========    ==========
Total identifiable assets at
 August 31, 1998 ......................  $314,469   $  943,004        $  693,567       $296,340   $221,723    $2,469,103
                                         ========   ==========        ==========       ========   ========    ==========
For the year ended May 31, 1998:
Net sales .............................  $696,441   $1,858,069        $5,175,616       $615,049   $           $8,345,175
Patronage dividends ...................    57,552        1,276            11,136                       423        70,387
Other revenues ........................                    434            71,767         10,284     16,035        98,520
                                         --------   ----------        ----------       --------   --------    ----------
                                          753,993    1,859,779         5,258,519        625,333     16,458     8,514,082
Cost of goods sold ....................   662,238    1,739,809         5,179,290        568,268                8,149,605
Marketing, general and
 administrative .......................    14,637       42,637            39,265         13,830     15,692       126,061
Interest ..............................        43       15,163            15,741          4,143       (470)       34,620
Minority interests ....................                  6,749                                         131         6,880
                                         --------   ----------        ----------       --------   --------    ----------
Income before income taxes ............  $ 77,075   $   55,421        $   24,223       $ 39,092   $  1,105    $  196,916
                                         ========   ==========        ==========       ========   ========    ==========

     Assets included in Other primarily consist of intercompany transactions and corporate facilities.

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

     INTERNAL REVENUE SERVICE -- Certain income tax returns have been reviewed by the Internal Revenue Service and various state tax authorities. In connection with these reviews, certain adjustments have been proposed which, if upheld, could result in additional tax liability to the Company. While the outcome of

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


any proposed adjustments may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that any tax assessment which may result from these adjustments will not have a material adverse effect on the consolidated financial position of the Company.

     GRAIN STORAGE -- As of August 31, 2000, 1999 and 1998, the Company stored grain and processed grain products for third parties totaling $127.0 million, $99.4 million and $111.5 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company's inventories.

     GUARANTEES -- The Company is a guarantor for lines of credit for related companies totaling up to $35.0 million, of which $4.9 million was outstanding as of August 31, 2000. All outstanding loans with respective creditors are current as of August 31, 2000.

     LEASE COMMITMENTS -- The Company leases approximately 2,900 rail cars with remaining lease terms of one to 10 years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was approximately $38.0 million, $29.8 million, $8.6 million and $30.5 million for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively. Mileage credits and sublease income were approximately $8.7 million, $12.8 million, $4.7 million and $14.2 million for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively.

     Minimum future lease payments required under noncancellable operating leases as of August 31, 2000 are as follows:

                                                                                EQUIPMENT
                                                      RAIL CARS    VEHICLES     AND OTHER     TOTAL
                                                      ---------    --------     ---------     -----
                                                                  (DOLLARS IN THOUSANDS)
     2001 ........................................     $14,248     $ 7,785       $11,954    $ 33,987
     2002 ........................................      10,968       5,589        11,400      27,957
     2003 ........................................       7,149       3,652         9,671      20,472
     2004 ........................................       3,353       2,450         8,154      13,957
     2005 ........................................       1,879       1,708         1,939       5,526
     Thereafter ..................................       6,433       3,935         4,616      14,984
                                                       -------     -------       -------    --------
     Total minimum future lease payments .........     $44,030     $25,119       $47,734    $116,883
                                                       =======     =======       =======    ========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

13.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                                                    FOR THE        FOR THE      FOR THE THREE      FOR THE
                                                  YEAR ENDED     YEAR ENDED      MONTHS ENDED     YEAR ENDED
                                                  AUGUST 31,     AUGUST 31,       AUGUST 31,       MAY 31,
                                                     2000           1999             1998            1998
                                                  ----------     ----------     -------------     ----------
                                                                    (DOLLARS IN THOUSANDS)
  Net cash paid during the period for:
   Interest ..................................      $57,062        $42,765         $10,851         $36,632
   Income taxes ..............................        3,785          8,161           8,248          21,409
  Other significant noncash transactions:
   Contribution of inventories from minority
    interest .................................       54,399
   Capital equity certificates issued in
    exchange for elevator properties .........        7,921         14,714             911          10,561

     Summarized financial information of Cenex for the period October 1, 1997 through May 31, 1998 is as follows (dollars in thousands):

   Net sales ................................................................................    $1,798,219
   Net income ...............................................................................        62,776
   Cash flow from:
    Operating activities ....................................................................    $   83,118
    Investing activities ....................................................................       (49,666)
    Financing activities ....................................................................       (18,718)
                                                                                                 ----------
   Net cash flow ............................................................................    $   14,734
                                                                                                 ==========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

14.  UNAUDITED INTERIM INFORMATION

     As discussed in Note 1, effective June 1, 1998, subsequent to the merger, the Company changed its fiscal year end to August 31. Therefore, the transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows (unaudited):

                                                               UNAUDITED
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)

     Revenues:
      Grain and oilseed ..............................       $1,030,047
      Energy .........................................          414,948
      Agronomy .......................................          138,673
      Feed and farm supplies .........................          126,568
      Processed grain and oilseed ....................          130,770
                                                             ----------
                                                             $1,841,006
                                                             ----------

     Cost of goods sold ..............................       $1,780,171
     Income taxes ....................................            8,865
     Net income ......................................           35,211

     Net cash provided by operating activities .......          126,038
     Net cash used in investing activities ...........          (24,507)
     Net cash used in financing activities ...........         (130,251)

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Members and Patrons of Cenex Harvest States Cooperatives:

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, equities and comprehensive income and cash flows present fairly, in all material respects, the financial position of Cenex Harvest States Cooperatives and subsidiaries as of August 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, equities and comprehensive income and cash flows for the year ended May 31, 1998, give retroactive effect to the merger of Harvest States Cooperatives and CENEX, Inc. on June 1, 1998, in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Harvest States Cooperatives, which statements reflect approximately 29% of total net income for the year ended May 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Harvest States Cooperatives, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 20, 2000

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                                                  AUGUST 31,
                                                       ---------------------------------
                                                        2000         1999         1998
                                                       -------      -------      -------
                                                             (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Receivables ......................................    $30,011      $24,650      $28,703
 Inventories ......................................     25,449       17,084       18,569
 Other current assets .............................         18
                                                       -------      -------      -------
 Total current assets .............................     55,478       41,734       47,272

Property, plant and equipment .....................     40,270       39,001       35,596
                                                       -------      -------      -------
 TOTAL ASSETS .....................................    $95,748      $80,735      $82,868
                                                       =======      =======      =======
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $15,891      $ 9,546      $15,071
 Accounts payable .................................      9,028        5,768        7,547
 Accrued expenses .................................      5,976        4,227        1,773
                                                       -------      -------      -------
  Total liabilities ...............................     30,895       19,541       24,391

Commitments and contingencies
Defined Business Unit equity ......................     64,853       61,194       58,477
                                                       -------      -------      -------
 TOTAL LIABILITIES AND DEFINED BUSINESS
  UNIT EQUITY .....................................    $95,748      $80,735      $82,868
                                                       =======      =======      =======


    The accompanying notes are an integral part of the financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS


                                                     FOR THE YEARS ENDED      FOR THE THREE     FOR THE
                                                         AUGUST 31,            MONTHS ENDED    YEAR ENDED
                                                    ----------------------      AUGUST 31,       MAY 31,
                                                      2000          1999           1998           1998
                                                    --------      --------    -------------    ----------
                                                                   (DOLLARS IN THOUSANDS)
REVENUES:
 Processed oilseed sales .......................    $325,219      $358,042       $ 98,919       $410,386
 Other revenues ................................         160            30          1,115          1,746
                                                    --------      --------       --------       --------
                                                     325,379       358,072        100,034        412,132
                                                    --------      --------       --------       --------
COST AND EXPENSES:
 Cost of goods sold ............................     300,225       338,386         95,304        379,272
 Marketing, general and administrative .........       5,131         5,095          1,257          4,730
 Interest ......................................          18           557            251            380
                                                    --------      --------       --------       --------
                                                     305,374       344,038         96,812        384,382
                                                    --------      --------       --------       --------
INCOME BEFORE INCOME TAXES .....................      20,005        14,034          3,222         27,750
PROVISION FOR INCOME TAXES .....................       1,330           800            525          1,825
                                                    --------      --------       --------       --------
NET INCOME .....................................    $ 18,675      $ 13,234       $  2,697       $ 25,925
                                                    ========      ========       ========       ========


    The accompanying notes are an integral part of the financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                       STATEMENTS OF DEFINED BUSINESS UNIT
                         EQUITY AND COMPREHENSIVE INCOME
       FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999, FOR THE THREE MONTHS
            ENDED AUGUST 31, 1998 AND FOR THE YEAR ENDED MAY 31, 1998
                             (DOLLARS IN THOUSANDS)


BALANCE, JUNE 1, 1997 ...........................................   $  53,391

 Net and comprehensive income ...................................      25,925
 Defined Business Unit equity distributed to the Company ........     (21,252)
                                                                    ---------

BALANCE, MAY 31, 1998 ...........................................      58,064

 Net and comprehensive income ...................................       2,697
 Defined Business Unit equity distributed to the Company ........      (2,284)
                                                                    ---------

BALANCE, AUGUST 31, 1998 ........................................      58,477

 Net and comprehensive income ...................................      13,234
 Defined Business Unit equity distributed to the Company ........     (10,517)
                                                                    ---------

BALANCE, AUGUST 31, 1999 ........................................      61,194

 Net and comprehensive income ...................................      18,675
 Defined Business Unit equity distributed to the Company ........     (15,016)
                                                                    ---------

BALANCE, AUGUST 31, 2000 ........................................   $  64,853
                                                                    =========


    The accompanying notes are an integral part of the financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED        FOR THE THREE      FOR THE
                                                              AUGUST 31,              MONTHS ENDED     YEAR ENDED
                                                      ---------------------------      AUGUST 31,       MAY 31,
                                                          2000           1999             1998            1998
                                                      ------------   ------------    -------------     ----------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income .......................................    $  18,675      $  13,234        $   2,697       $  25,925
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation ...................................        2,609          2,330              551           2,021
    Loss (gain) on sale of property, plant and
     equipment .....................................           35            204                             (658)
  Changes in operating assets and liabilities:
    Receivables ....................................       (5,361)         4,053            3,882           1,584
    Inventories ....................................       (8,365)         1,485            5,190            (908)
    Other current assets ...........................          (18)                            185           2,125
    Accounts payable and accrued expenses ..........        5,009            675           (1,207)         (2,913)
                                                        ---------      ---------        ---------       ---------
     Net cash provided by operating activities             12,584         21,981           11,298          27,176
                                                        ---------      ---------        ---------       ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition of property, plant and equipment             (3,936)        (5,939)          (1,195)        (13,953)
  Proceeds from disposition of property, plant
   and equipment ...................................           23                                          10,723
                                                        ---------      ---------        ---------       ---------
     Net cash used in investing activities .........       (3,913)        (5,939)          (1,195)         (3,230)
                                                        ---------      ---------        ---------       ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Changes in due to Cenex Harvest States
   Cooperatives ....................................        6,345         (5,525)          (7,819)         (2,694)
  Defined Business Unit equity distributed to
   the Company .....................................      (15,016)       (10,517)          (2,284)        (21,252)
                                                        ---------      ---------        ---------       ---------
     Net cash used in financing activities .........       (8,671)       (16,042)         (10,103)        (23,946)
                                                        ---------      ---------        ---------       ---------
INCREASE (DECREASE) IN CASH ........................           --             --               --              --
CASH AT BEGINNING OF PERIOD ........................           --             --               --              --
                                                        ---------      ---------        ---------       ---------
CASH AT END OF PERIOD ..............................    $      --      $      --        $      --       $      --
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

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' Oilseed Processing and Refining Defined Business Unit (the Defined Business
Unit) is a Defined Business Unit of Cenex Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates a single soybean crushing and oil refining plant in Mankato, Minnesota and serves customers throughout the United States of America.

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

     In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a standard related to the accounting for derivative transactions and hedging activities. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted effective September 1, 2000, but is not expected to materially impact the Company's financial statements.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

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

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES -- Net income generated on oilseed purchased by the Defined Business Unit from nonmembers is characterized as nonpatronage income and is, therefore, taxable. Net income generated on oilseed purchased from the Company and holders of Equity Participation Units (EPUs) is considered to be patronage to the extent of the Company's patronage purchase percentage of that particular commodity; the other portion of such income is considered nonpatronage and is, therefore, taxable.

     Results of operations of the Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company's policy provides for the payment of taxes as calculated on an individual company basis for each of its defined business units and divisions, accordingly, the Defined Business Unit has recorded tax expense as though on a stand alone basis.

     In September 2000, the Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes. If the resolution is ratified by the Company's members at its December 2000 annual meeting, patronage distributions will be based on financial statement earnings beginning in fiscal year 2001.

     REVENUE RECOGNITION -- Sales of processed oilseeds are recognized upon shipment to customers, primarily with FOB shipping point terms.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RECEIVABLES

     Receivables at August 31, 2000, 1999 and 1998 are as follows:

                                                        2000         1999         1998
                                                      -------      -------      -------
     Trade .......................................    $30,406      $25,045      $29,098
     Less allowance for doubtful accounts ........        395          395          395
                                                      -------      -------      -------
                                                      $30,011      $24,650      $28,703
                                                      =======      =======      =======

     Sales to one customer accounted for 17% and 25% of total sales for the years ended August 31, 2000 and 1999, respectively. Sales to two customers accounted for 25% and 10% of total sales for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively.


3.   INVENTORIES

     Inventories at August 31, 2000, 1999 and 1998 are as follows:

                                                        2000         1999         1998
                                                      -------      -------      -------
     Processed oilseed products ..................    $22,075      $11,918      $17,857
     Oilseed .....................................      3,374        5,166          712
                                                      -------      -------      -------
                                                      $25,449      $17,084      $18,569
                                                      =======      =======      =======

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


4.   PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment at August 31, 2000, 1999 and 1998 are as follows:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                          IN YEARS        2000        1999        1998
                                                         -----------    -------     -------     -------
     Land ...........................................                   $ 2,072     $ 2,096     $   763
     Elevators, crushing plant and refinery .........     15 to 20       23,970      23,270      22,103
     Machinery and equipment ........................      5 to 18       60,434      56,266      51,565
     Furniture and fixtures .........................      3 to 12          473         424         379
     Other ..........................................      5 to 12           71          71         103
     Construction in progress .......................                     2,719       3,741       5,626
                                                                        -------     -------     -------
                                                                         89,739      85,868      80,539
     Less accumulated depreciation ..................                    49,469      46,867      44,943
                                                                        -------     -------     -------
                                                                        $40,270     $39,001     $35,596
                                                                        =======     =======     =======


5.   DUE TO CENEX HARVEST STATES COOPERATIVES

     The Defined Business Unit satisfies its working capital needs through borrowings, both long-and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this arrangement at August 31, 2000, 1999 and 1998 totaled $15,891, $9,546 and $15,071, respectively.

     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate that approximates the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 6.7% for the year ended August 31, 2000 and 5.8% for the year ended August 31, 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998. Amounts due from the Company receive interest in the same manner at the same rate.

     Long-term borrowings, if needed, could be obtained at the Company's long-term borrowing rate. No long-term borrowings were outstanding at August 31, 2000, 1999 or 1998.


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


7.   RETIREMENT PLANS

     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees, including those employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal laws and regulations. Plan assets consist principally of corporate obligations, U.S. government

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


7.   RETIREMENT PLANS (CONTINUED)

bonds, money market funds and immediate participation guarantee contracts. Pension costs charged to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, were approximately $281, $538, $135 and $120, respectively.

     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at August 31, 2000, 1999 and 1998 for the Company's plan is as follows:

                                                                              2000          1999          1998
                                                                            --------      --------      -------
     Projected benefit obligation for service rendered to date .........    $190,709      $196,034      $92,854
     Plan assets at fair value .........................................     187,413       175,376       84,961

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.5% at August 31, 2000 (7.0% at August 31, 1999 and 1998) and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the years ended August 31, 2000 and 1999, and 8.5% for the three months ended August 31, 1998 and for the year ended May 31, 1998.


8.   POSTRETIREMENT MEDICAL AND OTHER BENEFITS

     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 2000, 1999 and 1998:

                                                                            2000          1999          1998
                                                                          --------     ---------      --------
     Total postretirement benefit obligation .........................    $ 15,700     $  23,290      $ 10,408
     Unrecognized transition obligation ..............................      (9,425)      (10,158)       (7,835)
     Unrecognized net gains ..........................................       6,708         2,026         1,864
                                                                          --------     ---------      --------
     Accrued postretirement medical and other benefit costs ..........    $ 12,983     $  15,158      $  4,437
                                                                          ========     =========      ========

     The net periodic costs charged to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were approximately $382, $258, $87 and $246, respectively.

     The calculations assumed a discount rate of 7.5% at August 31, 2000 (7.0% at August 31, 1999 and 1998, and 7.75% at May 31, 1998) and a health care cost trend rate of 7.5% for the year ending August 31, 2000, declining to 6.0% for 2003 and remaining at that level thereafter.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


9.   INCOME TAXES

     A reconciliation of the statutory federal tax rate to the effective rate for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                                                                                      FOR THE
                                                       FOR THE        FOR THE      THREE MONTHS      FOR THE
                                                     YEAR ENDED     YEAR ENDED         ENDED        YEAR ENDED
                                                     AUGUST 31,     AUGUST 31,      AUGUST 31,       MAY 31,
                                                        2000           1999            1998            1998
                                                     ----------     ----------     ------------     ----------
     Statutory federal income tax rate ..........       35.0%          35.0%           35.0%           35.0%
     State and local income taxes, net of federal
      income tax benefit ........................        4.1            4.1             4.1             5.0
     Patronage earnings .........................      (32.5)         (33.4)          (23.2)          (32.7)
     Other, net .................................                                        .4             (.7)
                                                       -----          -----           -----           -----
     Effective rate .............................        6.6%           5.7%           16.3%            6.6%
                                                       =====          =====           =====           =====


     The Defined Business Unit has no significant deferred income tax assets or liabilities.


10.  COMMITMENTS AND CONTINGENCIES

     Noncancellable operating leases for approximately 361 rail cars with remaining lease terms of one to fifteen years are used by the Defined Business Unit. In September 1997, the Defined Business Unit (the Lessee) entered into a sales leaseback agreement. After 111 months, the Lessee has the option to: (i) purchase the equipment at fair market value; (ii) continue the lease; or (iii) return the equipment to the Lessor and pay a maximum termination fee of $719 contingent upon the Lessor's inability to recover the full value of the equipment, as determined from the casualty loss value schedule in the lease agreement. After 120 months, the Lessee has the option to: (i) purchase the equipment at fair market value, limited to 10% of the net equipment cost at lease inception; (ii) renew the lease for a period of 36 months; or (iii) return the equipment to the Lessor.

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $3,848, $3,326, $933 and $2,717 for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998, and for the year ended May 31, 1998, respectively.

     Minimum future rental payments due under noncancellable operating leases at August 31, 2000 are as follows:

     2001 .......................................................................................    $ 3,092
     2002 .......................................................................................      2,806
     2003 .......................................................................................      2,670
     2004 .......................................................................................      2,365
     2005 .......................................................................................      2,226
     2006 and thereafter ........................................................................      9,772
                                                                                                     -------
                                                                                                     $22,931
                                                                                                     =======

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

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     At August 31, 2000, the operations of the Defined Business Unit had outstanding oilseed purchase contracts of 526,759 bushels at prices ranging from $4.51 per bushel to $5.62 per bushel, and outstanding oil purchase contracts of 139,314,691 pounds at prices ranging from $0.12 per pound to $0.21 per pound. In addition, the operations of the Defined Business Unit had outstanding priced sales contracts totaling approximately $51,146.

     In connection with the Defined Business Unit's proposed construction of a crushing plant in Fairmont, Minnesota, the City of Fairmont paid $897 to the Defined Business Unit during fiscal 1999. The Defined Business Unit will have to repay this amount to the City of Fairmont in the event it does not meet specified construction target dates. Therefore, this payment has been included in accrued expenses on the balance sheet at August 31, 2000 and 1999.


11.  RELATED PARTY TRANSACTIONS

     Revenues for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 include $59,833, $94,072, $22,908 and $101,440, respectively, to related parties, primarily the Company.

     The Defined Business Unit purchases a portion of its soybeans from the Company. Included in cost of goods sold for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were $14,849, $18,180, $5,110 and $19,875, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its Defined Business Units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the Defined Business Units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to the Defined Business Units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were $900, $900, $225 and $900, respectively.


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities are as follows for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998:

                                                                                 FOR THE
                                                  FOR THE        FOR THE      THREE MONTHS      FOR THE
                                                YEAR ENDED     YEAR ENDED         ENDED        YEAR ENDED
                                                AUGUST 31,     AUGUST 31,      AUGUST 31,       MAY 31,
                                                   2000           1999            1998            1998
                                                ----------     ----------     ------------     ----------
     Net cash paid to the Company during the
      period for:
       Interest .............................     $   18          $557            $251            $380
       Income taxes .........................      1,330           800             525             790


13.  UNAUDITED INTERIM FINANCIAL INFORMATION

     As discussed in Note 1, effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. Prior to the merger, Harvest States Cooperatives' and the Defined Business Unit's year end was May 31 and CENEX, Inc.'s year end was September 30. Subsequent to the merger, the Company and the Defined Business Unit changed its fiscal year end to

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)


13.  UNAUDITED INTERIM FINANCIAL INFORMATION (CONTINUED)

August 31. Therefore, the transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows:

                                                             UNAUDITED
                                                             ---------
     Processed oilseed sales ............................    $  86,349
     Cost of goods sold .................................       62,481
     Provision for income taxes .........................          675
     Net income .........................................        3,160

     Net cash provided by operating activities ..........    $  21,200
     Net cash used in investing activities ..............       (7,771)
     Net cash used in financing activities ..............      (13,429)
                                                             ---------
      Net cash flows ....................................    $      --
                                                             =========

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, Defined Business Unit equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Oilseed Processing and Refining Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years ended August 31, 2000 and 1999, and for the three months ended August 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 20, 2000

                          INDEPENDENT AUDITORS' REPORT







Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the statements of operations, defined business unit equity and comprehensive income (loss), and cash flows of the Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit), formerly known as Honeymead Products Company, a defined business unit of Cenex Harvest States Cooperatives, for the year ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of operations and the cash flows of the Defined Business Unit for the year ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
Minneapolis, MN

July 24, 1998

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS

                                                                   AUGUST 31,
                                                       ----------------------------------
                                                         2000         1999         1998
                                                       --------     --------     --------
                                                             (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Receivables ......................................    $ 33,737     $ 30,960     $ 35,228
 Inventories ......................................      19,537       14,339       18,895
 Other current assets .............................          83          210          429
                                                       --------     --------     --------
   Total current assets ...........................      53,357       45,509       54,552

Property, plant and equipment .....................     128,151      110,547       97,428
Intangible assets .................................       8,348        9,415       10,481
                                                       --------     --------     --------
   TOTAL ASSETS ...................................    $189,856     $165,471     $162,461
                                                       ========     ========     ========
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $ 67,956     $ 48,938     $ 33,238
 Accounts payable .................................       5,201        7,238       11,003
 Accrued expenses .................................       3,462        4,440        1,667
 Current portion of long-term debt ................       7,410       10,005       10,005
                                                       --------     --------     --------
   Total current liabilities ......................      84,029       70,621       55,913

Long-term debt, net of current portion ............      40,100       28,510       38,515
Commitments and contingencies
Defined Business Unit equity ......................      65,727       66,340       68,033
                                                       --------     --------     --------
   TOTAL LIABILITIES AND DEFINED BUSINESS
    UNIT EQUITY ...................................    $189,856     $165,471     $162,461
                                                       ========     ========     ========


    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED        FOR THE THREE     FOR THE
                                                           AUGUST 31,              MONTHS ENDED    YEAR ENDED
                                                   ---------------------------      AUGUST 31,      MAY 31,
                                                       2000           1999             1998           1998
                                                   -----------   -------------    -------------    ----------
                                                                     (DOLLARS IN THOUSANDS)
REVENUES:
 Processed grain sales .........................    $219,333       $ 174,133         $46,914       $205,282
 Other revenues ................................                                                      1,820
                                                    --------       ---------         -------       --------
                                                     219,333         174,133          46,914        207,102
                                                    --------       ---------         -------       --------
COST AND EXPENSES:
 Cost of goods sold ............................     206,710         170,510          43,733        189,614
 Marketing, general and administrative .........      13,146          10,610           2,071          8,072
 Interest ......................................       6,876           5,184             843          3,122
 Other .........................................         170             826                            162
                                                    --------       ---------         -------       --------
                                                     226,902         187,130          46,647        200,970
                                                    --------       ---------         -------       --------

(LOSS) INCOME BEFORE INCOME TAXES ..............      (7,569)        (12,997)            267          6,132
(BENEFIT) PROVISION FOR INCOME TAXES                    (965)         (1,125)             25            475
                                                    --------       ---------         -------       --------
   NET (LOSS) INCOME ...........................    $ (6,604)      $ (11,872)        $   242       $  5,657
                                                    ========       =========         =======       ========


    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                       STATEMENTS OF DEFINED BUSINESS UNIT
                     EQUITY AND COMPREHENSIVE INCOME (LOSS)
           FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999, FOR THE THREE
        MONTHS ENDED AUGUST 31, 1998, AND FOR THE YEAR ENDED MAY 31, 1998
                             (DOLLARS IN THOUSANDS)

BALANCE, JUNE 1, 1997 ...........................................   $  27,797

 Capital contributed from Harvest States Cooperatives ...........      38,800
 Net and comprehensive income ...................................       5,657
 Defined Business Unit equity distributed to the Company ........      (4,296)
                                                                    ---------

BALANCE, MAY 31, 1998 ...........................................      67,958

 Net and comprehensive income ...................................         242
 Defined Business Unit equity distributed to the Company ........        (167)
                                                                    ---------

BALANCE, AUGUST 31, 1998 ........................................      68,033

 Net and comprehensive loss .....................................     (11,872)
 Defined Business Unit equity loss allocated to the Company .....      10,179
                                                                    ---------

BALANCE, AUGUST 31, 1999 ........................................      66,340

 Net and comprehensive loss .....................................      (6,604)
 Defined Business Unit equity loss allocated to the Company .....       5,991
                                                                    ---------

BALANCE, AUGUST 31, 2000 ........................................   $  65,727
                                                                    =========


    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED         FOR THE THREE      FOR THE
                                                             AUGUST 31,              MONTHS ENDED     YEAR ENDED
                                                    ----------------------------      AUGUST 31,       MAY 31,
                                                        2000             1999           1998            1998
                                                    -----------      -----------    -------------     ----------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) income ..............................    $  (6,604)      $ (11,872)       $     242       $   5,657
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating
   activities:
    Depreciation and amortization ................        7,309           5,928            1,257           4,717
    Loss on disposal of property, plant and
     equipment ...................................          171             757                              162
    Changes in operating assets and liabilities:
     Receivables .................................       (2,777)          4,268              530          (8,897)
     Inventories .................................       (5,198)          4,556           (5,109)         (1,513)
     Other current assets ........................          127             219              (37)            448
     Accounts payable and accrued expenses .......       (3,015)           (992)           2,265             911
                                                      ---------       ---------        ---------       ---------
       Net cash (used in) provided by
        operating activities .....................       (9,987)          2,864             (852)          1,485
                                                      ---------       ---------        ---------       ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition of property, plant and equipment          (24,118)        (18,738)         (12,791)        (20,310)
  Proceeds from the sale of property, plant and
   equipment .....................................          101
                                                      ---------       ---------        ---------       ---------
       Net cash used in investing activities .....      (24,017)        (18,738)         (12,791)        (20,310)
                                                      ---------       ---------        ---------       ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Changes in due to Cenex Harvest States
   Cooperatives ..................................       19,018          15,700           16,499          (5,674)
  Long-term debt borrowings ......................       19,000
  Principal payments on long-term debt ...........      (10,005)        (10,005)          (2,689)        (10,005)
  Capital contributed from Harvest States
   Cooperatives ..................................                                                        38,800
  Defined Business Unit equity allocated to the
   Company .......................................        5,991          10,179             (167)         (4,296)
                                                      ---------       ---------        ---------       ---------
       Net cash provided by financing
        activities ...............................       34,004          15,874           13,643          18,825
                                                      ---------       ---------        ---------       ---------
INCREASE (DECREASE) IN CASH ......................           --              --               --              --
CASH AT BEGINNING OF PERIOD ......................           --              --               --              --
                                                      ---------       ---------        ---------       ---------
CASH AT END OF PERIOD ............................    $      --       $      --        $      --       $      --
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

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' Wheat Milling Defined Business Unit (the Defined Business Unit) is a defined business unit of Cenex Harvest States Cooperatives (the Company) and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates commercial bakery and semolina flour milling facilities in Mount Pocono, Pennsylvania; Rush City, Minnesota; Huron, Ohio; Fairmount, North Dakota; Kenosha, Wisconsin; and Houston, Texas. These mills produce semolina and durum flour, which are the primary ingredients in pasta products and wheat flour in the bakery industry. The Defined Business Unit serves customers throughout the United States.

     Effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. As a result of the merger, the Defined Business Unit became a defined business unit of Cenex Harvest States Cooperatives at that date.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a standard related to the accounting for derivative transactions and hedging activities. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted effective September 1, 2000, but is not expected to materially impact the Company's financial statements.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

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

     Results of operations of the Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company's policy provides for the payment of taxes as calculated on an individual company basis for each of its defined business units and divisions, accordingly, the Defined Business Unit has recorded tax (benefit) expense as though on a stand alone basis.

     In September 2000, the Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes. If the resolution is ratified by the Company's members at its December 2000 annual meeting, patronage distributions will be based on financial statement earnings beginning in fiscal year 2001.

     REVENUE RECOGNITION -- Sales of processed grains are recognized upon shipment to customers.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RECEIVABLES

     Receivables at August 31, 2000, 1999 and 1998 are as follows:

                                                          2000         1999         1998
                                                        -------      -------      -------
     Trade .........................................    $34,576      $32,274      $34,825
     Other .........................................        810          454        1,074
                                                        -------      -------      -------
                                                         35,386       32,728       35,899
     Less allowance for doubtful accounts ..........      1,649        1,768          671
                                                        -------      -------      -------
                                                        $33,737      $30,960      $35,228
                                                        =======      =======      =======

     Sales to two customers accounted for 23% of total sales for both the three months ended August 31, 1998 and the year ended May 31, 1998, respectively.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


3.   INVENTORIES

     Inventories at August 31, 2000, 1999 and 1998 are as follows:

                                                                     2000        1999         1998
                                                                   --------    --------     --------
     Grain ....................................................    $ 9,610     $11,915      $17,003
     Processed grain products .................................      9,288       1,815        1,270
     Other ....................................................        639         609          622
                                                                   -------     -------      -------
                                                                   $19,537     $14,339      $18,895
                                                                   =======     =======      =======


4. LONG-LIVED ASSETS

     PROPERTY, PLANT AND EQUIPMENT -- Major classes of property, plant and equipment at August 31, 2000, 1999 and 1998 are as follows:

                                                 ESTIMATED
                                                USEFUL LIFE
                                                 IN YEARS        2000          1999         1998
                                                -----------    --------      --------      --------
     Land ..................................                   $  1,808      $  1,694      $    398
     Grain processing plants ...............     15 to 45        66,941        56,586        37,378
     Machinery and equipment ...............      5 to 20        78,841        67,897        49,743
     Construction in progress ..............                      7,162         9,319        32,299
                                                               --------      --------      --------
                                                                154,752       135,496       119,818
     Less accumulated depreciation .........                     26,601        24,949        22,390
                                                               --------      --------      --------
                                                               $128,151      $110,547      $ 97,428
                                                               ========      ========      ========

     During the years ended August 31, 2000 and 1999, the three months ended August 31, 1998 and the year ended May 31, 1998, the Defined Business Unit capitalized interest of $0, $797, $337 and $339, respectively.

     In April 2000, the Defined Business Unit completed the purchase of a mill and related equipment in Fairmount, North Dakota for $19,900.

     INTANGIBLE ASSETS -- Intangible assets at August 31, 2000, 1999 and 1998 are as follows:

                                                                          2000        1999        1998
                                                                        --------    --------    --------
     Goodwill, less accumulated amortization of $2,510, $2,103 and
      $1,697, respectively...........................................    $3,590      $3,997      $ 4,403
     Leasehold rights and other intangibles, less accumulated
     amortization of $7,156, $6,496 and $5,836, respectively.........     4,758       5,418        6,078
                                                                         ------      ------      -------
                                                                         $8,348      $9,415      $10,481
                                                                         ======      ======      =======


5.   BORROWINGS

     DUE TO CENEX HARVEST STATES COOPERATIVES -- The Defined Business Unit satisfies its working capital needs through borrowings, both long-and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this arrangement at August 31, 2000, 1999 and 1998 totaled $67,956, $48,938 and $33,238, respectively.

     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate that approximates the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 6.7%,

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


5.   BORROWINGS (CONTINUED)


for the year ended August 31, 2000 and 5.8% for the year ended August 31, 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998. Amounts due from the Company receive interest in the same manner at the same rate.

     LONG-TERM DEBT -- Long-term debt consisted of the following at August 31, 2000, 1999 and 1998:

                                                                     2000         1999         1998
                                                                   --------     --------     --------
     Cenex Harvest States Cooperatives, with fixed and variable interest rates from 6.41% to 8.75%, due in installments
      through 2005 .............................................   $46,410      $37,165      $46,920
     Industrial Development and Public Grain Elevator
      Revenue Bonds, payable through July 2004, with an
      interest rate of 7.4% ....................................     1,100        1,350        1,600
                                                                   -------      -------      -------
                                                                    47,510       38,515       48,520
     Less current portion .....................................      7,410       10,005       10,005
                                                                   -------      -------      -------
     Long-term portion ........................................    $40,100      $28,510      $38,515
                                                                   =======      =======      =======

     The principal maturities of long-term debt outstanding at August 31, 2000 are as follows:

     2001 ..............................................................................    $ 7,410
     2002 ..............................................................................      7,125
     2003 ..............................................................................     26,125
     2004 ..............................................................................      6,850
                                                                                            -------
                                                                                            $47,510
                                                                                            =======

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


7.   RETIREMENT PLANS

     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees, including those employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal laws and regulations. Plan assets consist principally of corporate obligations, U.S. government bonds, money market funds and immediate participation guarantee contracts. Pension costs charged to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were approximately $193, $247, $88 and $127, respectively.

     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


7.   RETIREMENT PLANS (CONTINUED)

Selected information at August 31, 2000, 1999 and 1998 is as follows:

                                                                               2000          1999         1998
                                                                             --------      --------      -------
     Projected benefit obligation for service rendered to date ..........    $190,709      $196,034      $92,854
     Plan assets at fair value ..........................................     187,413       175,376       84,961

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.5% at August 31, 2000 (7.0% at August 31, 1999 and 1998) and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the years ended August 31, 2000 and 1999, and 8.5% for the three months ended August 31, 1998 and for the year ended May 31, 1998.


8.   POSTRETIREMENT MEDICAL AND OTHER BENEFITS

     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 2000, 1999 and 1998:

                                                                            2000          1999          1998
                                                                          --------     ---------      --------
     Total postretirement benefit obligation .........................    $ 15,700     $  23,290      $ 10,408
     Unrecognized transition obligation ..............................      (9,425)      (10,158)       (7,835)
     Unrecognized net gains and other ................................       6,708         2,026         1,864
                                                                          --------     ---------      --------
     Accrued postretirement medical and other benefit costs ..........    $ 12,983     $  15,158      $  4,437
                                                                          ========     =========      ========

     The net periodic costs charged to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were approximately $51, $78, $18 and $72, respectively.

     The calculations assumed a discount rate of 7.5% at August 31, 2000 (7.0% at August 31, 1999 and 1998, and 7.75% at May 31, 1998) and a health care cost trend rate of 7.5% for the year ended August 31, 2000, declining to 6.0% for 2003 and remaining at that level thereafter.


9.   INCOME TAXES

     A reconciliation of the statutory federal tax rate to the effective rate for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 is as follows:

                                                      FOR THE        FOR THE      FOR THE THREE     FOR THE
                                                    YEAR ENDED     YEAR ENDED      MONTHS ENDED    YEAR ENDED
                                                    AUGUST 31,     AUGUST 31,       AUGUST 31,      MAY 31,
                                                       2000           1999             1998           1998
                                                    ----------     ----------     -------------    ----------
     Statutory federal income tax rate .........        35.0%          35.0%           35.0%          35.0%
     State and local income taxes, net of
      federal income tax benefit ................        4.1            4.1             4.1            5.0
     Patronage earnings ........................       (26.3)         (30.4)          (30.8)         (36.5)
     Other, net ................................                                        1.1            4.2
                                                       -----          -----           -----          -----
     Effective rate ............................        12.8%           8.7%            9.4%           7.7%
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

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $4,312, $2,261, $576 and $2,108 for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively. Mileage credits were $58, $226, $22 and $215 for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998, respectively.

     Minimum future rental payments due under these noncancellable operating leases at August 31, 2000 are as follows:

     2001 .........................................................    $2,078
     2002 .........................................................     1,535
     2003 .........................................................       265
     2004 .........................................................        39
     2005 .........................................................        37
     2006 and thereafter ..........................................         3
                                                                       ------
                                                                       $3,957
                                                                       ======

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

     At August 31, 2000, the operations of the Defined Business Unit had outstanding grain purchase contracts of 10,718,600 bushels at prices for durum ranging from $3.90 per bushel to $4.90 per bushel and prices for spring wheat ranging from $2.71 per bushel to $4.19 per bushel and prices for winter wheat ranging from $2.66 per bushel to $3.69 per bushel. In addition, the operations of the Defined Business Unit had outstanding sales contracts of both semolina and commercial baking flour totaling approximately $69,539.


11.  RELATED PARTY TRANSACTIONS

     The Defined Business Unit purchases all of its durum and wheat from the Company. Included in cost of goods sold for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were $141,512, $115,571, $30,895 and $141,454, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its Defined Business Units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the Defined Business Units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to the Defined Business Units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998 and for the year ended May 31, 1998 were $1,394, $1,020, $255 and $1,020, respectively.

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

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities are as follows for the years ended August 31, 2000 and 1999, for the three months ended August 31, 1998, and for the year ended May 31, 1998:

                                               FOR THE        FOR THE      FOR THE THREE      FOR THE
                                             YEAR ENDED     YEAR ENDED      MONTHS ENDED     YEAR ENDED
                                             AUGUST 31,     AUGUST 31,       AUGUST 31,       MAY 31,
                                                2000           1999             1998            1998
                                             ----------     ----------     -------------     ----------
     Net cash paid to (received from) the
     Company during the period for:
      Interest ..........................      $6,876        $  5,184           $843           $3,122
      Income taxes ......................        (965)         (1,125)            25              475


13.  UNAUDITED INTERIM INFORMATION

     As discussed in Note 1, effective June 1, 1998, Harvest States Cooperatives merged with CENEX, Inc. to form Cenex Harvest States Cooperatives. Prior to the merger, Harvest States Cooperatives' and the Defined Business Unit's year end was May 31 and CENEX, Inc.'s year end was September 30. Subsequent to the merger, the Company and the Defined Business Unit changed its fiscal year end to August 31. Therefore, the transition period for the three months ended August 31, 1998 has been included in the financial statements. Comparable information for the three months ended August 31, 1997 is as follows:

                                                                                            UNAUDITED
                                                                                            ---------
     Processed grain sales ............................................................     $ 44,420
     Cost of goods sold ...............................................................       40,570
     Provision for income taxes .......................................................          125
     Net income .......................................................................        1,291

     Net cash used in operating activities ............................................     $ (1,275)
     Net cash used in investing activities ............................................       (2,293)
     Net cash provided by financing activities ........................................        3,568
                                                                                            --------
     Net cash flows ...................................................................     $     --
                                                                                            ========

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, Defined Business Unit equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Wheat Milling Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 2000, 1999 and 1998 and the results of its operations and its cash flows for the years ended August 31, 2000 and 1999 and for the three months ended August 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 20, 2000

                          INDEPENDENT AUDITORS' REPORT







Board of Directors
Harvest States Cooperatives
Saint Paul, Minnesota

     We have audited the statements of operations, defined business unit equity and comprehensive income (loss), and cash flows of the Wheat Milling Defined Business Unit (the Defined Business Unit), formerly known as Amber Milling Company, a defined business unit of Cenex Harvest States Cooperatives, for the year ended May 31, 1998. These financial statements are the responsibility of the Defined Business Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of operations and the cash flows of the Defined Business Unit for the year ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
Minneapolis, MN

July 24, 1998