Form 10-Q
period 2000-11-30
CENEX HARVEST STATES COOPERATIVES
filed 2001-01-10
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


                        Commission File Number 333-17865

                                  -------------

                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

                      MINNESOTA                                41-0251095
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                Identification Number)

                   5500 CENEX DRIVE,                        (651) 451-5151
           INVER GROVE HEIGHTS, MN 55077                (Registrant's telephone
(Address of principal executive offices and zip code)    number including area
                                                                 code)

                                  -------------

Include by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES __X__ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                NONE                                 NONE
                ----                                 ----
               (Class)                 (Number of shares outstanding at
                                              November 30, 2000)

================================================================================

                                      INDEX

                                                                                        PAGE
                                                                                         NO.
                                                                                        ----
PART I. FINANCIAL INFORMATION .........................................................   1

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

    Item 1. Financial Statements

    Consolidated Balance Sheets as of November 30, 2000 (unaudited), August 31,
    2000 and November 30, 1999 (unaudited) ............................................   2

    Consolidated Statements of Operations for the three months ended November 30, 2000
    and 1999 (unaudited) ..............................................................   3

    Consolidated Statements of Cash Flows for the three months ended November
    30, 2000 and 1999 (unaudited) .....................................................   4

    Notes to Consolidated Financial Statements (unaudited) ............................   5

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations .....................................................................   8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk ................  12

                  OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
             (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

    Item 1. Financial Statements

    Balance Sheets as of November 30, 2000 (unaudited), August 31, 2000 and
    November 30, 1999 (unaudited) .....................................................  13

    Statements of Operations for the three months ended November 30, 2000 and 1999 (unaudited) ..............................................................  14

    Statements of Cash Flows for the three months ended November 30, 2000 and 1999 (unaudited) ..............................................................  15

    Notes to Financial Statements (unaudited) .........................................  16

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations .....................................................................  17

                           WHEAT MILLING DEFINED BUSINESS UNIT
             (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

    Item 1. Financial Statements

    Balance Sheets as of November 30, 2000 (unaudited), August 31, 2000 and
    November 30, 1999 (unaudited) .....................................................  2O

    Statements of Operations for the three months ended November 30, 2000 and 1999 (unaudited) ..............................................................  21

    Statements of Cash Flows for the three months ended November 30, 2000 and 1999 (unaudited) ..............................................................  22

    Notes to Financial Statements (unaudited) .........................................  23

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations .....................................................................  24

PART II. OTHER INFORMATION

    Items 1 through 3 have been omitted since all items are inapplicable or answers are negative

    Item 4. Submission of Matters to a Vote of Security Holders .......................  27

    Item 5 has been omitted since the answer is negative

    Item 6. Exhibits and Reports on Form 8-K ..........................................  27

SIGNATURE PAGE ........................................................................  28

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

   SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. The current short supply and high demand for natural gas will impact the supply of fertilizer. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. The current monetary crises in Asia has impacted, and is expected to continue to impact, exports of U.S. agricultural products. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

   PRICE RISKS. Upon purchase, the Company has risks of carrying grain and petroleum, including price changes and performance risks (including delivery, quality, quantity and shipment period), depending upon the type of purchase contract. The Company is exposed to risk of loss in the market value of positions held, consisting of grain and petroleum inventories and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase. To reduce the price change risks associated with holding fixed priced positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an option futures contract) on regulated commodity futures exchanges.

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

   The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended November 30, 2000.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         November 30,     August 31,     November 30,
(DOLLARS IN THOUSANDS)                                       2000            2000            1999
                                                        ----------------------------------------------
                                                          (Unaudited)                     (Unaudited)
Current assets:
   Cash and cash equivalents                             $     87,537    $     56,393    $     56,142
   Receivables                                                839,826         834,743         721,771
   Inventories                                                686,308         602,385         673,647
   Other current assets                                        50,377          37,777          40,030
                                                        ----------------------------------------------
       Total current assets                                 1,664,048       1,531,298       1,491,590

Investments                                                   454,233         451,211         416,966
Property, plant and equipment                               1,035,722       1,034,768         978,815
Other                                                         196,015         155,403         119,676
                                                        ----------------------------------------------

       Total assets                                      $  3,350,018    $  3,172,680    $  3,007,047
                                                        ==============================================


                            LIABILITIES AND EQUITIES

Current liabilities:
   Notes payable                                         $    308,055    $    217,926    $    229,354
   Current portion of long-term debt                           28,573          30,173          21,221
   Patrons' credit balances                                    73,863          36,779          47,639
   Patrons' advance payments                                  129,077         131,935         250,552
   Checks and drafts outstanding                               72,774          84,086          36,900
   Accounts payable                                           645,349         624,772         473,030
   Accrued expenses                                           136,308         147,710         133,522
   Patronage dividends and equity retirements payable          67,957          43,694          36,089
                                                        ----------------------------------------------
        Total current liabilities                           1,461,956       1,317,075       1,228,307

Long-term debt                                                473,384         480,327         455,601
Other liabilities                                              92,265          84,929          79,697
Minority interests in subsidiaries                            126,800         125,923         121,165
Commitments and contingencies
Equities                                                    1,195,613       1,164,426       1,122,277
                                                        ----------------------------------------------

        Total liabilities and equities                   $  3,350,018    $  3,172,680    $  3,007,047
                                                        ==============================================


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the
                                                              Three Months Ended
                                                                 November 30,
                                                       -------------------------------
(DOLLARS IN THOUSANDS)                                      2000              1999
                                                            ----              ----
REVENUES:
   Net sales                                            $  2,168,782     $  2,018,758
   Patronage dividends                                           425              258
   Other revenues                                             30,130           25,980
                                                       -------------------------------
                                                           2,199,337        2,044,996
                                                       -------------------------------

COSTS AND EXPENSES:
   Cost of goods sold                                      2,110,960        1,984,813
   Marketing, general and administrative                      38,410           39,292
   Interest                                                   15,572           12,956
   Minority interests                                          3,733              537
                                                       -------------------------------
                                                           2,168,675        2,037,598
                                                       -------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    30,662            7,398

Income taxes                                                 (32,123)          (1,721)
                                                       -------------------------------

NET INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                               62,785            9,119

Cumulative effect of accounting change,
    net of income tax benefit                                 (3,263)
                                                       -------------------------------

NET INCOME                                              $     59,522     $      9,119
                                                       ===============================


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

             CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     For the
                                                                Three Months Ended
                                                                   November 30,
                                                          -------------------------------
(DOLLARS IN THOUSANDS)                                         2000             1999
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     59,522     $      9,119
  Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
    Cumulative effect of accounting change, net
      of income tax benefit                                       3,263
    Depreciation and amortization                                24,755           22,178
    Noncash net (income) loss from joint ventures                (2,360)             823
    Minority interests                                            3,733              537
    Noncash portion of patronage dividends received                (151)             (70)
    Gain on sale of property, plant and
     equipment                                                     (626)             (76)
    Changes in operating assets and liabilities:
      Receivables                                                (5,018)        (115,292)
      Inventories                                               (83,923)         (69,545)
      Other current assets and other assets                     (57,936)          (1,068)
      Patrons' credit balances                                   37,084            2,669
      Patrons' advance payments                                  (2,858)         122,797
      Accounts payable and accrued expenses                       9,175           37,050
      Other liabilities                                           7,336           (8,476)
                                                          -------------------------------
           Net cash (used in) provided by
             operating activities                                (8,004)             646
                                                          -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                  (24,412)         (31,854)
  Proceeds from disposition of property, plant and
   equipment                                                      1,515              456
  Investments                                                    (7,481)          (3,164)
  Investments redeemed                                            7,733           11,589
  Changes in notes receivable                                       (32)              53
  Distribution to minority owners                                (3,988)          (1,248)
  Other investing activities, net                                 1,076              689
                                                          -------------------------------
          Net cash used in investing
             activities                                         (25,589)         (23,479)
                                                          -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in notes payable                                       90,129           32,368
  Long-term debt borrowings                                         565
  Principal payments on long-term debt                           (9,108)          (5,844)
  Changes in checks and drafts outstanding                      (11,312)         (11,705)
  Retirements of equity                                          (5,537)         (11,511)
                                                          -------------------------------
            Net cash provided by financing
             activities                                          64,737            3,308
                                                          -------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                31,144          (19,525)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                       56,393           75,667
                                                          -------------------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                 $     87,537     $     56,142
                                                          ===============================


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

The unaudited consolidated balance sheets as of November 30, 2000 and 1999, and the statements of operations and cash flows for the three months ended November 30, 2000 and 1999, reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of August 31, 2000 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 2000, included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


EQUITIES

The Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings effective September 1, 2000. The resolution was ratified by the Company's members on December 1, 2000 at the Company's annual meeting. Beginning in fiscal year 2001 patronage distributions will be based on audited financial statement earnings.


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of adoption was a loss of $3.6 million ($3.3 million net of income tax benefit), relating to the energy segment.

All of the Company's derivatives are designated as non-hedge derivatives. The futures, options, and forward contracts utilized by the Company are discussed below. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Unrealized gains and losses on futures contracts and options used to hedge grain and oilseed inventories and fixed priced contracts are recognized currently for financial reporting, and the inventories and fixed priced contracts are marked to market so that gains and losses on the derivative contracts are offset by gains and losses on inventories and fixed priced contracts during the same accounting period.

Unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed priced contracts are also recognized currently for financial reporting. The inventories hedged with these derivatives are valued at the lower of cost or market, and the fixed priced contracts are marked to market.


RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will materially impact its financial statements.


NOTE 2. RECEIVABLES

                                     November 30,    August 31,    November 30,
                                         2000           2000           1999
                                     ------------   ------------   ------------

Trade                                $    830,540   $    834,349   $    739,048
Other                                      32,478         23,643          6,399
                                     ------------   ------------   ------------
                                          863,018        857,992        745,447
Less allowances for doubtful accounts      23,192         23,249         23,676
                                     ------------   ------------   ------------
                                     $    839,826   $    834,743   $    721,771
                                     ============   ============   ============


NOTE 3. INVENTORIES

                                     November 30,    August 31,    November 30,
                                         2000           2000           1999
                                     ------------   ------------   ------------

Energy                               $    289,398   $    286,276   $    319,992
Grain and oilseed                         299,289        215,570        207,662
Agronomy                                       --             --         80,943
Processed grain and oilseed                24,558         32,993         11,066
Feed and farm supplies                     69,210         63,909         50,953
Other                                       3,853          3,637          3,031
                                     ------------   ------------   ------------
                                     $    686,308   $    602,385   $    673,647
                                     ============   ============   ============


NOTE 4. INVESTMENTS

The following provides summarized unuadited financial information for Ventura Foods, LLC and Agriliance, LLC for the three month periods indicated below.

VENTURA FOODS, LLC
                                                    November 30,   November 30,
                                                        2000           1999
                                                    ------------   ------------
Net sales                                           $    223,922   $    224,475
Gross profit                                              33,877         35,744
Net income                                                11,464         12,787

AGRILIANCE, LLC
                                                                   November 30,
                                                                       2000
                                                                   ------------
Net sales                                                          $    660,881
Gross profit                                                             56,998
Net loss                                                                (22,637)

NOTE 5. COMPREHENSIVE INCOME

During the three months ended November 30, 2000 and 1999, total comprehensive income amounted to $60.9 million and $9.2 million, respectively. Accumulated other comprehensive loss on November 30, 2000, August 31, 2000 and November 30, 1999 was $(1.0) million, $(2.4) million and $(1.1) million, respectively.


NOTE 6. SEGMENT REPORTING

Effective September 1, 2000, the Company's management reorganized the way its businesses are managed and internally reported. A new segment called Country Operations was created. This new segment includes the former Farm Marketing & Supply business previously included in the Grain Marketing and Farm Marketing & Supply segment, and also the Country Services, Hedging and Insurance services formerly included in Other. With the reorganization there are now five segments. These segments, which are based on products and services, include Agronomy, Energy, Grain Marketing, Country Operations, and Processed Grain and Consumer Products. Reconciling items represent the elimination of intra-company sales between segments. Intra-company sales from Country Operations to Grain Marketing were $205.5 million and $182.4 million for the three months ended November 30, 2000 and 1999, respectively. Intra-company sales from Energy to Country Operations were $20.0 million and $11.4 million for the three months ended November 30, 2000 and 1999, respectively. The prior year's segment information has been restated to reflect the change in segments. Due to cost allocations and intersegment activity, management does not represent that these segments if operated independently, would report the income before income taxes and other financial information presented.

Segment information for the three months ended November 30, 2000 and 1999 is as follows:

                                                                                 PROCESSED GRAIN
                                                            GRAIN       COUNTRY    AND CONSUMER             RECONCILING
                                AGRONOMY      ENERGY      MARKETING    OPERATIONS    PRODUCTS     OTHER       AMOUNTS       TOTAL
                                --------      ------      ---------    ----------    --------     -----       -------       -----
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2000
Net sales                                  $   873,396   $  967,490   $  401,885   $  151,539               $(225,528)   $2,168,782
Patronage dividends            $     268             9           57           33                $      58                       425
Other revenues                    (5,229)          902        7,260       20,426        5,733       1,038                    30,130
                               ----------------------------------------------------------------------------------------------------
                                  (4,961)      874,307      974,807      422,344      157,272       1,096    (225,528)    2,199,337

Cost of goods sold                             830,386      965,302      400,979      139,821                (225,528)    2,110,960
Marketing, general and
   administrative                  1,790         9,750        5,508       12,208        7,377       1,777                    38,410
Interest                          (1,171)        7,080        2,165        3,737        3,708          53                    15,572
Minority interests                               3,730                         3                                              3,733
                               ----------------------------------------------------------------------------------------------------
(Loss) income before income
   taxes and cumulative effect
   of accounting change        $  (5,580)  $    23,361   $    1,832   $    5,417   $    6,366   $    (734)  $      --    $   30,662
                               ====================================================================================================
Total identifiable assets      $ 220,982   $ 1,379,552   $  336,740   $  786,490   $  407,392   $ 218,862   $      --    $3,350,018
                               ====================================================================================================

FOR THE THREE MONTHS ENDED
NOVEMBER 30, 1999
Net sales                      $ 102,063   $   670,619   $  956,343   $  347,380   $  136,152               $(193,799)   $2,018,758
Patronage dividends                  111            15           29           44                $      59                       258
Other revenues                    (7,810)          639        7,283       19,088        5,246       1,534                    25,980
                               ----------------------------------------------------------------------------------------------------
                                  94,364       671,273      963,655      366,512      141,398       1,593    (193,799)    2,044,996

Cost of goods sold                95,570       655,351      953,859      347,935      125,897                (193,799)    1,984,813
Marketing, general and
   administrative                  4,412        11,634        5,456       11,830        4,635       1,325                    39,292
Interest                           1,331         5,215        2,219        2,124        1,536         531                    12,956
Minority interests                                 515                        22                                                537
                               ----------------------------------------------------------------------------------------------------
(Loss) income before income
   taxes                       $  (6,949)  $    (1,442)  $    2,121   $    4,601   $    9,330   $    (263)  $      --    $    7,398
                               ====================================================================================================
Total identifiable assets      $ 393,150   $ 1,206,680   $  352,784   $  567,272   $  322,006   $ 165,155   $      --    $3,007,047
                               ====================================================================================================

Assets included in "Other" primarily consisted of corporate facilities and assets not allocated to business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Effective September 1, 2000, the Board of Directors approved a resolution requiring the Company to compute patronage distributions using audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members on December 1, 2000 at the Company's annual meeting. Beginning in fiscal year 2001, patronage distributions will be based on audited financial statement earnings.

   The Company adopted SFAS No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of adoption was a loss of $3.6 million ($3.3 million net of income tax benefit) related to the energy segment. All of the Company's derivatives are designated as non-hedge derivatives. The Company utilizes futures, options and forward contracts related to grain and energy inventories. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

   Consolidated net income for the three months ended November 30, 2000 was $59.5 million compared to net income of $9.1 million for the same three-month period in 1999, which represents a $50.4 million increase. This increase in profitability is primarily attributable to an increase in net income from the Company's energy segment of $21.2 million and a change in the tax rate applied to the Company's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings resulting in an increase in deferred tax assets of approximately $34.2 million during the current quarter, which was partially offset by current income tax expense of $1.7 million. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax earnings prompted the rate change.

   Consolidated net sales of $2.2 billion for the three months ended November 30, 2000 increased approximately $150.0 million (7%) compared to the same three months ended in 1999.

   Company-wide grain and oilseed net sales of $1.0 billion increased $17.5 million (2%) during the three months ended November 30, 2000 compared to the same three months ended in 1999. Sales for the three months ended November 30, 2000 were $967.5 million and $258.4 million from Grain Marketing and Country Operations, respectively. Sales for the three months ended November 30, 1999 were $956.3 million and $229.0 million from Grain Marketing and Country Operations, respectively. The Company eliminated all intra-company sales from Country Operations to its Grain Marketing segments, of $205.5 million and $182.4 million, for the three months ended November 30, 2000 and 1999, respectively. The increase in sales was primarily due to an increase in grain volume of approximately 9%, which was partially offset by a decrease of $0.20 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the same three months ended in 1999.

   Energy sales of $873.4 million increased $202.8 million (30%) during the three months ended November 30, 2000 compared to the same period in 1999. This increase is primarily attributable to an increase in the average sales price of refined fuels of $0.33 per gallon, which was partially offset by a volume decrease of 9% compared to the same three months ended in 1999. In addition, the average sales price of propane increased by $0.20 per gallon and volume increased by 32% compared to the same three months ended in 1999. Effective August 30, 2000, National Cooperative Refining Association (NCRA) gave notice of its intent to terminate and dissolve Cooperative Refining Association, LLC (CRLLC), in accordance with the agreements no later than September 1, 2001. The Company owns 58% of CRLLC through its 75% ownership in NCRA and therefore will consolidate CRLLC's business activity up to the time of dissolution. The dissolution will tentatively occur in the second quarter of fiscal year 2001.

   The Company did not record Agronomy sales during the three months ended November 30, 2000 compared to $102.1 million for the same three-month period in 1999. Effective January 1, 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC (owned indirectly through United Country Brands, LLC). As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in other revenues.

   Country Operations feed and farm supply sales of $143.5 million increased by $25.1 million (21%) during the three months ended November 30, 2000 compared to the same three months ended in 1999. This increase is primarily due to additional volume from new acquisitions and price increases primarily in agronomy and energy products.

   Processed Grain and Consumer Products sales of $151.5 million increased $15.4 million (11%) during the three months ended November 30, 2000 compared to the same three months ended in 1999. Sales of processed oilseed increased by $4.6 million due to volume and price increases compared to the same three months ended in 1999. Sales of processed wheat increased by $1.7 million compared to the same three months ended in 1999, primarily due to increased volume. The addition of tortilla operations as the result of the acquisition of Sparta Foods, Inc. on June 1, 2000 added $9.1 million of sales to the first quarter of fiscal year 2001.

   Other revenues of $30.1 million increased $4.2 million (16%) during the three months ended November 30, 2000 compared to the same three months ended in 1999. The most significant change within other revenues was a decrease in the losses from the agronomy segment of $2.6 million. The Company records its 25% share of Agriliance, LLC, on the equity method as discussed above. In addition, service and other revenues increased $1.6 million, primarily at the Company's Country Operations facilities.

   Cost of goods sold of approximately $2.1 billion increased $126.1 million (6%) during the three months ended November 30, 2000, compared to the same three months ended in 1999. During the three months ended November 30, 2000 the average cost of refined fuels and propane increased by $0.28 and $0.21 per gallon, respectively compared to the same three months ended in 1999. Country Operations cost of goods sold increased by $53.0 million compared to the same three months ended in 1999 primarily due to increased purchases related to new acquisitions and cost increases primarily in agronomy and energy products. Within the Company's food processing operations the volume of processed soybeans and wheat increased and additional costs were reported due to the addition of the tortilla operation compared to the same three months ended in 1999. These increases were partially offset by the impact of recording the Company's share of its agronomy operation on the equity method as described in the sales analysis above, which caused a reduction in cost of good sold of $95.6 million compared to the three months ended in 1999.

   Marketing, general and administrative expenses of $38.4 million for the three months ended November 30, 2000 were essentially unchanged from the same three months ended in 1999.

   Interest expense of $15.6 million for the three months ended November 30, 2000 increased by $2.6 million (20%) compared to the same three months ended in 1999. Although the average level of short-term borrowings was slightly less during the three months ended November 30, 2000 compared to the same period of a year ago, such borrowings were at a 1.25% greater interest rate than a year ago.

   Minority interests in operations of $3.7 million for the three months ended November 30, 2000 increased by $3.2 million compared to the same three months ended in 1999. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority owned subsidiaries as compared to the same three months ended in 1999.

   Income tax benefits of $32.1 million and $1.7 million were reported for the three months ended November 30, 2000 and 1999, respectively. An income tax benefit of $34.2 million for the three-month period ended November 30, 2000 resulted due to a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The benefit was offset by tax expense for the three months ended November 30, 2000 of $1.7 million, which compares to a $1.7 million tax benefit for the same period in 1999. The income tax benefit or expense and effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods.

   A cumulative effect of an accounting change was incurred due to the adoption of SFAS No. 133, as amended, related to the energy segment. The loss incurred was $3.6 million ($3.3 million net of income tax benefit).


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

   Operating activities of the Company used net cash of $8.0 million and provided net cash of $0.6 million for the three months ended November 30, 2000 and 1999, respectively. For the period ended in 2000, net income of $59.5 million and net non-cash income and expenses of approximately $28.6 million were offset by increased working capital requirements of approximately $96.1 million. For the three-month period ended November 30, 1999, net income of $9.1 million and net non-cash income and expenses of approximately $23.4 million were partially offset by increased working capital requirements of approximately $31.9 million.

CASH FLOWS FROM INVESTING

   Investing activities of the Company used net cash of $25.6 million during the three-month period ended November 30, 2000. Expenditures for the acquisition of property, plant and equipment of $24.4 million, investments of $7.5 million, distributions to minority owners of $4.0 million and the net change in notes receivable were partially offset by investments redeemed of $7.7 million, proceeds from the disposition of property plant and equipment of $1.5 million and other investing activities. For the fiscal year ending August 31, 2001, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $104.3 million.

   Investing activities of the Company used net cash of $23.5 million during the three months ended November 30, 1999. Expenditures for the acquisition of property, plant and equipment of $31.9 million, investments of $3.2 million and distributions to minority owners of $1.2 million were partially offset by investments redeemed of $11.6 million, proceeds from the disposition of property plant and equipment of $0.5 million, the net change in notes receivable and other investing activities.

CASH FLOWS FROM FINANCING

   The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2000, the Company renewed and expanded its 364-day credit facility from $400.0 million to $500.0 million committed. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which is committed. On November 30, 2000, August 31, 2000 and November 30, 1999, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $308.1 million, $217.9 million and $229.4 million, respectively.

   In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On November 30, 2000 and August 31, 2000 the Company had outstanding balances of $45.0 million and $45.0 million, respectively, categorized as long-term debt. The outstanding balance was drawn during the third quarter of the fiscal year ended August 31, 2000.

   The Company has financed its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $155.8 million on November 30, 2000, $157.4 million on August 31, 2000 and $162.4 million on November 30, 1999, respectively, with zero remaining available. Repayments of approximately $1.6 million were made on this facility during each of the three months ended November 30, 2000 and 1999.

   Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

   On November 30, 2000 the Company had total long-term debt outstanding of $502.0 million, of which approximately $256.3 million was bank financing, $225.0 million was private placement proceeds and $20.7 million was industrial revenue bonds, capitalized leases and other notes payable. Long-term debt of NCRA represented $44.9 million of the total long-term debt outstanding on November 30, 2000. On August 31, 2000 and November 30, 1999, the Company had long-term debt outstanding of $510.5 million and $476.8 million, respectively.

   During the three-month periods ended November 30, 2000 and 1999, the Company repaid long-term debt of $9.1 million and $5.8 million, respectively, and had additional long-term borrowings of $0.6 million during the three months ended November 30, 2000.

   In accordance with the By-Laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year. Effective September 1, 2000, patronage refunds are calculated based on audited earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the practice prior to this date. This change was authorized through a By-Law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2000 are expected to be distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings, is expected to be approximately $26.2 million and is classified as a current liability on the November 30, 2000 and the August 31, 2000 balance sheets.

   The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death who were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Such redemptions related to the year ended August 31, 2000, to be distributed in the current fiscal year, are expected to be approximately $17.5 million, of which approximately $5.5 million was redeemed during the three months ended November 30, 2000. During the three months ended November 30, 1999 the Company redeemed approximately $11.5 million of equity.

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


RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will materially impact its financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Effective September 1, 2000, unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed priced contracts are recognized currently for financial reporting. The inventories hedged with these derivatives are valued at the lower of cost or market, and the fixed priced contracts are marked to market. The effect of this change was a loss of $3.6 million ($3.3 million net of income tax benefit).

   There have been no other changes since the Company's fiscal year end August 31, 2000 that are considered material.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                                 BALANCE SHEETS

                                     ASSETS

                                                      November 30,     August 31,     November 30,
(DOLLARS IN THOUSANDS)                                    2000            2000            1999
                                                      ------------    ------------    ------------
                                                       (Unaudited)                    (Unaudited)
Current assets:
  Receivables                                         $     40,283    $     30,011    $     26,876
  Inventories                                               22,458          25,449          16,016
  Other current assets                                         651              18              25
                                                      ------------    ------------    ------------
     Total current assets                                   63,392          55,478          42,917

Property, plant and equipment                               40,766          40,270          39,060
Other assets                                                   378
                                                      ------------    ------------    ------------

     Total assets                                     $    104,536    $     95,748    $     81,977
                                                      ============    ============    ============


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

Current liabilities:
  Due to Cenex Harvest States Cooperatives            $     24,046    $     15,891    $      9,537
  Accounts payable                                           5,335           9,028           5,380
  Accrued expenses                                           6,461           5,976           5,866
                                                      ------------    ------------    ------------
      Total current liabilities                             35,842          30,895          20,783

Commitments and contingencies

Defined business unit equity                                68,694          64,853          61,194
                                                      ------------    ------------    ------------
      Total liabilities and defined business
        unit equity                                   $    104,536    $     95,748    $     81,977
                                                      ============    ============    ============


          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the
                                                            Three Months Ended
(DOLLARS IN THOUSANDS)                                          November 30,
                                                        ---------------------------
                                                            2000            1999
                                                            ----            ----
REVENUES:
 Processed oilseed sales                                 $   88,193     $   83,557
 Other revenues                                                  14            329
                                                        ---------------------------

                                                             88,207         83,886
                                                        ---------------------------
COSTS AND EXPENSES:
  Cost of goods sold                                         83,602         77,364
  Marketing, general and administrative                       1,346          1,356
  Interest                                                      289
                                                        ---------------------------

                                                             85,237         78,720
                                                        ---------------------------

INCOME BEFORE INCOME TAXES                                    2,970          5,166

(Benefit) provision for income taxes                           (871)           300
                                                        ---------------------------
NET INCOME                                               $    3,841     $    4,866
                                                        ===========================


          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                                 Three Months Ended
(DOLLARS IN THOUSANDS)                                              November 30,
                                                             ---------------------------
                                                                  2000          1999
                                                                  ----          ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                                  $    3,841     $    4,866
  Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
    Depreciation                                                     692            624
    Loss on sale of property, plant and                                              35
      equipment
    Changes in operating assets and liabilities:
      Receivables                                                (10,272)        (2,226)
      Inventories                                                  2,991          1,068
      Other current assets and other assets                       (1,011)           (25)
      Accounts payable and accrued expenses                       (3,208)         1,251
                                                             ---------------------------

       Net cash (used in) provided by operating activities        (6,967)         5,593
                                                             ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                                     (1,188)          (718)
                                                             ---------------------------
       Net cash used in investing activities                      (1,188)          (718)
                                                             ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in due to Cenex Harvest States
    Cooperatives                                                   8,155             (9)
  Defined Business Unit Equity distributed to the Company                        (4,866)
                                                             ---------------------------
      Net cash provided by (used in) financing activities          8,155         (4,875)
                                                             ---------------------------

NET INCREASE (DECREASE) IN CASH                                       --             --

CASH AT BEGINNING OF PERIOD                                           --             --
                                                             ---------------------------
CASH AT END OF PERIOD                                                 --             --
                                                             ===========================


          The accompanying notes are an integral part of the financial statements (unaudited).

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

The unaudited balance sheets as of November 30, 2000 and 1999, and the statements of operations and cash flows for the three months ended November 30, 2000 and 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended August 31, 2000, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


NOTE 2. RECEIVABLES

                                      November 30,    August 31,    November 30,
                                          2000           2000           1999
                                      ------------   ------------   ------------
Trade                                 $     40,678   $     30,406   $     27,271
Less allowances for doubtful accounts          395            395            395
                                      ------------   ------------   ------------
                                      $     40,283   $     30,011   $     26,876
                                      ============   ============   ============


NOTE 3. INVENTORIES

                                      November 30,    August 31,    November 30,
                                          2000           2000           1999
                                      ------------   ------------   ------------
Processed oilseed products            $     16,544   $     22,075   $      9,272
Oilseed                                      5,914          3,374          6,744
                                      ------------   ------------   ------------
                                      $     22,458   $     25,449   $     16,016
                                      ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit (EPU) for each EPU held, due to increased crush volume. At the time of issuance, the Oilseed Processing and Refining EPUs were based on a normal crush of 30,500,000 bushels, and since the date of issuance, the actual annual crush has expanded and is projected to be 38,100,000 bushels in the fiscal year ending August 31, 2001.

   See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.


RESULTS OF OPERATIONS

   Effective September 1, 2000, patronage refunds from the Oilseed Processing and Refining Defined Business Unit were calculated on the basis of financial statement earnings per bushel. Prior to September 1, 2000 patronage refunds from the Oilseed Processing and Refining Defined Business Unit were calculated on the basis of tax earnings per bushel. The Company believes the calculation below is an important measure of the Defined Business Unit's performance.

     (IN THOUSANDS EXCEPT PER                    Three months ended
      BUSHEL INFORMATION)                           November 30,
                                                    ------------

                                                 2000         1999
                                                 ----         ----

    Income before income taxes                  $2,970       $5,166
    Income from purchased oil                     (610)      (1,541)
    Non-patronage joint venture income                         (153)
    Book to tax differences                         --           24
                                                ------       ------

    Patronage income from processed soybeans    $2,360       $3,496
                                                ======       ======
    Bushels processed                            9,870        9,227
    Patronage income per bushel                 $0.239       $0.379



   Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales, except processing margins.

                                                 Three months ended
                                                    November 30,
                                                    ------------

                                                 2000         1999
                                                 ----         ----
 Gross margin                                    5.21%        7.41%

 Marketing, general and administrative           1.53%        1.62%
 Interest                                        0.33%        0.00%
 Processing margins
   Crushing/bushel                             $ 0.16       $ 0.16
   Refining/pound                              $.0103       $.0170

  Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Defined Business Unit's performance than gross margin percentages.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

   The Oilseed Processing and Refining Defined Business Unit net income of $3.8 million for the three months ended November 30, 2000 represents a $1.0 million decrease (21%) compared to the three-month period ended November 30, 1999. A decrease in the refined oil margin of approximately 7 tenths of a cent per pound was the primary factor in this net decrease in net income for the three-month period ended November 30, 2000, compared to the three-month period ended November 30, 1999. The three-month period ended November 30, 2000 included an increase in deferred tax assets of $1.0 million related to the Company's Bylaws amended to calculate patronage on audited earnings for financial statement purposes.

   Net sales of $88.2 million for the three months ended November 30, 2000 increased by $4.6 million (6%) compared to the three months ended November 30, 1999. An increase in the sales price for processed soybeans of approximately $23 per ton, a 5% increase in sales volume of refined oil, and a 6% increase in sales volume for processed soybean products, was partially offset by $0.02 per pound reduction in the sales price for refined oil during the three-month period compared to the same period of a year ago.

   Other revenues decreased approximately $315 thousand (96%) during the three months ended November 30, 2000 compared to the three months ended November 30, 1999. During the three months ended November 30, 1999, the Defined Business Unit recognized interest income of $197 thousand, accounting for most of this decrease.

   Cost of goods sold of $83.6 million for the three months ended November 30, 2000 increased $6.2 million (8%) compared to the three months ended November 30, 1999. Increases in refining volume (approximately 17.1 million pounds), a 7% increase in crush volume (approximately 643 thousand bushels), higher plant expense of $1.0 million, and an increase in cost for soybeans averaging $0.27 per bushel was partially offset by a decrease in crude soybean oil averaging $0.02 per pound during the three months ended November 30, 2000, compared to the three months ended November 30, 1999.

   Marketing, general and administrative expenses of $1.3 million for the three months ended November 30, 2000 was unchanged as compared to the three months ended November 30, 1999.

   The Oilseed Processing and Refining Defined Business Unit incurred $289 thousand of interest expense for the three-month period ended November 30, 2000, compared to interest income, included with other revenue, for the same period ended in 1999. This unfavorable variance is primarily attributable to additional borrowings due to increased working capital needs during this period in 2000 as compared to the same period in 1999.

   Income tax benefit of $871 thousand for the three-month period ended November 30, 2000 was primarily due to a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. The benefit was offset with tax expense for the three-month period ending November 30, 2000 of $144 thousand, which compares to $300 thousand for the same period in 1999. The effective tax rates exclusive of the tax benefit during the three-month period ended November 30, 2000 were 4.9% as compared to 5.8% for the three-month period ended November 30, 1999. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

   The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

   Operating activities for the three months ended November 30, 2000 used net cash of $7.0 million. Net income of $3.8 million and non-cash expenses of $0.7 million were exceeded by an increase in working capital requirements of $11.5 million to generate this net use of cash. For the three-month period ended November 30, 1999, operating activities provided net cash of $5.6 million. During that period, net income of $4.9 million, non-cash expenses of approximately $0.6 million and decreased working capital requirements of approximately $0.1 million provided this net cash from operating activities.

CASH FLOWS FROM INVESTING

   During the three-month periods ended November 30, 2000 and 1999, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $1.2 million and $0.7 million, respectively, for the acquisition of property, plant and equipment.

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

   The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15.9 million on August 31, 2000 compared with $24.0 million on November 30, 2000. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective periods.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                                 BALANCE SHEETS

                                     ASSETS

(DOLLARS IN THOUSANDS)                               November 30,     August 31,     November 30,
                                                         2000            2000           1999
                                                     ------------    ------------    ------------
                                                     (Unaudited)                     (Unaudited)
Current assets:
  Receivables                                        $     40,585    $     33,737    $     38,115
  Inventories                                              22,233          19,537          21,386
  Other current assets                                        529              83             267
                                                     ------------    ------------    ------------

    Total current assets                                   63,347          53,357          59,768

Property, plant and equipment                             127,710         128,151         109,569
Other assets                                                8,218           8,348           9,148
                                                     ------------    ------------    ------------
    Total assets                                     $    199,275    $    189,856    $    178,485
                                                     ============    ============    ============


                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

Current liabilities:
  Due to Cenex Harvest States Cooperatives           $     66,118    $     67,956    $     56,138
  Accounts payable                                         17,430           5,201          15,542
  Accrued expenses                                          4,036           3,462           4,388
  Current portion of long-term debt                         7,397           7,410          10,005
                                                     ------------    ------------    ------------

      Total current liabilities                            94,981          84,029          86,073

Long-term debt                                             38,509          40,100          26,072

Commitments and contingencies

Defined Business Unit equity                               65,785          65,727          66,340
                                                     ------------    ------------    ------------
      Total liabilities and Defined Business
        Unit equity                                  $    199,275    $    189,856    $    178,485
                                                     ============    ============    ============


          The accompanying notes are an integral part of the financial statements (unaudited).

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the
                                                           Three Months Ended
(DOLLARS IN THOUSANDS)                                        November 30,
                                                      ---------------------------
                                                           2000           1999
                                                           ----           ----
REVENUES:
 Processed grain sales                                 $   54,295     $   52,594
                                                      ---------------------------

COSTS AND EXPENSES:
  Cost of goods sold                                       49,971         48,533
  Marketing, general and administrative                     2,647          2,733
  Interest                                                  2,077          1,495
                                                      ---------------------------

                                                           54,695         52,761
                                                      ---------------------------

LOSS BEFORE INCOME TAXES                                     (400)          (167)

Income tax benefit                                           (458)           (15)
                                                      ---------------------------
NET INCOME (LOSS)                                      $       58     $     (152)
                                                      ===========================


          The accompanying notes are an integral part of the financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A Defined Business Unit of Cenex Harvest States Cooperatives)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the
                                                                 Three Months Ended
(DOLLARS IN THOUSANDS)                                               November 30,
                                                             ---------------------------
                                                                 2000           1999
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $       58     $     (152)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                  1,995          1,690
    Changes in operating assets and liabilities:
      Receivables                                                 (6,848)        (7,155)
      Inventories                                                 (2,696)        (7,047)
      Other current assets and other assets                         (582)           (57)
      Accounts payable and accrued expenses                       12,803          8,252
                                                             ---------------------------

       Net cash provided by (used in) operating activities         4,730         (4,469)
                                                             ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                                     (1,288)          (445)
                                                             ---------------------------

       Net cash used in investing activities                      (1,288)          (445)
                                                             ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in due to Cenex Harvest
   States Cooperatives                                            (1,838)         7,200
  Long-term debt borrowings                                          436
  Principal payments on long-term debt                            (2,040)        (2,438)
  Defined Business Unit equity distributed to the Company                           152
                                                             ---------------------------

      Net cash (used in) provided by financing activities         (3,442)         4,914
                                                             ---------------------------

NET INCREASE (DECREASE) IN CASH                                       --             --

CASH AT BEGINNING OF PERIOD                                           --             --

                                                             ---------------------------
CASH AT END OF PERIOD                                                 --             --
                                                             ===========================


          The accompanying notes are an integral part of the financial statements (unaudited).

                      WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

The unaudited balance sheets as of November 30, 2000 and 1999, and the statements of operations and cash flows for the three months ended November 30, 2000 and 1999 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 2000, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


NOTE 2. RECEIVABLES

                                      November 30,    August 31,    November 30,
                                          2000           2000           1999
                                      ------------   ------------   ------------
Trade                                 $     41,336   $     34,576   $     39,715
Other                                          958            810            228
                                      ------------   ------------   ------------
                                            42,294         35,386         39,943
Less allowances for doubtful accounts        1,709          1,649          1,828
                                      ------------   ------------   ------------
                                      $     40,585   $     33,737   $     38,115
                                      ============   ============   ============


NOTE 3. INVENTORIES

                                      November 30,    August 31,    November 30,
                                          2000           2000           1999
                                      ------------   ------------   ------------
Grain                                 $     15,314   $      9,610   $     19,593
Processed grain products                     6,037          9,288          1,125
Other                                          882            639            668
                                      ------------   ------------   ------------
                                      $     22,233   $     19,537   $     21,386
                                      ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.


RESULTS OF OPERATIONS

   Effective September 1, 2000, patronage refunds from the Wheat Milling Defined Business Unit are calculated on the basis of financial statement earnings per bushel rather than the tax basis, as had been the practice prior to this date. This change was authorized through By-Law amendment at the Company's annual meeting on December 1, 2000. The Company believes the calculation below is an important measure of the Defined Business Units performance.


(IN THOUSANDS EXCEPT PER                       Three months ended
BUSHEL INFORMATION)                               November 30,
                                                  ------------

                                               2000            1999
                                               ----            ----

  Loss before income taxes                   $  (400)        $  (167)

  Book to tax differences                                        101
                                             -------         -------
  Patronage loss                             $  (400)        $   (66)
                                             =======         =======

  Bushels processed                           12,009          10,868
  Patronage loss per bushel                  $(0.033)        $(0.006)


  Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                               Three months ended
                                                  November 30,
                                                  ------------
                                              2000            1999
                                              ----            ----
  Gross margin                                7.96%           7.72%
  Marketing, general and administrative       4.88%           5.20%
  Interest                                    3.83%           2.84%

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

   The Wheat Milling Defined Business Unit reported net income of $58 thousand for the three months ended November 30, 2000 compared to a net loss of $152 thousand for the three months ended November 30, 1999, for an improvement of $210 thousand. This improvement is primarily attributable to a change in the tax rate applied to the Wheat Milling Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings and resulted in an increase in deferred tax assets of approximately $406 thousand during the three months ended November 30, 2000, and was partially offset by an increase in interest costs. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000, annual meeting.

   Net sales of $54.3 million for the three months ended November 30, 2000 increased $1.7 million (3%) compared to the three months ended November 30, 1999. This increase is attributable to a 10% increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000. The average sales price per hundred weight of all products decreased $0.50 per hundred weight in the three months ended November 30, 2000 compared to the same period in 1999.

   Cost of goods sold of $50.0 million for the three months ended November 30, 2000 increased $1.4 million (3%) compared to the three months ended November 30, 1999. An increase in bushel volume of 1.1 million bushels was partially offset by a $0.38 per bushel decline in the average price for these bushels, compared with the business activity conducted during the three months ended November 30,

1999. Milling expense attributable to this additional volume increased $1.5 million in the three months ended November 30, 2000 compared to the same period in 1999, primarily attributable to the operation of the Fairmount mill.

   Marketing, general and administrative expenses of $2.6 million for the three months ended November 30, 2000 decreased $86 thousand (3%) compared to the same period ended in 1999.

   Interest expense of $2.1 million for the three months ended November 30, 2000 increased approximately $600 thousand (39%) compared to the three months ended November 30, 1999. Most of this increase is attributable to the acquisition of the Fairmount mill, purchased in April 2000 for approximately $19.9 million and a 1.25% increase in short-term borrowing rates.

   The income tax benefit of $458 thousand for the three months ended November 30, 2000 was primarily due to a change in the tax rate applied to the Wheat Milling Defined Business Unit cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited financial statement earnings rather than tax basis earning prompted this rate change. An additional tax benefit for the three-month period in 2000 of $51 thousand was recorded based on a pretax loss of $400 thousand. This compares to a $15 thousand tax benefit for the same period in 1999 on a pretax loss of $167 thousand. The effective tax rates of the income tax benefit for the three months ended November 30, 2000 and 1999 were 12.8% and 8.9%, respectively. The effective tax rate varies from period to period based upon the percentage of non-patronage business activity to total business activity.


LIQUIDITY AND CAPITAL RESOURCES

   The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

   Operating activities for three months ended November 30, 2000 provided net cash of $4.7 million. Net income of $58 thousand, noncash expenses of $2.0 million and decreased working capital requirements of $2.7 million all contributed to this net cash provided by operating activities.

   Operating activities for the three months ended November 30, 1999 used net cash of $4.5 million. The net loss of $152 thousand and increased working capital requirements of $6.0 million were offset by non-cash expenses of $1.7 million.

CASH FLOWS FROM INVESTING

   Cash flows expended for the acquisition of property, plant, and equipment during the three months ended November 30, 2000 and 1999 totaled $1.3 million and $0.4 million, respectively.

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

   Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business condition and availability of funds.

   The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $66.1 million on November 30, 2000, compared to $68.0 million on August 31, 2000. This reduction is primarily attributable to reduced working capital requirements.

   The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $45.9 million on November 30, 2000 compared with $47.5 million on August 31, 2000. During the three-month period ended November 30, 2000 the Wheat Milling Defined Business Unit made principal payments to the Company of $2.0 million. During this same period the Company, on behalf of the Wheat Milling Defined Business Unit assumed an 'interest free' Rural Economic Development Loan in conjunction with the Fairmount, North Dakota mill acquisition totaling $450 thousand. This non-interest bearing loan, payable in monthly installments over nine years, has been discounted at 8% to reflect a present value principal balance due of $320 thousand and an interest discount of $130 thousand. In addition to this loan, the Company also incurred long-term debt during the quarter on behalf of the Defined Business Unit in the amount of $116 thousand, payable to the Minnesota Department of Transportation quarterly over 120 months at 5.7% interest for the purpose of rail track rehabilitation at the Rush City mill.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1) At the Company's Annual Meeting held on November 30 - December 1, 2000, the following directors were re-elected to the Board of Directors: Duane Stenzel, Elroy Webster, Leonard Larsen, Merlin Van Walleghen, James Kile and Robert Elliott. The following directors' terms of office continued after the meeting: Steven Burnet, Bruce Anderson, Michael Toelle, Robert Bass, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Glen Keppy, Gerald Kuster, Richard Owen and Richard Traphagen.

2) The Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings effective September 1, 2000. The resolution was ratified by the Company's members on December 1, 2000 at the Company's annual meeting. Beginning in fiscal year 2001 patronage distributions will be based on audited financial statement earnings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        EXHIBIT    DESCRIPTION
        -------    ------------------------------------------------------------

        10.1       Resolution of the Board of Directors of Cenex Harvest States
                   Cooperatives
        99         Cautionary Statement

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CENEX HARVEST STATES COOPERATIVES
                                    ---------------------------------
                                              (Registrant)



     January 10, 2001                        /s/ John Schmitz
     ----------------                        ----------------
          (Date)                               John Schmitz
                            Executive Vice President and Chief Financial Officer