Form 10-K/A
period 2000-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2001-04-02
CIK 823277

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-K/A
                              --------------------

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2000 OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                    FROM         TO        .
                         -------    -------

                        COMMISSION FILE NUMBER: 333-17865

                              --------------------

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

                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES |X| NO ____

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                        CENEX HARVEST STATES COOPERATIVES


Pursuant to the requirements of Section 210.3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, the undersigned registrant hereby amends Item 8, Item 14(a)(1) and Item 14(a)(3) of its annual report on Form 10-K for fiscal year ended August 31, 2000 to add the separate financial statements of Ventura Foods, LLC, a non-consolidated 50% owned equity investment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is hereby amended to include the financial statements of Ventura Foods, LLC, a non-consolidated 50% owned equity investment. The financial statements of Ventura Foods, LLC, which are included in this Form 10-K/A following the signatures, are hereby incorporated by reference in this Item 8.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

Item 14(a)(1) is hereby amended to add the following:

IV.      Ventura Foods, LLC, a non-consolidated 50% owned equity investment

         Independent Auditors' Report                                       F-53
         Consolidated Balance Sheets as of December 31, 2000 and 1999       F-54
         Consolidated Statements of Income for the years ended
          December 31, 2000, 1999 and 1998                                  F-55
         Consolidated Statements of Members' Capital for the
          years ended December 31, 2000 1999 and 1998                       F-56
         Consolidated Statements of Cash Flows for the years
          ended December 31, 2000, 1999 and 1998                            F-57
         Notes to Consolidated Financial Statements for the
          years ended December 31, 2000, 1999 and 1998                      F-58

(a)(3)   EXHIBITS

Item 14(a)(3) is amended to add the following exhibit:

23.3     Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


       CENEX HARVEST STATES COOPERATIVES


By:            /s/ JOHN SCHMITZ                         Date:   April 2, 2001
   -----------------------------------------------             -----------------
                 John Schmitz
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEPENDENT AUDITORS' REPORT


Members Committee of Ventura Foods, LLC:

We have audited the accompanying consolidated balance sheets of Ventura Foods, LLC and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, members' capital, and cash flows for each of three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for start-up activities in 1999.



DELOITTE & TOUCHE LLP

March 21, 2001
Los Angeles, California

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

- -------------------------------------------------------------------------------------------------------
ASSETS (NOTE 4)                                                                2000            1999
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                       $  4,285,000    $ 11,676,000
  Trade receivables, net of allowance for doubtful accounts of $822,000
     and $1,268,000 in 2000 and 1999, respectively (Notes 2 and 5)           57,348,000      56,989,000
  Inventories (Note 2)                                                       71,769,000      67,886,000
  Prepaid expenses and other current assets                                   1,820,000       1,846,000
  Due from Wilsey Foods, Inc. (Note 5)                                           48,000         341,000
                                                                           ------------    ------------

          Total current assets                                              135,270,000     138,738,000
                                                                           ------------    ------------

PROPERTY (Note 2):
  Land, buildings, and improvements                                          94,836,000      89,772,000
  Machinery and equipment                                                   119,565,000     109,750,000
  Construction-in-progress                                                    5,761,000       9,334,000
  Other property                                                              8,764,000       8,362,000
                                                                           ------------    ------------

           Total                                                            228,926,000     217,218,000
  Less accumulated depreciation and amortization                             81,596,000      71,814,000
                                                                           ------------    ------------

           Property, net                                                    147,330,000     145,404,000
                                                                           ------------    ------------

GOODWILL, Net of amortization of $14,144,000 and $10,144,000 in
  2000 and 1999, respectively (Notes 2 and 3)                                47,099,000      46,823,000

TRADEMARKS, Net of amortization of $5,407,000 and $3,696,000
  in 2000 and 1999, respectively (Note 2)                                    23,255,000      24,900,000

OTHER ASSETS, Net of amortization of $3,512,000 and $2,792,000
  in 2000 and 1999, respectively (Note 2)                                     5,500,000       6,019,000
                                                                           ------------    ------------

TOTAL                                                                      $358,454,000    $361,884,000
                                                                           ============    ============

- ------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' CAPITAL                                              2000            1999
CURRENT LIABILITIES:
  Accounts payable (Note 5)                                               $ 59,479,000    $ 64,133,000
  Accrued liabilities (Note 5)                                              18,082,000      15,874,000
  Accrued compensation (Note 6)                                             10,926,000       9,723,000
  Dividends payable                                                         10,312,000       4,843,000
  Bank lines of credit (Note 4)                                                             15,000,000
  Current portion of long-term debt (Note 4)                                12,566,000      12,423,000
  Current portion of long-term liability - Wilsey Foods, Inc. (Note 1)         974,000         487,000
                                                                          ------------    ------------

           Total current liabilities                                       112,339,000     122,483,000
                                                                          ------------    ------------

LONG-TERM DEBT (Note 4)                                                    110,527,000     123,087,000
                                                                          ------------    ------------

LONG-TERM LIABILITY - WILSEY FOODS, INC. (Note 1)                              491,000         978,000
                                                                          ------------    ------------

ACCRUED COMPENSATION (Note 6)                                                9,407,000       3,144,000
                                                                          ------------    ------------

           Total liabilities                                               232,764,000     249,692,000

COMMITMENTS AND CONTINGENCIES (Note 7)

MEMBERS' CAPITAL                                                           125,690,000     112,192,000
                                                                          ------------    ------------

TOTAL                                                                     $358,454,000    $361,884,000
                                                                          ============    ============


See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

- -------------------------------------------------------------------------------------------
                                               2000              1999              1998
NET SALES (Notes 2 and 5)                 $ 890,042,000     $ 918,043,000     $ 844,843,000

COST OF GOODS SOLD (Notes 2 and 5)          744,282,000       798,891,000       765,776,000
                                          -------------     -------------     -------------

GROSS PROFIT                                145,760,000       119,152,000        79,067,000
                                          -------------     -------------     -------------

OPERATING EXPENSES:
  Selling, general, and administrative
   (Notes 2 and 5)                           78,145,000        69,127,000        54,210,000
  Amortization of intangibles (Note 2)        6,431,000         6,379,000         3,840,000
                                          -------------     -------------     -------------

           Total operating expenses          84,576,000        75,506,000        58,050,000
                                          -------------     -------------     -------------

OPERATING INCOME                             61,184,000        43,646,000        21,017,000

INTEREST EXPENSE, Net                         9,585,000        10,146,000        10,339,000

OTHER INCOME (Note 7)                        (5,907,000)       (2,413,000)       (1,666,000)
                                          -------------     -------------     -------------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                       57,506,000        35,913,000        12,344,000

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE (Note 2)                                    --           563,000                --
                                          -------------     -------------     -------------

NET INCOME                                $  57,506,000     $  35,350,000     $  12,344,000
                                          =============     =============     =============


See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

- ------------------------------------------------------------------------------------
                                                          CENEX
                                       WILSEY            HARVEST
                                     FOODS, INC.          STATES            TOTAL
BALANCE, JANUARY 1, 1998           $  46,520,000     $  31,013,000     $  77,533,000

  Net income                           7,406,000         4,938,000        12,344,000

  Dividends                           (5,555,000)       (3,703,000)       (9,258,000)
                                   -------------     -------------     -------------

BALANCE, DECEMBER 31, 1998            48,371,000        32,248,000        80,619,000

  Net income                          21,210,000        14,140,000        35,350,000

  Contributions (Note 3)              12,000,000         8,000,000        20,000,000

  Dividends                          (14,266,000)       (9,511,000)      (23,777,000)
                                   -------------     -------------     -------------

BALANCE, DECEMBER 31, 1999            67,315,000        44,877,000       112,192,000

  Net income                          30,593,000        26,913,000        57,506,000

  Transfer of interest (Note 1)      (11,775,000)       11,775,000                --

  Dividends                          (23,288,000)      (20,720,000)      (44,008,000)
                                   -------------     -------------     -------------

BALANCE, DECEMBER 31, 2000         $  62,845,000     $  62,845,000     $ 125,690,000
                                   =============     =============     =============


See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

- ---------------------------------------------------------------------------------------------------------------
                                                                      2000            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 57,506,000     $ 35,350,000     $ 12,344,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  10,829,000        9,740,000        8,535,000
    Amortization of intangibles                                     6,431,000        6,379,000        3,840,000
    (Gain) loss on disposal/impairment of assets                     (139,000)       2,576,000        1,596,000
    Changes in operating assets and liabilities:
      Trade receivables                                              (359,000)       6,198,000       (9,371,000)
      Inventories                                                  (3,246,000)       4,600,000       (2,631,000)
      Prepaid expenses and other current assets                       234,000        2,442,000        7,099,000
      Accounts payable                                             (4,654,000)      (1,023,000)       5,740,000
      Accrued liabilities                                           1,780,000          900,000          313,000
      Accrued compensation                                          7,466,000        8,867,000         (129,000)
      Due to/from affiliates                                          293,000         (266,000)          40,000
                                                                 ------------     ------------     ------------

           Net cash provided by operating activities               76,141,000       75,763,000       27,376,000
                                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                         (13,037,000)     (17,841,000)      (8,913,000)
  Proceeds from sale of property                                    1,021,000           51,000          371,000
  Acquisitions, net of cash acquired (Note 3)                      (5,312,000)     (50,028,000)
  Acquisition of trademarks                                           (47,000)
  Other assets                                                       (201,000)      (1,355,000)        (574,000)
                                                                 ------------     ------------     ------------

           Net cash used in investing activities                  (17,576,000)     (69,173,000)      (9,116,000)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                      35,000,000       35,000,000
  Repayment of long-term debt                                     (12,417,000)      (9,490,000)      (7,500,000)
  Net payments on line of credit                                  (15,000,000)     (26,000,000)     (29,500,000)
  Payment to Wilsey Foods, Inc. (Note 1)                                              (487,000)        (974,000)
  Payment of bank loan fees                                                           (105,000)        (281,000)
  Dividends paid                                                  (38,539,000)     (23,274,000)      (9,084,000)
  Contributions received                                                            20,000,000
                                                                 ------------     ------------     ------------

           Net cash used in financing activities                  (65,956,000)      (4,356,000)     (12,339,000)
                                                                 ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (7,391,000)       2,234,000        5,921,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       11,676,000        9,442,000        3,521,000
                                                                 ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  4,285,000     $ 11,676,000        9,442,000
                                                                 ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                       $ 10,181,000     $ 10,296,000     $ 10,290,000
                                                                 ============     ============     ============

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
- --------------------------------------------------------------------------------


1.    GENERAL MATTERS

      Ventura Foods, LLC and its subsidiary (the "Company") is a processor and distributor of edible oils used in food preparation and a packager of food products. The Company sells its products to national and regional restaurant chains and food wholesalers, as well as retail chains.

      The Company was formed pursuant to a Joint Venture Agreement (the "Agreement") dated August 30, 1996 between Wilsey Foods, Inc. ("Wilsey") and Cenex Harvest States Cooperatives ("Cenex") whereby substantially all the assets and liabilities of Wilsey and Holsum Foods (a division of Cenex) were transferred and assigned, with certain exclusions, to the Company. Wilsey is a majority-owned subsidiary of Mitsui & Co., Ltd. From the period of inception through March 31, 2000, Wilsey and Cenex owned 60% and 40% of the Company, respectively. On March 31, 2000, Wilsey sold a 10% interest in the Company to Cenex. Accordingly, at December 31, 2000, Wilsey and Cenex each owned 50% of the Company, respectively.

      At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability - Wilsey Foods, Inc. The amount is payable in five equal annual installments of $487,000 plus a final installment of $491,000.

2.    ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100%-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE - In connection with the adoption of Statement of Position ("SOP") 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, on January 1, 1999, the Company charged $563,000 of previously deferred start-up costs to expense.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INVENTORIES AND FUTURES CONTRACTS - Inventories consist of the following at December 31, 2000 and 1999:

                                               2000             1999

        Bulk oil                            $28,673,000     $25,261,000
        Finished goods                       24,411,000      24,564,000
        Ingredients and supplies             18,685,000      18,061,000
                                            -----------     -----------

        Total                               $71,769,000     $67,886,000
                                            ===========     ===========

      The Company accounts for bulk oil, including bulk oil in finished goods, at market prices. This method approximates lower of cost or market, using the first-in, first-out method, given the rapid inventory turns. In addition, futures contracts and forward purchase and sales contracts are marked to market through cost of sales, with the unrealized gains and/or losses recorded in inventories. All other inventories are accounted for at the lower of cost or market, using the first-in first-out method.

      The Company enters into forward purchase and sales contracts in connection with its food oil processing and distribution activities. The Company also uses futures contracts to hedge price volatility of bulk oil held in inventory. A significant portion of such contracts is based on the soybean market. In addition, the Company enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price (the "Basis Contracts").

      The following summarizes the Company's positions at December 31, 2000 and 1999:


                                                                     UNREALIZED
         FORWARD CONTRACTS AND COMMITMENTS     POUNDS     DOLLARS    (LOSS) GAIN
                                                      (IN THOUSANDS)

         DECEMBER 31, 2000

         Forward purchases                    468,300    $  85,300    $  (1,841)
         Forward sales                        423,900       78,200        6,488
         Basis purchase                       675,500                      (263)
         Basis sales                           84,600                       136
         Futures contracts                    123,300                      (429)
                                            ---------                 ---------

                                            1,775,600                 $   4,091
                                            =========                 =========

         DECEMBER 31, 1999

         Forward purchases                    439,600    $  82,300    $    (366)
         Forward sales                        407,300       77,300        4,622
         Basis purchase                       364,000                     1,887
         Basis sales                           83,200                      (857)
         Futures contracts                     97,200                       (24)
                                            ---------                 ---------

                                            1,391,300                 $   5,262
                                            =========                 =========

      The fair value of futures, forward purchases, and forward sales contracts are determined primarily from quotes listed on the Chicago Board of Trade. The dollar amount of commitments under Basis Contracts is not known until the contracts are converted to orders at which time they are priced.

      The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

      PROPERTY AND DEPRECIATION - Property is stated at cost, and depreciation is provided for using the straight-line method over the estimated useful lives of the assets, as follows:

         Buildings                                                 40 years
         Leasehold improvement                                 3 - 19 years
         Machinery and equipment                              10 - 25 years
         Other fixed assets                                    3 - 20 years

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company estimates the fair value of financial instruments using the following methods and assumptions:

         ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts approximate fair value, due to the short maturities of these instruments.

         LINES OF CREDIT - The carrying amounts approximate fair value, as the interest rates are based upon variable reference rates.

         LONG-TERM DEBT - Based on the borrowing rates currently available to the Company for bank loans with similar terms and remaining maturities, the carrying amounts approximate fair value.

         FUTURES CONTRACTS - The fair value of futures contracts (used for hedging purposes) is determined from quotes listed on the Chicago Board of Trade.

      CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. During 2000, 1999, and 1998, net sales to one customer were 21%, 18%, and 18% of total net sales, respectively. This customer represents approximately 3% and 13% of trade receivables at December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

      GOODWILL AND TRADEMARKS - The Company's goodwill relates to various acquisitions of businesses and is being amortized using the straight-line method over periods ranging from 15 to 20 years. Trademarks are amortized using the straight-line method over 10 to 15 years. Patents and other intangibles are amortized using the straight-line method over 1 to 15 years.

      IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, including identifiable intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method. During 2000, 1999, and 1998, impairment losses of approximately $0, $1,277,000, and $240,000, respectively, were recognized.

      ADVERTISING COSTS - The Company expenses advertising costs in the period incurred. For the years ended December 31, 2000, 1999, and 1998, the Company incurred advertising expenses of approximately $6,100,000, $4,500,000, and $4,800,000, respectively.

      INCOME TAXES - The Company is a limited liability company and has no liability for federal and state income taxes. Income is taxed to the members based on their allocated share of taxable income or loss. However, certain states tax the income of limited liability companies. The Company's liability for such state income taxes is not significant.

      REVENUE RECOGNITION - Revenue is recognized after the related product has been shipped and title has transferred to the customer. Sales are presented net of discounts and sales allowances.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

      RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has adopted all applicable provisions of SAB 101, as amended. Such adoption did not have a material impact on the Company's consolidated financial statements.

      Emerging Issues Task Force Issue 00-10 ("EITF 00-10"), ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Accordingly, the Company has presented such amounts as a component of net sales for the year ended December 31, 2000, and has reclassified such amounts for the years ended December 31, 1999 and 1998 to conform to the current-period presentation. Costs incurred for shipping and handling are reported as a component of cost of goods sold.

3.    ACQUISITIONS

      During 2000, the Company acquired substantially all the assets and liabilities of Sona and Hollen for $5,740,000 ($428,000 of which was withheld from the purchase price and will be paid at certain specific dates within the next two years). Sona and Hollen is a portion packing company located in Los Alamitos, California.

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the assets acquired, approximately $4,276,000, was recorded as goodwill and is being amortized over a 15-year period. The following is a summary of the assets acquired at estimated fair market value:

         Inventories                                             $  637,000
         Prepaid expenses and other assets                          208,000
         Property and equipment                                     600,000
         Trademark                                                   19,000
         Goodwill                                                 4,276,000
                                                                 ----------

         Net assets of business acquired                         $5,740,000
                                                                 ==========

      On January 11, 1999, the Company acquired substantially all the assets and liabilities of Sunnyland Refining Company ("Sunnyland") from its parent, Kane-Miller Corp, for $53.2 million in cash. Sunnyland is a manufacturer and national distributor of margarine products located in Birmingham, Alabama.

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the assets acquired, approximately $38.8 million, was recorded as goodwill and is being amortized over a 15-year period. The purchase price was funded by additional members' contributions of $20,000,000 and additional bank borrowings.

      The following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

         Cash                                                  $  3,201,000
         Accounts receivable                                      6,513,000
         Inventories                                              2,577,000
         Prepaid expenses and other assets                          486,000
         Property and equipment                                  12,445,000
         Goodwill                                                38,837,000
                                                               ------------

                                                                 64,059,000
                                                               ------------

         Accounts payable                                        (7,653,000)
         Accrued liabilities                                     (3,177,000)
                                                               ------------

                                                                (10,830,000)
                                                               ------------

         Net assets of business acquired                       $ 53,229,000
                                                               ============

4.    LINES OF CREDIT AND LONG-TERM DEBT

      LINES OF CREDIT - At December 31, 2000, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Borrowings at December 31, 2000 and 1999 under such lines were $0 and $15,000,000, respectively. The interest rates applicable to borrowings are based, at the option of the Company, at a London Interbank Offered Rate ("LIBOR") based or a term federal funds rate ("TFFR") based option. The weighted-average rate at

      December 31, 1999 was 6.33%. The credit agreement is subject to renewal annually with the banking group.

      LONG-TERM DEBT - At December 31, 2000 and 1999, balances outstanding on long-term debt were $123,093,000 and $135,510,000, respectively. The interest rate applicable to term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based, or a fixed rate option. The weighted-average interest rate on borrowings at December 31, 2000 and 1999 was 6.93% and 6.87%, respectively.

      The term loans are collateralized by substantially all property, equipment, and intellectual property rights, and the lines of credit are collateralized by substantially all trade receivables and inventories of the Company. The loan agreements contain various covenants, including compliance with tangible net worth (as defined) and other financial ratios, restrictions on the payment of dividends, and restrictions on the incurrence of additional debt.

      Annual maturities of long-term debt at December 31, 2000 are:

         2001                                                  $ 12,566,000
         2002                                                    12,718,000
         2003                                                    74,180,000
         2004                                                     2,754,000
         2005                                                     2,939,000
         Thereafter                                              17,936,000
                                                               ------------

         Total                                                  123,093,000
         Less current portion                                    12,566,000
                                                               ------------

         Long-term debt                                        $110,527,000
                                                               ============

5.    TRANSACTIONS WITH AFFILIATES

      At December 31, 2000 and 1999, the Company had receivable balances of $48,000 and $341,000, respectively, due from Wilsey for reimbursement of expenses paid by the Company on behalf of Wilsey.

      Included in accounts payable at December 31, 2000 and 1999 were $3,214,000 and $5,743,000, respectively, payable to Cenex for purchases of oil. Purchases from Cenex for the years ended December 31, 2000, 1999, and 1998 were $48,916,000, $84,872,000, and $105,874,000, respectively. Sales to
      Cenex for the years ended December 31, 2000, 1999, and 1998 totaled $950,000, $1,130,000, and $0, respectively.

      Included in accounts payable at December 31, 2000 and 1999 were $759,000 and $668,000, respectively, payable to Mitsui USA for the Company's participation in Mitsui USA's insurance plans. During the years ended December 31, 2000, 1999, and 1998, the Company recorded expenses of $5,049,000, $5,677,000 and $5,171,000, respectively, in connection with its participation in such plans.

      Included in trade receivables at December 31, 2000 and 1999 were $103,000 and $239,500, respectively, of receivables from Mitsui USA for product sales. Sales to Mitsui USA for the years ended December 31, 2000, 1999, and 1998 totaled $1,569,000, $2,509,000,and $3,429,000, respectively.

      Forward purchase contracts as of December 31, 2000 included commitments for purchases of 40,530,000 pounds of oil from Cenex. The Company recognized (losses) gains of $(363,000), $(25,000) and $426,000, respectively, on such related party commitments for the years ended December 31, 2000, 1999, and 1998.

6.    EMPLOYEE BENEFIT PLANS

      The Company has long-term incentive arrangements whereby certain key executives can earn additional compensation. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based targets over a multi-year period, ranging from three to five years. At the end of such periods, amounts earned by individual executives will be contributed to a rabbi trust unless representatives of Wilsey and Cenex elect to pay such amounts directly to the respective key executives. For the years ended December 31, 2000, 1999, and 1998, the Company recognized compensation expense under these long-term incentive arrangements of $5,883,929, $1,780,445, and $281,300, respectively. At
      December 31, 2000 and 1999, a liability for such awards of $8,269,874 and $2,385,945, respectively, is classified as long-term accrued compensation in the accompanying consolidated balance sheets.

      The Company has a combined 401(k) and defined contribution profit-sharing plan (the "Plan") covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company is required by the Plan to make certain matching contributions of up to 4% of each participant's salary and may make discretionary profit-sharing contributions. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under such plan, employees can make annual voluntary contributions of up to 15% of their compensation. Expense for the years ended December 31, 2000, 1999, and 1998 totaled $5,139,000, $5,212,000, and $2,989,000, respectively. Certain of the Company's union employees are participants in multi-employer plans. Payments to multi-employer pension plans are negotiated in various collective bargaining agreements and aggregated $1,640,915, $1,465,000, and $1,431,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multi-employer pension plans are not available, as the Company does not administer these plans.

      Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of December 31, 2000 and 1999 was $1,392,000 and $1,072,000, respectively. A liability of $1,137,000 and $758,000 as of December 31, 2000 and 1999, respectively, is included in long-term accrued compensation in the accompanying consolidated balance sheets. The plan is unfunded. During 2000 and 1999, the Company recorded benefit expense related to the plan of $379,000 and $412,000, respectively. The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                           DECEMBER 31,
                                                      --------------------
                                                         2000       1999

         Discount rate                                   7.0%       7.5%
         Rate of compensation increase                   3.0%       4.0%

      The Company accrues the actuarially determined amount necessary to fund the participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

7.    COMMITMENTS AND CONTINGENCIES

      Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at December 31, 2000 are as follows:

         2001                                                   $ 4,296,000
         2002                                                     3,630,000
         2003                                                     2,744,000
         2004                                                     2,233,000
         2005                                                     1,520,000
         Thereafter                                                 915,000
                                                                -----------

         Total                                                  $15,338,000
                                                                ===========

      Under the lease agreements, the Company is obligated to pay certain property taxes, insurance, and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the years ended December 31, 2000, 1999, and 1998 under operating leases totaled $5,205,000, $5,121,000, and $4,231,000, respectively.

      During the year ended December 31, 2000, the Company received a payment of approximately $2.4 million in connection with the settlement of a class action lawsuit. This amount has been recorded as a component of other income in the accompanying consolidated statements of income.

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

8.    SUBSEQUENT EVENT

      Effective January 1, 2001, the Company has changed its fiscal year-end from December 31 to March 31.

                                     ******