Form 10-Q
period 2001-02-28
CENEX HARVEST STATES COOPERATIVES
filed 2001-04-10
CIK 823277

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


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

                                YES __X__ NO ____


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
                      (Class)                   (Number of shares outstanding at
                                                        November 30, 2000)

================================================================================

                                     INDEX

                                                                                           PAGE
                                                                                           NO.
                                                                                           ----
PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements
 Consolidated Balance Sheets as of February 28, 2001 (unaudited), August 31, 2000 and
 February 29, 2000 (unaudited) ...........................................................   2
 Consolidated Statements of Operations for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................   3
 Consolidated Statements of Cash Flows for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................   4
 Notes to Consolidated Financial Statements (unaudited) ..................................   5
 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ...................................................................  10
 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......................  17

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements
 Balance Sheets as of February 28, 2001 (unaudited), August 31, 2000 and
 February 29, 2000 (unaudited) ...........................................................  18
 Statements of Operations for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................  19
 Statements of Cash Flows for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................  20
 Notes to Financial Statements (unaudited) ...............................................  21
 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ...................................................................  22

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements
 Balance Sheets as of February 28, 2001 (unaudited), August 31, 2000 and
 February 29, 2000 (unaudited) ...........................................................  26
 Statements of Operations for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................  27
 Statements of Cash Flows for the three months and six months ended
 February 28, 2001 and February 29, 2000 (unaudited) .....................................  28
 Notes to Financial Statements (unaudited) ...............................................  29
 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ...................................................................  30

PART II. OTHER INFORMATION
 Items 1 through 3 have been omitted since all items are inapplicable or answers are negative
 Item 4. Submission of Matters to a Vote of Security Holders .............................  33
 Item 5 has been omitted since the answer is negative
 Item 6. Exhibits and Reports on Form 8-K ................................................  33

SIGNATURE PAGE ...........................................................................  34

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

     SUPPLY AND DEMAND FORCES. The Company may be adversely affected by supply and demand relationships, both domestic and international. Supply may be affected by weather conditions, disease, insect damage, acreage planted, government regulation and policies and commodity price levels. The current short supply and high demand of natural gas will impact the supply of fertilizer. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Reduced demand for U.S. agricultural products may also adversely affect the demand for fertilizer, chemicals and petroleum products sold by the Company and used to produce crops. Demand may also be affected by changes in eating habits, population growth and increased or decreased per capita consumption of some products.

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

     MILLING BUSINESS COMPETITIVE TRENDS. Certain major durum milling competitors of the Wheat Milling Defined Business Unit have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants. This trend could potentially decrease the future demand for semolina from nonintegrated millers. In addition, the growth in demand for baking and bread flour is marginal during a period when the milling industry has been expanding, which will continue to put pressure on gross margins.

     The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption Cautionary Statement to this Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                                     2001            2000            2000
                                                                --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                                            (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents ..................................     $   47,348     $   56,393      $   55,234
 Receivables ................................................        732,010        834,743         707,434
 Inventories ................................................        622,210        602,385         670,549
 Other current assets .......................................        130,027         37,777         181,550
                                                                  ----------     ----------      ----------
  Total current assets ......................................      1,531,595      1,531,298       1,614,767
INVESTMENTS .................................................        440,996        451,211         407,924
PROPERTY, PLANT AND EQUIPMENT ...............................      1,028,775      1,034,768         989,101
OTHER ASSETS ................................................        201,146        155,403         125,132
                                                                  ----------     ----------      ----------
  Total assets ..............................................     $3,202,512     $3,172,680      $3,136,924
                                                                  ==========     ==========      ==========

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES
 Notes payable ..............................................     $  385,918     $  217,926      $  225,475
 Current portion of long-term debt ..........................         28,270         30,173          20,802
 Customer credit balances ...................................         65,848         36,779          55,210
 Customer advance payments ..................................        142,799        131,935         243,913
 Checks and drafts outstanding ..............................         44,572         84,086          37,350
 Accounts payable ...........................................        456,740        624,772         648,618
 Accrued expenses ...........................................        121,890        147,710         129,650
 Patronage dividends and equity retirements payable .........         35,362         43,694          15,056
                                                                  ----------     ----------      ----------
  Total current liabilities .................................      1,281,399      1,317,075       1,376,074
LONG-TERM DEBT ..............................................        530,213        480,327         451,500
OTHER LIABILITIES ...........................................         89,768         84,929          78,366
MINORITY INTERESTS IN SUBSIDIARIES ..........................         74,242        125,923         108,938
COMMITMENTS AND CONTINGENCIES
EQUITIES ....................................................      1,226,890      1,164,426       1,122,046
                                                                  ----------     ----------      ----------
  Total liabilities and equities ............................     $3,202,512     $3,172,680      $3,136,924
                                                                  ==========     ==========      ==========

               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE                          FOR THE
                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   -------------------------------   ------------------------------
                                                    FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                        2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                             --------------   --------------   --------------   -------------
REVENUES:
 Net sales .....................................     $1,853,239       $1,920,116       $4,022,021      $3,938,874
 Patronage dividends ...........................            823            1,266            1,248           1,524
 Other revenues ................................         39,581           23,815           67,351          49,102
                                                     ----------       ----------       ----------      ----------
                                                      1,893,643        1,945,197        4,090,620       3,989,500
                                                     ----------       ----------       ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................      1,789,408        1,903,539        3,900,368       3,888,352
 Marketing, general and administrative .........         42,465           37,717           80,875          75,493
 Interest ......................................         17,500           14,001           33,072          26,957
 Equity loss from investments ..................         15,853            7,787           13,493           8,610
 Minority interests ............................          8,473           (9,703)          12,206          (9,166)
                                                     ----------       ----------       ----------      ----------
                                                      1,873,699        1,953,341        4,040,014       3,990,246
                                                     ----------       ----------       ----------      ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE ..........................         19,944           (8,144)          50,606            (746)
Income taxes ...................................         (6,528)          (4,016)         (38,651)         (5,737)
                                                     ----------       ----------       ----------      ----------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE .............................         26,472           (4,128)          89,257           4,991
Cumulative effect of accounting change,
 net of income tax benefit .....................                                           (3,263)
                                                     ----------       ----------       ----------      ----------
NET INCOME (LOSS) ..............................     $   26,472       $   (4,128)      $   85,994      $    4,991
                                                     ==========       ==========       ==========      ==========

               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE                          FOR THE
                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           -------------------------------   ------------------------------
                                                            FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                                2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                                     --------------   --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .....................................     $   26,472       $   (4,128)      $   85,994      $    4,991
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Cumulative effect of accounting change, net of
    income tax benefit .................................                                            3,263
   Depreciation and amortization .......................         24,872           21,795           49,627          43,973
   Noncash net loss from equity investments ............         15,853            7,787           13,493           8,610
   Minority interests ..................................          8,473           (9,703)          12,206          (9,166)
   Noncash portion of patronage dividends received .....           (724)          (1,004)            (875)         (1,074)
   Gain on sale of property, plant and equipment .......        (13,790)            (756)         (14,416)           (832)
   Other, net ..........................................         (1,938)             378           (1,938)            378
   Changes in operating assets and liabilities:
    Receivables ........................................        107,697           17,429          102,679         (97,863)
    Inventories ........................................          9,699            3,099          (74,224)        (66,446)
    Other current assets and other assets ..............        (80,559)        (148,822)        (138,495)       (149,890)
    Customer credit balances ...........................         (8,015)           7,571           29,069          10,240
    Customer advance payments ..........................         13,722           (6,639)          10,864         116,158
    Accounts payable and accrued expenses ..............       (203,027)         171,716         (193,852)        208,766
    Other liabilities ..................................         (4,424)          (1,331)           2,912          (9,807)
                                                             ----------       ----------       ----------      ----------
      Net cash (used in) provided by operating
       activities ......................................       (105,689)          57,392         (113,693)         58,038
                                                             ----------       ----------       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ..........        (24,124)         (28,690)         (48,536)        (60,544)
 Proceeds from disposition of property, plant and
  equipment ............................................         26,206              939           27,721           1,395
 Investments ...........................................         (4,123)            (104)         (11,604)         (1,663)
 Investments redeemed from equity investments ..........            638                             8,204          10,338
 Investments redeemed ..................................            468            1,437              635           2,688
 Changes in notes receivable ...........................           (360)          (1,634)            (392)         (1,581)
 Acquisition of intangibles ............................         (7,038)                           (7,038)
 Distribution to minority owners .......................         (8,537)          (3,779)         (12,525)         (5,027)
 Other investing activities, net .......................          4,533            1,306            5,609             390
                                                             ----------       ----------       ----------      ----------
      Net cash used in investing activities ............        (12,337)         (30,525)         (37,926)        (54,004)
                                                             ----------       ----------       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ..............................         77,863           (3,879)         167,992          28,489
 Long-term debt borrowings .............................         61,244                            61,809
 Principal payments on long-term debt ..................         (4,718)          (4,795)         (13,826)        (10,639)
 Changes in checks and drafts outstanding ..............        (28,202)             450          (39,514)        (11,255)
 Retirements of equities ...............................         (2,374)          (1,581)          (7,911)        (13,092)
 Cash patronage dividends paid .........................        (25,976)         (17,970)         (25,976)        (17,970)
                                                             ----------       ----------       ----------      ----------
      Net cash provided by (used in) financing
       activities ......................................         77,837          (27,775)         142,574         (24,467)
                                                             ----------       ----------       ----------      ----------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS ...........................................        (40,189)            (908)          (9,045)        (20,433)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ...................................         87,537           56,142           56,393          75,667
                                                             ----------       ----------       ----------      ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD .............................................     $   47,348       $   55,234       $   47,348      $   55,234
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of February 28, 2001 and February 29, 2000, and the statements of operations and cash flows for the three months and six months ended February 28, 2001 and February 29, 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet data as of August 31, 2000 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The unaudited consolidated financial statements include the accounts of the Company and all of its' wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

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

EQUITIES

     Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, the resolution was ratified by the Company's members and beginning in fiscal year 2001 patronage distributions will be based on audited financial statement earnings.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of adoption was a loss of $3.6 million ($3.3 million net of income tax benefit) relating to the energy business segment.

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

     Unrealized gains and losses on futures and options contracts used to hedge grain, oilseed and certain energy inventories, and fixed priced contracts, are recognized for financial reporting. Grain and oilseed inventories and fixed priced contracts are marked to market so that gains and losses on the derivative contracts are offset by gains and losses on inventories and fixed priced contracts during the same accounting period. Energy inventories are valued at the lower of cost or market, and energy fixed price contracts are marked to market.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will materially impact its financial statements.

     Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company does not believe that adoption of EITF 00-10 will materially impact the financial statements.

NOTE 2. RECEIVABLES

                                                      FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                          2001            2000            2000
                                                     --------------   ------------   -------------
   Trade .........................................      $725,411        $834,349        $715,390
   Other .........................................        30,404          23,643          15,657
                                                        --------        --------        --------
                                                         755,815         857,992         731,047
   Less allowances for doubtful accounts .........        23,805          23,249          23,613
                                                        --------        --------        --------
                                                        $732,010        $834,743        $707,434
                                                        ========        ========        ========

NOTE 3. INVENTORIES

                                            FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                2001            2000            2000
                                           --------------   ------------   -------------
   Energy ..............................      $229,714        $286,276        $299,316
   Grain and oilseed ...................       251,209         215,570         202,497
   Feed and farm supplies ..............       104,583          63,909          64,930
   Processed grain and oilseed .........        32,755          32,993          14,612
   Agronomy ............................            --              --          86,153
   Other ...............................         3,949           3,637           3,041
                                              --------        --------        --------
                                              $622,210        $602,385        $670,549
                                              ========        ========        ========

NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for Ventura Foods, LLC and Agriliance, LLC for the three-month and six-month periods as indicated below.

                              VENTURA FOODS, LLC

                              FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                            -------------------------------   ------------------------------
                             FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                 2001             2000             2001             2000
                            --------------   --------------   --------------   -------------
   Net sales ............      $229,427         $216,237         $459,435         $446,267
   Gross profit .........        31,655           27,147           65,532           62,891
   Net income ...........        10,950            5,844           22,414           18,631

     Effective January 1, 2000, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O'Lakes, Inc. created Agriliance, a distributor of crop nutrients, crop protection products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O'Lakes, Inc. with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance, resulting in a gain of approximately $7.4 million. In July 2000, the Company exchanged its ownership in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC for a 25% equity interest in Agriliance. The interests of the Company and Farmland Industries, Inc. are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance.

     In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance then purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payable.

     As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance on the equity method.

                                AGRILIANCE, LLC

                             FOR THE THREE     FOR THE SIX
                              MONTHS ENDED     MONTHS ENDED
                              FEBRUARY 28,     FEBRUARY 28,
                                  2001             2001
                            ---------------   -------------
   Net sales ............      $ 668,397       $1,329,278
   Gross profit .........         52,363          109,361
   Net loss .............        (26,130)         (48,767)

NOTE 5. COMPREHENSIVE INCOME

     During the three months ended February 28, 2001 and February 29, 2000, total comprehensive income (loss) amounted to $27.4 million income and $5.3 million loss, respectively. For the six months ended February 28, 2001 and February 29, 2000, total comprehensive income amounted to $88.4 million and $3.9 million, respectively. Accumulated other comprehensive loss on February 28, 2001, August 31, 2000 and February 29, 2000 was $0.1 million, $2.4 million and $2.3 million, respectively.

NOTE 6. SEGMENT REPORTING

     Effective September 1, 2000, the Company's management reorganized the way its businesses are managed and internally reported. A new segment named Country Operations was created. This new segment includes the former Farm Marketing & Supply business previously included in the Grain Marketing and Farm Marketing & Supply segment, and also the Country Services, hedging and insurance services formerly included in Other. With the reorganization there are five business segments. These segments, which are based on products and services, include Agronomy, Energy, Grain Marketing, Country Operations, and Processed Grain and Consumer Products. Reconciling items represent the eliminations of intracompany sales between segments. Intracompany sales from Country Operations to Grain Marketing were $169.3 million and $163.1 million for the three months ended February 28, 2001 and February 29, 2000, respectively, and $374.8 million and $345.5 million for the six months ended February 28, 2001 and February 29, 2000, respectively. Intra-company sales from Energy to Country Operations were $18.2 million and $10.9 million for the three months ended February 28, 2001 and February 29, 2000, respectively, and $38.2 million and $22.3 million for the six months ended February 28, 2001 and February 29, 2000, respectively. The prior year's segment information has been restated to reflect the change in segments. Due to cost allocations and intersegment activity, management does not represent that these segments if operated independently, would report the income before income taxes and other financial information as presented.

     Segment information for the three months and six months ended February 28, 2001 and February 29, 2000 is as follows:

                                                                       GRAIN
                                       AGRONOMY        ENERGY        MARKETING
                                      ----------     ----------     ----------
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2001:
  Net sales .......................                  $  696,740     $  872,897
  Patronage dividends .............                          31            444
  Other revenues (losses) .........                         671          5,979
                                      ----------     ----------     ----------
                                                        697,442        879,320
  Cost of goods sold ..............                     640,075        873,566
  Marketing, general
   and administrative .............   $    1,926         11,504          5,148
  Interest ........................       (1,411)         6,822          2,160
  Equity loss (income)
   from investments ...............       13,100           (189)          (707)
  Minority interests ..............                       8,356
                                      ----------     ----------     ----------
  (Loss) income before
   income taxes ...................   $  (13,615)    $   30,874     $     (847)
                                      ==========     ==========     ==========
FOR THE THREE MONTHS ENDED
 FEBRUARY 29, 2000
  Net sales .......................   $  126,957     $  663,713     $  892,348
  Patronage dividends .............                          72            518
  Other revenues ..................                         473          5,080
                                      ----------     ----------     ----------
                                         126,957        664,258        897,946
  Cost of goods sold ..............      114,619        670,863        889,300
  Marketing, general
   and administrative .............        2,803         12,280          4,890
  Interest ........................       (1,584)         7,367          2,349
  Equity loss (income)
   from investments ...............       12,835           (412)        (2,338)
  Minority interests ..............                      (9,732)
                                      ----------     ----------     ----------
  (Loss) income before
   income taxes ...................   $   (1,716)    $  (16,108)    $    3,745
                                      ==========     ==========     ==========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2001
  Net sales .......................                  $1,570,136     $1,840,387
  Patronage dividends .............   $      268             40            501
  Other revenues ..................                       1,418         11,420
                                      ----------     ----------     ----------
                                             268      1,571,594      1,852,308
  Cost of goods sold ..............                   1,470,461      1,838,868
  Marketing, general
   and administrative .............        3,716         21,254         10,656
  Interest ........................       (2,582)        13,902          4,325
  Equity loss (income)
   from investments ...............       18,329           (344)        (2,526)
  Minority interests ..............                      12,086
                                      ----------     ----------     ----------
  (Loss) income before
   income taxes and
   cumulative effect of
   accounting change ..............   $  (19,195)    $   54,235     $      985
                                      ==========     ==========     ==========
   Total identifiable
    assets ........................   $  207,572     $1,212,305     $  360,507
                                      ==========     ==========     ==========

[WIDE TABLE CONTINUED]

                                                   PROCESSED
                                                   GRAIN AND
                                       COUNTRY     CONSUMER                   RECONCILING
                                     OPERATIONS    PRODUCTS       OTHER         AMOUNTS        TOTAL
                                    ------------ ------------ ------------- -------------- -------------
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2001:
  Net sales .......................   $324,161    $ 146,936                   $ (187,495)   $1,853,239
  Patronage dividends .............        313                  $      35                          823
  Other revenues (losses) .........     27,488          (15)        5,458                       39,581
                                      --------    ---------     ---------     ----------    ----------
                                       351,962      146,921         5,493       (187,495)    1,893,643
  Cost of goods sold ..............    324,735      138,527                     (187,495)    1,789,408
  Marketing, general
   and administrative .............     14,323        7,518         2,046                       42,465
  Interest ........................      4,011        3,464         2,454                       17,500
  Equity loss (income)
   from investments ...............        158       (5,632)        9,123                       15,853
  Minority interests ..............        117                                                   8,473
                                      --------    ---------     ---------     ----------    ----------
  (Loss) income before
   income taxes ...................   $  8,618    $   3,044     $  (8,130)    $       --    $   19,944
                                      ========    =========     =========     ==========    ==========
FOR THE THREE MONTHS ENDED
 FEBRUARY 29, 2000
  Net sales .......................   $280,759    $ 130,335                   $ (173,996)   $1,920,116
  Patronage dividends .............        603                  $      73                        1,266
  Other revenues ..................     16,032            4         2,226                       23,815
                                      --------    ---------     ---------     ----------    ----------
                                       297,394      130,339         2,299       (173,996)    1,945,197
  Cost of goods sold ..............    279,840      122,913                     (173,996)    1,903,539
  Marketing, general
   and administrative .............     12,334        3,870         1,540                       37,717
  Interest ........................      2,414        1,909         1,546                       14,001
  Equity loss (income)
   from investments ...............       (332)      (1,966)                                     7,787
  Minority interests ..............         29                                                  (9,703)
                                      --------    ---------     ---------     ----------    ----------
  (Loss) income before
   income taxes ...................   $  3,109    $   3,613     $    (787)    $       --    $   (8,144)
                                      ========    =========     =========     ==========    ==========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2001
  Net sales .......................   $726,046    $ 298,475                   $ (413,023)   $4,022,021
  Patronage dividends .............        346                  $      93                        1,248
  Other revenues ..................     48,007           10         6,496                       67,351
                                      --------    ---------     ---------     ----------    ----------
                                       774,399      298,485         6,589       (413,023)    4,090,620
  Cost of goods sold ..............    725,714      278,348                     (413,023)    3,900,368
  Marketing, general
   and administrative .............     26,531       14,895         3,823                       80,875
  Interest ........................      7,748        7,172         2,507                       33,072
  Equity loss (income)
   from investments ...............        251      (11,340)        9,123                       13,493
  Minority interests ..............        120                                                  12,206
                                      --------    ---------     ---------     ----------    ----------
  (Loss) income before
   income taxes and
   cumulative effect of
   accounting change ..............   $ 14,035    $   9,410     $  (8,864)    $       --    $   50,606
                                      ========    =========     =========     ==========    ==========
   Total identifiable
    assets ........................   $790,555    $ 429,935     $ 201,638     $       --    $3,202,512
                                      ========    =========     =========     ==========    ==========

                                                               GRAIN        COUNTRY
                                  AGRONOMY       ENERGY      MARKETING    OPERATIONS
                                ------------ ------------- ------------- ------------
FOR THE SIX MONTHS ENDED
FEBRUARY 29, 2000
  Net sales ...................   $229,020    $1,334,332    $1,848,691     $628,139
  Patronage dividends .........        111            87           547          647
  Other revenues ..............                      947         9,514       34,725
                                  --------    ----------    ----------     --------
                                   229,131     1,335,366     1,858,752      663,511
  Cost of goods sold ..........    210,189     1,326,214     1,843,159      627,775
  Marketing, general
   and administrative .........      5,700        23,914        10,346       24,163
  Interest ....................       (253)       12,582         4,568        4,538
  Equity loss (income)
   from investments ...........     22,160          (577)       (5,187)        (726)
  Minority interests ..........                   (9,217)                        51
                                  --------    ----------    ----------     --------
  (Loss) income before
   income taxes ...............   $ (8,665)   $  (17,550)   $    5,866     $  7,710
                                  ========    ==========    ==========     ========
   Total identifiable
    assets ....................   $502,030    $1,263,845    $  230,094     $638,156
                                  ========    ==========    ==========     ========

[WIDE TABLE CONTINUED]

                                  PROCESSED
                                  GRAIN AND
                                  CONSUMER                  RECONCILING
                                  PRODUCTS       OTHER        AMOUNTS        TOTAL
                                ------------ ------------ -------------- -------------
FOR THE SIX MONTHS ENDED
FEBRUARY 29, 2000
  Net sales ...................   $266,487                  $ (367,795)   $3,938,874
  Patronage dividends .........                $    132                        1,524
  Other revenues ..............        135        3,781                       49,102
                                  --------     --------     ----------    ----------
                                   266,622        3,913       (367,795)    3,989,500
  Cost of goods sold ..........    248,810                    (367,795)    3,888,352
  Marketing, general
   and administrative .........      8,505        2,865                       75,493
  Interest ....................      3,445        2,077                       26,957
  Equity loss (income)
   from investments ...........     (7,081)          21                        8,610
  Minority interests ..........                                               (9,166)
                                  --------     --------     ----------    ----------
  (Loss) income before
   income taxes ...............   $ 12,943     $ (1,050)    $       --    $     (746)
                                  ========     ========     ==========    ==========
   Total identifiable
    assets ....................   $304,589     $198,210     $       --    $3,136,924
                                  ========     ========     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, the resolution was ratified by the Company's members and beginning in fiscal year 2001 patronage distributions will be based on audited financial statement earnings.

     The Company adopted SFAS No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of adoption was a loss of $3.6 million ($3.3 million net of income tax benefit) related to the energy business segment. All of the Company's derivatives are designated as non-hedge derivatives. The Company utilizes futures, options and forward contracts related to grain and certain energy inventories. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     Consolidated net income for the three months ended February 28, 2001 was $26.5 million compared to a net loss of $4.1 million for the same three-month period in 2000, which represents a $30.6 million increase. This increase in profitability is primarily attributable to an increase in net income from the Company's Energy and Country Operations segments of $47.0 million and $5.5 million, respectively. These increases were partially offset by decreases from the Agronomy and Grain Marketing segments of $11.9 million and $4.6 million, respectively. As a greater than 20% owner in two technology companies, the Company recognized its pro-rata share of those entities' operating losses, which also partially offset the increases from the Energy and Country Operations segments. The Company's pro-rata share of the entities' operating losses were $9.1 million.

     Consolidated net sales of $1.9 billion for the three months ended February 28, 2001 decreased $66.9 million (3%) compared to the same three months ended in 2000.

     Company-wide grain and oilseed net sales of $916.9 million decreased $3.7 million during the three months ended February 28, 2001 compared to the same three months ended in 2000. Sales for the three months ended February 28, 2001 were $872.9 million and $213.4 million from Grain Marketing and Country Operations, respectively. Sales for the three months ended February 29, 2000 were $892.3 million and $191.4 million from Grain Marketing and Country Operations, respectively. The Company eliminated all intracompany sales from Country Operations to its Grain Marketing segment, of $169.3 million and $163.1 million, for the three months ended February 28, 2001 and February 29, 2000, respectively. The decrease in sales was primarily due to a decrease in grain volume of approximately 4%, which was partially offset by an increase of $0.13 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the same three months ended in 2000.

     Energy net sales of $678.5 million increased $25.7 million (4%) during the three months ended February 28, 2001 compared to the same period in 2000. Sales for the three months ended February 28, 2001 and February 29, 2000 were $696.7 million and $663.7 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $18.2 million and $10.9 million, respectively. This increase is primarily attributable to an increase in the average sales price of refined fuels of $0.14 per gallon, which was partially offset by a volume decrease of 3% compared to the same three months ended in 2000. Effective December 31, 2000, Cooperative Refining, LLC (CRLLC) was dissolved through mutual agreement of its members. The Company owned 58% of CRLLC through its 75% ownership in National Cooperative Refining Association (NCRA) and therefore consolidated CRLLC business activity up to the time of dissolution. The average sales price of propane increased by $0.35 per gallon and volume increased by 44% compared to the same three months ended in 2000. These propane increases were primarily due to cold weather in the northern regions of the United States creating a high demand which affected both volume and price, in addition to increased volumes due to an acquisition in May 2000.

     The Company did not record Agronomy sales during the three months ended February 28, 2001 compared to $127.0 million for the same three-month period in 2000. Effective January 1, 2000, the

Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC (owned indirectly through United Country Brands, LLC). As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in equity loss from investments.

     Country Operations farm supply sales of $110.8 million increased by $21.4 million (24%) during the three months ended February 28, 2001 compared to the same three months ended in 2000. This increase is primarily due to additional volume from acquisitions and price increases primarily in agronomy and energy products.

     Processed Grain and Consumer Products sales of $146.9 million increased $16.6 million (13%) during the three months ended February 28, 2001 compared to the same three months ended in 2000. Sales of processed oilseed decreased by $2.2 million due to volume and price decreases compared to the same three months ended in 2000. Sales of processed wheat increased by $7.7 million compared to the same three months ended in 2000, primarily due to increased volume from an acquisition. The addition of tortilla operations as the result of the acquisition of Sparta Foods, Inc. in June 2000 and the assets of Rodriguez Festive Foods, Inc. in February 2001, added $11.1 million of sales to the second quarter of fiscal year 2001.

     Other revenues of $39.6 million increased $15.8 million (66%) during the three months ended February 28, 2001 compared to the same three months ended in 2000. The most significant change was revenues from the sale of feed plants and other assets within the Country Operations segment.

     Cost of goods sold of $1.8 billion decreased $114.1 million (6%) during the three months ended February 28, 2001, compared to the same three months ended in 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operation on the equity method as previously discussed, which caused a reduction in cost of good sold of $114.6 million compared to the three months ended in 2000. In addition, during the three months ended February 28, 2001 the cost of goods of the Energy segment decreased by $30.8 million (5%) primarily due to a drop in volume from the dissolution of CRLLC which was partially offset by price increases. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments during the current three-month period was essentially unchanged compared to the same three-month period ended in 2000. The cost of grain and oilseed increased by $0.13 per bushel, which was offset by a 4% decrease in volume. Country Operations farm supply cost of goods sold increased by 22% during the current three-month period compared to the three-month period in the prior year, primarily due to increased purchases related to acquisitions, and cost increases primarily in agronomy and energy products. Within the Company's Processed Grain and Consumer Products segment cost of goods increased by $15.6 million (13%). The volumes of processed soybeans decreased and wheat increased and additional costs were reported due to the addition of the tortilla operation compared to the same three months ended in 2000.

     Marketing, general and administrative expenses of $42.5 million for the three months ended February 28, 2001 increased by $4.7 million (13%) compared to the same three months ended in 2000 primarily due to additional expenses from the tortilla operations.

     Interest expense of $17.5 million for the three months ended February 28, 2001 increased by $3.5 million (25%) compared to the same three months ended in 2000. The average level of short-term borrowings increased by approximately 67% during the three months ended February 28, 2001 compared to the same period of a year ago and such borrowings were at a .30% higher average interest rate than a year ago.

     Equity losses from investments of $15.9 million for the three months ended February 28, 2001 increased by $8.1 million compared to the same three months ended in 2000. The losses were primarily attributable to technology investments of $9.1 million and decreased earnings of $1.3 million from a grain marketing joint venture. These losses were partially offset by an increase in earnings of a consumer products packaging joint venture of $3.7 million.

     Minority interests in operations of $8.5 million for the three months ended February 28, 2001 increased by $18.2 million compared to the same three months ended in 2000. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority-owned subsidiaries as compared to the same three months ended in 2000.

     Income tax benefits of $6.5 million and $4.0 million were reported for the three months ended February 28, 2001 and February 29, 2000, respectively. The income tax benefit or expense and effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods. During the three-month period ended February 28, 2001 the income tax benefit was primarily due to non-patronage business losses.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     Consolidated net income for the six months ended February 28, 2001 was $86.0 million compared to net income of $5.0 million for the same six-month period in 2000, which represents an $81.0 million increase. The increase in profitability is primarily attributable to an increase in net income from the Company's Energy and Country Operations segments of $71.8 million and $6.3 million, respectively. In addition, a change in the tax rate applied to the Company's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings resulted in an increase in deferred tax assets of approximately $34.2 million during the current six-month period. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax earnings prompted the rate change. These increases were partially offset by increased losses from the Agronomy segment of $10.5 million. As a greater than 20% owner in two technology companies, the Company recognized its pro-rata share of those entities' operating losses, which also partially offset the increases mentioned above. The Company's pro-rata share of the entities' operating losses were $9.1 million.

     Consolidated net sales of $4.0 billion for the six months ended February 28, 2001 increased $83.1 million (2%) compared to the same six months ended in 2000.

     Company-wide grain and oilseed net sales of $1.9 billion increased $13.8 million (1%) during the six months ended February 28, 2001 compared to the same six months ended in 2000. Sales for the six months ended February 28, 2001 were $1,840.4 million and $471.9 million from Grain Marketing and Country Operations, respectively. Sales for the six months ended February 29, 2000 were $1,848.7 million and $420.3 million from Grain Marketing and Country Operations, respectively. The Company eliminated all intracompany sales from Country Operations to its Grain Marketing segments, of $374.8 million and $345.5 million, for the six months ended February 28, 2001 and February 29, 2000, respectively. The increase in sales was primarily due to an increase in grain volume of approximately 3%, which was partially offset by a decrease of $0.06 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the same six months ended in 2000.

     Energy net sales of $1.5 billion increased $220.0 million (17%) during the six months ended February 28, 2001 compared to the same period in 2000. Sales for the six months ended February 28, 2001 and February 29, 2000 were $1.6 billion and $1.3 billion, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $38.2 million and $22.3 million, respectively. This increase is primarily attributable to an increase in the average sales price of refined fuels of $0.24 per gallon, which was partially offset by a volume decrease of 6% compared to the same six months ended in 2000 due to the dissolution of CRLLC, as previously discussed. In addition, the average sales price of propane increased by $0.30 per gallon and volume increased by 41% compared to the same six months ended in 2000. These propane increases were primarily due to cold weather in the northern regions of the United States creating a high demand which affected both volume and price, in addition to increased volumes due to an acquisition in May 2000.

     The Company did not record Agronomy sales during the six months ended February 28, 2001 compared to $229.0 million for the same six-month period in 2000. Effective January 1, 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC (owned indirectly through United Country Brands, LLC). As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in equity loss from investments.

     Country Operations farm supply sales of $254.3 million increased by $46.4 million (22%) during the six months ended February 28, 2001 compared to the same six months ended in 2000. This increase is primarily due to additional volume from acquisitions and price increases primarily in agronomy and energy products.

     Processed Grain and Consumer Products sales of $298.5 million increased $32.0 million (12%) during the six months ended February 28, 2001 compared to the same six months ended in 2000. Sales of processed oilseed increased by $2.4 million due to volume and price increases compared to the same six months ended in 2000. Sales of processed wheat increased by $9.5 million compared to the same six months ended in 2000, primarily due to increased volume primarily from an acquisition. The addition of tortilla operations as the result of the acquisition of Sparta Foods, Inc. in June 2000 and the assets of Rodriguez Festive Foods, Inc. in February 2001 added $20.1 million of sales to the six months of fiscal year 2001.

     Other revenues of $67.4 million increased $18.2 million (37%) during the six months ended February 28, 2001 compared to the same six months ended in 2000. The most significant change was revenues from the sale of feed plants and other assets within the Country Operations segment.

     Cost of goods sold of $3.9 billion increased $12.0 million during the six months ended February 28, 2001, compared to the same six months ended in 2000. During the six months ended February 28, 2001 the average cost of refined fuels and propane increased by $0.20 and $0.29 per gallon, respectively compared to the same six months ended in 2000. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments during the current six-month period was essentially unchanged compared to the same six-month period ended in 2000. The cost of grain and oilseed decreased by $0.06 per bushel, which was offset by a 3% increase in volume. Country Operations farm supply cost of goods sold increased by 23% during the current six-month period compared to the six-month period in the prior year, primarily due to increased purchases related to acquisitions, and cost increases primarily in agronomy and energy products. Processed Grain and Consumer Products cost of goods increase $29.5 million (12%). The volumes of processed soybeans and wheat increased and additional costs were reported due to the addition of the tortilla operation compared to the same six months ended in 2000. These increases were partially offset by the impact of recording the Company's share of its agronomy operation on the equity method as described previously, which caused a reduction in cost of good sold of $210.2 million compared to the same six months ended in 2000.

     Marketing, general and administrative expenses of $80.9 million for the six months ended February 28, 2001 increased by $5.4 million (7%) compared to the same three months ended in 2000 primarily due to additional expenses from the tortilla operations.

     Interest expense of $33.1 million for the six months ended February 28, 2001 increased by $6.1 million (23%) compared to the same six months ended in 2000. The average level of short-term borrowings increased by approximately 28% during the three months ended February 28, 2001 compared to the same period of a year ago and such borrowings were at a .80% higher average interest rate than a year ago.

     Equity loss from investments of $13.5 million for the six months ended February 28, 2001 increased by $4.9 million (57%) compared to the same three months ended in 2000. The losses were primarily attributable to technology investments of $9.1 million and decreased earnings of $2.4 million from a grain marketing joint venture. These losses were partially offset by an increase in earnings of a consumer products packaging joint venture of $4.3 million and decreased losses from the Agronomy segment of $3.8 million. The Company records its 25% share of Agriliance, LLC, on the equity method as previously discussed.

     Minority interests in operations of $12.2 million for the six months ended February 28, 2001 increased by $21.4 million compared to the same six months ended in 2000. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority-owned subsidiaries as compared to the same six months ended in 2000.

     Income tax benefits of $38.7 million and $5.7 million were reported for the six months ended February 28, 2001 and February 29, 2000, respectively. An income tax benefit of $34.2 million for the six-month period ended February 28, 2001 resulted due to a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company also recorded an income tax benefit for the six months ended February 28, 2001 of $4.5 million, which compares to a $5.7 million tax benefit for the same period in 2000. The income tax benefit and effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods. During the six-month period ended February 28, 2001 the income tax benefit was primarily due to non-patronage business losses.

     A cumulative effect of an accounting change was incurred due to the adoption of SFAS No. 133, as amended, related to the energy segment. The loss incurred was $3.6 million ($3.3 million net of income tax benefit).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $105.7 million and provided net cash of $57.4 million for the three months ended February 28, 2001 and February 29, 2000, respectively. For the three-month period ended in 2001, net income of $26.5 million and net non-cash income and expenses of $32.7 million were offset by increased working capital requirements of $164.9 million. For the three-month period ended February 29, 2000, a net loss of $4.1 million was offset by net non-cash income and expenses of approximately $18.5 million and decreased working capital requirements of approximately $43.0 million.

     Operating activities of the Company used net cash of $113.7 million and provided net cash of $58.0 million for the six months ended February 28, 2001 and February 29, 2000, respectively. For the six-month period ended in 2001, net income of $86.0 million and net non-cash income and expenses of $61.4 million were offset by increased working capital requirements of $261.1 million. For the six-month period ended February 29, 2000, net income of $5.0 million, net non-cash income and expenses of approximately $41.9 million and decreased working capital requirements of approximately $11.1 million provided the cash from operating activities.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $12.3 million during the three-month period ended February 28, 2001. Expenditures for the acquisition of property, plant and equipment of $24.1 million, investments of $4.1 million, acquisition of intangibles of $7.0 million, distributions to minority owners of $8.5 million and the net change in notes receivable were partially offset by proceeds from the disposition of property, plant and equipment of $26.2 million, investments redeemed of $1.1 million and other investing activities. The acquisition of intangibles relates to the asset purchase of Rodriguez Festive Foods, Inc., a manufacturer of Mexican foods. The proceeds from the disposition of property, plant and equipment were primarily from the sale of feed plants and other assets in the Country Operations segment. For the fiscal year ending August 31, 2001, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $104.3 million.

     Investing activities of the Company used net cash of $30.5 million during the three months ended February 29, 2000. Expenditures for the acquisition of property, plant and equipment of $28.7 million, distributions to minority owners of $3.8 million, investments and the net change in notes receivable were partially offset by, investments redeemed of $1.4 million, proceeds from the disposition of property, plant and equipment of $0.9 million and other investing activities.

     Investing activities of the Company used net cash of $37.9 million during the six-month period ended February 28, 2001. Expenditures for the acquisition of property, plant and equipment of $48.5 million, investments of $11.6 million, acquisition of intangibles of $7.0 million, distributions to minority owners of $12.5 million and the net change in notes receivable were partially offset by, proceeds from the disposition of property, plant and equipment of $27.7 million, investments redeemed of $8.8 million and other investing activities. The proceeds from the disposition of property, plant and equipment were primarily from the sale of feed plants and other assets in the Country Operations segment.

     Investing activities of the Company used net cash of $54.0 million during the six months ended February 29, 2000. Expenditures for the acquisition of property, plant and equipment of $60.5 million, investments of $1.7 million, distributions to minority owners of $5.0 million and the net change in notes receivable were partially offset by investments redeemed of $13.0 million, proceeds from the disposition of property, plant and equipment of $1.4 million, and other investing activities.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2000, the Company renewed and expanded its 364-day credit facility from $400.0 million to $500.0 million committed. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $50.0 million, all of which is committed. On February 28, 2001, August 31, 2000 and February 29, 2000, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $385.9 million, $217.9 million and $225.5 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On February 28, 2001 and August 31, 2000 the Company had outstanding balances of $80.0 million and $45.0 million, respectively, categorized as long-term debt. The amount outstanding at August 31, 2000 was drawn during the third quarter of the fiscal year then ended. In January 2001, an additional $35.0 million was drawn, with the proceeds used to repay debt drawn on the 364-day facility.

     The Company has financed its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $154.2 million on February 28, 2001, $157.4 million on August 31, 2000 and $160.7 million on February 29, 2000, respectively, with zero remaining available. Repayments of approximately $1.6 million and $3.3 million were made on this facility during each of the three months and six months ended February 28, 2001 and February 29, 2000, respectively.

     Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. Proceeds from the note were used to repay debt on the 364-day facility. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility for the same dollar amount. The $55.0 million note will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Proceeds from the March note were used to repay debt of $35.0 million on the five-year revolver and $20.0 million on the 364-day facility.

     On February 28, 2001 the Company had total long-term debt outstanding of $558.5 million, of which approximately $288.4 million was bank financing, $250.0 million was private placement proceeds and $20.1 million was industrial revenue bonds, capitalized leases and other notes payable. Long-term debt of NCRA represented $42.6 million of the total long-term debt outstanding on February 28, 2001. On August 31, 2000 and February 29, 2000, the Company had long-term debt outstanding of $510.5 million and $472.3 million, respectively.

     During the three-month periods ended February 28, 2001 and February 29, 2000, the Company repaid long-term debt of $4.7 million and $4.8 million, respectively, and had additional long-term borrowings of $61.2 million during the three months ended February 28, 2001.

     During the six-month periods ended February 28, 2001 and February 29, 2000, the Company repaid long-term debt of $13.8 million and $10.6 million, respectively, and had additional long-term borrowings of $61.8 million during the six months ended February 28, 2001.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year. Effective September 1, 2000, patronage refunds are calculated based on audited earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2000 were distributed in January 2001. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings was $26.0 million. During the three-month period ended February 29, 2000, the Company distributed cash patronage of $18.0 million from the patronage earnings of the fiscal year ended August 31, 1999.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death that were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998 and member cooperatives, equities will be redeemed annually based on a prorata formula where, the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2000, to be distributed in the current fiscal year, are expected to be approximately $17.7 million, of which approximately $7.9 million was redeemed during the six months ended February 28, 2001. During the six months ended February 29, 2000 the Company redeemed $13.1 million of equity. Redemptions of equity by the Company during the three-month periods ended February 28, 2001 and February 29, 2000 were $2.4 million and $1.6 million, respectively.

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

     The Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit (EPU) for each EPU held, due to increased crush volume. At the time of issuance, the Oilseed Processing and Refining EPUs were based on a normal annual crush of 30,500,000 bushels, and since the date of issuance, the actual crush has expanded and is projected to be 38,100,000 bushels in the fiscal year ending August 31, 2001.

     Holders of the EPUs will not be entitled to payment of dividends by virtue of holding such units. However, holders of the units will be entitled to receive patronage refunds attributable to the patronage-sourced income from operations of the applicable defined business unit on the basis of wheat or soybeans delivered pursuant to the Member Marketing Agreement. The Board of Directors' goal is to distribute patronage refunds attributable to the EPUs in the form of 75% cash and 25% capital equity certificates, and to retire that capital equity certificates on a revolving basis seven years after declaration. However, the decision as to the percentage of cash patronage will be made each fiscal year by the Board of Directors and will depend upon the cash and capital needs of the respective Defined Business Units and is subject to the discretion of the Board of Directors. The redemption policy will also be subject to change at the discretion of the Board of Directors.

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

     Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company does not believe that adoption of EITF 00-10 will materially impact the financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Effective September 1, 2000, unrealized gains and losses on futures contracts and options used to hedge certain energy inventories and fixed priced contracts are recognized for financial reporting. The inventories hedged with these derivatives are valued at the lower of cost or market, and the fixed priced contracts are marked to market. The effect of this change was a loss of $3.6 million ($3.3 million net of income tax benefit).

     There have been no other changes since the Company's fiscal year-end August 31, 2000 that are considered material.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                BALANCE SHEETS

                                    ASSETS
                                                                  FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                                      2001            2000            2000
                                                                 --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                                             (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS
 Receivables .................................................       $28,249         $30,011        $24,634
 Inventories .................................................        21,882          25,449         17,405
 Other current assets ........................................           649              18             23
                                                                     -------         -------        -------
  Total current assets .......................................        50,780          55,478         42,062
PROPERTY, PLANT AND EQUIPMENT ................................        42,307          40,270         39,329
OTHER ASSETS .................................................           378
                                                                     -------         -------        -------
  Total assets ...............................................       $93,465         $95,748        $81,391
                                                                     =======         =======        =======

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES
 Due to Cenex Harvest States Cooperatives ....................       $10,382         $15,891        $ 1,119
 Accounts payable ............................................         5,841           9,028          4,928
 Accrued expenses ............................................         6,272           5,976          5,289
                                                                     -------         -------        -------
  Total current liabilities ..................................        22,495          30,895         11,336
COMMITMENTS AND CONTINGENCIES
DEFINED BUSINESS UNIT EQUITY .................................        70,970          64,853         70,055
                                                                     -------         -------        -------
  Total liabilities and Defined Business Unit Equity .........       $93,465         $95,748        $81,391
                                                                     =======         =======        =======

               The accompanying notes are an integral part of the
                        financial statements (unaudited).

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE                          FOR THE
                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   -------------------------------   ------------------------------
                                                    FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                        2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                             --------------   --------------   --------------   -------------
REVENUES:
 Processed oilseed sales .......................       $76,988          $79,199         $165,181         $162,756
 Other revenues ................................             3              250               17              579
                                                       -------          -------         --------         --------
                                                        76,991           79,449          165,198          163,335
                                                       -------          -------         --------         --------
COSTS AND EXPENSES:
 Cost of goods sold ............................        72,730           74,057          156,332          151,421
 Marketing, general and administrative .........         1,626            1,182            2,972            2,538
 Interest ......................................           143                               432
                                                       -------          -------         --------         --------
                                                        74,499           75,239          159,736          153,959
                                                       -------          -------         --------         --------
INCOME BEFORE INCOME TAXES .....................         2,492            4,210            5,462            9,376
Provision (benefit) for income taxes ...........           216              215             (655)             515
                                                       -------          -------         --------         --------
NET INCOME .....................................       $ 2,276          $ 3,995         $  6,117         $  8,861
                                                       =======          =======         ========         ========

               The accompanying notes are an integral part of the
                        financial statements (unaudited).

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE                          FOR THE
                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           -------------------------------   ------------------------------
                                                            FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                                2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                                     --------------   --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................   $   2,276         $  3,995         $  6,117        $  8,861
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ..........................................         696              621            1,388           1,245
   Loss on sale of property, plant and equipment .........                                                            35
   Changes in operating assets and liabilities:
    Receivables ..........................................      12,034            2,242            1,762              16
    Inventories ..........................................         576           (1,389)           3,567            (321)
    Other current assets and other assets ................           2                2           (1,009)            (23)
    Accounts payable and accrued expenses ................         317           (1,029)          (2,891)            222
                                                             ---------         --------         --------        --------
      Net cash provided by operating activities ..........      15,901            4,442            8,934          10,035
                                                             ---------         --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ............      (2,237)            (890)          (3,425)         (1,608)
                                                             ---------         --------         --------        --------
      Net cash used in investing activities ..............      (2,237)            (890)          (3,425)         (1,608)
                                                             ---------         --------         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in due to Cenex Harvest States

  Cooperatives ...........................................     (13,664)          (3,552)          (5,509)         (8,427)
                                                             ---------         --------         --------        --------
      Net cash used in financing activities ..............     (13,664)          (3,552)          (5,509)         (8,427)
                                                             ---------         --------         --------        --------
NET INCREASE (DECREASE) IN CASH ..........................          --               --               --              --
CASH AT BEGINNING OF PERIOD ..............................          --               --               --              --
                                                             ---------         --------         --------        --------
CASH AT END OF PERIOD ....................................   $      --         $     --         $     --        $     --
                                                             =========         ========         ========        ========

               The accompanying notes are an integral part of the
                        financial statements (unaudited).

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of February 28, 2001 and February 29, 2000, and the statements of operations and cash flows for the three months and six months ended February 28, 2001 and February 29, 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended August 31, 2000, which are included in the Company's Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.

NOTE 2. RECEIVABLES

                                                      FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                          2001            2000            2000
                                                     --------------   ------------   -------------
   Trade .........................................       $28,644         $30,406        $25,029
   Less allowances for doubtful accounts .........           395             395            395
                                                         -------         -------        -------
                                                         $28,249         $30,011        $24,634
                                                         =======         =======        =======

NOTE 3. INVENTORIES

                                           FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                               2001            2000            2000
                                          --------------   ------------   -------------
   Processed oilseed products .........       $19,967         $22,075        $10,811
   Oilseed ............................         1,915           3,374          6,594
                                              -------         -------        -------
                                              $21,882         $25,449        $17,405
                                              =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit (EPU) for each EPU held, due to increased crush volume. At the time of issuance, the Oilseed Processing and Refining EPUs were based on a normal annual crush of 30,500,000 bushels, and since the date of issuance, the actual crush has expanded and is projected to be 38,100,000 bushels in the fiscal year ending August 31, 2001.

     See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS

     Effective September 1, 2000, patronage distributions from the Oilseed Processing and Refining Defined Business Unit are calculated on the basis of audited financial statement earnings per bushel. Prior to September 1, 2000, patronage refunds from the Oilseed Processing and Refining Defined Business Unit were calculated on the basis of tax earnings per bushel. The Company believes the calculation below is an important measure of the Defined Business Unit's performance.

                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                  -------------------------------   ------------------------------
                                                   FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                       2001             2000             2001             2000
                                                  --------------   --------------   --------------   -------------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Income before income taxes .................       $2,492          $  4,210         $  5,462        $  9,376
   Income from purchased oil ..................         (466)           (1,275)          (1,076)         (2,816)
   Non-patronage joint venture ................           --                --               --            (153)
   Book to tax differences ....................           --                23               --              47
                                                      ------          --------         --------        --------
   Patronage income from processed
    soybeans ..................................       $2,026          $  2,958         $  4,386        $  6,454
                                                      ======          ========         ========        ========
   Bushels processed ..........................        9,808            10,018           19,678          19,245
   Patronage income per bushel ................      $ 0.207          $  0.295         $  0.223        $  0.335

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales, except processing margins. Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Oilseed Processing and Refining Defined Business Unit's performance than gross margin percentages.

                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                     -------------------------------   ------------------------------
                                                      FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                          2001             2000             2001             2000
                                                     --------------   --------------   --------------   -------------
   Gross margin ..................................        5.53%             6.49%            5.36%            6.96%
   Marketing, general and administrative .........        2.11%             1.49%            1.80%            1.56%
   Interest ......................................        0.19%               --             0.26%              --
   Processing margins
    Crushing/bushel ..............................     $  0.15           $  0.16          $  0.15          $  0.16
    Refining/pound ...............................     $ .0116           $ .0142          $ .0109          $ .0157

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     The Oilseed Processing and Refining Defined Business Unit net income of $2.3 million for the three months ended February 28, 2001 represents a $1.7 million decrease (43%) compared to the three-month period ended February 29, 2000. An increase in plant expenses of $1.5 million, primarily related to higher energy prices, was the main factor in this unfavorable variance in net income for the three-month period ended February 28, 2001, compared to the three-month period ended February 29, 2000.

     Processed oilseed sales of $77.0 million for the three months ended February 28, 2001 decreased by $2.2 million (3%) compared to the three months ended February 29, 2000. Decreases in sales volumes for refined oil of 3% and processed soybean products of 3%, and $0.005 per pound reduction in the sales price for refined oil were partially offset by an increase in the sales price for processed soybeans of approximately $6 per ton during the three-month period compared to the same period of a year ago.

     Other revenues decreased $247 thousand during the three months ended February 28, 2001 compared to the three months ended February 29, 2000. During the three months ended February 29, 2000, the Defined Business Unit recognized interest income of $247 thousand, accounting for this decrease.

     Cost of goods sold of $72.7 million for the three months ended February 28, 2001 decreased $1.3 million (2%) compared to the three months ended February 29, 2000. Decreases in cost for soybeans averaging $0.23 per bushel, crush volume (209 thousand bushels) and refining volume (6.2 million pounds), were partially offset by higher plant expense of $1.5 million and an increase in the cost of crude soybean oil averaging $0.01 per pound during the three months ended February 28, 2001 compared to the three months ended February 29, 2000.

     Marketing, general and administrative expenses of $1.6 million for the three months ended February 28, 2001 increased $444 thousand (38%) compared to the three months ended February 29, 2000, and is primarily related to increases in administrative and technology expenses.

     The Oilseed Processing and Refining Defined Business Unit incurred $143 thousand of interest expense for the three-month period ended February 28, 2001, compared to interest income, included with other revenue, for the same period ended in 2000. This unfavorable variance is primarily attributable to additional borrowings due to increased working capital needs during this period in 2001, as compared to the same period in 2000.

     Income taxes of $216 thousand and $215 thousand for the three-month periods ended February 28, 2001 and February 29, 2000, respectively, resulted in effective tax rates of 8.7% and 5.1%, respectively. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     The Oilseed Processing and Refining Defined Business Unit net income of $6.1 million for the six months ended February 28, 2001 represents a $2.7 million decrease (31%) compared to the six-month period ended February 29, 2000. A $2.5 million increase in plant expenses, primarily related to higher energy prices, was the main factor in this unfavorable variance in net income for the six-month period ended February 28, 2001, compared to the same period ended February 29, 2000. During the six-month period ending February 28, 2001 there was also a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax assets of $1.0 million. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000, annual meeting.

     Processed oilseed sales of $165.2 million for the six months ended February 28, 2001 increased by $2.4 million (1%) compared to the six months ended February 29, 2000. An increase in the sales price for processed soybeans of approximately $14 per ton, sales volume increases of 1% for refined oil and 1% for processed soybean products, was partially offset by $0.01 per pound reduction in the sales price for refined oil during the six-month period compared to the same period of a year ago.

     Other revenues decreased approximately $562 thousand during the six months ended February 28, 2001 compared to the six months ended February 29, 2000. During the six months ended February 29, 2000, the Defined Business Unit recognized interest income of $444 thousand, accounting for most of this decrease.

     Cost of goods sold of $156.3 million for the six months ended February 28, 2001 increased $4.9 million (3%) compared to the six months ended February 29, 2000. An increase in plant expense of $2.5 million and volume increases in soybean crush of 2% (433 thousand bushels) and refining volume of 4% (10.9 million pounds), was partially offset by a decrease in crude soybean oil averaging $0.005 per pound during the six months ended February 28, 2001, compared to the six months ended February 29, 2000.

     Marketing, general and administrative expenses of $3.0 million for the six months ended February 28, 2001 increased $434 thousand (17%) compared to the six months ended February 29, 2000, and is primarily related to increases in administrative and technology expenses.

     The Oilseed Processing and Refining Defined Business Unit incurred $432 thousand of interest expense for the six-month period ended February 28, 2001, compared to interest income, included with other revenue, for the same period ended in 2000. This unfavorable variance is primarily attributable to additional borrowings due to increased working capital needs during this period in 2001 as compared to the same period in 2000.

     Income tax benefit of $655 thousand for the six-month period ended February 28, 2001 was primarily due to a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. The benefit was partially offset with tax expense for the six-month period ending February 28, 2001 of $359 thousand, which compares to $515 thousand for the same period in 2000. The effective tax rates exclusive of the tax benefit during the six-month period ended February 28, 2001 were 6.6% as compared to 5.5% for the six-month period ended February 29, 2000. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 28, 2001 provided net cash of $15.9 million. Net income of $2.3 million, decreased working capital requirements $12.9 million and non-cash expenses of $0.7 million generated this net cash provided by operating activities. For the three-month period ended February 29, 2000, operating activities provided net cash of $4.4 million. During that period, net income of $4.0 million and non-cash expenses of $0.6 million were partially offset by increased working capital requirements of $0.2 million, and resulted in this net cash from operating activities.

     Operating activities for the six months ended February 28, 2001 provided net cash of $8.9 million. Net income of $6.1 million, non-cash expenses of $1.4 million and a decrease in working capital requirements of $1.4 million resulted in this net cash from operating activities. For the six-month period ended February 29, 2000, operating activities provided net cash of $10.0 million. During that period, net income of $8.9 million, non-cash expenses of $1.2 million were slightly offset by an increase in working capital requirements of $0.1 million provided this net cash from operating activities.

CASH FLOWS FROM INVESTING

     During the three-month periods ended February 28, 2001 and February 29, 2000, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $2.2 million and $0.9 million, respectively, for the acquisition of property, plant and equipment.

     During the six-month periods ended February 28, 2001 and February 29, 2000, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $3.4 million and $1.6 million, respectively, for the acquisition of property, plant and equipment.

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

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $10.4 million on February 28, 2001 compared to $15.9 million on August 31, 2000 and $1.1 million on February 29, 2000. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective periods.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                BALANCE SHEETS

                                    ASSETS
                                                                   FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                                       2001            2000            2000
                                                                  --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                                              (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS
 Receivables ..................................................      $ 33,306        $ 33,737        $ 36,821
 Inventories ..................................................        23,009          19,537          18,107
 Other current assets .........................................           443              83             139
                                                                     --------        --------        --------
  Total current assets ........................................        56,758          53,357          55,067
PROPERTY, PLANT AND EQUIPMENT .................................       126,778         128,151         108,860
OTHER ASSETS ..................................................         8,249           8,348           8,881
                                                                     --------        --------        --------
  Total assets ................................................      $191,785        $189,856        $172,808
                                                                     ========        ========        ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES
 Due to Cenex Harvest States Cooperatives .....................      $ 71,512        $ 67,956        $ 60,634
 Current portion of long-term debt ............................         7,304           7,410          10,005
 Accounts payable .............................................         9,284           5,201           9,386
 Accrued expenses .............................................         3,374           3,462           4,076
                                                                     --------        --------        --------
  Total current liabilities ...................................        91,474          84,029          84,101
LONG-TERM DEBT ................................................        37,051          40,100          23,633
COMMITMENTS AND CONTINGENCIES
DEFINED BUSINESS UNIT EQUITY ..................................        63,260          65,727          65,074
                                                                     --------        --------        --------
   Total liabilities and Defined Business Unit Equity .........      $191,785        $189,856        $172,808
                                                                     ========        ========        ========

               The accompanying notes are an integral part of the
                        financial statements (unaudited).

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE                          FOR THE
                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   -------------------------------   ------------------------------
                                                    FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                        2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                             --------------   --------------   --------------   -------------
REVENUES:
 Processed grain sales .........................      $ 58,894         $ 51,136         $113,189        $103,730
                                                      --------         --------         --------        --------
COSTS AND EXPENSES:
 Cost of goods sold ............................        57,990           48,422          107,961          97,388
 Marketing, general and administrative .........         1,778            2,369            4,425           4,669
 Interest ......................................         2,018            1,574            4,095           3,069
                                                      --------         --------         --------        --------
                                                        61,786           52,365          116,481         105,126
                                                      --------         --------         --------        --------
LOSS BEFORE INCOME TAXES .......................        (2,892)          (1,229)          (3,292)         (1,396)
Income tax benefit .............................          (367)            (115)            (825)           (130)
                                                      --------         --------         --------        --------
NET LOSS .......................................      $ (2,525)        $ (1,114)        $ (2,467)       $ (1,266)
                                                      ========         ========         ========        ========

               The accompanying notes are an integral part of the
                        financial statements (unaudited).

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE                          FOR THE
                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           -------------------------------   ------------------------------
                                                            FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                                2001             2000             2001             2000
(DOLLARS IN THOUSANDS)                                     --------------   --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................    $ (2,525)        $ (1,114)        $ (2,467)       $ (1,266)
 Adjustments to reconcile net loss to net cash (used
  in) provided by operating activities:
   Depreciation and amortization .........................       1,997            1,688            3,992           3,378
   Loss on sale of property, plant and equipment .........          36                                36
   Changes in operating assets and liabilities:
    Receivables ..........................................       7,279            1,294              431          (5,861)
    Inventories ..........................................        (776)           3,279           (3,472)         (3,768)
    Other current assets and other assets ................        (212)             128             (794)             71
    Accounts payable and accrued expenses ................      (8,808)          (6,468)           3,995           1,784
                                                              --------         --------         --------        --------
      Net cash (used in) provided by operating
       activities ........................................      (3,009)          (1,193)           1,721          (5,662)
                                                              --------         --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ............        (834)            (712)          (2,122)         (1,157)
                                                              --------         --------         --------        --------
      Net cash used in investing activities ..............        (834)            (712)          (2,122)         (1,157)
                                                              --------         --------         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in due to Cenex Harvest States

  Cooperatives ...........................................       5,394            4,344            3,556          11,696
 Long-term debt borrowings ...............................                                           436
 Principal payments on long-term debt ....................      (1,551)          (2,439)          (3,591)         (4,877)
                                                              --------         --------         --------        --------
      Net cash provided by financing activities ..........       3,843            1,905              401           6,819
                                                              --------         --------         --------        --------
NET INCREASE (DECREASE) IN CASH ..........................          --               --               --              --
CASH AT BEGINNING OF PERIOD ..............................          --               --               --              --
                                                              --------         --------         --------        --------
CASH AT END OF PERIOD ....................................    $     --         $     --         $     --        $     --
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

                      WHEAT MILLING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of February 28, 2001 and February 29, 2000, and the statements of operations and cash flows for the three months and six months ended February 28, 2001 and February 29, 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2. RECEIVABLES

                                                      FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                                          2001            2000            2000
                                                     --------------   ------------   -------------
   Trade .........................................       $34,215         $34,576        $37,012
   Other .........................................           860             810            969
                                                         -------         -------        -------
                                                          35,075          35,386         37,981
   Less allowances for doubtful accounts .........         1,769           1,649          1,160
                                                         -------         -------        -------
                                                         $33,306         $33,737        $36,821
                                                         =======         =======        =======

NOTE 3. INVENTORIES

                                         FEBRUARY 28,     AUGUST 31,     FEBRUARY 29,
                                             2001            2000            2000
                                        --------------   ------------   -------------
   Grain ............................       $12,325         $ 9,610        $14,306
   Processed grain products .........         9,844           9,288          3,242
   Other ............................           840             639            559
                                            -------         -------        -------
                                            $23,009         $19,537        $18,107
                                            =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS

     Effective September 1, 2000, patronage distributions from the Wheat Milling Defined Business Unit are calculated on the basis of audited financial statement earnings per bushel. Prior to September 1, 2000, patronage refunds from the Wheat Milling Defined Business Unit were calculated on the basis of tax earnings per bushel. The Company believes the calculation below is an important measure of the Defined Business Units performance.

                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                  -------------------------------   ------------------------------
                                                   FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                       2001             2000             2001             2000
                                                  --------------   --------------   --------------   -------------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Loss before income taxes ...................      $ (2,892)        $ (1,229)        $ (3,292)       $ (1,396)
   Book to tax differences ....................            --              101               --             202
                                                     --------         --------         --------        --------
   Patronage loss .............................      $ (2,892)        $ (1,128)        $ (3,292)       $ (1,194)
                                                     ========         ========         ========        ========
   Bushels processed ..........................        11,125           10,893           23,134          20,828
   Patronage loss per bushel ..................      $ (0.260)        $ (0.104)        $ (0.142)       $ (0.057)

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                     -------------------------------   ------------------------------
                                                      FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                          2001             2000             2001             2000
                                                     --------------   --------------   --------------   -------------
   Gross margin ..................................         1.53%            5.31%            4.62%           6.11%
   Marketing, general and administrative .........         3.02%            4.63%            3.91%           4.50%
   Interest ......................................         3.43%            3.08%            3.62%           2.96%

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     The Wheat Milling Defined Business Unit incurred a net loss of $2.5 million for the three months ended February 28, 2001 compared to a net loss of $1.1 million for the three months ended February 29, 2000, which resulted in a net loss variance of $1.4 million. This net loss variance in operating results is primarily attributable to $0.31 per hundred weight decline in gross margin during the three months ended February 28, 2001 as compared to the previous year three-month period.

     Net sales of $58.9 million for the three months ended February 28, 2001 increased $7.8 million (15%) compared to the three months ended February 29, 2000. This increase is attributable to a 10% increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000. The average sales price per hundred-weight of all products increased $0.37 per hundred weight in the three months ended February 28, 2001 compared to the same period in 2000.

     Cost of goods sold of $58.0 million for the three months ended February 28, 2001 increased $9.6 million (20%) compared to the three months ended February 29, 2000. An increase in bushel volume of 232 thousand (2%) and a $0.69 per bushel increase in the average price for these bushels, compared with the business activity conducted during the three months ended February 29, 2000 produced this increase.

     Marketing, general and administrative expenses of $1.8 million for the three months ended February 28, 2001 decreased $591 thousand (25%) compared to the same period ended in 2000.

     Interest expense of $2.0 million for the three months ended February 28, 2001 increased $444 thousand (28%) compared to the three months ended February 29, 2000. Most of this increase is attributable to the acquisition of the Fairmount mill, purchased in April 2000 for approximately $19.9 million and 0.30% increase in the short-term borrowing rates.

     An income tax benefit of $367 thousand for the three months ended February 28, 2001 is based upon an effective tax rate of 12.7% applied to the pretax loss of $2.9 million. For the three months ended February 29, 2000 an income tax benefit of $115 thousand was based on an effective tax rate of 9.4% applied to the pretax loss of $1.2 million. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     The Wheat Milling Defined Business Unit reported a net loss of $2.5 million for the six months ended February 28, 2001 compared to a net loss of $1.3 million for the six months ended February 29, 2000, for a net loss variance of $1.2 million. This net loss variance is primarily attributable to a 18% decline in gross margins and an increase of interest expense as compared to the previous year six-month period. During the six-month period ending February 28, 2001 there was also a change in the tax rate applied to the Wheat Milling Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax assets of $406 thousand. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000, annual meeting.

     Net sales of $113.2 million for the six months ended February 28, 2001 increased $9.5 million (9%) compared to the six months ended February 29, 2000. This increase is attributable to a 10% increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000. The average sales price per hundred-weight of all products decreased $0.08 per hundred weight in the six months ended February 28, 2001 compared to the same period in 2000.

     Cost of goods sold of $108.0 million for the six months ended February 28, 2001 increased $10.6 million (11%) compared to the six months ended February 29, 2000. An increase in bushel volume of 2.3 million (11%) was partially offset by a $0.04 per bushel decline in the average price for these bushels, compared with the business activity conducted during the six months ended February 29, 2000. Milling expense attributable to this additional volume increased $2.1 million in the six months ended February 28, 2001 compared to the same period in 2000, primarily attributable to the operation of the Fairmount mill.

     Marketing, general and administrative expenses of $4.4 million for the six months ended February 28, 2001 decreased $244 thousand (5%) compared to the same period ended in 2000.

     Interest expense of $4.1 million for the six months ended February 28, 2001 increased $1.0 million (33%) compared to the six months ended February 29, 2000. Most of this increase is attributable to the acquisition of the Fairmount mill, purchased in April 2000 for $19.9 million and 0.80% increase in short-term borrowing rates.

     The income tax benefit of $825 thousand for the six months ended February 28, 2001 included a change in the tax rate applied to the Wheat Milling Defined Business Unit cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited financial statement earnings rather than tax basis earnings prompted this rate change. An additional tax benefit for the six-month period in 2001 of $419 thousand was recorded based on a pretax loss of $3.3 million. This compares to a $130 thousand tax benefit for the same period in 2000 on a pretax loss of $1.4 million. The effective tax rates, without the method of patronage calculation rate change, of the income tax benefit for the six months ended February 28, 2001 and February 29, 2000 were 12.7% and 9.3%, respectively. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements result from capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended February 28, 2001 used net cash of $3.0 million. Net loss of $2.5 million and an increase in working capital requirements of $2.5 million were partially offset by non-cash expenses of $2.0 million to generate this net use of cash. For the three-month period ended February 29, 2000, operating activities used net cash of $1.2 million. During that period, net loss of $1.1 million and increased working capital requirements of $1.8 million were partially offset by non-cash expenses of $1.7 million resulting in net cash used in operating activities.

     Operating activities for the six months ended February 28, 2001 provided net cash of $1.7 million. Net loss of $2.5 million, was offset by non-cash expenses of $4.0 million and a decrease in working capital requirements of $0.2 million to generate this net cash provided by operating activities. For the six-month period ended February 29, 2000, operating activities used net cash of $5.7 million. During that period, net loss of $1.3 million and increased working capital requirements of $7.8 million were partially offset by non-cash expenses of $3.4 million which resulted in this net cash used in operating activities.

CASH FLOWS FROM INVESTING

     During the three-month periods ended February 28, 2001 and February 29, 2000, the Wheat Milling Defined Business Unit used cash for investing activities of $0.8 million and $0.7 million, respectively, for the acquisition of property, plant and equipment.

     During the six-month periods ended February 28, 2001 and February 29, 2000, the Wheat Milling Defined Business Unit used cash for investing activities of $2.1 million and $1.2 million, respectively, for the acquisition of property, plant and equipment.

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

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $71.5 million, $68.0 million and $60.6 million on February 28, 2001, August 31, 2000 and February 29, 2000, respectively. This increase is primarily attributable to the Wheat Milling Defined Business Unit operating loss in combination with increased working capital requirements.

     The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $44.4 million on February 28, 2001 compared with $47.5 million on August 31, 2000 and $33.6 million on February 29, 2000. On February 28, 2001, the Defined Business Unit had $7.3 million due to the Company within the next twelve months. During the three-month and six-month periods ended February 28, 2001 the Wheat Milling Defined Business Unit made principal payments to the Company of $1.6 million and $3.6 million, respectively. During this same period the Company, on behalf of the Wheat Milling Defined Business Unit assumed an 'interest free' Rural Economic Development Loan in conjunction with the Fairmount, North Dakota mill acquisition totaling $450 thousand. This non-interest bearing loan, payable in monthly installments over nine years, has been discounted at 8% to reflect a present value principal balance due of $320 thousand and an interest discount of $130 thousand. The Company also incurred long-term debt during the first quarter of 2001 on behalf of the Defined Business Unit in the amount of $116 thousand, payable to the Minnesota Department of Transportation quarterly over 120 months at 5.7% interest for the purpose of rail track rehabilitation at the Rush City mill.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000 for a description of the results of votes at the Company's Annual Meeting of Members held on November 30, 2000 and December 1, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT   DESCRIPTION
     -------   -----------------------------------------------------------------

     10.1a Note Purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America

     10.1b Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001

     10.2 Agreement of Dissolution dated as of December 31, 2000 among National Cooperative Refinery Association, Farmland Industries, Inc. and Cooperative Refining, LLC.

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


                                         CENEX HARVEST STATES COOPERATIVES
                                    -------------------------------------------
                                                    (Registrant)



        NAME                          TITLE                           DATE
        ----                          -----                           ----

 /S/ JOHN SCHMITZ        Senior Vice President and Chief          April 10, 2001
 ----------------        Financial Officer
  John Schmitz