Form 10-Q
period 2001-05-31
CENEX HARVEST STATES COOPERATIVES
filed 2001-07-03
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                        COMMISSION FILE NUMBER 333-17865

                                -----------------

                        CENEX HARVEST STATES COOPERATIVES
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                              41-0251095
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)            Identification Number)

                5500 CENEX DRIVE,
          INVER GROVE HEIGHTS, MN 55077                 (651) 451-5151
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

                                 YES _X_ NO ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    NONE                                      NONE
                    ----                                      ----
                   (Class)                     (Number of shares outstanding at
                                                         May 31, 2001)

================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I. FINANCIAL INFORMATION

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 Item 1. Financial Statements

 Consolidated Balance Sheets as of May 31, 2001 (unaudited), August 31,
 2000 and May 31, 2000 (unaudited) .........................................   2

 Consolidated Statements of Operations for the three months and nine
 months ended May 31, 2001 and 2000 (unaudited) ............................   3

 Consolidated Statements of Cash Flows for the three months and nine
 months ended May 31, 2001 and 2000 (unaudited) ............................   4

 Notes to Consolidated Financial Statements (unaudited) ....................   5

 Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations .................................................  11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ........  18

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 2001 (unaudited), August 31, 2000 and
 May 31, 2000 (unaudited) ..................................................  19

 Statements of Operations for the three months and nine months ended
 May 31, 2001 and 2000 (unaudited) .........................................  20

 Statements of Cash Flows for the three months and nine months ended
 May 31, 2001 and 2000 (unaudited) .........................................  21

 Notes to Financial Statements (unaudited) .................................  22

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................  23

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

 Item 1. Financial Statements

 Balance Sheets as of May 31, 2001 (unaudited), August 31, 2000 and
 May 31, 2000 (unaudited) ..................................................  27

 Statements of Operations for the three months and nine months ended
 May 31, 2001 and 2000 (unaudited) .........................................  28

 Statements of Cash Flows for the three months and nine months ended
 May 31, 2001 and 2000 (unaudited) .........................................  29

 Notes to Financial Statements (unaudited) .................................  30

 Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations .................................................  31

PART II. OTHER INFORMATION

 Items 1 through 3 have been omitted since all items are inapplicable or answers are negative

 Item 4. Submission of Matters to a Vote of Security Holders ...............  35

 Item 5 has been omitted since the answer is negative

 Item 6. Exhibits and Reports on Form 8-K ..................................  35

SIGNATURE PAGE .............................................................  36

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended May 31, 2001.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   MAY 31,      AUGUST 31,       MAY 31,
                                                                    2001           2000           2000
                                                                 ----------     ----------     ----------
(DOLLARS IN THOUSANDS)                                           (UNAUDITED)                   (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents ..................................    $   84,114     $   56,393     $   42,914
 Receivables ................................................       684,086        834,743        963,705
 Inventories ................................................       495,170        602,385        674,876
 Other current assets .......................................        83,897         37,777         58,620
                                                                 ----------     ----------     ----------
   Total current assets .....................................     1,347,267      1,531,298      1,740,115

INVESTMENTS .................................................       461,428        451,211        466,718

PROPERTY, PLANT AND EQUIPMENT ...............................     1,028,481      1,034,768      1,025,730

OTHER ASSETS ................................................       191,060        155,403        135,023
                                                                 ----------     ----------     ----------
   Total assets .............................................    $3,028,236     $3,172,680     $3,367,586
                                                                 ==========     ==========     ==========

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES
 Notes payable ..............................................    $  255,019     $  217,926     $  343,037
 Current portion of long-term debt ..........................        26,517         30,173         20,602
 Customer credit balances ...................................        44,550         36,779         36,427
 Customer advance payments ..................................        58,929        131,935        138,404
 Checks and drafts outstanding ..............................        61,058         84,086         58,726
 Accounts payable ...........................................       401,854        624,772        758,682
 Accrued expenses ...........................................       133,238        147,710        141,092
 Patronage dividends and equity retirements payable .........        59,530         43,694         29,828
                                                                 ----------     ----------     ----------
   Total current liabilities ................................     1,040,695      1,317,075      1,526,798

LONG-TERM DEBT ..............................................       545,541        480,327        490,359

OTHER LIABILITIES ...........................................        92,481         84,929         79,808

MINORITY INTERESTS IN SUBSIDIARIES ..........................        86,776        125,923        121,851

COMMITMENTS AND CONTINGENCIES

EQUITIES ....................................................     1,262,743      1,164,426      1,148,770
                                                                 ----------     ----------     ----------
   Total liabilities and equities ...........................    $3,028,236     $3,172,680     $3,367,586
                                                                 ==========     ==========     ==========


   The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE                        FOR THE
                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    --------------------------      --------------------------
                                                      MAY 31,         MAY 31,         MAY 31,         MAY 31,
(DOLLARS IN THOUSANDS)                                 2001            2000            2001            2000
                                                    ----------      ----------      ----------      ----------
REVENUES:
 Net sales .....................................    $1,881,780      $2,288,771      $5,903,801      $6,227,645
 Patronage dividends ...........................         4,373           3,495           5,621           5,019
 Other revenues ................................        27,168          34,258          94,519          83,360
                                                    ----------      ----------      ----------      ----------
                                                     1,913,321       2,326,524       6,003,941       6,316,024
                                                    ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................     1,787,884       2,228,180       5,688,252       6,112,181
 Marketing, general and administrative .........        54,324          39,013         135,199         118,857
 Interest ......................................        16,211          16,051          49,283          43,008
 Equity income from investments ................       (27,012)        (29,848)        (13,519)        (21,238)
 Minority interests ............................        13,311          13,653          25,517           4,487
                                                    ----------      ----------      ----------      ----------
                                                     1,844,718       2,267,049       5,884,732       6,257,295
                                                    ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE .............................        68,603          59,475         119,209          58,729
Income taxes ...................................         4,313           8,313         (34,338)          2,576
                                                    ----------      ----------      ----------      ----------
NET INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE ...................        64,290          51,162         153,547          56,153
Cumulative effect of accounting change, net
 of income tax benefit .........................                                        (3,263)
                                                    ----------      ----------      ----------      ----------
NET INCOME .....................................    $   64,290      $   51,162      $  150,284      $   56,153
                                                    ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE                         FOR THE
                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                --------------------------      --------------------------
                                                                  MAY 31,         MAY 31,         MAY 31,         MAY 31,
(DOLLARS IN THOUSANDS)                                             2001            2000            2001            2000
                                                                ----------      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................    $   64,290      $   51,162      $  150,284      $   56,153
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Cumulative effect of accounting change, net of
    income tax benefit .....................................                                         3,263
   Depreciation and amortization ...........................        33,168          22,724          82,795          66,697
   Noncash net income from equity investments ..............       (27,012)        (29,848)        (13,519)        (21,238)
   Minority interests ......................................        13,311          13,653          25,517           4,487
   Noncash portion of patronage dividends received .........        (2,962)         (2,294)         (3,837)         (3,368)
   Loss (gain) on sale of property, plant and
    equipment ..............................................           817             255         (13,599)           (577)
   Other, net ..............................................           970                            (968)            378
   Changes in operating assets and liabilities:
    Receivables ............................................        47,978        (256,548)        150,657        (354,411)
    Inventories ............................................       127,040          (4,327)         52,816         (70,773)
    Other current assets and other assets ..................        48,311         121,162         (90,184)        (28,728)
    Customer credit balances ...............................       (21,298)        (18,783)          7,771          (8,543)
    Customer advance payments ..............................       (83,870)       (105,509)        (73,006)         10,649
    Accounts payable and accrued expenses ..................       (43,538)        121,506        (237,390)        330,272
    Other liabilities ......................................         2,133           1,442           5,045          (8,365)
                                                                ----------      ----------      ----------      ----------
      Net cash provided by (used in) operating
       activities ..........................................       159,338         (85,405)         45,645         (27,367)
                                                                ----------      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ..............       (24,669)        (61,219)        (73,205)       (121,763)
 Proceeds from disposition of property, plant and
  equipment ................................................         1,460           3,099          29,181           4,494
 Investments ...............................................        (1,768)        (33,620)        (13,372)        (35,283)
 Equity investments redeemed ...............................        12,632           6,903          20,836          17,688
 Investments redeemed ......................................           551             278           1,186           2,519
 Changes in notes receivable ...............................        (1,251)            457          (1,643)         (1,124)
 Acquisition of intangibles ................................                        (9,250)         (7,038)         (9,250)
 Distribution to minority owners ...........................          (583)           (569)        (13,108)         (5,596)
 Other investing activities, net ...........................        (1,419)           (135)          4,190             255
                                                                ----------      ----------      ----------      ----------
      Net cash used in investing activities ................       (15,047)        (94,056)        (52,973)       (148,060)
                                                                ----------      ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ..................................      (130,899)        117,562          37,093         146,051
 Long-term debt borrowings .................................        55,000          45,000         116,809          45,000
 Principal payments on long-term debt ......................       (41,425)         (6,487)        (55,251)        (17,126)
 Changes in checks and drafts outstanding ..................        16,486          21,376         (23,028)         10,121
 Retirements of equities ...................................        (6,533)        (10,360)        (14,444)        (23,452)
 Cash patronage dividends paid .............................          (154)             50         (26,130)        (17,920)
                                                                ----------      ----------      ----------      ----------
      Net cash (used in) provided by financing
       activities ..........................................      (107,525)        167,141          35,049         142,674
                                                                ----------      ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS ......................................        36,766         (12,320)         27,721         (32,753)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD .......................................        47,348          55,234          56,393          75,667
                                                                ----------      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD .............................................    $   84,114      $   42,914      $   84,114      $   42,914
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of May 31, 2001 and 2000, and the statements of operations and cash flows for the three months and nine months ended May 31, 2001 and 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet data as of August 31, 2000 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The consolidated financial statements include the accounts of the Company and all of its' wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 2000, included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


EQUITIES

     Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, the resolution was ratified by the Company's members and beginning in fiscal year 2001 patronage distributions will be based on audited financial statement earnings. The resolution prompted a change in the tax rate applied to the Company's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax assets of approximately $34.2 million.


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of adoption was a loss of $3.6 million ($3.3 million net of income tax benefit) relating to the Energy segment.

     All of the Company's derivatives are designated as non-hedge derivatives. The futures, options, and forward contracts utilized by the Company are discussed below. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

     The Company, as part of its trading activity, utilizes futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sales contracts. To reduce that risk, the Company generally takes opposite and offsetting positions using future contracts or options.

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

     Unrealized gains and losses on futures and options contracts used to hedge grain, oilseed and certain energy inventories, and fixed priced contracts, are recognized as a component of net income for financial reporting. Grain and oilseed inventories and fixed priced contracts are marked to market so that gains and losses on the derivative contracts are offset by gains and losses on inventories and fixed priced contracts during the same accounting period. Energy inventories are valued at the lower of cost or market, and energy fixed price contracts are marked to market through earnings.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that adoption of this standard will have a material impact, if any, on its financial statements.

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

NOTE 2. RECEIVABLES

                                                        MAY 31,     AUGUST 31,      MAY 31,
                                                         2001          2000          2000
                                                      ----------    ----------    ----------
     Trade .......................................    $  682,585    $  834,349    $  972,865
     Other .......................................        26,235        23,643        15,002
                                                      ----------    ----------    ----------
                                                         708,820       857,992       987,867
     Less allowances for doubtful accounts .......        24,734        23,249        24,162
                                                      ----------    ----------    ----------
                                                      $  684,086    $  834,743    $  963,705
                                                      ==========    ==========    ==========

NOTE 3. INVENTORIES

                                                        MAY 31,     AUGUST 31,      MAY 31,
                                                         2001         2000           2000
                                                      ----------    ----------    ----------
     Energy ......................................    $  207,149    $  286,276    $  294,622
     Grain and oilseed ...........................       176,656       215,570       208,948
     Feed and farm supplies ......................        81,368        63,909        65,447
     Processed grain and oilseed .................        25,929        32,993        21,551
     Agronomy ....................................            --            --        80,684
     Other .......................................         4,068         3,637         3,624
                                                      ----------    ----------    ----------
                                                      $  495,170    $  602,385    $  674,876
                                                      ==========    ==========    ==========

NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for Ventura Foods, LLC and Agriliance, LLC for the three-month and nine-month periods as indicated below.

                               VENTURA FOODS, LLC

                             FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                             --------------------------   -------------------------
                                MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                  2001          2000          2001          2000
                             ------------   -----------   -----------   -----------
     Net sales ............    $226,932      $225,769      $686,367      $672,036
     Gross profit .........      44,165        44,018       109,697       106,909
     Net income ...........      20,566        22,332        42,980        40,963

     Effective January 1, 2000, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O'Lakes, Inc. created Agriliance, a distributor of crop nutrients, crop protection products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O'Lakes, Inc., with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance, resulting in a gain of $7.4 million. In July 2000, the Company exchanged its ownership in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC for a 25% equity interest in Agriliance. The interests of the Company and Farmland Industries, Inc. are held through equal ownership in United Country Brands, LLC, a joint venture holding company, whose sole operations consist of the ownership of a 50% interest in Agriliance.

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


                                 AGRILIANCE, LLC

                                                     FOR THE THREE     FOR THE NINE
                                                      MONTHS ENDED     MONTHS ENDED
                                                      MAY 31, 2001     MAY 31, 2001
                                                     -------------     ------------
   Net sales ....................................      $1,750,489      $3,079,767
   Gross profit .................................         153,229         262,590
   Net income ...................................          53,836           5,069

NOTE 5. LONG-TERM DEBT

     In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The 7.9% long-term note in the amount of $25.0 million will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent 7.43% note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011.


NOTE 6. COMPREHENSIVE INCOME

     During the three months ended May 31, 2001 and 2000, total comprehensive income amounted to $63.8 million and $51.8 million, respectively. For the nine months ended May 31, 2001 and 2000, total comprehensive income amounted to $152.2 million and $55.7 million, respectively. Accumulated other comprehensive loss on May 31, 2001, August 31, 2000 and May 31, 2000 was $0.5 million, $2.4 million and $1.6 million, respectively.


NOTE 7. LOSS ON ASSETS HELD FOR DISPOSAL

     In May of 2001, management, in efforts to consolidate its manufacturing facilities, approved and committed to a plan to cease operations and to dispose of the assets at its Huron, Ohio mill in the fiscal fourth quarter. These assets are included in the Wheat Milling Defined Business Unit within the Processed Grains and Foods segment. Initial discussions with potential buyers indicate that the carrying amount of the related assets exceed the estimated net realizable value and as such the financial statements reflect a loss on assets held for disposal of $7.5 million primarily related to identifiable intangible assets and goodwill. This charge is reflected as a component of marketing, general and administrative expenses.


NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities for the nine-month period ended May 31, 2001 include a distribution of $54.4 million of inventories to a minority interest.


NOTE 9. SEGMENT REPORTING

     Effective September 1, 2000, the Company's management reorganized the way its businesses are managed and internally reported. A new segment named Country Operations was created. This new segment includes the former Farm Marketing & Supply business previously included in the Grain Marketing and Farm Marketing & Supply segment, and also the Country Services, hedging and insurance services formerly included in Other. With the reorganization there are five business segments. These segments, which are based on products and services, include Agronomy, Energy, Grain Marketing, Country Operations, and Processed Grains and Foods. Reconciling Amounts represent the elimination of intracompany sales between segments. The prior periods segment information has been restated to reflect the change in segments. Intracompany sales from Country Operations to Grain Marketing were $162.6 million and $141.0 million for the three months ended May 31, 2001 and 2000, respectively, and $537.5 million and $486.5 million for the nine months ended May 31, 2001 and 2000, respectively. Intracompany sales from Energy to Country Operations were $16.1 million and $11.7 million for the three months ended May 31, 2001 and 2000, respectively, and $54.2 million and $34.0 million for the nine months ended May 31, 2001 and 2000, respectively. Intracompany sales from Agronomy to Country Operations were $26.1 million and $48.8 million for the three months and for the nine months ended May 31, 2000, respectively. Due to cost allocations and intersegment activity, management does not represent that these segments if operated independently, would report the income before income taxes and other financial information as presented.

     Segment information for the three months and nine months ended May 31, 2001 and 2000 is as follows:

                                                                                  PROCESSED
                                                           GRAIN       COUNTRY    GRAINS AND                RECONCILING
                               AGRONOMY      ENERGY      MARKETING   OPERATIONS     FOODS         OTHER       AMOUNTS        TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
FOR THE THREE MONTHS
ENDED MAY 31, 2001
 Net sales .................               $  615,658   $  825,506   $  461,646   $  157,629                $ (178,659)  $1,881,780
 Patronage dividends .......  $      (72)         626          255        3,066          339   $      159                     4,373
 Other revenues ............                      313        5,288       19,957           25        1,585                    27,168
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     (72)     616,597      831,049      484,669      157,993        1,744     (178,659)   1,913,321
 Cost of goods sold ........                  534,342      827,786      457,133      147,282           --     (178,659)   1,787,884
 Marketing, general and
  administrative ...........       2,565       13,211        6,076       13,562       18,085          825                    54,324
 Interest ..................      (1,131)       6,215        2,124        4,444        3,369        1,190                    16,211
 Equity (income) loss
  from investments .........     (18,070)        (515)        (594)        (296)     (10,085)       2,548                   (27,012)
 Minority interests ........                   13,215                        96                                              13,311
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Income (loss) before
  income taxes .............  $   16,564   $   50,129   $   (4,343)  $    9,730   $     (658)  $   (2,819)  $       --   $   68,603
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
FOR THE THREE MONTHS
ENDED MAY 31, 2000
 Net sales .................  $  349,666   $  771,332   $  777,684   $  438,442   $  130,450                $ (178,803)  $2,288,771
 Patronage dividends .......          20          191          263        2,902          100   $       19                     3,495
 Other revenues ............       8,214          433        2,036       22,297           20        1,258                    34,258
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 357,900      771,956      779,983      463,641      130,570        1,277     (178,803)   2,326,524
 Cost of goods sold ........     343,735      732,425      772,320      435,637      122,866                  (178,803)   2,228,180
 Marketing, general and
  administrative ...........       3,637       11,397        5,832       12,560        5,051          536                    39,013
 Interest ..................      (1,533)       7,899        2,229        4,768        2,396          292                    16,051
 Equity income
  from investments .........     (18,238)        (442)        (941)          (5)     (10,222)                               (29,848)
 Minority interests ........                   13,620                        33                                              13,653
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Income before
  income taxes .............  $   30,299   $    7,057   $      543   $   10,648   $   10,479   $      449   $       --   $   59,475
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                                                   PROCESSED
                                                           GRAIN       COUNTRY     GRAINS AND                RECONCILING
                                AGRONOMY      ENERGY     MARKETING    OPERATIONS     FOODS        OTHER        AMOUNTS       TOTAL
                                ---------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
FOR THE NINE MONTHS
ENDED MAY 31, 2001
 Net sales ....................             $2,185,794   $2,665,893   $1,187,692   $  456,104                $ (591,682)  $5,903,801
 Patronage dividends .......... $     196          666          756        3,412          339   $     252                     5,621
 Other revenues ...............                  1,731       16,708       67,964           35       8,081                    94,519
                                ---------   ----------   ----------   ----------   ----------   ---------   ----------   ----------
                                      196    2,188,191    2,683,357    1,259,068      456,478       8,333     (591,682)   6,003,941
 Cost of goods sold ...........              2,004,803    2,666,654    1,182,847      425,630                 (591,682)   5,688,252
 Marketing, general and
  administrative ..............     6,281       34,465       16,732       40,093       34,304       3,324                   135,199
 Interest .....................    (3,713)      20,117        6,449       12,192       10,541       3,697                    49,283
 Equity loss (income) from
  investments .................       259         (859)      (3,120)         (45)     (21,425)     11,671                   (13,519)
 Minority interests ...........                 25,301                       216                                             25,517
                                ---------   ----------   ----------   ----------   ----------   ---------   ----------   ----------
 (Loss) income before income
  taxes and cumulative
  effect of accounting
  change ...................... $  (2,631)  $  104,364   $   (3,358)  $   23,765   $    7,428   $ (10,359)  $       --   $  119,209
                                =========   ==========   ==========   ==========   ==========   =========   ==========   ==========
   Total identifiable assets .. $ 223,789   $1,194,434   $  251,774   $  721,028   $  410,229   $ 226,982   $       --   $3,028,236
                                =========   ==========   ==========   ==========   ==========   =========   ==========   ==========
FOR THE NINE MONTHS
ENDED MAY 31, 2000
 Net sales .................... $ 601,392   $2,105,664   $2,626,375   $1,066,581   $  396,937               $ (569,304)  $6,227,645
 Patronage dividends ..........       131          279          810        3,549          100   $     150                     5,019
 Other revenues ...............     8,214        1,382       11,550       57,022          155       5,037                    83,360
                                ---------   ----------   ----------   ----------   ----------   ---------   ----------   ----------
                                  609,737    2,107,325    2,638,735    1,127,152      397,192       5,187     (569,304)   6,316,024
 Cost of goods sold ...........   572,279    2,058,640    2,615,479    1,063,411      371,676                 (569,304)   6,112,181
 Marketing, general and
  administrative ..............    13,688       35,312       16,178       36,723       14,269       2,687                   118,857
 Interest .....................    (1,786)      20,481        6,797        9,306        5,841       2,369                    43,008
 Equity loss (income) from
  investments .................     3,922       (1,018)      (6,128)        (731)     (17,303)         20                   (21,238)
 Minority interests ...........                  4,403                        84                                              4,487
                                ---------   ----------   ----------   ----------   ----------   ---------   ----------   ----------
 Income (loss) before
  income taxes ................ $  21,634   $  (10,493)  $    6,409   $   18,359   $   22,709   $     111   $       --   $   58,729
                                =========   ==========   ==========   ==========   ==========   =========   ==========   ==========
   Total identifiable assets .. $ 465,891   $1,364,749   $  332,712   $  701,801   $  377,846   $ 124,587   $       --   $3,367,586
                                =========   ==========   ==========   ==========   ==========   =========   ==========   ==========

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2001 AND 2000

     Consolidated net income for the three months ended May 31, 2001 was $64.3 million compared to $51.2 million for the same three-month period in 2000, which represents a $13.1 million (26%) increase. This increase in profitability is primarily attributable to an increase of net income from the Company's Energy segment, which was partially offset by decreases from the Agronomy, Grain Marketing, Country Operations, Processed Grains and Foods and Other segments.

     Consolidated net sales of $1.9 billion for the three months ended May 31, 2001 decreased $407.0 million (18%) compared to the same three months ended in 2000.

     Company-wide grain and oilseed net sales of $883.0 million increased $39.3 million (5%) during the three months ended May 31, 2001 compared to the same three months ended in 2000. Sales for the three months ended May 31, 2001 were $825.5 million and $220.1 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended May 31, 2000 were $777.7 million and $207.0 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $162.6 million and $141.0 million, for the three months ended May 31, 2001 and 2000, respectively. The net increase in sales was primarily due to an increase in grain volume of 8%, which was partially offset by a decrease of $0.08 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the same three months ended in 2000.

     Energy net sales of $599.6 million decreased $160.0 million (21%) during the three months ended May 31, 2001 compared to the same period in 2000. Sales for the three months ended May 31, 2001 and 2000 were $615.7 million and $771.3 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $16.1 million and $11.7 million, respectively. The 21% decrease is primarily attributable to a volume decrease compared to the same three months ended in 2000 due to the dissolution of Cooperative Refining, LLC (CRLLC) effective December 31, 2000. The Company owned 58% of CRLLC through its 75% ownership in National Cooperative Refining Association (NCRA) and therefore consolidated CRLLC business activity up to the time of dissolution. The decrease related to the dissolution was offset by refined fuels rack sales increases of 10% in volume and $0.07 per gallon in the average sales price compared to the same three months ended in 2000. In addition, the average sales price of propane increased by $0.14 per gallon and volume increased by 82% compared to the same three months ended in 2000. The propane volume increases were primarily due to an acquisition in May 2000.

     The Company did not record Agronomy sales during the three months ended May 31, 2001 compared to net sales of $323.6 million for the same three-month period in 2000. Effective January 1, 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC (owned indirectly through United Country Brands, LLC). As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in equity income or loss from investments.

     Country Operations farm supply sales of $241.5 million increased by $10.1 million (4%) during the three months ended May 31, 2001 compared to the same three months ended in 2000. This increase is primarily due to average price increases in agronomy and energy products and additional volumes from acquisitions.

     Processed Grains and Foods sales of $157.6 million increased $27.2 million (21%) during the three months ended May 31, 2001 compared to the same three months ended in 2000. This increase is primarily due to the acquisition of Sparta Foods, Inc. in June 2000 and the assets of Rodriguez Festive Foods, Inc. in February 2001, which increased sales by $17.9 million compared to the same three months ended in 2000. In addition, sales of processed wheat increased by $7.6 million compared to the same three months ended in 2000, primarily due to increased volumes from an acquisition. Sales of processed oilseed increased $1.7 million due to volume and price increases compared to the same three months ended in 2000.

     Patronage dividends of $4.4 million increased $0.9 million (25%) compared to the same three months ended in 2000. This increase is primarily due to increased patronage dividends from a cooperative bank.

     Other revenues of $27.2 million decreased $7.1 million (21%) during the three months ended May 31, 2001 compared to the same three months ended in 2000. The most significant change was the cash receipt and gain of $7.4 million from the sale of 1.455% of the Company's economic interest in Agriliance to Land O' Lakes, Inc. (LOL) in March 2000.

     Cost of goods sold of $1.8 billion decreased $440.3 million (20%) during the three months ended May 31, 2001, compared to the same three months ended in 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operations on the equity method as previously discussed, which caused a reduction in cost of good sold of $343.7 million compared to the three months ended in 2000. In addition, during the three months ended May 31, 2001 the cost of goods sold of the Energy segment decreased 27%. The energy decrease is primarily due to a decrease in volume from the dissolution of CRLLC, which was partially offset by volume and price increases on refined fuels rack purchases and propane products. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 6% compared to the same three-month period ended in 2000 primarily due to an 8% increase in volume which was partially offset by $0.05 cost per bushel decrease. Country Operations farm supply cost of goods sold increased by 4% during the current three-month period compared to the same three-month period ended in the prior year, primarily due to increased purchases related to cost increases in agronomy and energy products and higher volumes due to acquisitions. Within the Company's Processed Grains and Foods segment cost of goods sold increased by $24.4 million (20%) primarily due to volume increases as a result of acquisitions.

     Marketing, general and administrative expenses of $54.3 million for the three months ended May 31, 2001 increased by $15.3 million (39%) compared to the same three months ended in 2000. This net increase is primarily due to a loss on assets held for disposal of $7.5 million related to the closing of a wheat mill and $4.4 million of additional expenses in the Processed Grains and Foods segment due to acquisitions compared to the same three months ended in 2000.

     Interest expense of $16.2 million for the three months ended May 31, 2001 was essentially unchanged compared to the same three months ended in 2000.

     Equity income from investments of $27.0 million for the three months ended May 31, 2001 decreased by $2.8 million (10%) compared to the same three months ended in 2000. The decrease was primarily attributable to technology equity investment losses of $2.6 million for the three months ended May 31, 2001.

     Minority interests in operations of $13.3 million for the three months ended May 31, 2001 was essentially unchanged compared to the same three months ended in 2000. Substantially all minority interests is related to NCRA.

     Income tax expense of $4.3 million for the three months ended May 31, 2001 has an effective tax rate of 27.9% attributable to estimated non-patronage business activities. This amount differs from the federal and state statutory rate of 39.1% due to the non-deductibility of goodwill amortization in prior periods for which tax benefits have now been recognized. For the three months ended May 31, 2000 an income tax expense of $8.3 million was based on an effective tax rate of 38.9% applied to the taxable income attributable to estimated non-patronage business activities. The income tax benefit or expense and net effective tax rate varies from period to period based upon the Company's level of profitability and non-patronage business activity during each of the comparable periods.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2001 AND 2000

     Consolidated net income for the nine months ended May 31, 2001 was $150.3 million compared to net income of $56.2 million for the same nine-month period in 2000, which represents a $94.1 million increase. The increase in profitability is primarily attributable to an increase in net income from the Company's Energy and Country Operations segments. In addition, a change in the tax rate applied to the Company's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings resulted in an increase in deferred tax assets of approximately $34.2 million during the current nine-month period. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax earnings prompted the rate change. These increases were partially offset by decreases in the Agronomy, Grain Marketing, Processed Grains and Foods and Other segments.

     Consolidated net sales of $5.9 billion for the nine months ended May 31, 2001 decreased $323.8 million (5%) compared to the same nine months ended in 2000.

     Company-wide grain and oilseed net sales of $2.8 billion increased $53.1 million (2%) during the nine months ended May 31, 2001 compared to the same nine months ended in 2000. Sales for the nine months ended May 31, 2001 were $2,665.9 million and $691.9 million from Grain Marketing and Country Operations segments, respectively. Sales for the nine months ended May 31, 2000 were $2,626.4 million and $627.3 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $537.5 million and $486.5 million, for the nine months ended May 31, 2001 and 2000, respectively. The increase in sales was primarily due to an increase in grain volume of approximately 4%, which was partially offset by a decrease of $0.06 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the same nine months ended in 2000.

     Energy net sales of $2.1 billion increased $59.9 million (3%) during the nine months ended May 31, 2001 compared to the same period in 2000. Sales for the nine months ended May 31, 2001 and 2000 were $2,185.8 million and $2,105.7 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $54.2 million and $34.0 million, respectively. This increase was primarily attributable to increases in propane volumes of 48% and the average sales price of $0.27 per gallon compared to the same nine months ended in 2000. These propane increases were primarily due to cold weather in the northern regions of the United States creating a higher demand which affected both volume and the average sales price, in addition to increased volumes due to an acquisition in May 2000. Also, the average rack sales price of refined fuels increased $0.19 per gallon. These increases were partially offset by volume decreases compared to the same nine months ended in 2000 due to the dissolution of CRLLC, as previously discussed.

     The Company did not record Agronomy sales during the nine months ended May 31, 2001 compared to net sales of $552.6 million for the same nine-month period in 2000. Effective January 1, 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC (owned indirectly through United Country Brands, LLC). As of July 31, 2000, the Company recorded the results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in equity income or loss from investments.

     Country Operations farm supply sales of $495.8 million increased by $56.6 million (13%) during the nine months ended May 31, 2001 compared to the same nine months ended in 2000. This increase is primarily due to average sales price increases in agronomy and energy products and additional volumes from acquisitions.

     Processed Grains and Foods sales of $456.1 million increased $59.2 million (15%) during the nine months ended May 31, 2001 compared to the same nine months ended in 2000. The acquisition of Sparta Foods, Inc. in June 2000 and the assets of Rodriguez Festive Foods, Inc. in February 2001 increased sales by $38.0 million compared to the same nine months ended in 2000. Sales of processed wheat increased by $17.0 million compared to the same nine months ended in 2000, primarily due to increased volumes from an acquisition. Sales of processed oilseed increased by $4.1 million due to volume and average sales price increases compared to the same nine months ended in 2000.

     Patronage dividends of $5.6 million increased $0.6 million (12%) compared to the same nine months ended in 2000. This increase is primarily due to increased patronage dividends from a cooperative bank.

     Other revenues of $94.5 million increased $11.2 million (13%) during the nine months ended May 31, 2001 compared to the same nine months ended in 2000. The most significant changes were gains from the sale of feed plants and other assets within the Country Operations segment and increased other revenues within the Grain Marketing segment.

     Cost of goods sold of $5.7 billion decreased $423.9 million (7%) during the nine months ended May 31, 2001, compared to the same nine months ended in 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operation on the equity method as previously discussed, which caused a reduction in cost of goods sold of $572.3 million compared to the nine months ended in 2000. In addition, during the nine months ended May 31, 2001 the cost of goods of the Energy segment decreased 3%. The energy decrease is primarily due to a net decrease in volume from the dissolution of CRLLC, which was partially offset by volume and average purchase price increases on refined fuels rack and propane products. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 2% compared to the same nine-month period ended in 2000 due to a 4% increase in volume which was partially offset by $0.05 per bushel decrease. Country Operations farm supply cost of goods sold increased by 13% during the current nine-month period compared to the same nine-month period ended in the prior year, primarily due to purchase price increases in agronomy and energy products and higher volumes due to acquisitions. The Processed Grains and Foods segment cost of goods sold increased $54.0 million (15%) primarily due to increased volumes as the result of acquisitions and increased costs related to oilseed processing and refining.

     Marketing, general and administrative expenses of $135.2 million for the nine months ended May 31, 2001 increased by $16.3 million (14%) compared to the same nine months ended in 2000. This increase is primarily due to a loss on assets held for disposal of $7.5 million related to the closing of a wheat mill and $10.6 million of additional expenses from Processed Grains and Foods segment acquisitions compared to the same nine months ended in 2000. These increases were partially offset by a decrease in expenses of $7.4 million in the Agronomy segment. The Company currently records its 25% share of Agriliance, LLC, on the equity method as previously discussed.

     Interest expense of $49.3 million for the nine months ended May 31, 2001 increased by $6.3 million (15%) compared to the same nine months ended in 2000. The average level of short-term borrowings increased by approximately 22% during the nine months ended May 31, 2001 compared to the same period of a year ago.

     Equity income from investments of $13.5 million for the nine months ended May 31, 2001 decreased by $7.7 million (36%) compared to the same nine months ended in 2000. The decrease was primarily attributable to losses from technology investments of $11.7 million and decreased earnings of $3.0 million from grain marketing investments. These losses were partially offset by an increase in earnings from Processed Grains and Foods segment investments of $4.1 million and decreased losses from the Agronomy segment of $3.7 million. The Company currently records its 25% share of Agriliance, LLC, on the equity method as previously discussed.

     Minority interests in operations of $25.5 million for the nine months ended May 31, 2001 increased by $21.0 million compared to the same nine months ended in 2000. Substantially all minority interests is related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority-owned subsidiaries as compared to the same nine months ended in 2000.

     An income tax benefit of $34.3 million and an income tax expense of $2.6 million were reported for the nine months ended May 31, 2001 and 2000, respectively. The income tax benefit for the nine months ended May 31, 2001 was primary the result of a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The income tax expense and benefit and effective tax rate varies from period to period based upon the profitability and non-patronage business activity during each of the comparable periods.

     A cumulative effect of an accounting change was incurred due to the adoption of SFAS No. 133, as amended, related to the Energy segment. The loss incurred was $3.6 million ($3.3 million net of income tax benefit).


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company provided net cash of $159.3 million and used net cash of $85.4 million for the three months ended May 31, 2001 and 2000, respectively. For the three-month period ended in 2001, net income of $64.3 million, net non-cash expenses of $18.3 million and decreased working capital requirements of $76.7 million provided cash from operating activities. For the three-month period ended May 31, 2000, net income of $51.2 million and net non-cash expenses of $4.5 million were offset by increased working capital requirements of $141.1 million.

     Operating activities of the Company provided net cash of $45.6 million and used net cash of $27.4 million for the nine months ended May 31, 2001 and 2000, respectively. For the nine-month period ended in 2001, net income of $150.3 million and net non-cash expenses of $79.6 million were partially offset by increased working capital requirements of $184.3 million. For the nine-month period ended May 31, 2000, net income of $56.2 million and net non-cash expenses of approximately $46.3 million were offset by increased working capital requirements of approximately $129.9 million.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $15.0 million during the three-month period ended May 31, 2001. Expenditures for the acquisition of property, plant and equipment of $24.7 million, investments of $1.8 million, the changes in notes receivable of $1.3 million, and distributions to minority owners and other investing activities were partially offset by investments redeemed of $13.2 million and proceeds from the disposition of property, plant and equipment of $1.5 million. For the fiscal year ending August 31, 2001, the Company projects that total expenditures for the acquisition of property, plant and equipment will be approximately $104.3 million.

     Investing activities of the Company used net cash of $94.1 million during the three months ended May 31, 2000. Expenditures for the acquisition of property, plant and equipment of $61.2 million, investments of $33.6 million, acquisition of intangibles of $9.3 million, and distributions to minority owners and other investing activities were partially offset by, investments redeemed of $7.2 million, proceeds from the disposition of property, plant and equipment of $3.1 million and the changes in notes receivable. Investments for the three months ended May 31, 2000 included the purchase of an additional 10% interest in Ventura Foods, LLC for $25.6 million. Acquisition of intangibles for the same three-month period resulted from the purchase of the wholesale propane marketing business of Williams Energy Marketing and Trading Company.

     Investing activities of the Company used net cash of $53.0 million during the nine-month period ended May 31, 2001. Expenditures for the acquisition of property, plant and equipment of $73.2 million, investments of $13.4 million, acquisition of intangibles of $7.0 million, distributions to minority owners of $13.1 million and the changes in notes receivable, were partially offset by, proceeds from the disposition of property, plant and equipment of $29.2 million, investments redeemed of $22.0 million and other investing activities.

     Investing activities of the Company used net cash of $148.1 million during the nine months ended May 31, 2000. Expenditures for the acquisition of property, plant and equipment of $121.8 million, investments of $35.3 million, acquisition of intangibles of $9.3 million, distributions to minority owners of $5.6 million and the changes in notes receivable were partially offset by, investments redeemed of $20.2 million, proceeds from the disposition of property, plant and equipment of $4.5 million and other investing activities.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2001, the Company renewed and expanded its 364-day credit facility from $500.0 million to $550.0 million committed. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million, all of which is committed. On May 31, 2001, August 31, 2000 and May 31, 2000, the Company had total short-term indebtedness on these various facilities and other short-term notes payable totaling $255.0 million, $217.9 million and $343.0 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. The Company had an outstanding balance of $45.0 million categorized as long-term debt on May 31, 2001, August 31, 2000 and May 31, 2000. The amount outstanding on August 31, 2000 and May 31, 2000 was drawn during the third quarter of the fiscal year ended August 31, 2000. In January 2001, an additional $35.0 million was drawn and then subsequently repaid in March 2001 with proceeds from a note purchase and private shelf agreement.

     The Company has financed its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term loan agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $152.5 million on May 31, 2001, $157.4 million on August 31, 2000 and $159.1 million on May 31, 2000, respectively, with zero remaining available. Repayments of approximately $1.6 million and $4.9 million were made on this facility during each of the three months and nine months ended May 31, 2001 and 2000, respectively.

     Also in June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal installments of $37.5 million each in the years 2008 through 2013.

     In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. Proceeds from the note were used to repay debt on the 364-day facility. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Proceeds from the March note were used to repay debt of $35.0 million on the five-year revolver and $20.0 million on the 364-day facility.

     On May 31, 2001 the Company had total long-term debt outstanding of $572.1 million, of which approximately $250.1 million was bank financing, $305.0 million was private placement debt and $17.0 million was industrial revenue bonds, capitalized leases and other notes payable. Long-term debt of NCRA represented $38.8 million of the total long-term debt outstanding on May 31, 2001. On August 31, 2000 and May 31, 2000, the Company had long-term debt outstanding of $510.5 million and $511.0 million, respectively.

     During the three-month periods ended May 31, 2001 and 2000, the Company repaid long-term debt of $41.4 million and $6.5 million, respectively, and had additional long-term borrowings of $55.0 million and $45.0 million, respectively, for the same three-month periods.

     During the nine-month periods ended May 31, 2001 and 2000, the Company repaid long-term debt of $55.3 million and $17.1 million, respectively, and had additional long-term borrowings of $116.8 million and $45.0 million, respectively, during the same nine-month periods.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each year. Effective September 1, 2000, patronage refunds are calculated based on audited earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2000 were distributed in January 2001. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings was $26.1 million. During the nine-month period ended May 31, 2000, the Company distributed cash patronage of $17.9 million from the patronage earnings of the fiscal year ended August 31, 1999.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active members and patrons at age 72 or death that were age 61 or older on June 1, 1998. For active direct members and patrons who were age 60 or younger on June 1, 1998 and member cooperatives, equities will be redeemed annually based on a prorata formula where, the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2000, to be distributed in the current fiscal year, are expected to be approximately $17.6 million, of which approximately $14.4 million was redeemed during the nine months ended May 31, 2001. During the nine months ended May 31, 2000 the Company redeemed $23.5 million of equity. Redemptions of equity by the Company during the three-month periods ended May 31, 2001 and 2000 were $6.5 million and $10.4 million, respectively.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that adoption of this standard will have a material impact, if any, on its financial statements.

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

     Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company does not believe that adoption of EITF 00-10 will materially impact its financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Effective September 1, 2000, unrealized gains and losses on futures contracts and options used to hedge certain energy inventories and fixed priced contracts are recognized as a component of net income for financial reporting. The inventories hedged with these derivatives are valued at the lower of cost or market, and the fixed priced contracts are marked to market. The effect of this change was a loss of $3.6 million ($3.3 million net of income tax benefit).

     There have been no other changes since the Company's fiscal year-end August 31, 2000 that are considered material.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                     ASSETS

                                                                     MAY 31,       AUGUST 31,       MAY 31,
                                                                       2001           2000           2000
                                                                    ----------     ----------     ----------
(DOLLARS IN THOUSANDS)                                             (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS
 Receivables ..................................................      $ 25,409       $ 30,011       $ 28,224
 Inventories ..................................................        13,781         25,449         24,764
 Other current assets .........................................           646             18             20
                                                                     --------       --------       --------
   Total current assets .......................................        39,836         55,478         53,008

PROPERTY, PLANT AND EQUIPMENT .................................        45,216         40,270         39,750

OTHER ASSETS ..................................................           378
                                                                     --------       --------       --------
   Total assets ...............................................      $ 85,430       $ 95,748       $ 92,758
                                                                     ========       ========       ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES
 Due to Cenex Harvest States Cooperatives .....................      $    959       $ 15,891       $  6,673
 Accounts payable .............................................         4,374          9,028          4,862
 Accrued expenses .............................................         7,394          5,976          5,848
                                                                     --------       --------       --------
   Total current liabilities ..................................        12,727         30,895         17,383

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY ..................................        72,703         64,853         75,375
                                                                     --------       --------       --------
   Total liabilities and Defined Business Unit Equity .........      $ 85,430       $ 95,748       $ 92,758
                                                                     ========       ========       ========


          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE                  FOR THE
                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   --------------------     ----------------------
                                                    MAY 31,     MAY 31,      MAY 31,       MAY 31,
(DOLLARS IN THOUSANDS)                               2001        2000         2001          2000
                                                   --------    --------     --------      --------
REVENUES:
 Processed oilseed sales .......................    $79,013     $77,319     $244,194      $240,075
 Other revenues ................................        170         232          187           811
                                                    -------     -------     --------      --------
                                                     79,183      77,551      244,381       240,886
                                                    -------     -------     --------      --------

COSTS AND EXPENSES:
 Cost of goods sold ............................     75,244      70,491      231,576       221,912
 Marketing, general and administrative .........      1,626       1,405        4,598         3,943
 Interest ......................................         85                      517
                                                    -------     -------     --------      --------
                                                     76,955      71,896      236,691       225,855
                                                    -------     -------     --------      --------

INCOME BEFORE INCOME TAXES .....................      2,228       5,655        7,690        15,031
Provision (benefit) for income taxes ...........        495         335         (160)          850
                                                    -------     -------     --------      --------

NET INCOME .....................................    $ 1,733     $ 5,320     $  7,850      $ 14,181
                                                    =======     =======     ========      ========

          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE                    FOR THE
                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        ----------------------      ----------------------
                                                         MAY 31,       MAY 31,       MAY 31,       MAY 31,
(DOLLARS IN THOUSANDS)                                    2001          2000          2001         2000
                                                        --------      --------      ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................  $  1,733      $  5,320      $   7,850     $ 14,181
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation ......................................       700           631          2,088        1,876
   Loss on sale of property, plant and equipment .....                                                  35
   Changes in operating assets and liabilities:
    Receivables ......................................     2,840        (3,590)         4,602       (3,574)
    Inventories ......................................     8,101        (7,359)        11,668       (7,680)
    Other current assets and other assets ............         3             3         (1,006)         (20)
    Accounts payable and accrued expenses ............      (345)          493         (3,236)         715
                                                        --------      --------      ---------     --------
      Net cash provided by (used in) operating
       activities ....................................    13,032        (4,502)        21,966        5,533
                                                        --------      --------      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ........    (3,609)       (1,075)        (7,034)      (2,683)
 Proceeds from disposition of property, plant and
  Equipment ..........................................                      23                          23
                                                        --------      --------      ---------     --------
      Net cash used in investing activities ..........    (3,609)       (1,052)        (7,034)      (2,660)
                                                        --------      --------      ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in due to Cenex Harvest States
  Cooperatives .......................................    (9,423)        5,554        (14,932)      (2,873)
                                                        --------      --------      ---------     --------
      Net cash (used in) provided by financing
       activities ....................................    (9,423)        5,554        (14,932)      (2,873)
                                                        --------      --------      ---------     --------

NET INCREASE (DECREASE) IN CASH ......................        --            --             --           --

CASH AT BEGINNING OF PERIOD ..........................        --            --             --           --
                                                        --------      --------      ---------     --------
CASH AT END OF PERIOD ................................  $     --      $     --      $      --     $     --
                                                        ========      ========      =========     ========

          The accompanying notes are an integral part of the financial statements (unaudited).

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of May 31, 2001 and 2000, and the statements of operations and cash flows for the three months and nine months ended May 31, 2001 and 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     These statements should be read in conjunction with the financial statements and footnotes included in the Oilseed Processing and Refining Defined Business Unit financial statements for the year ended August 31, 2000, which are included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


NOTE 2. RECEIVABLES

                                                      MAY 31,     AUGUST 31,     MAY 31,
                                                        2001         2001          2000
                                                     ---------    ----------    ----------
     Trade .......................................    $25,804       $30,406      $ 28,619
     Less allowances for doubtful accounts .......        395           395           395
                                                      -------       -------      --------
                                                      $25,409       $30,011      $ 28,224
                                                      =======       =======      ========


NOTE 3. INVENTORIES

                                                      MAY 31,     AUGUST 31,     MAY 31,
                                                        2001         2000         2000
                                                     ---------    ----------    ---------
     Processed oilseed products ..................    $12,021       $22,075      $18,921
     Oilseed .....................................      1,760         3,374        5,843
                                                      -------       -------      -------
                                                      $13,781       $25,449      $24,764
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

                                                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                    --------------------------  --------------------------
                                                        MAY 31,      MAY 31,       MAY 31,       MAY 31,
                                                         2001         2000          2001          2000
                                                     -----------   -----------  ------------  ------------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Income before income taxes .....................    $  2,228     $  5,655      $  7,690      $ 15,031
   Loss (income) from purchased oil ...............         205       (1,035)         (871)       (3,851)
   Non-patronage joint venture ....................          --           (1)           --          (154)
   Book to tax differences ........................          --           24            --            69
                                                       --------     --------      --------      --------
   Patronage income from processed
    soybeans ......................................    $  2,433     $  4,643      $  6,819      $ 11,095
                                                       ========     ========      ========      ========
   Bushels processed ..............................       9,196        9,819        28,874        29,064
   Patronage income per bushel ....................    $  0.265     $  0.473      $  0.236      $  0.382

     Certain operating information pertaining to the Oilseed Processing and Refining Defined Business Unit is set forth below, as a percentage of processed oilseed sales, except processing margins which are presented on a per unit basis. Because of the volatility of commodity prices, the Company believes that processing margins are a better measure of the Oilseed Processing and Refining Defined Business Unit's performance than gross margin percentages.

                                                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                    --------------------------  --------------------------
                                                       MAY 31,        MAY 31,       MAY 31,        MAY 31,
                                                         2001          2000           2001          2000
                                                     -----------   -----------  ------------  ------------
   Gross margin ...................................        4.77%        8.83%         5.17%         7.57%
   Marketing, general and administrative ..........        2.06%        1.82%         1.88%         1.64%
   Interest .......................................        0.11%          --          0.21%           --
   Processing margins:
    Crushing/bushel ...............................    $   0.15     $   0.28      $   0.15      $   0.20
    Refining/pound ................................    $  .0085     $  .0152      $  .0101      $  .0155

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2001 AND 2000 The Oilseed

     Processing and Refining Defined Business Unit net income of $1.7 million for the three months ended May 31, 2001 represents a $3.6 million decrease (67%) compared to the three-month period ended May 31, 2000. Decreases in refined oil margin of $1.7 million and processed soybean margin of $1.4 million were the main factors in this unfavorable variance in net income for the three-month period ended May 31, 2001, compared to the three-month period ended May 31, 2000.

     Processed oilseed sales of $79.0 million for the three months ended May 31, 2001 increased by $1.7 million (2%) compared to the three months ended May 31, 2000. Increases in the average sales price for refined oil of $0.01 per pound and refined oil volume of 4% were partially offset by decreases in processed soybean products volume of 5% and average sales price for processed soybeans of $6 per ton during the three-month period compared to the same period of a year ago.

     Other revenues decreased $62 thousand (27%) during the three months ended May 31, 2001 compared to the three months ended May 31, 2000. During the three months ended May 31, 2000, the Defined Business Unit recognized interest income of $210 thousand and during the three months ended May 31, 2001 the Defined Business Unit received a $166 thousand notice of patronage dividend, accounting for most of this net variance.

     Cost of goods sold of $75.2 million for the three months ended May 31, 2001 increased $4.8 million (7%) compared to the three months ended May 31, 2000. An increase in the cost of crude soybean oil averaging $0.08 per pound was partially offset by a decrease in cost for soybeans averaging $0.34 per bushel, and volume decreases in crush of 623 thousand bushels and refining of 2.2 million pounds during the three months ended May 31, 2001 compared to the three months ended May 31, 2000.

     Marketing, general and administrative expenses of $1.6 million for the three months ended May 31, 2001 increased $221 thousand (16%) compared to the three months ended May 31, 2000, and is primarily related to increases in administrative and technology expenses.

     The Oilseed Processing and Refining Defined Business Unit incurred $85 thousand of interest expense for the three-month period ended May 31, 2001, compared to interest income, included with other revenues, for the same period ended in 2000. This unfavorable variance is primarily attributable to additional average borrowings due to changes in working capital needs during this period in 2001, as compared to the same period in 2000.

     Income taxes of $495 thousand and $335 thousand for the three-month periods ended May 31, 2001 and May 31, 2000, respectively, is based upon an effective tax rate of 39.1% and 38.9%, respectively, attributable to estimated non-patronage business activities. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2001 AND 2000

     The Oilseed Processing and Refining Defined Business Unit net income of $7.9 million for the nine months ended May 31, 2001 represents a $6.3 million decrease (45%) compared to the nine-month period ended May 31, 2000. A $2.9 million increase in plant expenses, primarily related to higher energy prices, and lower margins in processing and refining of $2.6 million were the main factors in this unfavorable variance in net income for the nine-month period ended May 31, 2001, compared to the same period ended May 31, 2000. During the nine-month period ending May 31, 2001 there was also a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax assets of $1.0 million. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000, annual meeting.

     Processed oilseed sales of $244.2 million for the nine months ended May 31, 2001 increased by $4.1 million (2%) compared to the nine months ended May 31, 2000. An increase in the average sales price for processed soybeans of $7 per ton and a 2% increase of refined oil volumes were partially offset by $0.004 per pound reduction in the average sales price for refined oil and 1% net volume decrease in processed soybeans during the nine-month period compared to the same period of a year ago.

     Other revenues decreased $624 thousand during the nine months ended May 31, 2001 compared to the nine months ended May 31, 2000. During the nine months ended May 31, 2000, the Defined Business Unit recognized interest income of $654 thousand, accounting for most of this decrease.

     Cost of goods sold of $231.6 million for the nine months ended May 31, 2001 increased $9.7 million (4%) compared to the nine months ended May 31, 2000. An increase in crude soybean oil averaging

$0.02 per pound, refining net volume increase of 2% (8.7 million pounds) and higher plant expense of $2.9 million were partially offset by a decrease in cost for soybeans averaging $0.10 per bushel and soybean crush net volume decrease of 1% (190 thousand bushels) during the nine months ended May 31, 2001, compared to the nine months ended May 31, 2000.

     Marketing, general and administrative expenses of $4.6 million for the nine months ended May 31, 2001 increased $655 thousand (17%) compared to the nine months ended May 31, 2000, and is primarily related to increases in administrative and technology expenses.

     The Oilseed Processing and Refining Defined Business Unit incurred $517 thousand of interest expense for the nine-month period ended May 31, 2001, compared to interest income, included with other revenues, for the same period ended in 2000. This unfavorable variance is primarily attributable to additional average borrowings due to changes in working capital needs during this period in 2001 as compared to the same period in 2000.

     Income tax benefit of $160 thousand for the nine-month period ended May 31, 2001 was primarily due to a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. The benefit was partially offset with tax expense for the nine-month period ending May 31, 2001 of $855 thousand, which compares to $850 thousand for the same period in 2000. The effective tax rates exclusive of the tax benefit during the nine-month period ended May 31, 2001 for estimated non-patronage business activities was 39.1% as compared to 38.9% for the nine-month period ended May 31, 2000. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.


CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended May 31, 2001 provided net cash of $13.0 million. Net income of $1.7 million, decreased working capital requirements $10.6 million and non-cash expenses of $0.7 million generated this net cash provided by operating activities. For the three-month period ended May 31, 2000, operating activities used net cash of $4.5 million. During that period increased working capital requirements of $10.4 million was partially offset by net income of $5.3 million and non-cash expenses of $0.6 million and resulted in this net cash used in operating activities.

     Operating activities for the nine months ended May 31, 2001 provided net cash of $22.0 million. Net income of $7.9 million, a decrease in working capital requirements of $12.0 million and non-cash expenses of $2.1 million resulted in this net cash from operating activities. For the nine-month period ended May 31, 2000, operating activities provided net cash of $5.5 million. During that period, net income of $14.2 million and non-cash expenses of $1.9 million were partially offset by an increase in working capital requirements of $10.6 million provided this net cash from operating activities.


CASH FLOWS FROM INVESTING

     During the three-month periods ended May 31, 2001 and 2000, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $3.6 million and $1.1 million, respectively, primarily for the acquisition of property, plant and equipment.

     During the nine-month periods ended May 31, 2001 and 2000, the Oilseed Processing and Refining Defined Business Unit used cash for investing activities of $7.0 million and $2.7 million, respectively, primarily for the acquisition of property, plant and equipment.

CASH FLOWS FROM FINANCING

     The Oilseed Processing and Refining Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from the Oilseed Processing and Refining Defined Business Unit's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Oilseed Processing and Refining Defined Business Unit maintains a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks, and the cash requirements of all other Company operations.

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business conditions and availability of funds.

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $1.0 million on May 31, 2001 compared to $15.9 million on August 31, 2000 and $6.7 million on May 31, 2000. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective periods.

WHEAT MILLING DEFINED BUSINESS UNIT
ITEM 1. FINANCIAL STATEMENTS


                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                     ASSETS

                                                                     MAY 31,       AUGUST 31,       MAY 31,
                                                                       2001           2000           2000
                                                                  -------------   ------------   ------------
(DOLLARS IN THOUSANDS)                                             (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS
 Receivables ..................................................      $ 32,221       $ 33,737       $ 31,631
 Inventories ..................................................        21,582         19,537         18,691
 Other current assets .........................................         3,458             83            144
                                                                     --------       --------       --------
   Total current assets .......................................        57,261         53,357         50,466

PROPERTY, PLANT AND EQUIPMENT .................................       125,521        128,151        128,745

OTHER ASSETS ..................................................           419          8,348          8,614
                                                                     --------       --------       --------
   Total assets ...............................................      $183,201       $189,856       $187,825
                                                                     ========       ========       ========

                  LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES
 Due to Cenex Harvest States Cooperatives .....................      $ 75,820       $ 67,956       $ 81,488
 Current portion of long-term debt ............................         7,233          7,410         10,005
 Accounts payable .............................................         4,513          5,201          8,686
 Accrued expenses .............................................         4,061          3,462          4,210
                                                                     --------       --------       --------
   Total current liabilities ..................................        91,627         84,029        104,389

LONG-TERM DEBT ................................................        35,452         40,100         21,194

COMMITMENTS AND CONTINGENCIES

DEFINED BUSINESS UNIT EQUITY ..................................        56,122         65,727         62,242
                                                                     --------       --------       --------
   Total liabilities and Defined Business Unit Equity .........      $183,201       $189,856       $187,825
                                                                     ========       ========       ========


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE                       FOR THE
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ----------------------------   -------------------------
                                                      MAY 31,        MAY 31,        MAY 31,       MAY 31,
(DOLLARS IN THOUSANDS)                                 2001           2000           2001          2000
                                                   ------------    ------------   -----------   -----------
REVENUES:
 Processed grain sales .........................    $  60,719       $  53,132      $ 173,908     $156,862
                                                    ---------       ---------      ---------     --------

COSTS AND EXPENSES:
 Cost of goods sold ............................       58,832          52,290        166,793      149,678
 Marketing, general and administrative .........        2,570           2,124          6,995        6,793
 Loss on assets held for disposal ..............        7,548                          7,548
 Interest ......................................        1,927           1,805          6,022        4,874
                                                    ---------       ---------      ---------     --------
                                                       70,877          56,219        187,358      161,345
                                                    ---------       ---------      ---------     --------

LOSS BEFORE INCOME TAXES .......................      (10,158)         (3,087)       (13,450)      (4,483)
Income tax benefit .............................       (3,020)           (255)        (3,845)        (385)
                                                    ---------       ---------      ---------     --------

NET LOSS .......................................    $  (7,138)      $  (2,832)     $  (9,605)    $ (4,098)
                                                    =========       =========      =========     ========


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE                        FOR THE
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       -----------------------------   ---------------------------
                                                          MAY 31,         MAY 31,         MAY 31,        MAY 31,
(DOLLARS IN THOUSANDS)                                     2001            2000            2001           2000
                                                       ------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................   $ (7,138)      $ (2,832)        $ (9,605)     $  (4,098)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization .....................      2,085          1,687            6,077          5,065
   Loss on assets held for disposal ..................      7,548                           7,548
   Loss on sale of property, plant and equipment .....                                         36
   Changes in operating assets and liabilities:
    Receivables ......................................      1,085          5,190            1,516           (671)
    Inventories ......................................      1,427           (584)          (2,045)        (4,352)
    Other current assets and other assets ............     (3,000)            (5)          (3,794)            66
    Accounts payable and accrued expenses ............     (4,084)          (566)             (89)         1,218
                                                         --------       ----------       --------      ---------
      Net cash (used in) provided by operating
       activities ....................................     (2,077)         2,890             (356)        (2,772)
                                                         --------       ----------       --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ........       (561)       (21,305)          (2,683)       (22,462)
                                                         --------       ----------       --------      ---------
      Net cash used in investing activities ..........       (561)       (21,305)          (2,683)       (22,462)
                                                         --------       ----------       --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due to Cenex Harvest States
  Cooperatives .......................................      4,438         20,854            7,864         32,550
 Long-term debt borrowings ...........................                                        566
 Principal payments on long-term debt ................     (1,800)        (2,439)          (5,391)        (7,316)
                                                         --------       ----------       --------      ---------
      Net cash provided by financing activities ......      2,638         18,415            3,039         25,234
                                                         --------       ----------       --------      ---------

NET INCREASE (DECREASE) IN CASH ......................         --             --               --             --

CASH AT BEGINNING OF PERIOD ..........................         --             --               --             --
                                                         --------       ----------       --------      ---------
CASH AT END OF PERIOD ................................   $     --       $     --         $     --      $      --
                                                         ========       ==========       ========      =========


    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited balance sheets as of May 31, 2001 and 2000, and the statements of operations and cash flows for the three months and nine months ended May 31, 2001 and 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The balance sheet data as of August 31, 2000 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications had no effect on the Wheat Milling Defined Business Unit net income or equity.

     These statements should be read in conjunction with the financial statements and footnotes included in the Wheat Milling Defined Business Unit financial statements for the year ended August 31, 2000, which are included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 22, 2000.


NOTE 2. RECEIVABLES

                                                      MAY 31,     AUGUST 31,     MAY 31,
                                                       2001          2000         2000
                                                     ---------   -----------    ---------
   Trade .........................................    $33,175       $34,576      $32,253
   Other .........................................        875           810          626
                                                      -------       -------      -------
                                                       34,050        35,386       32,879
   Less allowances for doubtful accounts .........      1,829         1,649        1,248
                                                      -------       -------      -------
                                                      $32,221       $33,737      $31,631
                                                      =======       =======      =======


NOTE 3. INVENTORIES

                                                      MAY 31,     AUGUST 31,     MAY 31,
                                                       2001          2000         2000
                                                     ---------   -----------    ---------
   Grain .........................................    $10,505       $ 9,610      $15,450
   Processed grain products ......................     10,139         9,288        2,630
   Other .........................................        938           639          611
                                                      -------       -------      -------
                                                      $21,582       $19,537      $18,691
                                                      =======       =======      =======

NOTE 4: LOSS ON ASSETS HELD FOR DISPOSAL

     In May of 2001, management, in efforts to consolidate its manufacturing facilities, approved and committed to a plan to cease operations and to dispose of the assets at its Huron, Ohio mill in the fiscal fourth quarter. Initial discussions with potential buyers indicate that the carrying amount of the related assets exceed the estimated net realizable value and as such the financial statements reflect a loss on assets held for disposal of $7.5 million, primarily related to identifiable intangible assets and goodwill.

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


                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                  -----------------------------   -----------------------------
                                                     MAY 31,         MAY 31,         MAY 31,         MAY 31,
                                                       2001            2000            2001            2000
                                                  -------------   -------------   -------------   -------------
   (IN THOUSANDS EXCEPT PER BUSHEL INFORMATION)
   Loss before income taxes ...................     $ (10,158)      $  (3,087)      $ (13,450)      $  (4,483)
   Book to tax differences ....................            --             102              --             304
                                                    ---------       ---------       ---------       ---------
   Patronage loss .............................     $ (10,158)      $  (2,985)      $ (13,450)      $  (4,179)
                                                    =========       =========       =========       =========
   Bushels processed ..........................        11,674          10,957          34,808          31,785
   Patronage loss per bushel ..................     $  (0.870)      $  (0.272)      $  (0.386)      $  (0.131)

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales.

                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                     MAY 31,         MAY 31,         MAY 31,         MAY 31,
                                                       2001            2000            2001            2000
                                                  -------------   -------------   -------------   -------------
   Gross margin ...............................       3.11%           1.58%           4.09%           4.58%
   Marketing, general and administrative ......       4.23%           4.00%           4.02%           4.33%
   Interest ...................................       3.17%           3.40%           3.46%           3.11%

COMPARISON OF THREE MONTHS ENDED MAY 31, 2001 AND 2000

     The Wheat Milling Defined Business Unit incurred a net loss of $7.1 million for the three months ended May 31, 2001 compared to a net loss of $2.8 million for the three months ended May 31, 2000, which resulted in a net loss variance of $4.3 million. This net loss variance in operating results is primarily attributable to a loss on assets held for disposal of $7.5 million during the three months ended May 31, 2001 related to the closing of the Huron, Ohio mill.

     Net sales of $60.7 million for the three months ended May 31, 2001 increased $7.6 million (14%) compared to the three months ended May 31, 2000. This increase is attributable to a 7% net increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000. The average sales price per hundred-weight of all products increased $0.57 per hundred weight in the three months ended May 31, 2001 compared to the same period in 2000.

     Cost of goods sold of $58.8 million for the three months ended May 31, 2001 increased $6.5 million (13%) compared to the three months ended May 31, 2000. An increase in bushels volume of 717 thousand (7%) and a $0.26 per bushel increase in the average price for these bushels accounted for this increase as compared with the business activity conducted during the three months ended May 31, 2000.

     Marketing, general and administrative expenses of $2.6 million for the three months ended May 31, 2001 increased $446 thousand (21%) compared to the same period ended in 2000. This increase is primarily attributable to increases in administrative expenses.

     In May of 2001, management, in efforts to consolidate its manufacturing facilities, approved and committed to a plan to cease operations and to dispose of the assets at its Huron, Ohio mill in the fiscal fourth quarter. Initial discussions with potential buyers indicate that the carrying amount of the related assets exceed the estimated net realizable value and as such the financial statements reflect a loss on assets held for disposal of $7.5 million for the three months ended May 31, 2001, primarily related to identifiable intangible assets and goodwill.

     Interest expense of $1.9 million for the three months ended May 31, 2001 increased $122 thousand (7%) compared to the three months ended May 31, 2000. Most of this increase is attributable to the interest on the long-term debt used to finance the acquisition of the Fairmount mill, purchased in April 2000 for $19.9 million.

     An income tax benefit of $3.0 million for the three months ended May 31, 2001 has an effective tax rate of 91% attributable to estimated non-patronage business activities. This amount exceeds the federal and state statutory rate of 39.1% due to the non-deductibility of goodwill amortization in prior periods for which tax benefits have now been recognized. For the three months ended May 31, 2000 an income tax benefit of $255 thousand was based on an effective tax rate of 38.9% applied to the taxable losses attributable to estimated non-patronage business activities. The income tax benefit or expense and net effective tax rate varies from period to period based upon the Defined Business Unit's level of profitability and non-patronage business activity during each of the comparable periods.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2001 AND 2000

     The Wheat Milling Defined Business Unit reported a net loss of $9.6 million for the nine months ended May 31, 2001 compared to a net loss of $4.1 million for the nine months ended May 31, 2000, for a net loss variance of $5.5 million. This net loss variance in operating results is primarily attributable to a loss on assets held for disposal of $7.5 million during the third quarter ended May 31, 2001 related to the closing of the Company's Huron, Ohio mill. Also during the nine-month period ending May 31, 2001 there was a change in the tax rate applied to the Wheat Milling Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax assets of $406 thousand. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000, annual meeting.

     Net sales of $173.9 million for the nine months ended May 31, 2001 increased $17.0 million (11%) compared to the nine months ended May 31, 2000. This increase is attributable to a 9% net increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000 and an average sales price per hundred-weight of all products increase of $0.14 per hundred weight in the nine months ended May 31, 2001 compared to the same period in 2000.

     Cost of goods sold of $166.8 million for the nine months ended May 31, 2001 increased $17.1 million (11%) compared to the nine months ended May 31, 2000. An increase in bushel volume of 3.0 million (10%) and a $0.06 per bushel increase in the average price for these bushels accounted for this increase as compared with the business activity conducted during the nine months ended May 31, 2000. The milling expense increase of $2.7 million (13%) in the nine months ended May 31, 2001 compared to the same period in 2000 was mostly attributable to the additional volume primarily at the Fairmount mill.

     Marketing, general and administrative expenses of $7.0 million for the nine months ended May 31, 2001 increased $202 thousand (3%) compared to the same period ended in 2000.

     In May of 2001, management, in efforts to consolidate its manufacturing facilities, approved and committed to a plan to cease operations and to dispose of the assets at its Huron, Ohio mill in the fiscal fourth quarter. Initial discussions with potential buyers indicate that the carrying amount of the related assets exceed the estimated net realizable value and as such the financial statements reflect a loss on assets held for disposal of $7.5 million for the nine months ended May 31, 2001, primarily related to identifiable intangible assets and goodwill.

     Interest expense of $6.0 million for the nine months ended May 31, 2001 increased $1.1 million (24%) compared to the nine months ended May 31, 2000. Most of this increase is attributable to the interest on the long-term debt used to finance the acquisition of the Fairmount mill, purchased in April 2000 for $19.9 million.

     The income tax benefit of $3.8 million for the nine months ended May 31, 2001 included a change in the tax rate applied to the Wheat Milling Defined Business Unit cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using audited financial statement earnings rather than tax basis earnings prompted this rate change. An additional tax benefit for the nine-month period in 2001 of $3.4 million was recorded based on a taxable loss attributable to estimated non-patronage business activities which includes a tax benefit related to a loss on assets held for disposal. This amount exceeds the federal and state statutory rate of 39.1% due to the non-deductibility of goodwill in prior periods for which tax benefits have now been recognized. This compares to a $385 thousand tax benefit for the same period in 2000 on losses attributable to estimated non-patronage business activities. The income tax benefit or expense and effective tax rate varies from period to period based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Wheat Milling Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.


CASH FLOWS FROM OPERATIONS

     Operating activities for the three months ended May 31, 2001 used net cash of $2.1 million. Net loss of $7.1 million and an increase in working capital requirements of $4.6 million were partially offset by non-cash expenses of $9.6 million to generate this net cash used in operating activities. Included in the non-cash expenses of the three and nine months ended May 31, 2001 was $7.5 million attributable to a loss on assets held for disposal associated with the closing of the Huron, Ohio mill. For the three-month period ended May 31, 2000, operating activities provided net cash of $2.9 million. During that period, a net loss of $2.8 million was exceeded by decreased working capital requirements of $4.0 million and non-cash expenses of $1.7 million, resulting in the net cash provided by operating activities.

     Operating activities for the nine months ended May 31, 2001 used net cash of $0.4 million. Net loss of $9.6 million and increased working capital requirements $4.4 million were partially offset by non-cash expenses of $13.6 million to generate this net cash used in operating activities. For the nine-month period ended May 31, 2000, operating activities used net cash of $2.8 million. During that period, a net loss of $4.1 million and increased working capital requirements of $3.7 million were partially offset by non-cash expenses of $5.0 million which resulted in this net cash used in operating activities.


CASH FLOWS FROM INVESTING

     During the three-month periods ended May 31, 2001 and 2000, the Wheat Milling Defined Business Unit used cash for investing activities of $0.6 million and $21.3 million, respectively, for the acquisition of property, plant and equipment. In April 2000 the Company acquired a mill near Fairmount, North Dakota at a total cost of $19.9 million.

     During the nine-month periods ended May 31, 2001 and 2000, the Wheat Milling Defined Business Unit used cash for investing activities of $2.7 million and $22.5 million, respectively, for the acquisition of property, plant and equipment.


CASH FLOWS FROM FINANCING

     The Wheat Milling Defined Business Unit's financing activities are coordinated through the Company's cash management department. Cash from the Wheat Milling Defined Business Unit's operations is deposited with the Company's cash management department and disbursements are made centrally. As a result, the Wheat Milling Defined Business Unit maintains a zero cash position. Financing is available from the Company to the extent of the Company's working capital position and corporate loan agreements with various banks, and the cash requirements of all other Company operations.

     Working capital requirements for a Defined Business Unit of the Company are reviewed on a periodic basis, and could potentially be restricted based upon management's evaluation of the prevailing business condition and availability of funds.

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $75.8 million, $68.0 million and $81.5 million on May 31, 2001, August 31, 2000 and May 31, 2000, respectively. The increase from August 31, 2000 is primarily attributable to the Wheat Milling Defined Business Unit operating loss in combination with increased working capital requirements.

     The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $42.7 million on May 31, 2001 compared with $47.5 million on August 31, 2000 and $31.2 million on May 31, 2000. On May 31, 2001, the Defined Business Unit had $7.2 million due to the Company within the next twelve months. During the three-month and nine-month periods ended May 31, 2001 the Wheat Milling Defined Business Unit made principal payments to the Company of $1.8 million and $5.4 million, respectively. During this same period the Company, on behalf of the Wheat Milling Defined Business Unit assumed an 'interest free' Rural Economic Development Loan in conjunction with the Fairmount, North Dakota mill acquisition totaling $450 thousand. This non-interest bearing loan, payable in monthly installments over nine years, has been discounted at 8% to reflect a present value principal balance due of $320 thousand and a fix quote interest discount of $130 thousand. The Company also incurred long-term debt during the first quarter of 2001 on behalf of the Defined Business Unit in the amount of $116 thousand, payable to the Minnesota Department of Transportation quarterly over 120 months at 5.7% interest for the purpose of rail track rehabilitation at the Rush City mill.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         EXHIBIT  DESCRIPTION
         -------  --------------------------------------------------------------

         10.1 Third Amendment to Credit Agreement (Revolving Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., SunTrust Bank, BNP Paribas and the Syndication Parties

         10.2 Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties

         10.3 Syndication Adoption Agreement dated May 22, 2001 between CoBank, ACB and the Adopting Parties

         99       Cautionary Statement

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CENEX HARVEST STATES COOPERATIVES
                                     -------------------------------------------
                                                     (Registrant)

      NAME                              TITLE                       DATE
      ----                              -----                       ----
  /s/ John Schmitz          Executive Vice President and        July 3, 2001
--------------------        Chief Financial Officer
   John Schmitz