Form 10-K
period 2001-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2001-11-19
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 OR


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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                     INDEX

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                   ----

PART I.

Item 1.    Business
           The Company ...........................................................................   1
           Energy ................................................................................   2
           Agronomy ..............................................................................   2
           Grain Marketing .......................................................................   3
           Country Operations ....................................................................   8
           Processed Grains and Foods ............................................................  10
           Membership in the Company and Authorized Capital ......................................  16
           Equity Participation Units ............................................................  21
           Cautionary Statement ..................................................................  22

Item 2.    Properties ............................................................................  23

Item 3.    Legal Proceedings .....................................................................  24

Item 4.    Submission of Matters to a Vote of Security Holders ...................................  24

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .................  25

Item 6.    Selected Financial Data
           Consolidated Company ..................................................................  25
           Oilseed Processing and Refining Defined Business Unit .................................  26
           Wheat Milling Defined Business Unit ...................................................  27

Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
           Consolidated Company ..................................................................  28
           Oilseed Processing and Refining Defined Business Unit .................................  35
           Wheat Milling Defined Business Unit ...................................................  38

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk ............................  42

Item 8.    Financial Statements and Supplementary Data ...........................................  43

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..  43

PART III.

Item 10.   Directors and Executive Officers of the Registrant
           Board of Directors ....................................................................  43
           Executive Officers ....................................................................  47

Item 11.   Executive Compensation ................................................................  49

Item 12.   Security Ownership of Certain Beneficial Owners and Management ........................  53

Item 13.   Certain Relationships and Related Transactions ........................................  53

PART IV.

Item 14.   Exhibits, Financial Statements and Reports Filed on Form 8-K ..........................  54

SUPPLEMENTAL INFORMATION .........................................................................  57

SIGNATURES .......................................................................................  58


                                     PART I.

ITEM 1. BUSINESS

                                  THE COMPANY

     Cenex Harvest States Cooperatives (CHS or the Company) is a producer-to-consumer cooperative system owned by farmers, ranchers and their local co-ops from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS is a fully integrated agricultural foods cooperative providing a wide variety of products and services ranging from grain marketing to food processing to meet the needs of customers around the world. We also operate petroleum refineries/pipelines and, through a broad range of working partnerships, market and distribute energy products, agronomic inputs and feed to rural America. CHS, based in Inver Grove Heights, Minnesota, was created on June 1, 1998, through the merger of Cenex, Inc. and Harvest States Cooperatives, both of which had organizational histories dating back to the early 1930s.

     The Company has authorized three classes of membership: Individual Members, Cooperative Association Members and Defined Members. Individual Members are producers of agricultural products who have done business with the Company during its last fiscal year and have consented to take patronage into account as contemplated by Section 1388 of the Internal Revenue Code. In the patronage consent filed with the Company, the producer agrees to include both the cash and noncash portion of any patronage refund in taxable income for federal income tax purposes. Cooperative Association Members are associations of producers of agricultural products complying with certain federal requirements which have conducted a minimum amount of business with the Company as prescribed by the Board of Directors during its fiscal year and have consented to take patronage into account for tax purposes. Defined Members are persons otherwise eligible for membership who hold Equity Participation Units.

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

     The Board of Directors created the Oilseed Processing and Refining Defined Business Unit for the purpose of purchasing soybeans and crude soybean oil and the processing and sale thereof into meal, flour, oil and various byproducts, effective at the close of business on May 31, 1997, to carry on the operations of the Oilseed Processing and Refining Division. On that date there was allocated to the Oilseed Processing and Refining Defined Business Unit the assets and liabilities, including commitments, contingencies and obligations, appropriately belonging to the Division.

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

     In August 2001, the CHS Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the Equity Participation Units and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan.

     The Company's businesses are organized into five segments. The segments include Energy, Agronomy, Grain Marketing, Country Operations and Processed Grains and Foods. The segment information for the Company is provided in Note 11 of the consolidated financial statements on pages F-20 and F-21.

                                    ENERGY

     The energy operations of the Company include a 55,000 barrel per day refinery in Laurel, Montana, which is wholly owned by the Company, and a 74.5% ownership interest in a 75,500 barrel per day refinery in McPherson, Kansas. The Company is not in the oil exploration business but rather purchases crude oil from both domestic and foreign sources.

     The Laurel, Montana refinery processes primarily medium, high sulfur Canadian crude oil and produces approximately 44% gasoline, 32% diesel and other distillates and 24% asphalt and other residual products. Refined fuels are shipped west on the Yellowstone Pipeline to Montana terminals and to Spokane and Moses Lake, Washington; south on common carrier pipelines to Wyoming terminals and Denver, Colorado, and east on the Company's wholly-owned pipeline to Glendive, Montana as well as to Minot and Fargo, North Dakota. Crude oil is delivered to Laurel on the wholly-owned Front Range Pipeline and other pipelines.

     The McPherson refinery owned and operated by National Cooperative Refinery Association (NCRA), of which the Company owns 74.5%, receives its supply of crude oil via the Jayhawk pipeline, which is wholly owned by NCRA, and through the common carrier pipelines of Osage and Kaw. NCRA holds ownership interests of 40% and 33%, respectively, in these two pipelines. Approximately 95% of the crude oil processed is domestic from Kansas, Oklahoma and Texas, and 5% is foreign crude. The McPherson refinery produces approximately 57% gasoline, 34% distillates and 9% propane and other products. Refined fuels are shipped via NCRA's proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via Kaneb and Williams common carrier pipelines. Approximately 9% of refined products are loaded to transport trucks at the refinery.

     The production from the Laurel refinery and from NCRA is marketed by Country Energy, LLC (Country Energy), a petroleum marketing joint venture with Farmland Industries, Inc. (Farmland) and sold to the Company's member cooperatives, where the product is sold to farmers, ranchers and the general public. In addition to distilled fuels, the Company also wholesales other auto and farm machinery products such as lube oil, grease and petroleum equipment, as well as providing propane for heating fuel and grain drying. The Company has signed an agreement to purchase Farmland's wholesale energy business, including their outstanding interest in Country Energy. The transaction will make Country Energy the Company's wholly-owned subsidiary.

     The Company also operates 36 convenience stores where it retails its own brand of refined fuels along with typical convenience products.

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

     As of August 31, 2001, energy operations had 953 full time employees. Of the 953 employees, 681 are employed by the Company and 272 are employed by Country Energy.

                                   AGRONOMY

     Effective January 1, 2000, the Company, Farmland and Land O'Lakes, Inc. (Land O'Lakes) created Agriliance, LLC (Agriliance), a distributor of crop nutrients, crop protections products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of the Company, Farmland and Land O'Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations. This agreement was subsequently terminated on July 31, 2000, as discussed further below.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance to Land O'Lakes, resulting in a gain of $7.4 million. On July 31, 2000, the Company exchanged its ownership in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC, with a total investment of $64.7 million for a 25% equity interest in Agriliance. Agriliance ownership also includes Farmland (25%) and Land O' Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange. Also in July 2000, Agriliance secured its own financing, which is without recourse to the Company, and then purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payables.

     The Company retained its ownership in CF Industries, Inc. (CF Industries), an interregional cooperative involved in the manufacture of crop nutrient products, and a 25% interest in an agronomy distribution business in Canada. With continued ownership, the Company is entitled to receive patronage dividends paid by CF Industries.

     Many of the risk factors related to the energy operations also apply to Agriliance's operations. Spring and fall weather conditions, depressed grain prices, idle acreage and genetic engineering of crops, which are more insect and disease resistant, all effect, the demand for agronomy products. Competition is also intense. Supply and price of fertilizer ingredients fluctuates widely, which exposes Agriliance to risk on any fixed price commitment. In addition, increased domestic and foreign production of fertilizer expands supply and tends to depress the profitability of CF Industries, and reduces or eliminates the patronage paid by CF Industries to the Company.

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

     The Freedom to Farm Act of 1996 has had a profound effect on the production patterns within the United States. The flexibility of the program allows producers to grow crops, which provide the highest gross financial return. Although the Unites States has experienced prices below the cost of production, there has still been full production on Non-CRP (Crop Reduction Program) land as a result of the Commodity Loan Program and also Loan Deficiency Payments (LDP).

INTRODUCTION
     The Company buys grain through its Grain Marketing Division from Cooperative Association Members (typically a cooperative organization of local producers), directly from Individual Members (to a limited extent) and from third parties (such as grain dealers, non-Member producers, marketing associations or marketing pools, elevators and other grain merchandising companies) and through its Agri Operations locations, which are country elevators owned by the Company. Grain purchased by Agri Operations locations is usually sold to the Grain Marketing Division for resale. A small portion of grain is handled on a consignment basis.

     The Company sells grain for future delivery at a specified location. Grain sold by a producer is typically trucked to a local elevator for sale. From local elevators, grain may be transported in a variety of ways to the purchaser. The Company arranges transportation to delivery locations using truck, rail and barge transportation. Grain intended for export may be shipped by rail to an export terminal or to a barge loading facility to be shipped by barge to an export terminal, where it is loaded on an ocean-going vessel. Grain intended for domestic use may be shipped by truck or rail to various locations throughout the United States. Because of its facilities, the Company has significant capacity to sell grain for export.

     PURCHASES. The number of bushels of grain purchased from Individual Members and Cooperative Association Members, the total grain purchased and the percentage relationship for the periods indicated are set forth below:

                                      YEARS ENDED AUGUST 31,             THREE MONTHS ENDED      YEARS ENDED MAY 31,
                           --------------------------------------------      AUGUST 31,     ----------------------------
                                2001           2000           1999              1998             1998          1997
                           -------------- -------------- -------------- ------------------- -------------- -------------
                                                                (BUSHELS IN THOUSANDS)
Member purchases .........      837,239        866,619        785,999         172,180            720,421        757,705
Total purchases ..........    1,302,770      1,246,208      1,169,393         244,978          1,145,852      1,280,557
Percentage ...............       64.3%          69.5%          67.2%           70.3%              62.9%          59.2%


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

     The number of bushels of grain purchased by the Company for the periods indicated is set forth below:

                                 YEARS ENDED AUGUST 31,              THREE MONTHS ENDED       YEARS ENDED MAY 31,
                       ------------------------------------------        AUGUST 31,       --------------------------
                           2001           2000           1999               1998              1998           1997
                       ------------   ------------   ------------   -------------------   ------------   -----------
                                                           (BUSHELS IN THOUSANDS)
Wheat ..............      453,979        444,800        412,967           100,941            416,067        478,979
Corn ...............      483,846        434,542        406,616            86,911            347,494        425,851
Soybeans ...........      258,559        264,809        230,239            36,220            229,558        219,687
Barley .............       53,639         43,499         54,548            13,180             66,085         61,839
Milo ...............       31,504         38,886         40,826             4,426             37,816         51,723
Sunflowers .........        6,731          6,775          7,814               549             28,789         14,603
Oats ...............        2,118          4,061          6,354             1,246              9,008         22,487
All other ..........       12,394          8,836         10,029             1,505             11,035          5,388
                        ---------      ---------      ---------           -------          ---------      ---------
                        1,302,770      1,246,208      1,169,393           244,978          1,145,852      1,280,557
                        =========      =========      =========           =======          =========      =========

     Sales of grain by the Company for the periods indicated are set forth below:

                                 YEARS ENDED AUGUST 31,                THREE MONTHS ENDED        YEARS ENDED MAY 31,
                      ---------------------------------------------        AUGUST 31,       ----------------------------
                           2001            2000            1999               1998               1998            1997
                      -------------   -------------   -------------   -------------------   -------------   ------------
                                                             (DOLLARS IN MILLIONS)
Wheat .............    $  1,101.6      $  1,051.2      $  1,169.8          $  373.1          $  1,794.4      $  2,490.3
Corn ..............       1,091.2         1,013.1           896.6             215.0               989.8         1,558.4
Soybeans ..........       1,120.6         1,152.7         1,010.0             162.8             1,432.0         1,421.9
All other .........         404.4           433.8           257.0              65.6               447.2           610.7
                       ----------      ----------      ----------          --------          ----------      ----------
Total .............    $  3,717.8      $  3,650.8      $  3,333.4          $  816.5          $  4,663.4      $  6,081.3
                       ==========      ==========      ==========          ========          ==========      ==========

MERCHANDISING
     The Company buys and sells grain through offices of its Grain Marketing Division located in Portland, Oregon; Lincoln, Nebraska; Overland Park, Kansas; St. Paul, Minnesota; Winona, Minnesota; Davenport, Iowa; and at its Agri Operations locations.

     Grain purchased through Agri Operations locations is purchased on a cash and futures basis. Grain purchased through the Grain Marketing Division is usually purchased for future delivery.

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

     The Company's ability to arrange transportation is a significant part of the service it offers to its customers. The Company's loading capabilities onto unit trains, ocean going vessels and barges is a component of the selling price of grain handled by the Company. Rail transportation is through independent railroads, although approximately 10% of rail movement for Grain Merchandising for the year ended August 31, 2001 was carried out through leased railcars (either directly or by use of pools in which such leased railcars participate). The use of "shuttle equipment" is reducing the need for leased cars, which the Company is in the process of reducing its fleet. Vessel and truck transportation is carried out exclusively by third parties. Barge transportation is carried out by third parties, but the Company is a party to long-term freight agreements for approximately 50% of current needs.

     Virtually all grain sold domestically is sold by employees while approximately one quarter of grain exported is sold by brokers or agents and the balance by employees. The Company has a small ownership position in Intrade, a company that owns part of a Germany-based marketing organization involved in trading grain and feedstuffs in Germany and international markets. The Company also has relationships with agents, brokers and marketing companies in other countries to assist it in export sales.

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

     In the purchase of grain from producers, location of a delivery facility is a prime consideration but producers are willing to truck grain for sale over increasingly longer distances. Grain prices are affected by reported trading prices on national markets, shipping costs and storage capabilities. Price is affected by the capabilities of the facility. For example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capability provides a price advantage. The Company believes that its relationship with Individual Members serviced by local Agri Operations locations and with Cooperative Association Members gives it a broad origination capability.

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

     Since the Company's facilities are located primarily in the Midwest, Great Plains and Pacific Northwest, with a terminal in the Gulf, the Company primarily competes with the companies whose facilities are in these areas. The Company's export facilities in three major locations allow it to ship throughout the world. The Company is considered among the top three U.S. exporters of wheat.

GRAIN HANDLING AND TRANSPORTATION
     The Company owns export terminals, river terminals and other elevators involved in the handling of grain. All such facilities can receive inbound truck and rail. Export facilities on river systems can receive grain by barge. In addition, the Company owns 192 Agri Operations locations, which are country elevators, and which receive grain from producers.

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

     Effective May 1, 2001, the Company entered into a 50/50 joint venture agreement with Commodity Specialists Co. to form Grain Suppliers Co., LLC. This joint venture will consolidate Commodity Specialists' grain merchandising activities and pursue construction of a 110-car shuttle unloading facility to serve the poultry feed business in Mississippi.

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

EMPLOYEES
     As of August 31, 2001, the Grain Marketing Division had 432 employees, of which 67 were traders, 205 production staff, 12 management and 148 support staff. Of these employees, 143 at seven locations are subject to collective bargaining agreements expiring at various times through 2002. See "Country Operations" with respect to employment by Agri Operations locations.

                               COUNTRY OPERATIONS

     Country Operations supplies products and services to local cooperatives and producers through the following business units and entities: Agri Operations, Feed, Country Hedging, Inc., Ag States Agency, LLC, Fin-Ag, Inc., Financial Services, Field Services and CCC Services.

     AGRI OPERATIONS Agri Operations provide farm supplies and services to producers for their production systems. Farm supplies include plant food, feed, seed, energy products and crop protection products. Services include grain and seed marketing and other related services in production agriculture. There are 336 locations in the states of Minnesota, North Dakota, South Dakota, Nebraska, Colorado, Montana, Idaho, Oregon and Washington. Not all locations provide every product and service. Locations are grouped into 62 operating units, of which 23 are regionalizations. These regionalizations have their own producer board of directors and participate in separate patronage pools. The Agri Operations group is also involved in 11 Limited Liability Companies to provide farm supplies and services.

     Agri Operations purchase grain and seed from member and non-member producers and other elevators and grain dealers. Eighty-six locations have the capability of loading unit trains. Most of the grain purchased is sold through the Company's Grain Marketing Division, local feed usage or local processing operations.

     The farm supplies sold at these locations are purchased through cooperatives in the respective areas whenever possible. The Agri Operations group sells agronomy products through 164 locations. Feed products are sold through 145 locations and energy products through 102 locations.

     Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes on the basis of services and patronage.

     On August 31, 2001, the Agri Operations group had 2,049 full time and 988 seasonal/temporary employees. Statistics for the periods indicated are as follows:

                                       YEARS ENDED AUGUST 31,     THREE MONTHS ENDED    YEARS ENDED MAY 31,
                                      ------------------------        AUGUST 31,       ---------------------
                                       2001     2000     1999            1998            1998        1997
                                      ------   ------   ------   -------------------   ---------   ---------
Number of centers .................    336      334      317             245              239         253
Number of operating units .........     62       67       65              70               73          71

     FEED MANUFACTURING The Company manufactures and sells feed products, ingredients, supplements and animal health products. In addition, it provides livestock production services and custom rations. The Company owns five feed plants, one retail operation and has joint venture agreements with four additional plants.

     The Company is involved in joint ventures of plants in Norfolk, Nebraska and Tillamook, Hermiston and Harrisburg, Oregon.

     On August 31, 2001 the feed manufacturing group had 166 full time and 11 part time employees in all operations.

     Feed tons for the periods indicated are as follows:


                                          YEARS ENDED AUGUST 31,          THREE MONTHS ENDED    YEARS ENDED MAY 31,
                                     ---------------------------------        AUGUST 31,       ---------------------
                                        2001        2000        1999             1998             1998       1997
                                     ---------   ---------   ---------   -------------------   ----------  ---------
Manufactured feed (tons) .........    268,980     523,864     591,510           133,381          377,000    326,000

     For the fiscal years ended August 31, 2000 and 1999 and the three months ended August 31, 1998, the feed tons included those of the Land O'Lakes/Harvest States Feed, LLC.

     The Company has entered into an agreement effective September 1, 2000, with Land O'Lakes Farmland Feed, LLC to distribute wholesale feed in the trade territories around the Company's plants in North Dakota, South Dakota and Montana.

COUNTRY HEDGING, INC.
     Country Hedging, Inc. offers full service commodity futures and options brokerage. For the year ended August 31, 2001, over 50% of revenues were from Cooperative Association Members. This separate subsidiary of the Company is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. On August 31, 2001, it had 44 employees operating primarily out of St. Paul, Minnesota.

     Competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both co-op and non-co-op) as well as local introducing brokers. Competition is driven by price and service.

AG STATES AGENCY, LLC
     Ag States Agency, LLC, 80% owned by the Company, is an independent insurance agency which sells insurance primarily to local cooperatives, including group benefits, property and casualty, and bonding programs. For the year ended August 31, 2001, substantially all of its revenues were from agricultural businesses. Ag States Agency, LLC competes with other insurance agencies. On August 31, 2001 Ag States Agency, LLC had 57 full time employees.

     On January 1, 1998, Ag States Agency, LLC acquired 50% ownership in Ag States Benefits, LLC. Ag States Benefits, LLC is an independent insurance agency which sells primarily group benefit policies such as health, life, dental, and disability insurance primarily to local cooperatives for their employees. Effective October 1, 2001 Ag States Agency, LLC purchased the outstanding 50% interest of Ag States Benefits, LLC owned by the other member.

FIN-AG, INC.
     Fin-Ag, Inc. is a wholly owned subsidiary of the Company located in Sioux Falls, South Dakota. It provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans for producers. It also provides consulting services to member cooperatives. Its competitors are other financial institutions. Most whole loans are sold to National Bank for Cooperatives (CoBank), on which the Company bears residual exposure. The Company's exposure at August 31, 2001, was approximately $26.8 million. Under the Company's borrowing arrangements, the maximum amount of the loans outstanding at any one time may not exceed $125.0 million. On August 31, 2001 the total number of full time employees was 21.

FINANCIAL SERVICES
     Financial Services provides business planning, consulting and financing to Cooperative Association Members. It offers open account financing involving the discretionary extension of credit, and term and seasonal loans. Most of the term and seasonal loans are participated up to 90% by CoBank. Participation by CoBank is subject to credit approval on a loan-by-loan basis by CoBank, subject to an overall limit of participation of $150,000,000. In addition to financing, the open account between the Company and an affiliated association is used as a clearing account for settlement of grain purchases and as a cash management tool. Open account financing has been provided to more than 150 Cooperative Association Members in the past year.

     During the year ended August 31, 2001, average aggregate loan balances outstanding were approximately $61.0 million (of which CoBank's participation was approximately $23.0 million and the highest aggregate loan balance outstanding at any one time was approximately $84.0 (of which CoBank's participation was approximately $33.0 million). The Company's borrowing arrangements limit loan balances outstanding to not more than $150,000,000 at any one time.

     Pursuant to its agreement with CoBank, the Company has additional credit risk on CoBank participations up to 10% of total loan commitments.

FIELD SERVICES
     Field Services acts as a liaison between cooperative association members and the Company, providing consulting services in marketing, management, operations, accounting, tax, finance and government regulations.

CCC SERVICES
     CCC Services provides services to enhance member cooperatives interaction between their members and government programs dealing with agricultural production. They also provide warehouse licensing support.


                          PROCESSED GRAINS AND FOODS

OILSEED PROCESSING AND REFINING
     The soybean crushing industry converts soybeans into meal used for feeding animals, soyflour used for specialty foods and other purposes and crude soybean oil. The vegetable oil refining industry refines the crude oil for use in processed foods, such as margarine, salad dressings and baked goods, and to a more limited extent industrial uses. Soybean production is concentrated in the central United States, Brazil, China and Argentina. Crushing plants are generally located close to adequate sources of soybeans and strong demand for meal. Refineries are generally located next to crushing plants. Oil is shipped throughout the United States and for export.

     Per capita domestic consumption of soybean oil has increased sizeably in recent years (up 15% over 5 years). Exports of soybean oil are variable but generally are a minor portion of total production. In recent years, exports have varied widely, which dramatically influenced margins in both crushing and refining.

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

     Major industry competitors of the Company include ADM, Cargill, Ag Processing, Inc. (AGP), Central Soya and Bunge. Price, transportation costs, service and product quality drives competition. The industry is highly competitive. These and other competitors have acquired other processors and have expanded existing plants both domestically and internationally. Inefficient or out-of-position facilities have closed, allowing for better margins. Several competitors operate over various market segments and may be suppliers to or customers of other competitors.

     Historically, in the Company's trade area there has been an adequate supply of soybeans, even in years when there has been a substantial amount of soybeans exported. While the price of soybeans has fluctuated substantially, the prices of meal and oil will generally track with the soybeans, although not necessarily on a one for one basis, therefore margins can be variable.

     At its integrated crushing and refining facility in Mankato, Minnesota, oilseed processing and refining operations process soybeans into soybean meal, soyflour and crude soybean oil. The crude soybean oil, with additional purchased crude oil, is refined.

PRICE RISK AND HEDGING
     To reduce the price change risks associated with holding fixed price commodity positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges. While hedging activities reduce the risk of loss from changing market values of oilseeds, such activities also limit the gain potential which otherwise could result from changes in market prices of oilseeds. The Company's policy is to generally maintain hedged positions within limits, but the Company can be long or short at any time. The oilseed processing and refining operation's profitability is primarily derived from margins on oilseeds processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

     At any one time, the oilseed processing and refining operation's inventory and purchase contracts for delivery to the Company may be substantial. Risk management policy and procedures include net position limits. It is defined by commodity and includes both trader and management limits. This policy and computerized procedure triggers a review by management of the operations when any trader is outside of position limits and also triggers review by management of the Company if the oilseed processing and refining operations are outside of position limits. The position limits are reviewed at least annually with management of the Company. Current market conditions are monitored and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

SUPPLY
     The oilseed processing and refining operation purchases virtually all of the soybeans processed by it from Members. Because the operations have not had long-term contracts with customers, it does not obligate itself to purchase soybeans based on orders received from customers but instead on its contemplation of future production. The oilseed processing and refining operation does not hold significant inventories of raw beans; capacity for raw bean storage is approximately three to four weeks of production. At any one time, inventories of beans and contracts for future delivery represent two to ten weeks of requirements. Inventories of raw beans and contracted purchases for future delivery are substantially hedged.

     Purchases of crude soybean oil are also made for processing at the refinery. The oilseed processing and refining operations produce approximately 45% of the crude oil refined, and the balance is purchased. Major suppliers have been AGP and South Dakota Soybean Processors. The refining facility has storage capacity for approximately 10 days supply of crude oil, so it depends on a steady supply of crude oil to supplement its own output of crude oil to maintain constant production. It typically commits for several months' supply, to be priced prior to delivery.

     As with other agricultural commodities, the availability and price of soybeans fluctuate with forces of supply and demand. The oilseed processing and refining operation has never experienced an inability to source soybeans.

CUSTOMERS
     REFINED OILS. The oilseed processing and refining operation sells refined oil throughout most of the United States, although it concentrates on customers located in Minnesota, Wisconsin, North Dakota, South Dakota, northern Iowa and northern Illinois, which have lower freight costs and are therefore slightly more profitable. Customers in these states accounted for more than 50% of refined oil sales in the year ended August 31, 2001. The Company estimates that of oil sold, 15% is used for margarine, 35% for shortening and bottled oils, 15% to 20% for salad dressing and smaller percentages for snack foods, baked goods, imitation cheese goods, processed potato goods and others. Approximately 5% of oil sales are for industrial use. During the year ended August 31, 2001, there were over 150 customers, the largest of which was Ventura Foods, LLC (Ventura Foods) described in the next paragraph. Sales of refined oil are made by Company employees, and to a lesser extent by brokers.

     The Company has a long-term supply agreement with Ventura Foods which commenced January 1, 1997 and will continue for 15 years or longer if the Company continues to hold at least a 25.5% interest in Ventura Foods. As of August 31, 2001, the Company holds a 50% interest in Ventura Foods. The Company has agreed to supply and Ventura Foods has agreed to purchase a minimum quantity of soybean salad oil, hydrogenated soybean oil and other edible oils that the Company may refine during the term of the agreement. The Company has the option to sell to Ventura Foods, and Ventura Foods has agreed to purchase from the Company, during each calendar year at least 430,000,000 pounds of products or 50% of its requirements if greater, but not more than 100% of its requirements. The price for the products sold to Ventura Foods is a formula adjusted annually to be competitive with alternative sources.

     SOYBEAN MEAL. Soybean meal sold is used for feeding livestock. During the year ended August 31, 2001, the oilseed processing and refining operations sold meal to over 500 customers, primarily feed lots and feed mills. During the year ended August 31, 2001, six customers accounted for approximately 62% of meal sold, and three customers of which would be difficult to replace, accounted for approximately 49% of meal sold. For the year ended August 31, 2001, 74% of meal was sold in Minnesota, 19% in

Wisconsin, 6% in Canada and the balance in Iowa, North Dakota and South Dakota. These sales could be adversely affected by a decline in the livestock or turkey industries in these areas. Substantially all meal sales are made directly by employees of the Defined Business Unit.

     SOYFLOUR. Soyflour is used in the baking industry, as milk replacers in animal feed and in industrial applications. Sales of soyflour have not been significant relative to sales of meal or refined oil.

COMPETITION
     The Company believes that the Company has 6% to 8% of the domestic refined soybean oil market and less than 3% of the domestic soybean crushing capacity.

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

     Crude oil is filtered to remove remaining meal particles and centrifuged to separate out trace constituents. The oil can be sold as an industrial product used in plastics, inks and paints. Further processing prepares the oil for food use, by bleaching with special clay to remove trace metals, chlorophyll and other impurities to make salad oil. By adding hydrogen under pressure to bleached oil, the Company makes partially hydrogenated soybean oil that may be used in products such as shortenings or margarines. To remove unwanted odors, flavors and mild color constituents, bleached or hydrogenated oil is heated under vacuum. The result is a product that is flavorless, odorless, tasteless and virtually clear.

     While the Company runs at between 80% to 100% of capacity throughout the year, volume is typically higher at harvest time since soybean supplies are more abundant in the fall. Producer and cooperative elevator storage capabilities allow suppliers to sell for delivery throughout the year.

FACILITIES
     The oilseed processing and refining operation currently has one facility located in Mankato, Minnesota, comprised of a crushing plant, a refinery, a soyflour plant and self contained utilities. A quality control lab with technically sophisticated equipment assures high quality standards.

     Originally announced in 1998, groundbreaking for a new soybean crushing facility at Fairmont, Minnesota will be held in April 2002. The plant is expected to be ready for operation for the 2003 harvest, and plans call for daily production of 110,000 bushels. The facility is expected to cost approximately $90.0 million.

EMPLOYEES
     On August 31, 2001, oilseed processing and refining operations had 190 employees, 34 in the office in administration, sales and support service and 156 in the plant. Certain production workers are subject to collective bargaining agreements with the American Federation of Grain Millers (133 employees) expiring in 2002 and the Pipefitters' Union (2 employees) expiring in 2002.


WHEAT MILLING

INDUSTRY OVERVIEW
     The Company's wheat milling operation mills durum wheat into flour and semolina and mills spring and winter (hard) wheats into bread flour. The Company is the largest miller of durum wheat in the United States and is among the top seven U.S. millers overall as determined by hundred-weight. The Company had historically concentrated on durum wheat milling at its Rush City, Minnesota and Huron, Ohio facilities. With the opening of its Kenosha, Wisconsin mill in late 1995, which can produce durum and bakery flours, its Houston, Texas facility, which began production in June 1997, Mount Pocono, Pennsylvania facility, which began production in January 1999 and its Fairmount, North Dakota facility purchased in April 2000, the Company has broadened its markets and significantly increased its capacity. During the year ended August 31, 2001 the Company ceased operations at the Huron facility.

     In September 2001, the Company signed a non-binding letter of intent to form a joint venture with Cargill, Inc. (Cargill) to engage in wheat flour milling in North America. The joint venture will include five of the Company's mills and 16 Cargill flour mills. The Company would initially hold a 24% interest in the joint venture and Cargill would hold the remaining 76%. The joint venture is contingent on the execution of a definitive agreement and government approvals.

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

     Sale of semolina and durum flour is entirely dependent on pasta production. Per capita consumption of pasta has been flat the past two years. Pasta in its many forms is sold at retail, for restaurants and institutional use and for use in other processed food products.

     Major competitors of the Company in the industry include U.S. Durum Milling, Miller Milling Company and Minot Milling. Competition is driven by price, service and product quality. Some competitors have developed long-term relationships with customers by locating plants adjacent to pasta manufacturing plants.

     BAKERY FLOUR. Bakery flour milled from spring and hard winter wheat is used in breads, cookies, pizza crusts, tortillas and other products. The baking industry is highly fragmented, but is consolidating with the three largest bakeries, Interstate, Earthgrains and Flowers Bakeries now comprising nearly 30% of the bakery business.

     Demand for bakery flour had been increasing until 1998. Total production and per capita consumption increased 2.0% from December 31, 1999 to December 31, 2000 to make 2000 the largest production year recorded. Dietary guidelines established by the United States Department of Agriculture emphasize cereal grains in the food pyramid. Demand for bakery flour per capita consumption increased 1.3% in 2000 as the population base increased. Imports and exports of bakery flour do not significantly affect the domestic business.

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

     At any one time the wheat milling operation's inventory and purchase contracts for delivery to the Company may be substantial. The risk management policy and procedures include net position limits. It is defined by commodity and includes both trader and management limits. This policy triggers a review by management of the operations when any trader is outside of position limits and also triggers review by management of the Company if the wheat milling operation is outside of its position limits. The position limits are reviewed at least annually with management of the Company. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

SUPPLY
     Most of the durum, spring and winter wheats processed by the Company's wheat milling operations are purchased from Members. Some grain is purchased from Canada and a small percentage is purchased from the Southwest.

     Semolina and durum flour sales are hedged to a significant extent by buying durum at the time of pricing the semolina or flour. To minimize the price volatility for winter and spring wheats, the Company usually hedges by purchasing wheat futures at the time of pricing the flour.

     The availability, price and quality of durum and spring and winter wheat affect the operations and profitability of wheat milling operations. The Company has never experienced a supply shortage of durum, but shortages have affected prices.

CUSTOMERS
     SEMOLINA & DURUM FLOUR. The wheat milling operation sells semolina and durum flour to ten major customers and approximately 50 smaller customers, which are large and mid-size pasta manufacturers in the United States. The customer base is broad and diverse with no single customer being more than 20% of the total durum milling demand. The Company's wheat milling operations would be adversely affected by a decline in pasta production in the United States.

     In 1999, American Italian Pasta Company (AIPC) began operation of a pasta plant adjacent to the Company's mill in Kenosha, Wisconsin. AIPC is this country's largest pasta manufacturer. Direct pipelines from the mill to the pasta plant has reduced costs to transfer product, create efficiencies for both companies, as well as provide a dedicated customer/supplier relationship.

     The Company's products are primarily marketed by employees of the Company. The Company uses outside agents and distributors for the balance of its production.

     BREAD FLOUR. The baking industry is composed of many companies. No one customer buys more than 14% of the wheat milling operation's bread flour production. The Company believes because of the large number of potential customers and the fact that it is not dependent on any customer, it would not have substantial difficulty in replacing an existing customer.

     The Company's first hard wheat milling unit (Kenosha) began production in late 1995. In October 1996, the Company expanded hard wheat capacity with the addition of a swing mill at Kenosha capable of milling either durum or hard wheat flour. A plant in Houston, which began production in June 1997, added additional hard wheat capacity. The Company believes that there is a substantial customer base available in the Houston area, as well as export markets. The mill serves a sizeable population base and there are no other milling facilities within the area. In January 1999, the Mount Pocono mill began production supplying flour to major bakery customers in the Northeast, and in April 2000, the Company purchased a hard wheat mill in Fairmount, North Dakota.

COMPETITION
     DURUM MILLING. The Company's largest competitors in durum milling are U.S. Durum Milling and Miller Milling Company.

     Dakota Growers has expanded its Carrington, North Dakota milling facility and its pasta production capacity and has added additional milling capacity to supply its New Hope, Minnesota plant. Philadelphia Macaroni has completed a semolina mill in Minot, North Dakota. Miller Milling has expanded its Winchester, Virginia, semolina mill. Barilla, an Italian pasta manufacturer and durum miller, is operating an integrated mill and pasta plant in Ames, Iowa. In the past, it has exported significant volumes of pasta from Italy into the U.S. and competes with domestic manufacturers in the dry retail pasta market.

     BREAD FLOUR. Competitors include ConAgra, ADM, Cargill, and Cereal Foods. All of these competitors have multiple milling facilities with larger bakery flour production capacity than the Company. In recent years the capacity for hard wheat milling has been expanded faster than consumption, putting pressure on margins. Many competitors have closed some older, less efficient mills in response.

PROCESSING
     The Company's wheat milling operation mills wheat into flour using standard industry processes. More recently manufactured equipment has reduced the labor component of wheat milling. The Company believes that its facilities are, on average, newer than its competitors. Operations are somewhat seasonal in anticipation of reduced demand for pasta in summer months, however, this is offset by greater bakery flour demand during the summer months.

FACILITIES
     The Company's wheat milling business has five milling facilities in operation. Each facility includes a milling plant as well as an elevator to store grain. Information on the five mills, follows:

LOCATION                  GRAIN MILLED            CAPACITY     BUSHEL EQUIVALENT
--------           -----------------------   ---------------   -----------------

Rush City, MN      Primarily durum           10,000 cwts/day     23,500 bu/day

Kenosha, WI        Durum                     11,000 cwts/day     26,400 bu/day
                   Spring and winter wheat   10,000 cwts/day     22,000 bu/day

Houston, TX        Spring and winter wheat   13,000 cwts/day     28,600 bu/day

Mount Pocono, PA   Spring and winter wheat   18,000 cwts/day     40,400 bu/day

Fairmount, ND      Spring wheat               8,000 cwts/day     18,260 bu/day
                                             ---------------    --------------
Total                                        70,000 cwts/day    159,160 bu/day
                                             ===============    ==============

     The Rush City, Kenosha, Mount Pocono and Fairmount facilities are owned entirely by the Company. At Houston, the milling plant is constructed on property leased from the Port of Houston on a long-term basis and the elevator is owned by the Port of Houston, but is subject to a put through agreement with the Company.

     Approximately 90% of the Company's current milling capacity uses equipment that is less than 10 years old. This newer equipment generates cost advantages in labor, energy, improved yields and better and more consistent products. In the last few years, some competitors have closed less efficient mills in less strategic locations. For the year ended August 31, 2001, the wheat milling facilities ran at 86% of capacity based upon a year of 312 operating days being 100%, compared to 79% in 2000. This increase in run time was primarily due to the full year of operation at the Fairmount, North Dakota mill.

EMPLOYEES
     As of August 31, 2001, wheat milling operations employed the following full time equivalents: production and plant management 165 and headquarters 21. Of these, 24 production workers at the Rush City, Minnesota mill are subject to a collective bargaining agreement with the American Federation of Grain Millers expiring in 2002.


FOODS

     The Foods Group primarily includes the Company's interest in Ventura Foods and the Company's Mexican Foods operations.

VENTURA FOODS
     Upon the formation of Ventura Foods in August 1996, the Company's initial ownership was 40% and Wilsey Foods, Inc. owned 60% of the equity and rights to distribution of profits. During the year ended August 31, 2000, the Company purchased an additional 10% interest in Ventura Foods for approximately $25.6 million, and now holds a 50% interest in the equity and rights to distribution of profits. The Company's total net investment in Ventura Foods, accounted for under the equity method, is $101.1 million as of August 31, 2001. A committee governs Ventura Foods, and the Company and Wilsey Foods each appoint half the committee members. The Company and Wilsey Foods must each retain at least a 25.5% interest in Ventura Foods. Ventura Foods will be dissolved if it has cumulative losses in excess of $25.0 million or is unable to discharge its liabilities as they become due.

     Ventura Foods is in the business of manufacturing, packaging and distributing food products, including salad dressings, mayonnaise, margarine, salad oils, syrups, soup bases and sauces. Its customers are national. Sales by the Company to Ventura Foods are shown below:

                                    YEARS ENDED AUGUST 31,            THREE MONTHS ENDED      YEARS ENDED MAY 31,
                            --------------------------------------        AUGUST 31,       ------------------------
                               2001          2000          1999              1998              1998         1997
                            ----------   -----------   -----------   -------------------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales ...................    $ 41,194      $ 59,369      $ 93,565         $ 22,685           $101,440      $110,679
Percentage of total
 refinery sales .........       21%            29%           36%              35%               39%           46%

MEXICAN FOODS
     On June 1, 2000, the Company purchased Sparta Foods, Inc. (Sparta Foods) a manufacturer and distributor of tortillas and tortilla chips, for approximately $16.7 million. Sparta Foods sells branded retail products in supermarkets and general merchandise retail stores located primarily in the Midwestern and Southwestern United States, as well as food service products to food distributors, who in turn, distribute their products to restaurants and retail stores throughout the United States.

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

     In February 2001, the Company purchased Rodriguez Festive Foods, Inc. for approximately $11.3 million. The operations include three Mexican foods manufacturing plants in Ft. Worth, Texas, which process and package a complimentary line of tortillas, tamales and prepared Mexican entrees. Customers are primarily foodservice customers in the South Central states, including Texas, New Mexico, Oklahoma, Arkansas and Louisiana.

     On August 31, 2001, the Mexican Foods group employed the following full time equivalents: production and plant management 755 and headquarters and sales 45.


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

     The net earnings (after provision for income taxes) of the Company, as reported in its financial statements for the year, less patronage dividends paid with respect to the fiscal year may be distributed at the discretion of the Board of Directors to member patrons and to non-member "consenting patrons"

(defined as cooperative associations meeting all requirements for membership in this Association other than transacting the minimum amount of business) on the basis of their patronage. Distributions may be in cash, property, Non-Patronage Equity Certificates or any combination thereof designated by the Board of Directors. The current redemption policy is to redeem to estates for Non-Patronage Equity Certificates.

     In making any such non-member/non-patronage distributions, the Board of Directors may use any method of allocating the earnings on the basis of patronage to member patrons and Non-Member Consenting Patrons as shall be reasonable and equitable in the judgment of the Board of Directors.

GOVERNANCE
     The business and affairs of the Company are managed by a Board of Directors of not less than 17 persons, elected by the members at the Company's annual meeting. The Board currently is comprised of 17 directors. Various rights and obligations of members are contained in its Articles of Incorporation and By-Laws (together, the "governing documents"), each of which was amended and restated in June 1998, and amended in December 2000. The governing documents may only be amended upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under " -- Certain Antitakeover Effects."

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

     The Board of Directors will terminate membership in the Company if a member has become ineligible for membership (for example, by the cessation of agricultural production activities). The Board of Directors has the discretion to terminate membership for a variety of reasons, including repeated violations of the Company's By-Laws, failure to patronize the Company for a period of 12 consecutive months and breach of any contract with the Company. In addition, any member's membership in the

Company is terminated when that member either dies or is legally dissolved. Upon termination of membership, a former member loses any and all voting rights in the Company. A former member has no right to require immediate repayment of patronage.

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

     Individual Members and Defined Members may exercise their voting power through the designation of a "Patrons' Association." A Patrons' Association is an association of the Individual Members and Defined Members associated with a grain elevator, feed mill, seed plant or any other Company facility, except supply and marketing locations brought to the Company by Cenex, as designated and recognized by the Board of Directors. The Individual Members and Defined Members that are identified with a particular Patrons' Association may, at an annual meeting of the Patrons' Association, elect delegates and alternates for the Patrons' Association on the basis of one vote per member. Patrons' Associations are entitled to: (i) one vote for each Individual Member and Defined Member grouped in such Patrons' Association (minus one vote for each Individual Member or Defined Member in such Patrons' Association who chooses to cast a vote personally); (ii) one vote for each $10,000 or major fraction thereof, of the average annual business transacted with the Company by the Individual Members and Defined Members grouped into such Patrons' Associations, during the past three fiscal years; and (iii) one vote for each $1,000, or major fraction thereof, of equity issued by this cooperative as a patronage refund and standing on the books of this Company in the name of the Individual Members and Defined Members grouped in such Patrons' Associations, calculated on an aggregate basis.

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

     A Defined Member Board represents each Defined Business Unit. The members of a Defined Member Board must be either Defined Members or representatives of Defined Members and in good standing and in full compliance with all delivery obligations with respect to the applicable Defined Business Unit; provided, however, no employee of the Company may serve as a member of the Defined Member Board. The Chairperson is selected by and from the Company's Board of Directors. Individuals serving on a Defined Member Board serve staggered three-year terms. Each Defined Member Board shall meet at least quarterly and shall be charged with reflecting Defined Member concerns and providing a direct communication mechanism to the Company's Board of Directors.

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

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the Equity Participation Units and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the EPU holders, totaling $0.2 million. The plan further provided to the Oilseed Processing and Refining Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

DEBT AND EQUITY INSTRUMENTS
     The Company is authorized to issue a variety of debt and equity instruments to its current members, patrons and to persons who are neither members nor patrons. As of August 31, 2001 the Company's outstanding capital included Capital Equity Certificates, Non-Patronage Equity Certificates and certain capital reserves.

     The Company's By-Laws provide the following securities which may be issued to current or former members or patrons:

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

     The Board of Directors has authorized the sale and issuance of up to 50 million shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001.

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


                           EQUITY PARTICIPATION UNITS

     Only Defined Members may hold Equity Participation Units (Units). Defined Members are either persons actually engaged in the production of agricultural products or associations of producers of agricultural products. Each Defined Member is affiliated with a Defined Business Unit and holds Equity Participation Units in that Defined Business Unit. Holders of Equity Participation Units have delivery rights and obligations for farm products pursuant to the Agreements between such Defined Members and the Company.

     Each Defined Business Unit and the respective Equity Participation Units were created by resolutions (the Resolutions) of the Board of Directors, acting pursuant to the governing documents, on January 11, 1997. The terms of the Units are governed by the governing documents and the Resolutions. The Board of Directors may amend the Resolutions, except in certain respects, without a vote of holders of the Units. Holders of the Units have the rights and remedies provided by the Minnesota Cooperative Law.

     During 2001, the Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit
(EPU), for each EPU held, due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all the Equity Participation Units (EPU) and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan. Due to loss carryforwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the EPU holders. The plan further provided to the Oilseed Processing Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

WHEAT MILLING DEFINED BUSINESS UNIT
     Holders of Equity Participation Units in the Wheat Milling Defined Business Unit had a right to participate in the patronage-sourced income from the operations of the Wheat Milling Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement that gave the right and obligation to such person to deliver the number of bushels of wheat equal to the number of Units purchased by such Member.

     Patronage sourced income from the operations of the Wheat Milling Defined Business Unit was allocated by the Company as patronage refunds based on the total amount of wheat processed. As between the holders of Equity Participation Units, patronage sourced income was allocated to each Defined Member proportionate to the wheat delivered pursuant to the Agreement.

OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
     Holders of Equity Participation Units in the Oilseed Processing and Refining Defined Business Unit had a right to participate in the patronage-sourced income from the operations of the Oilseed Processing and Refining Defined Business Unit. Prior to the sale of any Unit to any person, such person entered into an Agreement that gave the right and obligation to such person to deliver the number of bushels of soybeans equal to the number of Units purchased by such Member.

     Patronage sourced income from the operations of the Oilseed Processing and Refining Defined Business Unit, excluding patronage sourced income from the refining of crude oil purchased from others and excluding patronage sourced income from Ventura Foods, was allocated by the Company as patronage refunds based on the total amount of soybeans processed, giving effect to Units held and Units deemed to be held by the Company. As between the holders of Equity Participation Units, patronage sourced income was allocated to each Defined Member proportionate to the soybeans delivered pursuant to the Agreement.

ADDITIONAL EQUITY PARTICIPATION UNITS; SALE
     The Board of Directors from time to time may authorize the sale by the Company of Units deemed owned by the Company for the account of the Company provided that sales shall be at a price determined by the Board of Directors taking into account such matters as the Board of Directors and its financial advisers, if any, deem relevant.

     The Board of Directors may authorize the creation, issuance and sale of additional Equity Participation Units from time to time on such terms and for such consideration, as it shall deem appropriate. Any proceeds from the sale of such additional Equity Participation Units shall be allocated to the applicable Defined Business Unit.

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

     The Company may, if authorized by the Board of Directors, purchase Units at such price, as it shall determine from time to time for its own account, or for the account of a Defined Business Unit.

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

OPERATIONS
     The Company through the Board of Directors, officers and management of the Company shall carry out the operations of a Defined Business Unit. The capital assets of a Defined Business Unit may be disposed of in the ordinary course of business and the Board of Directors may authorize the disposition of any substantial portion of the assets of a Defined Business Unit as an entirety. The Board of Directors may determine to sell the assets and operations of a Defined Business Unit or to abandon or shut down the operations of a Defined Business Unit. Abandonment or shutting down the operations of a Defined Business Unit (other than on a temporary basis) will be considered sale of all of the assets of the Defined Business Unit and will have the effect described under " -- Merger, Consolidation or Sale."

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995
     The information in this Annual Report on Form 10-K for the year ended August 31, 2001, includes forward-looking statements with respect to the Company. Risks and uncertainties could cause actual results to differ materially from those discussed in such forward-looking statements. These risks and uncertainties include, but are not limited to: supply and demand forces, price risks, business competition, taxation of cooperatives, environmental laws, food safety and quality, and volatility of oil and natural gas prices. The risks and uncertainties are further described in Exhibit 99.1, and other risks or uncertainties may be described from time to time in the Company's future filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company owns or leases energy, grain handling and processing, food manufacturing and agronomy related facilities throughout the United States. Below is a summary of these locations.

ENERGY
     Facilities include the following, all of which are owned except where indicated as leased:

Refinery                            Laurel, Montana
Propane Plants                      21 locations in Iowa, Idaho, Minnesota, Oregon, South Dakota,
                                       Wisconsin, and Wyoming
Propane Terminals                   3 locations in Minnesota, North Dakota and Wisconsin
Transportation Terminals/           10 locations in Iowa, Minnesota, Montana, North Dakota, South
 Repair Facilities                     Dakota, Washington and Wisconsin, 2 of which are leased
Petroleum & Asphalt                 11 locations in Kansas, Montana, North Dakota, Washington and
 Terminals/Storage Facilities          Wisconsin
Pump Stations                       10 locations in Montana and North Dakota
Pipelines
 Cenex Pipeline, LLC                Laurel, Montana to Fargo, North Dakota
 Front Range Pipeline, LLC          Canadian Border to Laurel, Montana
Convenience Stores/Gas Stations     36 locations in Iowa, Minnesota, Montana, South Dakota and
                                       Wyoming
Lube Plants/Warehouses              2 locations in Minnesota and Ohio

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

GRAIN MARKETING
     The Company owns or leases grain terminals at the following locations:

                          Davenport, Iowa I(1)
                          Davenport, Iowa II(2)
                          Kalama, Washington(2)
                          Kansas City, Missouri I(2)
                          Kansas City, Missouri II(2)
                          Myrtle Grove, Louisiana(1)
                          St. Paul, Minnesota(2)
                          Savage, Minnesota(1)
                          Spokane, Washington(1)
                          Superior, Wisconsin(1)
                          Winona, Minnesota(1)

------------------
(1) Owned
(2) Leased

COUNTRY OPERATIONS

AGRI OPERATIONS
     The Company owns 336 Agri Operations locations (of which some of the facilities are on leased land) located in Minnesota, Nebraska, North Dakota, South Dakota, Montana, Washington, Oregon, Idaho and Colorado.

FEED
     The Company owns the following feed manufacturing facilities:

                          Dickinson, North Dakota
                          Edgeley, North Dakota
                          Gettysburg, South Dakota
                          Great Falls, Montana
                          Hardin, Montana
                          Norfolk, Nebraska

PROCESSED GRAINS AND FOODS

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

WHEAT MILLING
     The Wheat Milling Defined Business Unit owns or leases flour milling facilities at the following locations:

                          Rush City, Minnesota(1)
                          Huron, Ohio(2)
                          Kenosha, Wisconsin(1)
                          Houston, Texas(1)
                          Mount Pocono, Pennsylvania(1)
                          Fairmount, North Dakota(1)

------------------
(1) Owned
(2) Owned equipment, leased land and facilities

FOODS
     The Company leases a manufacturing facility in New Brighton, Minnesota and also Phoenix, Arizona and owns 3 manufacturing facilities in Ft. Worth, Texas related to Mexican Foods operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No equity securities were sold by the Registrant during the three years ended August 31, 2001 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA


                              CONSOLIDATED COMPANY

     The selected financial information below has been derived from the Company's consolidated financial statements for the periods indicated below. The selected consolidated financial information subsequent to August 31, 1998 should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.


                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                          YEARS ENDED AUGUST 31,            THREE MONTHS ENDED     YEARS ENDED MAY 31,
                                 -----------------------------------------      AUGUST 31,     ---------------------------
                                      2001          2000          1999             1998             1998          1997
                                 ------------- ------------- ------------- ------------------- ------------- -------------
                                                                  (DOLLARS IN THOUSANDS)
Income Statement Data:
 Revenues:
   Net sales ...................  $7,753,012    $8,497,850    $6,381,334        $1,531,124      $8,410,030    $9,732,274
   Patronage dividends .........       5,977         5,494         5,876             5,111          70,387        71,070
   Other revenues ..............     116,254        97,471        81,180            17,706          85,127        74,473
                                  ----------    ----------    ----------        ----------      ----------    ----------
                                   7,875,243     8,600,815     6,468,390         1,553,941       8,565,544     9,877,817
                                  ----------    ----------    ----------        ----------      ----------    ----------
Costs and expenses:
 Cost of goods sold ............   7,470,203     8,300,494     6,193,287         1,475,407       8,209,448     9,546,622
 Marketing, general and
  administrative ...............     184,046       155,266       152,031            34,998         126,061       126,297
 Interest ......................      61,436        57,566        42,438            12,311          34,620        33,368
 Equity (income) loss from
  investments ..................     (28,494)      (28,325)      (22,363)            9,142          (8,381)       (7,635)
 Minority interests ............      35,098        24,546        10,017             3,252           6,880         7,984
                                  ----------    ----------    ----------        ----------      ----------    ----------
                                   7,722,289     8,509,547     6,375,410         1,535,110       8,368,628     9,706,636
                                  ----------    ----------    ----------        ----------      ----------    ----------
Income before income taxes .....     152,954        91,268        92,980            18,831         196,916       171,181
Income taxes ...................     (25,600)        3,880         6,980             2,895          19,615        19,280
                                  ----------    ----------    ----------        ----------      ----------    ----------
Net income .....................  $  178,554    $   87,388    $   86,000        $   15,936      $  177,301    $  151,901
                                  ==========    ==========    ==========        ==========      ==========    ==========
Balance Sheet Data (at end
 of period):
  Working capital ..............  $  305,280    $  214,223    $  219,045        $  284,452      $  235,721    $  219,395
  Net property, plant and
   equipment ...................   1,023,872     1,034,768       968,333           915,770         868,073       798,757
  Total assets .................   3,057,319     3,172,680     2,787,664         2,469,103       2,436,515     2,422,564
  Long-term debt, including
   current maturities ..........     559,997       510,500       482,666           456,840         378,408       335,737
  Total equities ...............   1,261,153     1,164,426     1,117,636         1,065,877       1,029,973       944,798

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     The selected financial information presented below has been derived from the Oilseed Processing and Refining Defined Business Unit's financial statements for the periods indicated below. The selected financial information subsequent to August 31, 1998 should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                               YEARS ENDED AUGUST 31,            THREE MONTHS ENDED   YEARS ENDED MAY 31,
                                     ------------------------------------------      AUGUST 31,     -----------------------
                                          2001           2000          1999             1998            1998        1997
                                     -------------- ------------- ------------- ------------------- ----------- -----------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Income Statement Data:
 Revenues:
   Processed oilseed sales .........  $   349,498    $  340,557    $  370,610        $ 102,293       $422,414    $454,174
   Other revenues and
    (costs) ........................          189           160            30            1,115          1,746      (1,660)
                                      -----------    ----------    ----------        ---------       --------    --------
                                          349,687       340,717       370,640          103,408        424,160     452,514
                                      -----------    ----------    ----------        ---------       --------    --------
Costs and expenses:
 Cost of goods sold ................      330,540       315,563       350,954           98,678        391,300     418,227
 Marketing, general and
  administrative ...................        6,009         5,131         5,095            1,257          4,730       4,342
 Interest ..........................           42            18           557              251            380         322
                                      -----------    ----------    ----------        ---------       --------    --------
                                          336,591       320,712       356,606          100,186        396,410     422,891
                                      -----------    ----------    ----------        ---------       --------    --------
Income before income taxes .........       13,096        20,005        14,034            3,222         27,750      29,623
Income taxes .......................          245         1,330           800              525          1,825       2,100
                                      -----------    ----------    ----------        ---------       --------    --------
Net income .........................  $    12,851    $   18,675    $   13,234        $   2,697       $ 25,925    $ 27,523
                                      ===========    ==========    ==========        =========       ========    ========
Operating Data:
  Quantities processed
   Soybeans (bu.) ..................       39,050        39,405        36,759            9,467         32,626      32,232
   Crude oil (lbs.) ................    1,059,988     1,058,739     1,024,900          226,024        953,359     960,407
Production:
  Meal (tons) ......................          893           904           841              217            754         742
  Flour (tons) .....................           48            39            33               10             32          36
  Refined oil (lbs.) ...............    1,056,801     1,055,535       996,176          219,918        948,797     957,398
Balance Sheet Data (at end
 of period):
  Working capital ..................  $    11,389    $   24,583    $   22,193        $  22,881       $ 23,111    $ 20,306
  Net property, plant and
   equipment .......................       48,541        40,270        39,001           35,596         34,953      33,085
  Total assets .....................       92,611        95,748        80,735           82,868         91,482      92,416
  Total equity .....................       60,427        64,853        61,194           58,477         58,064      53,391
Other Data(1):
  Pretax income ....................  $    13,096    $   20,005    $   14,034        $   3,222       $ 27,750    $ 29,623
  (Loss) earnings from
   purchased oil ...................          357        (5,103)       (2,907)             (58)        (3,265)     (7,015)
  Non-patronage joint venture                              (153)                          (976)          (738)       (615)
  Book to tax differences ..........                        147            13             (121)          (384)      2,210
                                      -----------    ----------    ----------        ---------       --------    --------
  Patronage income .................  $    13,453    $   14,896    $   11,140        $   2,067       $ 23,363    $ 24,203
                                      ===========    ==========    ==========        =========       ========    ========
  Bushels processed ................       39,050        39,405        36,759            9,467         32,626      32,232
  Income per bushel ................  $      0.34    $     0.38    $     0.30        $    0.22       $   0.72    $   0.75

                                                                        YEAR ENDED
                                                                      AUGUST 31, 2001
                                                                      ---------------
          Equity Participation Units delivered (bushels) .........          1,046
          Patronage rate .........................................        $  0.34
                                                                          -------
          Income to holders ......................................        $   360
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

                       WHEAT MILLING DEFINED BUSINESS UNIT

     The selected financial information presented below has been derived from the Wheat Milling Defined Business Unit's financial statements for the periods indicated below. The selected financial information subsequent to August 31, 1998 should be read in conjunction with the Defined Business Unit's financial statements and notes thereto included elsewhere in this filing.

                                         YEARS ENDED AUGUST 31,            THREE MONTHS ENDED    YEARS ENDED MAY 31,
                                -----------------------------------------      AUGUST 31,     -------------------------
                                     2001          2000          1999             1998             1998         1997
                                ------------- ------------- ------------- ------------------- ------------- -----------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER BUSHEL AMOUNTS)
Income Statement Data:
 Revenues:
   Processed grain sales ......   $ 257,084     $ 234,467     $ 186,148        $ 50,011         $ 219,446    $212,815
   Other revenues .............                                                                     1,820
                                  ---------     ---------     ---------        --------         ---------    --------
                                    257,084       234,467       186,148          50,011           221,266     212,815
                                  ---------     ---------     ---------        --------         ---------    --------
Costs and expenses:
 Cost of goods sold ...........     247,739       225,605       182,525          46,830           203,778     195,302
 Marketing, general and
  administrative ..............       8,938         9,385        10,610           2,071             8,072       6,749
 Loss on assets held for
  disposal ....................       7,548
 Interest .....................       7,842         6,876         5,184             843             3,122       5,230
 Other ........................         137           170           826                               162       2,000
                                  ---------     ---------     ---------        --------         ---------    --------
                                    272,204       242,036       199,145          49,744           215,134     209,281
                                  ---------     ---------     ---------        --------         ---------    --------
(Loss) income before income
 taxes ........................     (15,120)       (7,569)      (12,997)            267             6,132       3,534
Income taxes (benefit) ........      (3,940)         (965)       (1,125)             25               475         300
                                  ---------     ---------     ---------        --------         ---------    --------
Net (loss) income .............   $ (11,180)    $  (6,604)    $ (11,872)       $    242         $   5,657    $  3,234
                                  =========     =========     =========        ========         =========    ========
Operating Data:
  Wheat used (bu.) durum ......      11,103        12,683        15,863           4,453            19,307      21,372
  Spring ......................      27,175        19,296        11,144           2,251             8,891       6,732
  Winter ......................       8,768        12,636         9,368           1,453             3,165
Shipments (cwt):
  Semolina/flour ..............       7,892         6,313         9,258           2,351            10,505      11,168
  Baking flour ................      17,597        14,170         7,671           1,389             4,270       2,599
Balance Sheet Data (at end
 of period):
  Working capital .............   $ (35,317)    $ (30,672)    $ (25,112)       $ (1,361)        $  12,787    $ (1,939)
  Net property, plant and
   equipment ..................     124,571       128,151       110,547          97,428            85,627      69,130
  Total assets ................     186,831       189,856       165,471         162,461           146,311     120,918
  Long-term debt, including
   current maturities .........      40,507        47,510        38,515          48,520            51,209      61,214
  Total equity ................      56,468        65,727        66,340          68,033            67,958      27,797
Other Data(1):
  Pretax (loss) income ........   $ (15,120)    $  (7,569)    $ (12,997)       $    267         $   6,132    $  3,534
  Book to tax differences .....                     1,646         2,249             103               690       2,376
                                  ---------     ---------     ---------        --------         ---------    --------
  Patronage (loss) income .....   $ (15,120)    $  (5,923)    $ (10,748)       $    370         $   6,822    $  5,910
                                  =========     =========     =========        ========         =========    ========
  Bushels milled ..............      47,046        44,615        36,375           8,156            31,363      28,104
  (Loss) income per bushel ....   $   (0.32)    $   (0.13)    $   (0.30)       $   0.05         $    0.22    $   0.21

------------------
(1) Because patronage dividends attributable to the Units are allocated based on the number of bushels of wheat delivered, information on earnings per bushel is believed by the Company to be the most relevant indicator of performance of the Wheat Milling Defined Business Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              CONSOLIDATED COMPANY

     Effective September 1, 2000, the Company's Board of Directors approved a resolution providing for the computation of patronage distributions based on earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, this resolution was ratified by the Company's members, the by-laws were amended and beginning with fiscal year 2001 patronage distributions are based on financial statement earnings.

     The Company markets refined petroleum products including gasoline, diesel fuels, propane and lubricants under the Cenex brand through Country Energy, LLC, a joint sales, marketing and distribution venture with Farmland Industries. The Company has signed an agreement to purchase Farmland's wholesale energy business, including their outstanding interest in Country Energy. The transaction will make Country Energy a wholly-owned subsidiary.

     In September 2001, the Company signed a non-binding letter of intent to form a joint venture with Cargill, Incorporated to engage in wheat flour milling in North America. The Company would hold a 24% interest in the joint venture. The transaction is subject to definitive agreement and government approvals.

     The Board of Directors has authorized the sale and issuance of up to 50 million shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000
     The Company's consolidated net income of $178.6 million for the year ended August 31, 2001 represents a $91.2 million (104%) increase compared to the year ended August 31, 2000. This net increase in profitability is primarily attributable to an increase in income from the Company's Energy segment, which was partially offset by decreases from the Agronomy, Grain Marketing, and Corporate and Other segments.

     Consolidated net sales of $7.8 billion for the year ended August 31, 2001 represent a $744.8 million (9%) decrease compared to the year ended August 31, 2000.

     Company-wide grain and oilseed net sales of $3.7 billion increased $67.0 million (2%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. Sales for the year ended August 31, 2001 were $3,514.3 million and $913.4 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 2000 were $3,453.8 million and $819.0 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment of $709.9 million and $622.0 million for the years ended August 31, 2001 and 2000, respectively. This increase in sales was primarily due to an increase of $0.06 per bushel in the average sales price while volumes were essentially unchanged on all grain and oilseed marketed by the Company compared to the prior year.

     Energy net sales of $2.7 billion decreased $194.5 million (7%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. Sales for the years ended August 31, 2001 and 2000 were $2,781.2 million and $2,959.6 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $71.8 million and $55.7 million for the year ended August 31, 2001 and 2000, respectively. The decrease is primarily attributable to a net volume decrease compared to the year ended August 31, 2000 due to the dissolution of Cooperative Refining, LLC (CRLLC) effective December 31, 2000. The Company owned 58% of CRLLC through its 75% ownership in National Cooperative Refining Association (NCRA) and therefore consolidated CRLLC business activity up to the time of dissolution. The decrease related to the dissolution was partially offset by refined fuels rack sales increases of $0.12 per gallon in the average sales price and 2% in volume compared to the year ended August 31, 2000. In addition, propane volumes increased by 39% and the average sales price of propane increased by $0.21 per gallon compared to the year ended August 31, 2000.

     The Company did not record Agronomy sales during the year ended August 31, 2001 compared to sales of $768.4 million net of intracompany eliminations of $40.3 million from the Agronomy segment to the Country Operations segment for the year ended August 31, 2000. During 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC, owned indirectly through United Country Brands, LLC. As of July 31, 2000, the Company recorded results of its 25% ownership in Agriliance on the equity method, and as such, income or losses are reflected in equity income from investments.

     Country Operations farm supply sales of $663.9 million increased $73.0 million (12%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. The net increase is primarily attributable to average price increases in agronomy and energy products and additional volumes from acquisitions.

     Processed Grains and Foods sales of $662.7 million increased $78.6 million (13%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. This increase is primarily due to Foods acquisitions, which increased sales by $47.3 million compared to the prior year. In addition, sales of processed wheat increased by $22.6 million compared to the prior year, primarily due to increased volumes from the acquisition of a wheat mill in April 2000 and an increase in the average sales price of all wheat products. Sales of processed oilseed increased by $8.8 million primarily due to volume and price increases compared to the prior year.

     Other revenues of $116.3 million increased $18.8 million (19%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. The most significant changes were gains from the sale of feed plants and other assets, which were partially offset by a reduction in service revenues within the Country Operations segment, in addition to increases in other revenues within the Grain Marketing segment. These increases were partially offset by a prior year gain, which was recorded in March 2000 in the Agronomy segment, of $7.4 million from the sale of 1.455% of the Company's economic interest in Agriliance.

     Cost of goods sold of $7.5 billion decreased $830.3 million (10%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operations on the equity method in 2001 as previously discussed, which caused a reduction in cost of goods sold of $764.7 million compared to the year ended August 31, 2000. In addition, during the year ended August 31, 2001 the cost of goods sold of the Energy segment decreased by 11% primarily due to a decrease in volume as a result of the dissolution of CRLLC, which was partially offset by volume and price increases on refined fuels rack purchases and propane products. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 2% compared to the previous year end primarily due to a $0.06 cost per bushel increase with volumes remaining essentially unchanged. Country Operations farm supply cost of goods sold increased by 14% during the year ended August 31, 2001 compared to the year ended August 31, 2000, primarily due to cost increases in agronomy and energy products and higher volumes due to acquisitions. Cost of goods sold within the Processed Grains and Foods segment increased by 13% due to volume increases primarily as a result of acquisitions.

     Marketing, general and administrative expenses of $184.0 million for the year ended August 31, 2001 increased by $28.7 million (19%) compared to the year ended August 31, 2000. This increase is primarily due to an increase in expenses within the Processed Grains and Foods segment of $23.4 million, which is primarily due to additional expenses of $12.9 million related to acquisitions and a loss on assets held for disposal of $7.5 million related to the closing of a wheat mill compared to the prior year. In addition, expenses within the Country Operations segment increased by $9.4 million primarily due to acquisitions. These increases were partially offset by a decrease in expenses of $12.3 million in the Agronomy segment.

     Interest expense of $61.4 million for the year ended August 31, 2001 increased by $3.8 million (7%) compared to the year ended August 31, 2000. The average level of short-term borrowings increased by 11% and the average short-term interest rate decreased by 0.55% during the year ended August 31, 2001 compared to the previous year. Interest expense also increased due to an additional $80.0 million of long-term debt from a private placement.

     Equity income from investments of $28.5 million for the year ended August 31, 2001 increased by $0.2 million (1%) compared to the year ended August 31, 2000. The increase was primarily attributable to increases in earnings from investments within the Agronomy and Processed Grains and Foods segments of $11.7 million and $11.1 million, respectively, during the year ended August 31, 2001 compared to the prior year. The Company records its 25% share of its Agronomy segment investment in Agriliance on the equity method as previously discussed. The net increase was partially offset by losses from technology investments of $15.1 million and decreased earnings of $4.9 million and $1.9 million from Energy and Grain Marketing segment investments, respectively.

     Minority interests of $35.1 million for the year ended August 31, 2001 increased by $10.6 million (43%) compared to the year ended August 31, 2000. Substantially all minority interests were related to NCRA. This net change in minority interests was reflective of more profitable operations within the Company's majority-owned subsidiaries during the year ended August 31, 2001 compared to the previous year.

     An income tax benefit of $25.6 million for the year ended August 31, 2001 compares to expense of $3.9 million for the year ended August 31, 2000 resulting in effective tax rates of 16.7% benefit and 4.3% expense, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2001 and 2000. An income tax benefit of $34.2 million for the year ended August 31, 2001 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's change in the calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded an income tax expense of $8.6 million and $3.9 million for the years ended August 31, 2001 and 2000 excluding the effects of the adjustment. Income tax expense and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Company's consolidated net income of $87.4 million for the year ended August 31, 2000 represents a $1.4 million (2%) increase compared to the year ended August 31, 1999. This increase in profitability was primarily attributable to the Company's Agronomy, Processed Grains and Foods and Country Operations segments. These increases were partially offset by decreases in the Energy and Grain Marketing segments.

     Consolidated net sales of $8.5 billion for the year ended August 31, 2000 represent a $2.1 billion (33%) increase compared to the year ended August 31, 1999.

     Company-wide grain and oilseed net sales of $3.7 billion for the year ended August 31, 2000 represents a $317.3 million (10%) increase compared to the year ended August 31, 1999. Sales for the year ended August 31, 2000 were $3,453.8 million and $819.0 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 1999 were $3,200.6 million and $718.4 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment of $622.0 million and $585.5 million, for the year ended August 31, 2000 and 1999, respectively. This increase was primarily due to an increase in grain volumes of approximately 6% and an increase of $0.09 per bushel in the average sales price of all grain and oilseed marketed by the Company compared to the prior year.

     Energy net sales of $2.9 billion increased $1.6 billion (116%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. Sales for the year ended August 31, 2000 and 1999 were $2,959.6 million and $1,381.3 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $55.7 million and $35.5 million for the years ended August 31, 2000 and 1999, respectively. This increase was primarily attributable to the formation of a refinery joint venture whereby the Company, through its 75% ownership in NCRA, which in turn owned 58% of the refining joint venture CRLLC, consolidated the sales of CRLLC. In addition, the average sales price of refined fuels and propane increased $0.30 and $0.15 per gallon, respectively, which were partially offset by a 2% and 11% decrease in volume, respectively.

     Agronomy net sales of $768.4 million increased $174.5 million (29%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. Sales for the year ended August 31, 2000 and 1999 were $808.7 million and $653.6 million, respectively. The Company eliminated all intracompany sales from the Agronomy segment to the Country Operations segment of $40.3 million and $59.7 million for the years ended August 31, 2000 and 1999, respectively. Crop protection sales increased 25% in 2000 compared to 1999 primarily due to increased volumes from acquisitions. In addition a crop nutrients volume increase of 41% was partially offset by a decrease in the average selling price of $15 per ton compared to the prior year. Effective January 1, 2000, the Company exchanged its agronomy operations for a 25% equity ownership in Agriliance, owned indirectly through United Country Brands. As of July 31, 2000, the Company recorded results of its 25% ownership in Agriliance on the equity method.

     Country Operations farm supply sales of $590.9 million increased $39.2 million (7%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. The growth in sales was primarily attributable to increased volumes from new acquisitions and market share growth and price increases primarily in agronomy and energy products.

     Processed Grains and Foods sales of $584.1 million increased $27.3 million (5%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. This increase was primarily attributable to a 21% growth in sales volume and a price increase of $0.21 per hundredweight in milled wheat products. These increases were partially offset by a decrease in oilseed sales. A reduction in the sales price for refined oilseed of approximately $0.06 per pound was partially offset by an increase of approximately $17 per ton for processed soybean products, an 8% increase in sales volume for processed soybean products, and a 4% increase in sales volume for refined oilseed during the year ended August 31, 2000 compared to the prior year.

     Other revenues of $97.5 million increased $16.3 million (20%) for the year ended August 31, 2000 compared to the year ended August 31, 1999. Service and miscellaneous revenues increased $12.2 million primarily in the Country Operations segment compared to the prior year. In addition, in March 2000 the Agronomy segment recorded a gain of $7.4 million from the sale of 1.455% of the Company's economic interest in Agriliance.

     Cost of goods sold of $8.3 billion increased $2.1 billion (34%) during the year ended August 31, 2000 compared to the year ended August 31, 1999. The increase was primarily attributable to the Energy segment's consolidation of CRLLC, which was previously discussed, as well as an increase in the purchase price of energy crude oil. During the year ended August 31, 2000, the average cost of refined fuels and propane increased by $0.31 and $0.15 per gallon, respectively. Also, during the year ended August 31, 2000, the Agronomy segment's cost of goods increased by 23% compared to 1999, primarily due to increased volume from acquisitions. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased by 9%, primarily due to a 6% increase in volume, which was partially offset by a decrease in the cost of grain of $0.09 per bushel compared to year ended 1999. The Processed Grain and Foods segment experienced a slight increase in cost of goods compared to the year ended 1999. Increases in wheat milling and processed oilseed expenses, primarily due to volumes processed, was partially offset by a reduced average cost of processed oilseed, compared to the year ended 1999.

     Marketing, general and administrative expenses of $155.3 million for the year ended August 31, 2000 increased by $3.2 million (2%) compared to the year ended 1999. This increase was primarily related to additional locations and expansion of many of the Company's business segments, which was partially offset by expense synergies realized during 2000.

     Interest expense of $57.6 million for the year ended August 31, 2000 increased by $15.1 million (36%) compared to the year ended 1999. During 2000, the average seasonal borrowings increased primarily as a result of higher working capital needs and long-term borrowings, which reflected financial activities related to the acquisition of property, plant and equipment.

     Equity income from investments of $28.3 million for the year ended August 31, 2000 increased by $6.0 million (27%) compared to the year ended 1999. The increase was primarily attributable to an increase in the earnings of a Processed Grains and Foods segment investment of $12.2 million during the year ended August 31, 2000 compared to the prior year. This increase was partially offset by increased losses of $3.0 million from Agronomy segment investments and decreased losses of $3.9 million from Energy segment investments as compared to the prior year.

     Minority interests of $24.5 million for the year ended August 31, 2000 increased by $14.5 million (145%) compared to the year ended 1999. Substantially all minority interests are related to NCRA. This net change in minority interests during the current year was reflective of more profitable operations within the Company's majority owned subsidiaries compared to the same period of a year ago.

     Income tax expense of $3.9 million and $7.0 million for the years ended August 31, 2000 and 1999, respectively, resulted in effective tax rates of 4.3% and 7.5%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2000 and 1999. Income tax expense and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years. The decreased effective tax rate was primarily due to nonpatronage business losses.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS
     Operating activities of the Company provided net cash of $252.8 million during the year ended August 31, 2001. Net income of $178.6 million, net non-cash expenses of $50.5 million and decreased working capital requirements of $23.7 million provided this net cash from operating activities.

     Operating activities of the Company provided net cash of $128.4 million during the year ended August 31, 2000. Net income of $87.4 million and net non-cash expenses of $79.7 million were partially offset by increased working capital requirements of $38.7 million.

     Operating activities of the Company used net cash of $21.8 million during the year ended August 31, 1999. Net income of $86.0 million and net non-cash expenses of $28.4 million were offset by increased working capital requirements of $136.2 million.

     CASH FLOWS FROM INVESTING ACTIVITIES
     For the years ended August 31, 2001, 2000 and 1999, the net cash flows used in the Company's investing activities totaled $69.1 million, $184.9 million and $170.8 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $97.6 million, $153.8 million and $124.5 million for the years ended August 31, 2001, 2000 and 1999, respectively. For the year ended August 31, 2002 the Company expects to spend approximately $153.6 million for the acquisition of property, plant and equipment, which includes $22.7 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $90.0 million. Capital expenditures at NCRA primarily related to the EPA low sulfur fuel regulations required by 2006, are expected to be approximately $200.0 million over the next five years.


     Investments for the years ended August 31, 2001, 2000 and 1999 totaled $14.2 million, $35.3 million and $63.3 million, respectively. Investments during the year ended August 31, 2000 included the purchase of an additional 10% interest in Ventura Foods, LLC, the Company's foods joint venture, for $25.6 million. The Company has a 50% interest in that joint venture. On June 30, 1999, Agro Distribution, LLC and Agronomy Company of Canada, Ltd. (the Entities), both companies owned 50/50 by the Company and Land O'Lakes at the time, purchased approximately 310 agronomy facilities from Terra International, Inc., at a price of approximately $350.0 million. In conjunction with the purchase transaction, the Company invested $51.5 million in the Entities. Financing arrangements of the Entities are without recourse to the Company.

     Acquisitions of intangibles were $7.3 million and $26.5 million for the years ended August 31, 2001 and 2000, respectively. The intangibles resulted primarily from the purchase of Rodriguez Festive Foods, Inc. in fiscal 2001 and the purchase of Sparta Foods, Inc. and the wholesale propane marketing business of Williams Energy Marketing and Trading Company in fiscal 2000.

     Distributions to minority owners for the years ended August 31, 2001, 2000 and 1999 were $19.3 million, $21.1 million and $2.3 million, respectively, and were primarily related to NCRA. For the years ended August 31, 2001 and 2000, NCRA's distributions also included the distributions made by CRLLC.

     Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $35.3 million, $7.7 million and $6.8 million for the years ended August 31, 2001, 2000 and 1999, respectively. During the year ended August 31, 2001 the proceeds were primarily from the sale of feed plants and other assets in the Country Operations segment. Also partially offsetting cash usage were distributions received from joint ventures and investments totaling $31.8 million, $43.9 million and $11.2 million for the years ended August 31, 2001, 2000 and 1999, respectively.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2001, the Company renewed and expanded its 364-day credit facility to $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On August 31, 2001 and 2000, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $97.2 million and $217.9 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. The Company had an outstanding balance of $45.0 million categorized as long-term debt on August 31, 2001 and 2000. This outstanding balance was drawn during the third quarter of the year ended August 31, 2000. In January 2001, an additional $35.0 million was drawn and then subsequently repaid in March 2001 with proceeds from a note purchase and private shelf agreement.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $150.9 million and $157.4 million on August 31, 2001 and 2000, respectively. Repayments of $6.6 million were made on this facility during each of the years ended August 31, 2001 and 2000.

     Also in June 1998, the Company issued a private placement with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal annual installments of $37.5 million each in the years 2008 through 2013.

     In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. Proceeds from the note were used to repay debt on the 364-day facility. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Proceeds from the March 2001 note were used to repay debt of $35.0 million on the five-year revolving loan and $20.0 million on the 364-day facility.

     During the year ended August 31, 1999, the Company, through NCRA, borrowed an additional $10.0 million with equal annual repayments through the year 2009.

     On August 31, 2001, the Company had total long-term debt outstanding of $560.0 million, of which $239.4 million was bank financing, $305.0 million was private placement proceeds and $15.6 million was industrial development revenue bonds, capitalized leases and other notes and contracts payable. On August 31, 2000, the Company had long-term debt outstanding of $510.5 million.

     During the years ended August 31, 2001, 2000 and 1999, the Company borrowed on a long-term basis $116.9 million, $49.9 million and $40.0 million, respectively, and during the same periods repaid long-term debt of $67.4 million, $22.5 million and $14.6 million, respectively.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2000 were distributed in January 2001. The cash portion of this distribution, deemed by the Board of Directors to be 75% for Equity Participation Units and 30% for other patronage earnings, was $26.1 million. During the years ended August 31, 2000 and 1999, the Company distributed cash patronage of $17.9 million and $43.8 million, respectively.

     Cash patronage for the year ended August 31, 2001, deemed by the Board of Directors to be 100% for Equity Participation Units and 30% for other patronage earnings, to be distributed in fiscal year 2002, is expected to be approximately $38.7 million and is classified as a current liability on the August 31, 2001 consolidated balance sheet.

     For the years ended August 31, 2001, 2000 and 1999, the Company redeemed patronage related equities in accordance with authorization from the Board of Directors in the amounts of $18.7 million, $28.7 million and $23.8 million, respectively.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2001, to be distributed in fiscal year 2002, are expected to be approximately $33.5 million and are classified as a current liability on the August 31, 2001consolidated balance sheet.

     During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units (EPUs) in its Wheat Milling and Oilseed Processing and Refining Defined Business Units. These EPUs gave the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective Defined Business Units. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons' equities for the payment of up to one-sixth the purchase price of the EPUs. During 2001, the Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit (EPU) for each EPU held, due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the EPUs and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the EPU holders, totaling $0.2 million. The plan further provided to the Oilseed Processing Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS
     The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS
     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of the adoption did not have a material effect on the Company's earnings or financial position, since the contracts utilized were considered by the Company to be derivative financial instruments and were carried at fair value under the Company's previous accounting.

     Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Accordingly, the Company has presented such amounts as a component of net sales for the year ended August 31, 2001, and reclassified, primarily from cost of goods sold, $62.0 million and $52.7 million for the years ended August 31, 2000 and 1999, respectively, to conform to the current-year presentation. Costs incurred for shipping and handling are reported as a component of cost of goods sold.

     In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. These statements, in summary, eliminate the use of the pooling method of accounting for business combinations occurring in the future, and discontinue the amortization of acquired goodwill, subject to periodic impairment testing. The Company expects to adopt these new standards in the first fiscal quarter of 2002. The adoption is not expected to have a material effect on the Company.

     The Company is currently reviewing and analyzing the effects of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT

     Cenex Harvest States Cooperatives' (the Company) Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit) is a Defined Business Unit of the Company and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.

     During 2001, the Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit
(EPU), for each EPU held, due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Oilseed Processing and Refining Defined Investment Program. The Company redeemed all of the Equity Participation Units
(EPUs). The assets of the Oilseed Processing and Refining Defined Business Unit were allocated to the Company as provided in the plan. The plan included the buy back of the outstanding Oilseed Processing and Refining Defined Member EPUs at the original price of $4.00 per unit. The plan also provided to the Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

     See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS
     Effective September 1, 2000, patronage distributions from the Oilseed Processing and Refining Defined Business Unit are calculated on the basis of financial statement earnings per bushel. Prior to September 1, 2000, patronage refunds from the Oilseed Processing and Refining Defined Business Unit were calculated on the basis of tax earnings per bushel.

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

                                   YEARS ENDED AUGUST 31,           THREE MONTHS ENDED     YEARS ENDED MAY 31,
                            ------------------------------------        AUGUST 31,       -----------------------
                               2001         2000         1999              1998             1998         1997
                            ----------   ----------   ----------   -------------------   ----------   ----------
Gross margin
 percentage .............       5.42%        7.34%         5.30%            3.53%             7.37%       7.91%
Marketing, general and
 administrative .........       1.72%        1.51%         1.37%            1.23%             1.12%       0.96%
Interest ................       0.01%        0.01%         0.15%            0.25%             0.09%       0.07%
Processing margins
 Crushing/bu ............    $   .29      $   .21       $   .18          $   .14           $   .57     $   .59
 Refining/lb ............    $ .0071      $ .0155       $ .0127          $ .0099           $ .0133     $ .0173

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000
     The Oilseed Processing and Refining Defined Business Unit net income of $12.9 million for the year ended August 31, 2001 represents a $5.8 million decrease (31%) compared to the year ended August 31, 2000. A $3.8 million increase in plant expenses, primarily related to higher energy prices, and lower margins in processing and refining of $2.2 million were the main factors in this unfavorable variance in net income for the year ended August 31, 2001, compared to the same period ended 2000. During the year ended August 31, 2001, there was also a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax benefit of $1.0 million. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on accounting methods and principles used by the Company in preparation of its annual audited earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000 annual meeting.

     Processed oilseed sales of $349.5 million for the year ended August 31, 2001 increased by $8.9 million (3%) compared to the year ended August 31, 2000. An increase in the average sales price for processed soybeans of $14 per ton and a 3% increase of refined oil volumes were partially offset by $0.01 per pound reduction in the average sales price for refined oil and 1% net volume decrease in processed soybeans during the year ended August 31, 2001 compared to the same period of a year ago.

     Other revenues increased $29 thousand (18%) during the year ended August 31, 2001 compared to the year ended August 31, 2000.

     Cost of goods sold of $330.5 million for the year ended August 31, 2001 increased $15.0 million (5%) compared to the year ended August 31, 2000. An increase in crude soybean oil averaging $0.01 per pound, refining net volume increase of 5% (28.5 million pounds), higher plant expense of $3.8 million and an increase in cost for soybeans averaging $0.03 per bushel were partially offset by soybean crush net volume decrease of 1% (355 thousand bushels) during the year ended August 31, 2001 compared to the same period of a year ago.

     Marketing, general and administrative expenses of $6.0 million for the year ended August 31, 2001 increased $878 thousand (17%) compared to the year ended August 31, 2000, and is primarily related to increases in administrative and technology expenses.

     The Oilseed Processing and Refining Defined Business Unit incurred $42 thousand of interest expense for the year ended August 31, 2001 compared to $18 thousand for the year ended August 31, 2000. During the year ended August 31, 2001, the Oilseed Processing and Refining Defined Business Unit capitalized $460 thousand in interest expense.

     Income taxes of $245 thousand for the year ended August 31, 2001 includes a tax benefit of $1.0 million related to a change in the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Oilseed Processing and Refining Defined Business Unit's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted this rate change. The benefit was offset by tax expense for the year ended August 31, 2001 of $1.3 million, which compares to $1.3 million for the same period in 2000. The effective tax rate exclusive of the tax benefit during the year ended August 31, 2001 was 9.6% and compares to 6.7% for the same period ended August 31, 2000. The income tax benefit or expense and effective tax rate varies each year based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable years.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Oilseed Processing and Refining Defined Business Unit's net income of $18.7 million for the year ended August 31, 2000 represents a $5.4 million increase (41%) compared to the year ended August 31, 1999. This improvement in net income for the year ended August 31, 2000 compared to the year ended August 31, 1999 was a result of an increase in gross margin for refined oil of 3 tenths of a cent per pound, an increase in refined oil volume of 4%, and an increase in processed soybean product volume of 8%, which was partially offset by higher plant expense.

     Net sales of $340.6 million for the year ended August 31, 2000 decreased by $30.1 million (8%) compared to the year ended August 31, 1999. A reduction in the sales price for refined oil of $0.06 per pound was partially offset by an increase of $18 per ton for processed soybean products, an 8% increase in sales volume for processed products, and a 4% increase in sales volume for refined oil during the year ended August 31, 2000 compared to the prior year.

     Other revenues increased $0.1 million during the year ended August 31, 2000 compared to the year ended August 31, 1999. During the year ended August 31, 2000, the Oilseed Processing and Refining Defined Business Unit received $0.2 million from an oilseed joint venture partially offset by a net loss on disposal of property, plant and equipment. During the year ended August 31, 1999, the Oilseed Processing and Refining Defined Business Unit recorded a net loss on disposal of property, plant and equipment of $0.2 million, and did not receive any joint venture income during that period.

     Cost of goods sold of $315.6 million for the year ended August 31, 2000 decreased $35.4 million (10%) compared to the year ended August 31, 1999. Reduced cost for crude soybean oil averaging $0.08 per pound, and reduced cost for soybeans of averaging $0.17 per bushel, during the year ended August 31, 2000 compared to the year ended August 31, 1999, were partially offset by a 7% increase in crush volume (2.6 million bushels) and a 2% increase in refining volume (10.7 million pounds).

     Marketing, general and administrative expenses of $5.1 million for the year ended August 31, 2000 were essentially unchanged compared to the year ended August 31, 1999.

     Interest expense for the year ended August 31, 2000 was minimal, compared with $0.6 million for the year ended August 31, 1999. This favorable variance is primarily attributable to the lower price of raw material and finished products, which resulted in reduced borrowings on average outstanding daily balances.

     Income tax expense of $1.3 million and $0.8 million for the years ended August 31, 2000 and 1999, respectively, resulted in effective tax rates of 6.7% and 5.7%, respectively. The income tax benefit or expense and effective tax rate varies each year based upon the Defined Business Unit's profitability and non-patronage business activity during each of the comparable years.

LIQUIDITY AND CAPITAL RESOURCES
     The Oilseed Processing and Refining Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the year ended August 31, 2001 provided net cash of $29.2 million. Net income of $12.9 million, a decrease in working capital requirements of $14.7 million and net noncash expenses of $1.6 million resulted in this net cash from operating activities.

     Operating activities for the year ended August 31, 2000 provided net cash of $12.6 million. Net income of $18.7 million and net noncash expenses of $2.6 million, were partially offset by an increase in working capital requirements of $8.7 million resulted in this net cash from operating activities.

     Operating activities for the year ended August 31, 1999 provided net cash of $22.0 million. Net income of $13.2 million, a decrease in working capital requirements of $6.3 million and net noncash expenses of $2.5 million resulted in this net cash from operating activities.

     CASH FLOWS FROM INVESTING
     Cash flows expended for the acquisition of property, plant, and equipment during the years ended August 31, 2001, 2000 and 1999, totaled $11.1 million, $3.9 million and $5.9 million, respectively.

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

     The Oilseed Processing and Refining Defined Business Unit had debt outstanding to the Company of $15.1 million and $15.9 million on August 31, 2001 and 2000, respectively. These interest-bearing balances reflect working capital and fixed asset financing requirements at the end of the respective periods.

     As previously described, in August 2001, the Oilseed Processing and Refining Defined Business Unit redeemed all of the outstanding EPUs totaling $5.2 million and Preferred Capital Certificates of $0.2 million.


                       WHEAT MILLING DEFINED BUSINESS UNIT

     Cenex Harvest States Cooperatives' (the Company) Wheat Milling Defined Business Unit (the Defined Business Unit) is a Defined Business Unit of the Company and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Wheat Milling Defined Investment Program. The Company redeemed all of the Equity Participation Units (EPUs). The Wheat Milling Defined Business Unit assets were allocated to the Company as provided in the plan. The plan included the buy back of the outstanding Wheat Milling Defined Member EPUs at the original price of $2.00 per unit. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the Equity Participation Unit (EPU) holders.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported Wheat Milling Defined Business Unit net income or equity.

     See the Management's Discussion and Analysis for the Company in regard to new accounting pronouncements.

RESULTS OF OPERATIONS
     Effective September 1, 2000, patronage distributions from the Wheat Milling Defined Business Unit are calculated on the basis of financial statement earnings per bushel. Prior to September 1, 2000, patronage refunds from the Wheat Milling Defined Business Unit were calculated on the basis of tax earnings per bushel.

     Certain operating information pertaining to the Wheat Milling Defined Business Unit is set forth below, as a percentage of sales, except for margins per hundred weights (Margins/cwt). Because of the volatility of commodity prices, the Company believes that margins per hundred weights (manufacturing margins) are a better measure of the Defined Business Unit's performance than gross margin percentages.

                                   YEARS ENDED AUGUST 31,           THREE MONTHS ENDED     YEARS ENDED MAY 31,
                            ------------------------------------        AUGUST 31,       -----------------------
                               2001         2000         1999              1998             1998         1997
                            ----------   ----------   ----------   -------------------   ----------   ----------
Gross margin ............      3.63%        3.78%        1.95%             6.36%             7.14%        8.23%
Marketing, general and
 administrative .........      3.48%        4.00%        5.70%             4.14%             3.68%        3.17%
Interest ................      3.05%        2.93%        2.78%             1.69%             1.42%        2.46%
Margins/cwt .............    $  .33       $  .33       $  .16            $  .64            $  .82       $ 1.00

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000
     The Wheat Milling Defined Business Unit incurred a net loss of $11.2 million for the year ended August 31, 2001 compared to a net loss of $6.6 million for the year ended August 31, 2000, for a net loss variance of $4.6 million. This net loss variance in operating results is primarily attributable to a loss on assets held for disposal of $7.5 million during the year ended August 31, 2001 related to the closing of the Company's Huron, Ohio mill. Also during the year ended August 31, 2001 there was a change in the tax rate applied to the Wheat Milling Defined Business Unit's cumulative temporary differences between earnings for financial statement purposes and tax basis earnings which resulted in an increase in deferred tax benefit of $407 thousand. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted this rate change. Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on accounting methods and principles used by the Company in preparation of its annual earnings for financial statement purposes rather than tax basis earnings. The resolution was ratified by the members at the Company's December 2000 annual meeting.

     Net sales of $257.1 million for the year ended August 31, 2001 increased $22.6 million (10%) compared to the year ended August 31, 2000. This increase is attributable to a 5% net increase in volume, resulting primarily through business generated at the Fairmount, North Dakota mill, which was acquired in April 2000 and an average sales price per hundred-weight of all products increase of $0.38 per hundred weight in the year ended August 31, 2001 compared to the same period in 2000.

     Cost of goods sold of $247.7 million for the year ended August 31, 2001 increased $22.1 million (10%) compared to the year ended August 31, 2000. An increase in bushel volume of 2.4 million (5%) and a $0.15 per bushel increase in the average price for these bushels accounted for this increase as compared with the business activity conducted during the year ended August 31, 2000. The milling expense increase of $4.1 million (15%) in the year ended August 31, 2001 compared to the same period in 2000 was primarily attributable to the additional volume mostly at the Fairmount mill.

     Marketing, general and administrative expenses of $8.9 million for the year ended August 31, 2001 decreased $447 thousand (5%) compared to the same period ended in 2000.

     In May 2001, management, in efforts to consolidate its manufacturing facilities, approved a plan to cease operations and to dispose of the assets at its Huron, Ohio mill. Discussions with potential buyers indicate that the carrying amounts of the related assets exceed the estimated net realizable value and, as such, the financial statements reflect a loss on assets held for disposal of $7.5 million for the year ended August 31, 2001, primarily related to identifiable intangible assets and goodwill.

     Interest expense of $7.8 million for the year ended August 31, 2001 increased $1.0 million (14%) compared to the year ended August 31, 2000. Most of this increase is attributable to the interest on the long-term debt used to finance the acquisition of the Fairmount mill, purchased in April 2000 for $19.9 million.

     The income tax benefit of $3.9 million for the year ended August 31, 2001 included a change in the tax rate applied to the Wheat Milling Defined Business Unit cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Wheat Milling Defined Business Unit's calculation of its patronage distribution using financial statement earnings rather than tax basis earnings prompted this rate change. In addition to the $407 thousand tax benefit from the change in patronage determination, an additional tax benefit for the twelve-month period in 2001 of $3.5 million was recorded based on a taxable loss attributable to non-patronage business activities which primarily includes a tax benefit related to a loss on assets held for disposal. This amount exceeds the federal and state statutory rate of 38.9% due to the non-deductibility of goodwill in prior periods for which tax benefits have now been recognized. This compares to a $1.0 million tax benefit for the same period in 2000 on losses attributable to non-patronage activities. The income tax benefit or expense and net effective tax rate varies each year based upon the Defined Business Unit's level of profitability and nonpatronage business activity during each of the comparable years.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999
     The Wheat Milling Defined Business Unit incurred a net loss of $6.6 million for the year ended August 31, 2000 compared to a net loss of $11.9 million for the year ended August 31, 1999, an improvement of $5.3 million (44%). This improvement in operating results is primarily attributable to a $0.16 per hundred weight increase in the average gross margin for primary product and a 23% increase in volume.

     Net sales of $234.5 million for the year ended August 31, 2000 increased $48.3 million (26%) compared to the year ended August 31, 1999. This increase is primarily attributable to a 23% increase in volume, resulting from the operation of the Mount Pocono mill for a full fiscal year compared to a partial year of operations during fiscal 1999, and the acquisition of the Fairmount, North Dakota mill in April of 2000. In addition to the volume increase, the average sales price per hundred weights increased $0.22 per hundred weights during the year ended August 31, 2000 compared to the year ended August 31, 1999.

     Cost of goods sold of $225.6 million for the year ended August 31, 2000 increased $43.1 million (24%) compared to the year ended August 31, 1999. An increase in volume of 8.2 million bushels, purchased at an average price of $0.04 cents per bushel more than the 1999 price, produced an increase of $36.2 million in the raw material component of cost of goods sold. Milling expense, related to this additional volume, increased $5.2 million during the year ended August 31, 2000 compared to the same period ended in 1999.

     Marketing, general and administrative expenses of $9.4 million for the year ended August 31, 2000 increased $1.2 million (12%) compared to the year ended August 31, 1999. This increase is primarily attributable to activities of the Mount Pocono mill, which operated on a limited basis during the 1999 period.

     Interest expense of $6.9 million for the year ended August 31, 2000 increased $1.7 million (33%) compared to the year ended August 31, 1999. Most of this increase is attributable to financing the costs for the Mount Pocono mill (total cost of approximately $35.5 million) and the Fairmount mill (total cost of approximately $19.9 million). Interest costs related to the construction of the Mount Pocono mill were capitalized throughout construction until the mill was operational in January 1999. The Fairmount mill (an established mill) was purchased in April 2000.

     An income tax benefit of $1.0 million for the year ended August 31, 2000 is based upon an effective tax rate of 12.8% benefit applied to the pretax loss of $7.6 million. For the year ended August 31, 1999, an income tax benefit of $1.1 million was based upon an effective tax rate 8.7% benefit applied against a pretax loss of $13.0 million. The income tax benefit or expense and net effective tax rate varies each year based upon the Defined Business Unit's level of profitablity and nonpatronage business activity during each of the comparable years.

LIQUIDITY AND CAPITAL RESOURCES
     The Wheat Milling Defined Business Unit's cash requirements relate primarily to capital improvements and a need to finance inventories and receivables based on raw material costs and levels. These cash needs are expected to be fulfilled by the Company.

     CASH FLOWS FROM OPERATIONS
     Operating activities for the year ended August 31, 2001 used net cash of $4.4 million. The net loss of $11.2 million was partially offset by net noncash expenses of $4.0 million and decreased working capital requirements of $2.8 million to generate this net cash used in operating activities. Included in the non-cash expenses of the year ended August 31, 2001 was $7.5 million attributable to a loss on assets held for disposal associated with the closing of the Huron, Ohio mill.

     Operating activities for the year ended August 31, 2000 used net cash of $10.0 million. The net loss of $6.6 million and increased working capital requirements of $10.9 million were partially offset by net noncash expenses of $7.5 million to generate this net cash used in operating activities.

     Operating activities for the year ended August 31, 1999 provided net cash of $2.9 million. The net loss of $11.9 million was offset by, net noncash expenses of $6.7 million and decreased working capital requirements of $8.1 million.

     CASH FLOWS USED FOR INVESTING ACTIVITIES
     Cash flows expended for the acquisition of property, plant, and equipment during the years ended August 31, 2001, 2000 and 1999, totaled $4.0 million, $24.1 million and $18.7 million, respectively.

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

     The Wheat Milling Defined Business Unit had short-term debt outstanding and payable to the Company of $81.4 million and $68.0 million on August 31, 2001 and 2000, respectively. The net increase in short-term debt from August 31, 2000 is primarily attributable to the Wheat Milling Defined Business Unit operating losses and changes in working capital requirements.

     The Wheat Milling Defined Business Unit had long-term debt outstanding to the Company of $40.5 million and $47.5 million on August 31, 2001 and 2000, respectively. On August 31, 2001, the Defined Business Unit had $7.2 million due to the Company within the next twelve months. This debt, net of subsequent repayments, was incurred for the acquisition, expansion and construction of certain mills within the Wheat Milling Defined Business Unit. During the year ended August 31, 2001 the Wheat Milling Defined Business Unit made principal payments to the Company of $7.4 million. During the same period the Company, on behalf of the Wheat Milling Defined Business Unit assumed an 'interest free' Rural Economic Development Loan in conjunction with the Fairmount, North Dakota mill acquisition totaling $450 thousand. This non-interest bearing loan, payable in monthly installments over nine years, has been discounted at 8% to reflect a present value principal balance due of $320 thousand and an interest discount of $130 thousand. The Company also incurred long-term debt during the first quarter of 2001 on behalf of the Defined Business Unit in the amount of $116 thousand, payable to the

Minnesota Department of Transportation quarterly over 120 months at 5.7% interest for the purpose of rail track rehabilitation at the Rush City mill. During the year ended August 31, 2000, the Defined Business Unit borrowed $19.0 million from the Company, due in April 2003, for the purchase of the Fairmount, North Dakota mill. During that same period, the Wheat Milling Defined Business Unit made repayments of long-term debt totaling approximately $10.0 million.

     As previously described, in August 2001, the Wheat Milling Defined Business Unit redeemed all of the outstanding EPUs totaling $9.1 million. Due to loss carryforwards incurred by the Wheat Milling Defined Business the plan to end the Wheat Milling Defined Investment Program provided for the cancellation of all outstanding Preferred Capital Certificates issued to the Wheat Milling Defined Member Equity Participation Unit holders of $0.2 million.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK
     The Company, as part of its trading activity, utilizes futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sale contracts. So as to reduce that risk, the Company generally takes opposite and offsetting positions using future contracts or options.

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

     Unrealized gains and losses on futures contracts and options used to hedge grain and oilseed inventories and fixed priced contracts are recognized as a component of net income for financial reporting, and the inventories and fixed priced contracts are marked to market so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed priced contracts during the same accounting period.

     Through August 31, 2000, unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed priced contracts were deferred until such future contracts and options were closed. Effective September 1, 2000 those gains and losses are recognized as a component of net income for financial reporting. The inventories hedged with these derivatives are valued at lower of cost or market, and effective September 1, 2000, the fixed priced contracts are marked to market.

     A 10% adverse change in market prices would not materially effect the Company's results of operations, financial position or liquidity.

INTEREST RATE RISK
     The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates so as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2001 was approximately 6.9%; a 10% adverse change in market rates would not materially effect the Company's results of operations, financial position or liquidity.

FOREIGN CURRENCY RISK
     The Company conducts essentially all of its business in U.S. dollars and has no risk regarding foreign currency fluctuations on August 31, 2001. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                               BOARD OF DIRECTORS

     The table below lists the directors of the Company as of August 31, 2001.

                                      DIRECTOR
  NAME AND ADDRESS            AGE     DISTRICT     SINCE
  ----------------            ---     --------     -----

  Bruce Anderson              49         3         1995
  13500 42nd St NE
  Glenburn, ND 58740-9564

  Robert Bass                 47         5         1994
  E 639 1 Bass Road
  Reedsburg, WI 53959

  Steven Burnet               61         6         1983
  94699 Monkland Lane
  Moro, OR 97039-9705

  Curt Eischens               49         1         1990
  2153 330th St North
  Minneota, MN 56264-1880

  Robert Elliott              51         8         1996
  324 Hillcrest
  Alliance, NE 69301

  Robert Grabarski            52         5         1999
  1770 Highway 21
  Arkdale, WI 54613

  Jerry Hasnedl               55         1         1995
  RR 1, Box 39
  St. Hilaire, MN 56754

  Glen Keppy                  54         7         1999
  21316 - 155th Avenue
  Davenport, IA 52804

  James Kile                  53         6         1992
  508 W Bell Lane
  St. John, WA 99171

                                      DIRECTOR
  NAME AND ADDRESS            AGE     DISTRICT     SINCE
  ----------------            ---     --------     -----

  Gerald Kuster                66         3         1979
  780 First Ave. N.E.
  Reynolds, ND 58275-9742

  Leonard Larsen               65         3         1993
  5128-11th Ave. N.
  Granville, ND 58741-9595

  Richard Owen                 47         2         1999
  PO Box 129
  Geraldine, MT 59446

  Duane Stenzel                55         1         1993
  RR 2, Box 173
  Wells, MN 56097

  Michael Toelle               39         1         1992
  RR 1 Box 190
  Browns Valley, MN 56219

  Richard Traphagen            56         4         1983
  39555 124th Street
  Columbia, SD 57433

  Merlin Van Walleghen         65         4         1993
  24106-408th Avenue
  Letcher, SD 57359-6021

  Elroy Webster                68         1         1982
  Route 2 Box 123
  Nicollet, MN 56074

     BRUCE ANDERSON was elected to the board in 1995. He has held positions with North Dakota Farmers Union, Farmers Union Mutual Insurance Co. and has served a four-year term in the North Dakota House of Representatives. He is a member of the North Dakota Agricultural Products Utilization Commission. Mr. Anderson and his wife raise small grains on their farm near Glenburn, North Dakota.

     ROBERT BASS, elected to the board in 1994, operates a 500-acre dairy and feed grain farm with his wife and brother near Reedsburg, Wisconsin. Mr. Bass currently serves as president of the board of Co-op Country Partners in Baraboo, Wisconsin, an affiliate with 1998-99 sales of $43 million. He holds a B.S. degree from the University of Wisconsin in agricultural education and is a former vo-ag teacher.

     STEVEN BURNET has been a board member since 1983 and has served as past Chairman of Harvest States Cooperatives. He is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. Mr. Burnet is a past president of Mid-Columbia Grain Growers and past vice president of North Pacific Grain Growers. He serves as a director on the Agricultural Co-op Council of Oregon and is a former board member of the Oregon State University Alumni Association. Mr. Burnet and his wife grow dryland wheat and barley, and support a cow/calf and yearling operation with irrigated hay and pasture.

     CURT EISCHENS was elected to the board in 1990. He has been a director for Farmers Co-op Association in Canby for nine years, eight as chairman. He is director of the Minnesota Association of Cooperatives, and a member of the Minnesota Soybean Association and Minnesota Farmers Union. Mr. Eischens and his wife operate a corn and soybean farm near Canby, Minnesota.

     ROBERT ELLIOTT, elected to the board in 1996, is the first director for the region consisting of Nebraska, Kansas, Oklahoma, Colorado and Texas. He and his wife operate a 5,000-acre farm near Alliance, Nebraska. Mr. Elliott is president of the Hemingford Scholarship Foundation. He is past president of the Nebraska Wheat Growers Association and served on the boards of Western Cooperative Alliance (Westco) and New Alliance Bean & Grain Company.

     ROBERT GRABARSKI was elected to the board in 1999. He has a long history of cooperative leadership, including 25 years on the Farmers Union Co-op Services, Adams, Wisconsin, board of directors. For the last 13 years, he has served as chairman of this local cooperative's board. Mr. Grabarski has also served on the Alto Co-op Creamery Board, Waupun, Wisconsin, for the past seven years, and currently holds the first vice chair position. He is active in a wide range of civic organizations, including serving on the fire department in the Adams Volunteer Fire District, as well as volunteer auctioneering for local charitable organizations. He and his wife operate a 1,200-acre farm and milk a 65-head herd of registered Holstein dairy cattle.

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

     GLEN KEPPY was elected to the board in 1999. Active in a wide range of agricultural and civic organizations, Mr. Keppy has served on the boards of the Iowa and National Pork Producer Associations. He is a three-time Master Soybean Grower contest winner and the recipient of the Iowa Farm Bureau's distinguished service award. A graduate of the University of Wisconsin-Platteville with a degree in technical agriculture, Mr. Keppy was drafted by the Pittsburgh Steelers and also played for the Detroit Lions and Green Bay Packers. He and his wife operate a third-generation family farm consisting of a farrow-to-finish hog operation and 1,000 acres of corn, soybeans, oats and alfalfa hay.

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

     GERALD KUSTER was elected to the board in 1979 and was past chairman. Mr. Kuster's more than three decades of involvement in co-ops include serving as a member and president of the board of Agri-City Cooperative Service in Grand Forks, and vice president of the Burdick Center for Cooperatives, North Dakota State University. He is a member of the Americus Township board and a deacon on the Trinity Free Lutheran Church board. He and his wife operate a 4,000-acre farm with their son.

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

     RICHARD OWEN was elected to the board in 1999. His involvement in agriculture and civic organizations includes serving as secretary of the Central Montana Co-op, Geraldine, Mont., since 1994. Mr. Owen has served as president of the Equity Co-op Association, Geraldine, Mont., and vice chair of the Montana International Agricultural Exchange Association. He is a graduate of Montana State University, Bozeman, and has served on the university's board of directors. Mr. Owen and his wife operate a 2,200-acre dryland wheat, barley and safflower operation.

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

     RICHARD TRAPHAGEN was elected to the board in 1983 and currently serves as the second vice chairman of the Cenex Harvest States board. He is past chairman of the board of Centrol, Inc., of South Dakota and of the board of the Farmers Union Cooperative Association of Brown County in Columbia, South Dakota. He has served on a number of other boards. Mr. Traphagen and his wife operate a 1,600-acre corn, soybean and wheat farm.

     MERLIN VAN WALLEGHEN has been a board member since 1993. He is a former director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, serving as board president for 10 years. Mr. Van Walleghen also served nine years on the South Dakota Association of Cooperatives board of directors, seven as president. A former FmHA committee member, he is currently chairman of the Sanborn County Development board and also a member of Heartland Consumer Power District board. He and his wife and a son, operate a grain farm producing corn and soybeans.

     ELROY WEBSTER was elected to the board in 1982 and became its chairman in 1988. His leadership record includes service as a director for the Minnesota Association of Cooperatives, Western Co-op Transport Association and Agland Cooperative. Mr. Webster is past chairman of the Agricultural Council of America and is chairman of the Board of Trustees for the Cenex Harvest States Foundation. He also works with Southwest State University as an advisor for its Cooperative Studies program. He is an active farmer with a corn and soybean operation near Nicollet, Minnesota.

     Elections are for three-year terms and are open to any eligible candidate. To be eligible, a candidate must meet the following qualifications:

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

     The following seats are up for re-election in 2001:

          Region 1 (Minnesota)                       Incumbent Michael Toelle
          Region 3 (North Dakota)                    Incumbent Gerald Kuster
          Region 4 (South Dakota)                    Incumbent Richard Traphagen
          Region 5 (Connecticut, Indiana, Illinois,  Incumbent Robert Bass
           Kentucky, Michigan, Ohio, Wisconsin)

                               EXECUTIVE OFFICERS

     The table below lists the executive officers and other senior officers of the Company as of August 31, 2001, none of whom holds any equity in the Company. Officers are elected annually by the Board of Directors.

NAME                    AGE                      POSITION
----                    ---    ------------------------------------------------

John D. Johnson         53     President and Chief Executive Officer

Michael H. Bergeland    57     Executive Vice President -- Corporate

Patrick Kluempke        53     Executive Vice President -- Corporate Planning

Tom Larson              53     Executive Vice President -- Public Affairs

Mark Palmquist          44     Executive Vice President/Chief Operating Officer-
                                Grains and Foods

John Schmitz            51     Executive Vice President and Chief Financial
                                Officer

Leon E. Westbrock       54     Executive Vice President/Chief Operating Officer-
                                Energy and Crop Inputs

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

     MICHAEL H. BERGELAND was Executive Vice President Corporate and special advisor to the leadership team through August 31, 2001. Mr. Bergeland is a native Minnesotan, and the son of a cooperative elevator manager. He attended Moorhead State College before joining Harvest States Cooperatives in 1967. He has held various positions in the Grain Marketing Division, which included grain merchandising at the GTA marketing offices of Montevideo, Minnesota; Great Falls, Montana; and Portland Oregon. He returned to the St. Paul office in 1978 as a senior corn merchandiser. In 1982, Mr. Bergeland was named Director of Line Elevator Operations, In May of 1987, he was named Senior Vice President and Director of Country Services. In January 1995, he was appointed Group Vice President of Grain and Agri Services and in 1999 he was appointed to the position he held through August 31, 2001.

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

     MARK PALMQUIST is the Executive Vice President and Chief Operating Officer of Grains & Foods. He is responsible for all related areas of grains including country operations, terminal operations, exports, logistics, transportation and grain marketing joint ventures. He is also responsible for the operations of wheat milling, oilseed processing and refining, and food manufacturing and packaging. Mr. Palmquist has worked for Cenex Harvest States for 20 years. Starting as a grain buyer and moving into merchandising, he has traded many different commodities including corn, soybeans and spring wheat. In 1990, he assumed the role of Vice President and director of Grain Marketing and then in 1993, was promoted to Senior Vice President. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, Minnesota, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota.

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

     LEON E. WESTBROCK is the Executive Vice President and Chief Operating Officer of Energy and Crop Inputs for the Company. He joined the cooperative system in 1976 and managed three local cooperatives before joining the regional system. At the regional level, Mr. Westbrock served in the Merchandising Department at Cenex, and then later as Manager of the Lubricants Department and as Director of Retailing. Since January 1, 1987, he served as Vice President and Executive Vice president in the Petroleum Division of the Company. On January 1, 2000 he was named President of Country Energy, LLC, an energy sales, distribution and marketing alliance between Cenex Harvest States and Farmland Industries. On March 1, 2000 Mr. Westbrock was appointed to his current position. He serves as Chairman of National Cooperative Refinery Association. He also serves as Vice Chairman of Universal Cooperatives, Inc. and is a member of the Agriliance Board. Mr. Westbrock received a Bachelor's Degree from St. Cloud State University and served a tour in the U.S. Army.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the executive officers of the Company whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2001, exceeded $100,000 (the Named Executive Officers):

                           SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                               ANNUAL COMPENSATION                                  COMPENSATION
                                 -------------------------------------------------------------------------------   -------------
     NAME AND                                                                 OTHER ANNUAL         ALL OTHER            LTIP
PRINCIPAL POSITION                YEAR ENDED     SALARY(1)     BONUS(1)     COMPENSATION(2)     COMPENSATION(3)      PAYOUTS(1)
------------------               ------------   -----------   ----------   -----------------   -----------------   -------------
John. D. Johnson                   8/31/01       $787,500      $747,338         $ 8,600             $ 9,606
 President and Chief Executive     8/31/00        600,000       540,000          14,672              12,720           $719,280
 Officer                           8/31/99        583,347       235,971           8,622              13,468

Michael H. Bergeland               8/31/01        300,000       225,000          21,418              10,781            225,000
 Executive Vice President-         8/31/00        300,000       235,125          10,829               8,585            470,250
 Corporate                         8/31/99        273,765       227,100           7,172              16,757

Patrick Kluempke                   8/31/01        200,000       162,675           3,780               6,010
 Executive Vice President-         8/31/00        176,500        68,664           8,194               7,068             92,995
 Corporate Planning                8/31/99        157,530        50,681          10,253              11,809

Tom Larson                         8/31/01        200,000       167,850          16,130               8,189
 Executive Vice President-         8/31/00        182,768        71,665           6,240               7,160             97,060
 Public Affairs                    8/31/99        166,710        50,681             520              12,757

Mark Palmquist                     8/31/01        375,000       232,680          14,111               5,863
 Executive Vice President and      8/31/00        262,932       235,168           2,620               7,068            184,273
 Chief Operating Officer-          8/31/99        201,255        85,965           9,460              10,144
 Grains and Foods

John Schmitz                       8/31/01        275,000       232,500           2,520               7,080
 Executive Vice President and      8/31/00        210,583       100,377              82               8,566            135,947
 Chief Financial Officer           8/31/99        149,475        67,095           7,526              10,145

Leon E. Westbrock                  8/31/01        375,000       332,400           7,320               5,116
 Executive Vice President and      8/31/00        323,750        86,745                               4,808            184,273
 Chief Operating Officer-          8/31/99        313,269       125,972             723              11,066
 Energy and Crop Inputs

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

     On September 1, 2000, the Company entered into an employment agreement with John D. Johnson, the President and CEO. The employment agreement provides for a rolling three-year period of employment commencing on September 1, 2000 at an initial base salary of at least $787,500, subject to annual review. Either party, subject to the rights and obligations set forth in the employment agreement may terminate Mr. Johnson's employment at any time. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson's employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination. The employment agreement includes a provision to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event of the consolidation of the Company's business with the business of any other entity, if Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.

     The Company has also entered into an employment agreement with Michael Bergeland; an Executive Vice President dated May 1, 1999. This agreement is for a term beginning on the effective date and continuing through August 31, 2001. Base salary has been set at $300,000, subject to annual review, and the maximum annual bonus under the variable pay plan. At expiration of the agreement, Mr. Bergeland will be given five years credit on his non-qualified retirement plan. Mr. Bergeland has agreed to a three-year non-compete clause.

     THE FOLLOWING SUMMARIZES CERTAIN BENEFITS IN EFFECT AS OF AUGUST 31, 2001 TO THE NAMED EXECUTIVE OFFICERS.

MANAGEMENT COMPENSATION INCENTIVE PROGRAM
     Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending August 31, 2001. The Incentive Program is based on Company, group or division performance and individual performance. These amounts will be paid after August 31, 2001. The target incentive is 50% of base compensation except for the President and Chief Executive Officer, where target incentive is 66% of base compensation.

LONG-TERM INCENTIVE PLAN
     Each Named Executive Officer is eligible to participate in the Long-Term Incentive Plan. The plan consists of a three-year performance period. Award opportunities are expressed as a percentage of a participating employee's position mid-point. Company performance must meet a minimum level of pre-tax earnings per unit of sales and net income levels before any grants are made from this plan. Awards from the plan are grants to the Company's share option plan at the end of each plan period.

             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                              MATURATION
NAME AND PRINCIPAL POSITION                       AWARD        OF AWARD     THRESHOLD       TARGET        MAXIMUM
---------------------------                    -----------   -----------   -----------   -----------   ------------
John. D. Johnson                                             2001-2003       $78,750      $527,625      $ 787,500
 President and Chief Executive Officer

Michael H. Bergeland                           $225,000           2001        22,500       150,750        225,000
 Executive Vice President -- Corporate

Patrick Kluempke                                             2001-2003        16,268       108,992        162,675
 Executive Vice President -- Corporate
 Planning

Tom Larson                                                   2001-2003        16,785       112,460        167,850
 Executive Vice President -- Public Affairs

Mark Palmquist                                               2001-2003        33,240       222,708        332,400
 Executive Vice President and Chief
 Operating Officer -- Grains and Foods

John Schmitz                                                 2001-2003        23,250       155,775        232,500
 Executive Vice President and Chief
 Financial Officer

Leon E. Westbrock                                            2001-2003        33,240       222,708        332,400
 Executive Vice President and Chief
 Operating Officer -- Energy and Crop
 Inputs

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

     Effective January 1, 2001, Pay Credits are earned according to the following schedule:

                           PAY BELOW SOCIAL SECURITY   PAY ABOVE SOCIAL SECURITY
YEARS OF BENEFIT SERVICE       TAXABLE WAGE BASE           TAXABLE WAGE BASE
------------------------   -------------------------   -------------------------
1 to 3 years ............             3%                           6%
4 to 7 years ............             4%                           8%
8 to 11 years ...........             5%                          10%
12 to 15 years ..........             6%                          12%
16 years and more .......             7%                          14%

     The Company credits an employee's account at the end of the year with an Investment Credit based on the balance at the beginning of the year. The Investment Credit is based on the average return for one-year U.S. Treasury Bills for the preceding 12-month period. The maximum Investment Credit will not exceed 12% for any year.

     As of December 31, 2000, the dollar value of the account and years of service for each of the Named Executive Officers was:

                                        DOLLAR VALUE    YEARS OF SERVICE
                                        ------------    ----------------
John D. Johnson ....................      $734,520             25
Michael H. Bergeland ...............       547,736             33
Patrick Kluempke ...................       360,682             18
Tom Larson .........................       275,339             24
Mark Palmquist .....................       373,652             21
John Schmitz .......................       339,983             26
Leon Westbrock .....................       342,168             20

     Mr. Westbrock and Mr. Bergeland could be eligible for a retirement benefit, under a grandfather provision of a prior provision of the plan, or a predecessor plan, instead of the above amount. Such amount would be affected by age at retirement and salary.

SHARE OPTION PLAN
     In October 1997, the Company adopted a Share Option Plan. Participants in the plan, which include all Named Executive Officers, are select management of the Company who have been designated as eligible by the President of the Company to participate in such plan. The Share Option Plan allows participants to waive bonuses and up to 30 percent of salary in exchange for options to purchase at a discount, shares of selected mutual funds. The Company has filed a Form S-8, dated December 12, 1997 on this program. This plan allows officers to buy investments at a specific price. Some options have vesting schedules.

401(k) PLAN
     Each Named Executive Officer is eligible to participate in the Cenex Harvest States Savings Plan (the 401(k) Plan). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 1999 participants may contribute between 1% and 16% (not to exceed 6% in the case of "highly compensated" employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a "highly compensated" employee. The Company matches 50% of the first 6% of pay contributed each year. The Company's Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in any Company matching contribution made on the participant's behalf.

DEFERRED COMPENSATION SUPPLEMENTAL RETIREMENT PLAN
     Each of the Named Executive Officers may participate in the Company's Deferred Compensation Supplemental Retirement Plan (the Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation waived under the Share Option Plan is not eligible for Pay Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code.

     As of December 31, 2000, the dollar value of the account of each of the Named Executive Officers was approximately:

     John D. Johnson ............................    $1,757,429
     Michael H. Bergeland .......................     1,464,941
     Patrick Kluempke ...........................       216,266
     Tom Larson .................................        59,095
     Mark Palmquist .............................       276,902
     John Schmitz ...............................       171,915
     Leon Westbrock .............................       842,330

DIRECTORS' COMPENSATION
     The Board of Directors met monthly during the year ended August 31, 2001. Through August 31, 2001 the Company provided its directors with compensation of $42,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $12,000, paid in twelve monthly payments. The directors receive a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. The directors have a retirement benefit of $125 per month per year of service, with a maximum benefit of $1,875 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60 or retirement, whichever is later. This retirement benefit may be converted to a lump sum. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.

     Twelve directors who elected to take the early retirement option effective December 1999 are receiving $4,000 per month for 24 months, or the equivalent lump sum using the GATT rate as the discount rate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the Equity Participation Units and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan.

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

                                                       YEAR ENDED
     NAME                                            AUGUST 31, 2001
     ----                                            ---------------
     Curt Eischens ..............................       $ 87,239
     Jerry Hasnedl ..............................        348,313
     Gerald Kuster ..............................        129,364
     Leonard Larsen .............................         76,644
     Merlin Van Walleghen .......................        185,019

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS
     The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K.

                                                                                                      PAGE NO.
                                                                                                     ---------
 I.      CENEX HARVEST STATES COOPERATIVES
         Consolidated Balance Sheets as of August 31, 2001 and 2000 ..............................     F-1
         Consolidated Statements of Operations for the years ended August 31, 2001, 2000 and 1999      F-2
         Consolidated Statements of Equities and Comprehensive Income for the years ended
           August 31, 2001, 2000 and 1999 . ......................................................     F-4
         Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999      F-6
         Notes to Consolidated Financial Statements ..............................................     F-7
         Report of Independent Accountants .......................................................     F-23

 II.     OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 2001 and 2000 ...........................................     F-24
         Statements of Operations for the years ended August 31, 2001, 2000 and 1999 .............     F-25
         Statements of Defined Business Unit Equity and Comprehensive Income for the years ended
           August 31, 2001, 2000 and 1999 ........................................................     F-26
         Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999 .............     F-27
         Notes to Financial Statements ...........................................................     F-28
         Report of Independent Accountants .......................................................     F-35

III.     WHEAT MILLING DEFINED BUSINESS UNIT
         Balance Sheets as of August 31, 2001 and 2000 ...........................................     F-36
         Statements of Operations for the years ended August 31, 2001, 2000 and 1999 .............     F-37
         Statements of Defined Business Unit Equity and Comprehensive Income (Loss) for the years
           ended August 31, 2001, 2000 and 1999 ..................................................     F-38
         Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999 .............     F-39
         Notes to Financial Statements ...........................................................     F-40
         Report of Independent Accountants .......................................................     F-48

IV.      VENTURA FOODS, LLC, A NON-CONSOLIDATED 50% OWNED EQUITY INVESTMENT
         Independent Auditors' Report ............................................................     F-49
         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 and 1999 .........     F-50
         Consolidated Statements of Income for the three months ended March 31, 2001 and the years
           ended December 31, 2000, 1999 and 1998 ................................................     F-51
         Consolidated Statement of Members' Capital for the three months ended March 31, 2001 and
           the years ended December 31, 2000, 1999 and 1998 ......................................     F-52
         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and the
           years ended December 31, 2000, 1999 and 1998 ..........................................     F-53
         Notes to Consolidated Financial Statements ..............................................     F-54

------------------
*Audited financial statements for Ventura Foods, LLC, as of and for the year ended March 31, 2002 will be filed by an amendment to this Form 10-K.


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

 3.1      Amended and Restated Articles of Incorporation of the Company. (1)

 3.2      Amended and Restated By-Laws of the Company. (1)

 4.1 Resolutions of the Board of Directors creating the Equity Participation Units (Oilseed Processing and Refining). (2)

 4.2 Resolutions of the Board of Directors creating the Equity Participation Units (Wheat Milling). (2)

 4.3 Cenex Harvest States Cooperatives Certificate of Designations for the 8% Preferred Stock. (14)

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

10.3 Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996. (2)

10.4 Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996. (*) (2)

10.5 Tacoma Export Marketing Company Amended and Restated Partnership Agreement Between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of July 12, 1999. (7)

10.6      Cenex Harvest States Supplemental Savings Plan. (11)

10.7      Cenex Harvest States Supplemental Executive Retirement Plan. (11)

10.8      Cenex Harvest States Senior Management Compensation Plan. (11)

10.9      Cenex Harvest States Executive Long-Term Variable Compensation Plan.
          (11)

10.10     Cenex Harvest States Share Option Plan. (11)

10.10A Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (14)

10.11 Lease Agreement between the Port of Houston Authority of Harris County, Texas and Harvest States Cooperatives, dated October 3, 1995. (2 )

10.12 Lease Agreement between Lackawanna County Railroad Authority and Amber Milling Company, a division of Harvest States Cooperatives dated June 1, 1997. (3)

10.13 Limited Liability Company Agreement of Country Energy, LLC dated June 29, 1998 between Cenex Harvest States Cooperatives and Farmland Industries, Inc. (4)

10.14 Addendum to Limited Liability Company Agreement of Country Energy, LLC dated July 23, 1998 by Cenex Harvest States Cooperatives and Farmland Industries, Inc. (4)

10.15 $225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchases of the Notes. (4)

10.16 $400 Million 364-day and $200 Million 5-Year Revolving Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives, et al., including Exhibit 2.4 (form of 364-Day Facility Note) and Exhibit 3.4 (form of 5-Year Note). (4)

10.16A First Amendment to Credit Agreement (Revolving Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, NationsBank, N.A. and St. Paul Bank for Cooperatives. (6)

10.16B Second Amendment to Credit Agreement (Revolving Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, Bank of America, Sun Trust Bank and the Syndication Parties. (10)

10.16C Third Amendment to Credit Agreement (Revolving Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, Cooperative Centrale Raiffeisen- Boerenleenbank, B.A., SunTrust Bank, BNP Paribas and the Syndication Parties. (13)

10.17 $200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory
          Note). (4)

10.17A First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (6)

10.17B Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties. (10)

10.17C Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties. (13)

10.18 Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives. (5)

10.19 Employment Agreement between Michael Bergeland and Cenex Harvest States Cooperatives dated May 1 1999. (7)

10.20 $50 Million 364-Day Revolving Loan Credit Agreement dated as of December 21, 1999 among National Cooperative Refinery Association, CoBank, ACB, Mercantile Bank and Bank of America, N.A. (8)

10.20A First Amendment to Credit Agreement (364-Day Revolving Loan) dated December 19, 2000 by and among National Cooperative Refinery Association, CoBank, ACB and Firstar Bank, N.A. (15)

10.21 Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O' Lakes, Inc. (9)

10.22 Employment Agreement dated as of January 14, 2000 between Noel K. Estenson and Cenex Harvest States Cooperatives. (9)

10.23 Employment Agreement dated September 1, 2000 by and between John D. Johnson and Cenex Harvest States Cooperatives. (11)

10.24 Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (12)

10.24A Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (12)

21.1      Subsidiaries of the Registrant. (15)

23.1      Consent of Independent Accountants. (15)

23.2      Independent Auditors' Consent. (15)

24.1      Power of Attorney. (15)

99.1      Cautionary Statement. (15)

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

(7) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 1999, filed November 22, 1999.

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1999, filed January 12, 2000.

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(11) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(12) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(13) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(14) Incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 333-65364), effective October 31, 2001.

(15) Filed herewith.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended August 31, 2001.

(c)  EXHIBITS

     The exhibits shown in Item 14(a)(3) above are being filed herewith.

(d)  SCHEDULES

     None.

SUPPLEMENTAL INFORMATION
     As a cooperative, the Company does not utilize proxy statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2001.

                                       CENEX HARVEST STATES COOPERATIVES


                                       By:        /s/ JOHN D. JOHNSON
                                           -------------------------------------
                                                     John D. Johnson
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 19, 2001:


            SIGNATURE                                TITLE
            ---------                                -----

      /s/ JOHN D. JOHNSON           President and Chief Executive Officer
-------------------------------       (principal executive officer)
        John D. Johnson

        /s/ JOHN SCHMITZ            Executive Vice President and Chief Financial
-------------------------------        Officer (principal financial officer)
          John Schmitz

       /s/ JODELL HELLER            Vice President and Controller
-------------------------------       (principal accounting officer)
         Jodell Heller

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

* By:      /s/ JOHN D. JOHNSON
      -----------------------------
             John D. Johnson
             ATTORNEY-IN-FACT

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2001 and 2000

                                                                     2001           2000
                                                                -------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ..................................    $  113,458     $   56,393
 Receivables ................................................       686,140        834,743
 Inventories ................................................       510,443        602,385
 Other current assets .......................................        60,995         37,777
                                                                 ----------     ----------
   Total current assets .....................................     1,371,036      1,531,298
Investments .................................................       467,953        451,211
Property, plant and equipment ...............................     1,023,872      1,034,768
Other assets ................................................       194,458        155,403
                                                                 ----------     ----------
   TOTAL ASSETS .............................................    $3,057,319     $3,172,680
                                                                 ==========     ==========
LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable ..............................................    $   97,195     $  217,926
 Current portion of long-term debt ..........................        17,754         30,173
 Customer credit balances ...................................        38,486         36,779
 Customer advance payments ..................................       109,135        131,935
 Checks and drafts outstanding ..............................        87,808         84,086
 Accounts payable ...........................................       495,198        624,772
 Accrued expenses ...........................................       148,026        147,710
 Patronage dividends and equity retirements payable .........        72,154         43,694
                                                                 ----------     ----------
   Total current liabilities ................................     1,065,756      1,317,075
Long-term debt ..............................................       542,243        480,327
Other liabilities ...........................................        99,906         84,929
Minority interests in subsidiaries ..........................        88,261        125,923
Commitments and contingencies
Equities ....................................................     1,261,153      1,164,426
                                                                 ----------     ----------
   TOTAL LIABILITIES AND EQUITIES ...........................    $3,057,319     $3,172,680
                                                                 ==========     ==========


   The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31,

                                                        2001            2000            1999
                                                   -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales .....................................    $7,753,012      $8,497,850      $6,381,334
 Patronage dividends ...........................         5,977           5,494           5,876
 Other revenues ................................       116,254          97,471          81,180
                                                    ----------      ----------      ----------
                                                     7,875,243       8,600,815       6,468,390
                                                    ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................     7,470,203       8,300,494       6,193,287
 Marketing, general and administrative .........       184,046         155,266         152,031
 Interest ......................................        61,436          57,566          42,438
 Equity income from investments ................       (28,494)        (28,325)        (22,363)
 Minority interests ............................        35,098          24,546          10,017
                                                    ----------      ----------      ----------
                                                     7,722,289       8,509,547       6,375,410
                                                    ----------      ----------      ----------

INCOME BEFORE INCOME TAXES .....................       152,954          91,268          92,980

INCOME TAXES ...................................       (25,600)          3,880           6,980
                                                    ----------      ----------      ----------
NET INCOME .....................................    $  178,554      $   87,388      $   86,000
                                                    ==========      ==========      ==========
DISTRIBUTION OF NET INCOME:
 Patronage refunds .............................    $  128,900      $   87,400      $   57,500
 Unallocated capital reserve ...................        49,654             (12)         28,500
                                                    ----------      ----------      ----------
   Net income ..................................    $  178,554      $   87,388      $   86,000
                                                    ==========      ==========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                 (This page has been left blank intentionally.)

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

                                                          CAPITAL     NONPATRONAGE     WHEAT     OILSEED PROCESSING
                                                          EQUITY         EQUITY       MILLING        & REFINING
                                                       CERTIFICATES   CERTIFICATES      EPUS            EPUs
                                                       ------------   ------------   ---------   ------------------
                                                                        (DOLLARS IN THOUSANDS)
BALANCES, SEPTEMBER 1, 1998 ..........................   $ 829,240       $29,805      $  9,472          $ 4,194

 Patronage and equity retirement determination .......      19,412
 Patronage distribution ..............................      99,052          (612)
 Equities retired ....................................     (23,700)          (97)
 Equities issued .....................................      14,714
 Other, net ..........................................        (674)         (311)         (214)              (6)

 Comprehensive income:
  Net income .........................................
  Other comprehensive loss ...........................
 Total comprehensive income ..........................
 Cash patronage and equity retirement provisions .....     (25,750)
                                                         ---------       -------      --------        ---------
BALANCES, AUGUST 31, 1999 ............................     912,294        28,785         9,258            4,188

 Patronage and equity retirement determination .......      25,750
 Patronage distribution ..............................      41,182
 Equities retired ....................................     (28,615)          (82)
 Equities issued .....................................       7,921
 Other, net ..........................................        (178)         (194)          (12)              (6)

 Comprehensive income:
  Net income .........................................
  Other comprehensive loss ...........................
 Total comprehensive income ..........................
 Cash patronage and equity retirement provisions .....     (17,474)
                                                         ---------       -------      --------        ---------
BALANCES, AUGUST 31, 2000 ............................     940,880        28,509         9,246            4,182

 Patronage and equity retirement determination .......      17,474
 Patronage distribution ..............................      60,304
 Equities retired ....................................     (18,662)          (74)
 Equities issued .....................................       5,481
 Equity Participation Units issued ...................                                                    1,045
 Equity Participation Units redeemed .................                                  (9,066)          (5,227)
 Other, net ..........................................        (120)         (277)         (180)

 Comprehensive income:
  Net income .........................................
  Other comprehensive income .........................
 Total comprehensive income ..........................
 Cash patronage and equity retirement provisions .....     (33,484)
                                                         ---------       -------      --------        ---------
BALANCES, AUGUST 31, 2001 ............................   $ 971,873       $28,158      $     --        $      --
                                                         =========       =======      ========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

                    UNALLOCATED     ACCUMULATED OTHER     ALLOCATED
     PATRONAGE        CAPITAL         COMPREHENSIVE        CAPITAL        TOTAL
      REFUNDS         RESERVE         INCOME (LOSS)        RESERVE       EQUITIES
    -----------     -----------     -----------------    ----------    ------------
                                 (DOLLARS IN THOUSANDS)
    $   99,778       $ 85,295           $    (99)          $8,192      $1,065,877
        44,150                                                             63,562
      (143,928)         1,738                                             (43,750)
                                                                          (23,797)
                                                                           14,714
                          350                                 (44)           (899)

        57,500         28,500                                              86,000
                                          (1,071)                          (1,071)
                                                                       ----------
                                                                           84,929
                                                                       ----------
       (17,250)                                                           (43,000)
    ----------       --------           --------           ------      ----------
        40,250        115,883             (1,170)           8,148       1,117,636
        17,250                                                             43,000
       (57,500)        (1,588)                                            (17,906)
                                                                          (28,697)
                                                                            7,921
                          453                                 (28)             35

        87,400            (12)                                             87,388
                                          (1,257)                          (1,257)
                                                                       ----------
                                                                           86,131
                                                                       ----------
       (26,220)                                                           (43,694)
    ----------       --------           --------           ------      ----------
        61,180        114,736             (2,427)           8,120       1,164,426
        26,220                                                             43,694
       (87,400)           967                                             (26,129)
                                                                          (18,736)
                                                                            5,481
                       (1,045)                                                 --
                                                                          (14,293)
                          445                                 (70)           (202)

       128,900         49,654                                             178,554
                                             512                              512
                                                                       ----------
                                                                          179,066
                                                                       ----------
       (38,670)                                                           (72,154)
    ----------       --------           --------           ------      ----------
    $   90,230       $164,757           $ (1,915)          $8,050      $1,261,153
    ==========       ========           ========           ======      ==========


The accompanying notes are an integral part of the consolidated financial statements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,

                                                                             2001           2000           1999
                                                                        -------------   ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $  178,554      $   87,388     $   86,000
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization ....................................       109,180          92,699         81,246
   Noncash net income from equity investments .......................       (28,494)        (28,325)       (22,363)
   Minority interests ...............................................        35,098          24,546         10,017
   Adjustment of inventories to market value ........................                                      (35,346)
   Noncash portion of patronage dividends received ..................        (3,896)         (6,825)        (4,847)
   (Gain) loss on sale of property, plant and equipment .............       (13,941)          1,167         (1,706)
   Deferred tax (benefit) expense ...................................       (46,625)           (467)         1,197
   Other, net .......................................................          (801)         (3,130)           196
   Changes in operating assets and liabilities:
    Receivables .....................................................       147,641        (229,067)      (133,641)
    Inventories .....................................................        37,543           1,717        (34,623)
    Other current assets and other assets ...........................       (24,129)         (7,041)       (30,680)
    Customer credit balances ........................................         1,707          (8,191)         3,646
    Customer advance payments .......................................       (22,800)          4,180        (20,266)
    Accounts payable and accrued expenses ...........................      (129,258)        202,980         66,968
    Other liabilities ...............................................        13,050          (3,244)        12,383
                                                                         ----------      ----------     ----------
     Net cash provided by (used in) operating activities ............       252,829         128,387        (21,819)
                                                                         ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .......................       (97,610)       (153,796)      (124,471)
 Proceeds from disposition of property, plant and equipment .........        35,263           7,655          6,785
 Investments ........................................................       (14,247)        (35,297)       (63,324)
 Equity investments redeemed ........................................        30,104          41,250          8,829
 Investments redeemed ...............................................         1,672           2,638          2,412
 Changes in notes receivable ........................................           533             600            334
 Acquisitions of intangibles ........................................        (7,328)        (26,513)
 Distribution to minority owners ....................................       (19,256)        (21,089)        (2,255)
 Other investing activities, net ....................................         1,775            (339)           926
                                                                         ----------      ----------     ----------
     Net cash used in investing activities ..........................       (69,094)       (184,891)      (170,764)
                                                                         ----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...........................................      (120,731)         20,940        196,511
 Long-term debt borrowings ..........................................       116,861          49,914         40,000
 Principal payments on long-term debt ...............................       (67,364)        (22,502)       (14,585)
 Changes in checks and drafts outstanding ...........................         3,722          35,481         (6,137)
 Retirements of equity ..............................................       (18,736)        (28,697)       (23,797)
 Equity Participation Units redeemed ................................       (14,293)
 Cash patronage dividends paid ......................................       (26,129)        (17,906)       (43,750)
                                                                         ----------      ----------     ----------
     Net cash (used in) provided by financing activities ............      (126,670)         37,230        148,242
                                                                         ----------      ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...................................................        57,065         (19,274)       (44,341)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..........................................................        56,393          75,667        120,008
                                                                         ----------      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................    $  113,458      $   56,393     $   75,667
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Cenex Harvest States Cooperatives (CHS Cooperatives or the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, wheat milling and oilseed processing and refining, the Company provides its patrons with energy and agronomy products as well as other farm supplies. Sales are both domestic and international.

     Effective September 1, 2000, the Company's Board of Directors approved a resolution providing for the computation of patronage distributions based on earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, this resolution was ratified by the Company's members, the by-laws were amended and beginning with fiscal 2001 patronage distributions are based on financial statement earnings. The by-laws further provide that an amount of up to 10% of the distributable annual net savings from patronage sources be added to the unallocated capital reserve as determined by the Board of Directors. See also Note 8.

     CONSOLIDATION -- The consolidated financial statements include the accounts of CHS Cooperatives and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA). The effects of all significant intercompany transactions have been eliminated.

     On September 1, 1999, NCRA and Farmland Industries, Inc. (Farmland) formed Cooperative Refining, LLC (CRLLC), which was established to operate and manage the refineries and related pipelines and terminals of NCRA and Farmland. On December 31, 2000, NCRA and Farmland signed an Agreement of Dissolution and dissolved CRLLC. The Agreement of Dissolution outlines the process by which the assets, primarily inventory and cash, of CRLLC were distributed.

     During 2000, the Company entered into a series of transactions the result of which was the exchange of its agronomy operations, consisting primarily of its interests in and ownership of the Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and related entities for a 25% equity ownership interest in Agriliance, LLC (Agriliance). Agriliance is a distributor of crop nutrients, crop protection products and other agronomy inputs and services formerly owned by the Company, Land O'Lakes, Inc. (Land O'Lakes) and Farmland.

     During 2001 and 2000, the Company had various immaterial acquisitions, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets and goodwill.

     CASH EQUIVALENTS -- Cash equivalents include short-term highly liquid investments with original maturities of three months or less at date of acquisition.

     INVENTORIES -- Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods.

     DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's assessment of its

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

exposure from expected price fluctuations. The Company also manages its risks by entering into fixed price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

     Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company's use of the derivative instruments described above reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. Changes in market value of the derivative instruments described above are recognized in the consolidated statements of operations in the period such changes occur. The fair value of futures and option contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. The unrealized gains and losses of the Company's derivative financial instruments were not material as of August 31, 2001 or 2000.

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of the adoption did not have a material effect on the Company's earnings or financial position, since each of the contracts described above were considered by the Company to be derivative financial instruments and were carried at fair value under the Company's previous accounting.

     INVESTMENTS -- Investments in cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at market value, with unrealized amounts included as a component of accumulated other comprehensive income (loss).

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

     The Company periodically reviews property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     The Company's policy for planned major maintenance activities is to accrue for those estimated costs, which primarily consist of direct maintenance expenses. The planned major maintenance activities are primarily related to the Company's energy refinery operations.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION -- Grain and oilseed sales are recorded at time of settlement. All other sales are recognized upon shipment and transfer of title to customers. During 2001, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect was not material to the Company.

     ENVIRONMENTAL EXPENDITURES -- Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

     INCOME TAXES -- The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

     RECENT ACCOUNTING PRONOUNCEMENTS -- Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Accordingly, the Company has presented such amounts as a component of net sales for the year ended August 31, 2001, and reclassified, primarily from cost of goods sold, $62.0 million and $52.7 million for the years ended August 31, 2000 and 1999, respectively, to conform to the current-year presentation. Costs incurred for shipping and handling are reported as a component of cost of goods sold.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. These statements, in summary, eliminate the use of the pooling method of accounting for business combinations occurring in the future, and discontinue the amortization of acquired goodwill, subject to periodic impairment testing. The Company expects to adopt these new standards in the first fiscal quarter of 2002. The adoption is not expected to have a material effect on the Company.

     The Company is currently reviewing and analyzing the effects of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

2.   RECEIVABLES

     Receivables as of August 31, 2001 and 2000 are as follows:

                                                       2001          2000
                                                   -----------   -----------
                                                    (DOLLARS IN THOUSANDS)
   Trade .......................................    $682,593      $834,349
   Other .......................................      28,864        23,643
                                                    --------      --------
                                                     711,457       857,992
   Less allowances for doubtful accounts .......      25,317        23,249
                                                    --------      --------
                                                    $686,140      $834,743
                                                    ========      ========

     All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2001, 2000 and 1999 are as follows:

                                              2001        2000        1999
                                           ---------   ---------   ---------
                                                 (DOLLARS IN MILLIONS)
   Africa ..............................    $  138      $  191      $  158
   Asia ................................       403         552         310
   Europe ..............................       255         304         358
   North America .......................       317         324         198
   South America .......................       101         119         122
                                            ------      ------      ------
                                            $1,214      $1,490      $1,146
                                            ======      ======      ======

3.   INVENTORIES

     Inventories as of August 31, 2001 and 2000 are as follows:

                                                       2001          2000
                                                   -----------   -----------
                                                    (DOLLARS IN THOUSANDS)
   Grain and oilseed ...........................    $237,498      $215,570
   Energy ......................................     163,710       286,276
   Feed and farm supplies ......................      76,570        63,909
   Processed grain and oilseed .................      28,648        32,993
   Other .......................................       4,017         3,637
                                                    --------      --------
                                                    $510,443      $602,385
                                                    ========      ========

     As of August 31, 2001, the Company valued approximately 28% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (40% as of August 31, 2000). If the FIFO method of accounting for inventories had been used, inventories would have been higher than the reported amount by $34.0 million and $86.3 million at August 31, 2001 and 2000, respectively. The LIFO liquidation in fiscal 2001 was not material. The liquidation of certain LIFO layers in fiscal 2000 decreased cost of goods sold by $4.3 million. The inventories in these LIFO layers were acquired in prior years at lower costs.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

4.   INVESTMENTS

     Investments as of August 31, 2001 and 2000 are as follows:

                                                            2001         2000
                                                        -----------   ----------
                                                         (DOLLARS IN THOUSANDS)
   Cooperatives:
    CF Industries, Inc. .............................    $152,996      $152,996
    National Bank for Cooperatives (CoBank) .........      33,080        32,817
    Ag Processing, Inc. .............................      24,967        23,036
    Land O'Lakes, Inc. ..............................      24,604        21,967

   Joint Ventures:
    Ventura Foods, LLC ..............................     101,089        87,315
    United Country Brands, LLC ......................      74,457        70,099
    Tacoma Export Marketing Company .................      11,638         9,378
    Other ...........................................      45,122        53,603
                                                         --------      --------
                                                         $467,953      $451,211
                                                         ========      ========

     The following provides summarized information for Ventura Foods, LLC, balance sheets as of August 31, 2001 and 2000 and statements of operations for the twelve months ended August 31, 2001, 2000 and 1999:

                                                            2001         2000
                                                        -----------   ----------
                                                         (DOLLARS IN THOUSANDS)
   Current assets ...................................    $159,062      $133,112
   Non-current assets ...............................     221,000       222,334
   Current liabilities ..............................     114,883       107,570
   Non-current liabilities ..........................     104,144       117,822

                                             2001          2000          1999
                                         -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS)
   Net sales .........................    $925,962       $896,941      $902,682
   Gross profit ......................     161,405        143,394       107,326
   Net income ........................      71,148         55,115        30,475

     In March 2000, the Company purchased an additional 10% interest in Ventura Foods, LLC, its consumer products and packaging joint venture, for $25.6 million. The Company has a 50% interest in this joint venture.

     Effective January 1, 2000, CHS Cooperatives, Farmland and Land O'Lakes created Agriliance, a distributor of crop nutrients, crop protection products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing operations of CHS Cooperatives, Farmland and Land O'Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations. This agreement was subsequently terminated on July 31, 2000 as discussed further below.

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance to Land O'Lakes, resulting in a gain of $7.4 million. On July 31, 2000, the Company exchanged its ownership interest in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC, with a total investment of $64.7 million, for a 25% equity interest in Agriliance. Agriliance ownership also includes Farmland (25%) and Land O'Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

4.   INVESTMENTS (CONTINUED)

consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange. Also in July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance in July 2000, purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payable.

     The following provides summarized information for Agriliance, balance sheets as of August 31, 2001 and 2000 and statement of operations for the year ended August 31, 2001:

                                                          2001          2000
                                                      -----------   ------------
                                                        (DOLLARS IN THOUSANDS)
   Current assets .................................    $955,032      $1,341,889
   Non-current assets .............................     158,107         203,040
   Current liabilities ............................     832,700       1,220,645
   Non-current liabilities ........................     110,963         160,851

                                                                 2001
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)
   Net sales .......................................          $4,079,313
   Gross profit ....................................              65,261
   Net income ......................................              25,053

     The Company's contribution of its equity interest in Agriliance occurred on July 31, 2000, and as such, net sales, gross profits and net income for the one month ended August 31, 2000 have been excluded from the above summarized information of statement of operations, as it was not material.

     Disclosure of the fair value of financial instruments to which the Company is a party includes estimates and assumptions which may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Financial instruments are carried at amounts that approximate estimated fair value. Investments in cooperatives and joint ventures have no quoted market prices and, as such, it is not practicable to estimate their fair value.

     Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS Cooperatives may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

5.   PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment as of August 31, 2001 and 2000 are as follows:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                                IN YEARS          2001            2000
                                                              ------------   -------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
   Energy refineries ......................................       3-40        $  724,841      $  682,823
   Grain terminals and country facilities .................       3-50           474,234         447,030
   Grain processing plants ................................       3-40           257,724         241,687
   Energy pipelines and terminals .........................       3-40           245,900         230,756
   Distribution and general ...............................       3-40           191,812         207,412
   Construction in progress ...............................                       38,723          79,163
                                                                              ----------      ----------
                                                                               1,933,234       1,888,871
   Less accumulated depreciation and amortization .........                      909,362         854,103
                                                                              ----------      ----------
                                                                              $1,023,872      $1,034,768
                                                                              ==========      ==========

6.   OTHER ASSETS

     Other assets as of August 31, 2001 and 2000 are as follows:

                                                                                     2001         2000
                                                                                  ----------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
   Goodwill, less accumulated amortization of $4,040 and
    $3,109, respectively ......................................................    $ 29,153     $ 23,835
   Intangible assets, less accumulated amortization of $4,788 and
    $13,644, respectively .....................................................      10,099       21,069
   Prepaid pension and other benefit assets ...................................     100,727       92,767
   Deferred tax asset .........................................................      44,316        4,130
   Notes receivable ...........................................................       5,629        5,201
   Other assets ...............................................................       4,534        8,401
                                                                                   --------     --------
                                                                                   $194,458     $155,403
                                                                                   ========     ========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt as of August 31, 2001 and 2000 consisted of the following:

                                                          INTEREST RATES
                                                          AT AUGUST 31,
                                                               2001               2001         2000
                                                         -----------------     ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
   Notes payable (a)(g) ..............................   4.00% to 5.38%         $ 97,195     $217,926
                                                                                ========     ========
   Long-term debt:
    Revolving term loans from cooperative and
     other banks, payable in installments through
     2009, when the balance is due (b)(c)(g) .........   4.06% to 13.00%        $239,392     $259,657
    Private placement, payable in equal
     installments beginning in 2008 through
     2013 (d)(g) .....................................        6.81%              225,000      225,000
    Private placement, payable in equal
     installments beginning in 2005 through
     2011 (e)(g) .....................................   7.43% to 7.90%           80,000
    Industrial Revenue Bonds, payable in
     installments through 2011 (f) ...................   5.23% to 8.33%           10,025       18,535
    Other notes and contracts ........................   4.00% to 12.00%           5,580        7,308
                                                                                --------     --------
   Total long-term debt ..............................                           559,997      510,500
    Less current portion .............................                            17,754       30,173
                                                                                --------     --------
   Long-term portion .................................                          $542,243     $480,327
                                                                                ========     ========

------------------
(a) The Company finances its working capital needs through short-term lines of credit with a syndication of banks. The Company has a 364-day credit facility of $550.0 million, all of which is committed, and of which $96.0 million was outstanding on August 31, 2001. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA with a syndication of banks in the amount of $30.0 million, all of which is committed, with no amounts outstanding on August 31, 2001. Other miscellaneous notes payable totaled $1.2 million at August 31, 2001.

(b) In June 1998, the Company established a $200.0 million five-year revolving credit facility with a syndication of banks. On August 31, 2001, the Company had an outstanding balance of $45.0 million.

(c) In June 1998, the Company established a long-term credit agreement which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2001, $150.9 million was outstanding. NCRA term loans of $23.8 million are collateralized by NCRA's investment in CoBank.

(d) In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e) In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility.

(f) Industrial Revenue Bonds are collateralized by property, plant and equipment, primarily energy refinery equipment, with a cost of $155.7 million, less accumulated depreciation of $109.9 million and $103.6 million as of August 31, 2001 and 2000, respectively.

(g) Restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

     The fair value of long-term debt approximates book value as of August 31, 2001 and 2000.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     For the years ended August 31, 2001, 2000 and 1999, the Company capitalized interest of $1.2 million, $2.7 million and $1.7 million, respectively.

     The aggregate amount of long-term debt payable as of August 31, 2001 is as follows (dollars in thousands):

   2002 ..............................................................    $ 17,754
   2003 ..............................................................      59,083
   2004 ..............................................................      15,119
   2005 ..............................................................      34,553
   2006 ..............................................................      34,984
   Thereafter ........................................................     398,504
                                                                          --------
                                                                          $559,997
                                                                          ========

8.   INCOME TAXES

     As a result of the Company's by-law change to distribute patronage based on financial statement earnings (see Note 1), the statutory rate applied to the cumulative differences between financial statement earnings and tax basis earnings, has been changed. In connection with this change the Company recorded a deferred tax benefit of $34.2 million.

     The provision for income taxes for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                     2001          2000        1999
                                                  ----------    ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
   Current ...................................    $  21,025      $4,347      $5,783
   Deferred ..................................      (46,625)       (467)      1,197
                                                  ---------      ------      ------
   Income taxes ..............................    $ (25,600)     $3,880      $6,980
                                                  =========      ======      ======

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 2001 and 2000 are as follows:

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
   Deferred tax assets:
    Accrued expenses and valuation reserves ...............    $52,719      $10,970
    Postretirement health care and pension liabilities ....     12,127        3,282
    Alternative minimum tax credit and patronage loss
     carryforward .........................................      4,540        4,842
    Property, plant and equipment .........................      9,570
    Other .................................................     13,189        5,718
                                                               -------      -------
     Total deferred tax assets ............................     92,145       24,812
                                                               -------      -------
   Deferred tax liabilities:
    Property, plant and equipment .........................                   3,345
    Equity method investments .............................     27,893       11,405
    Other .................................................     10,854        3,289
                                                               -------      -------
     Total deferred tax liabilities .......................     38,747       18,039
                                                               -------      -------
    Net deferred tax asset ................................    $53,398      $ 6,773
                                                               =======      =======

     As of August 31, 2001, net deferred tax assets of $9.1 million and $44.3 million are included in other current assets and other assets, respectively ($2.7 million and $4.1 million, respectively, as of August 31, 2000).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

8.   INCOME TAXES (CONTINUED)

     The reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                                        2001          2000         1999
                                                                    ------------   ----------   ----------
   Statutory federal income tax rate ............................        35.0%         35.0%        35.0%
   State and local income taxes, net of federal income
    tax benefit .................................................         3.9           3.9          3.9
   Patronage earnings ...........................................       (32.8)        (37.3)       (24.1)
   Tax effect of changes in deferred patronage ..................                       4.4         (6.8)
   Change in patronage determination ............................       (22.4)
   Rate changes on deferred tax assets and liabilities ..........                      (2.5)         0.5
   Other ........................................................        (0.4)          0.8         (1.0)
                                                                        -----         -----        -----
   Effective tax rate ...........................................       (16.7)%         4.3%         7.5%
                                                                        =====         =====        =====

     The principal differences between financial statement income and taxable income for the years ended August 31, 2001, 2000 and 1999 are as follows:

                                                                    2001           2000           1999
                                                               -------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
   Income before income taxes ..............................    $  152,954      $  91,268      $  92,980
   Financial reporting/tax differences:
    Environmental reserves .................................         4,453           (728)         1,343
    Oil and gas activities, net ............................       (22,230)         2,600         18,005
    Energy inventory market reserves .......................        (2,441)           (19)       (48,445)
    Other, net .............................................        45,514          3,255          9,258
    Patronage refund provisions ............................      (128,900)       (87,400)       (57,500)
                                                                ----------      ---------      ---------
   Taxable income ..........................................    $   49,350      $   8,976      $  15,641
                                                                ==========      =========      =========

9.   EQUITIES

     In accordance with the by-laws and by action of the Board of Directors, annual net savings from patronage sources is distributed to consenting patrons following the close of each year, and is based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates.

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

     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members who are persons or associations of producers actually engaged in the production of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs have the right and obligation to

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

9.   EQUITIES (CONTINUED)

deliver annually the number of bushels of wheat or soybeans equal to the number of units held. Unit holders participate in the net patronage-sourced income from operations of the applicable Defined Business Unit as patronage refunds. Retirements of patrons' equities attributable to EPUs, was at the discretion of the Board of Directors, and it was the Board's goal to retire such equity on a revolving basis seven years after declaration.

     During 2001, the Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit
(EPU), for each EPU held, due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the EPUs and allocated the assets of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan. The amounts redeemed to the Oilseed Processing and Refining and Wheat Milling Defined Member EPU holders were $5.2 million and $9.1 million, respectively. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the Wheat Milling EPU holders, totaling $0.2 million. The plan further provided to the Oilseed Processing and Refining Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued of $0.2 million and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

     The Company had previously followed the practice of accounting for deferred patronage charges and credits in a separate equity account instead of including such amounts in the unallocated capital reserve. Deferred patronage resulted from the fact that patronage distributions were primarily determined on the basis of taxable income rather than net income as reported in the consolidated financial statements. Deferred patronage consisted of items, which had been included in the computation of net income for financial statement purposes, but not for income tax or patronage purposes. As these items reversed, patronage refunds and deferred patronage were affected. With the by-law change providing for the computation method of patronage based on financial statement earnings (see Note 1), the previously reported deferred patronage amounts are included in unallocated capital reserve. The August 31, 2000 and 1999 deferred patronage amounts included, as a component of unallocated capital reserve, in the consolidated statements of equities and comprehensive income, were a contra-equity of $114.6 million and $89.7 million, respectively.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

     The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate.

     Financial information on changes in benefit obligation and plan assets funded and balance sheet status as of August 31, 2001 and 2000 is as follows:

                                                             PENSION BENEFITS                OTHER BENEFITS
                                                        ---------------------------   -----------------------------
                                                            2001           2000            2001            2000
                                                        ------------   ------------   -------------   -------------
                                                                          (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of period .........    $ 258,059      $ 266,651       $  21,439       $  28,543
  Service cost ......................................        8,506          8,777             566             657
  Interest cost .....................................       18,487         18,058           1,569           1,470
  Plan amendments ...................................            6            251          (1,005)         (7,679)
  Transfers .........................................       (2,387)
  Actuarial (gain) loss .............................       (2,842)       (13,616)          1,902             226
  Assumption change .................................        2,534
  Settlements .......................................          643
  Benefits paid .....................................      (29,442)       (22,062)         (1,804)         (1,778)
                                                         ---------      ---------       ---------       ---------
  Benefit obligation at end of period ...............    $ 253,564      $ 258,059       $  22,667       $  21,439
                                                         =========      =========       =========       =========
Change in plan assets:
  Fair value of plan assets at beginning
   of period ........................................    $ 266,896      $ 259,360
  Actual (loss) return on plan assets ...............      (16,206)        22,240
  Company contributions .............................       11,669          7,358       $   1,804       $   1,778
  Net transfers .....................................       (2,796)
  Benefits paid .....................................      (29,442)       (22,062)         (1,804)         (1,778)
                                                         ---------      ---------       ---------       ---------
  Fair value of plan assets at end of period ........    $ 230,121      $ 266,896       $      --       $      --
                                                         =========      =========       =========       =========
Funded status .......................................    $ (23,443)     $   8,837       $ (22,667)      $ (21,439)
  Employer contributions after measurement date .....        1,262          4,586             264           2,618
  Unrecognized actuarial loss (gain) ................       47,368         11,976          (6,363)         (9,046)
  Unrecognized transition (asset) obligation ........         (708)        (1,570)         11,133          12,069
  Unrecognized prior service cost ...................        9,639         10,821          (1,534)           (660)
                                                         ---------      ---------       ---------       ---------
  Prepaid benefit cost (accrued) ....................    $  34,118      $  34,650       $ (19,167)      $ (16,458)
                                                         =========      =========       =========       =========
Amounts recognized on balance sheets
 consist of:
  Prepaid benefit cost ..............................    $  43,918      $  43,516
  Accrued benefit liability .........................      (12,214)       (12,253)      $ (19,167)      $ (16,458)
  Intangible asset ..................................        1,055          2,148
  Accumulated other comprehensive loss ..............        1,359          1,239
                                                         ---------      ---------       ---------       ---------
  Net amounts recognized ............................    $  34,118      $  34,650       $ (19,167)      $ (16,458)
                                                         =========      =========       =========       =========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2001. The rate was assumed to decrease gradually to 6.0% for 2003 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2001, 2000 and 1999 are as follows:

                                                             PENSION BENEFITS                          OTHER BENEFITS
                                                ------------------------------------------   -----------------------------------
                                                    2001           2000           1999          2001         2000         1999
                                                ------------   ------------   ------------   ----------   ----------   ---------
                                                                              (DOLLARS IN THOUSANDS)
Components of net periodic
 benefit cost:
  Service cost ..............................    $   8,506      $   8,777      $   8,733       $  566       $  657      $1,421
  Interest cost .............................       18,487         18,058         17,817        1,569        1,470       1,769
  Expected return on assets .................      (22,855)       (20,485)       (26,552)
  Prior service cost amortization ...........        1,193          1,182            812         (131)         (77)        (38)
  Actuarial loss (gain) amortization ........          375           (530)         8,145         (538)        (604)        (82)
  Transition amount amortization ............         (861)        (1,120)        (1,248)         936          936         936
  Other .....................................                                        275          (22)
                                                 ---------      ---------      ---------       ------       ------      ------
  Net periodic benefit cost .................    $   4,845      $   5,882      $   7,982       $2,380       $2,382      $4,006
                                                 =========      =========      =========       ======       ======      ======
Weighted-average assumptions:
  Discount rate .............................         7.30%          7.50%          7.30%        7.30%        7.50%       7.30%
  Expected return on plan assets ............         9.00%          9.00%          8.50%        N/A          N/A         N/A
  Rate of compensation increase .............         5.00%          5.00%          5.00%        5.00%        5.00%       5.00%

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2001 and 2000:

                                                                                         2001         2000
                                                                                      ----------   ----------
                                                                                      (DOLLARS IN THOUSANDS)
   Projected benefit obligation ...................................................    $23,247      $13,500
   Accumulated benefit obligation .................................................     18,599       12,253
   Fair value of plan assets ......................................................      6,385           --

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                                       1% POINT      1% POINT
                                                                                       INCREASE      DECREASE
                                                                                      ----------   -----------
                                                                                       (DOLLARS IN THOUSANDS)
   Effect on total of service and interest cost components ........................     $  175      $   (149)
   Effect on postretirement benefit obligation ....................................      1,367        (1,145)

     The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

     The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $6.1 million, $4.6 million and $4.5 million, for the years ended August 31, 2001, 2000 and 1999, respectively.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

11.  SEGMENT REPORTING

     Effective September 1, 2000, the Company's management reorganized the way its businesses are managed and internally reported. A new segment named Country Operations was created. This new segment includes the former Farm Marketing & Supply business previously included in the Grain Marketing and Farm Marketing & Supply segment, and also the Country Services, hedging and insurance services formerly included in Corporate and Other. With the reorganization there are five business segments. These segments, which are based on products and services, include Agronomy, Energy, Grain Marketing, Country Operations, and Processed Grains and Foods. Reconciling Amounts represent the elimination of intracompany sales between segments. The prior period's segment information has been restated to reflect the change in segments. Due to cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

     Segment information for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                                                  PROCESSED    CORPORATE
                                                           GRAIN       COUNTRY    GRAINS AND      AND      RECONCILING
                               AGRONOMY      ENERGY      MARKETING   OPERATIONS     FOODS        OTHER       AMOUNTS        TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)

For the year ended
 August 31, 2001:
Net sales ..................               $2,781,243   $3,514,314   $1,577,268   $  662,726                $ (782,539)  $7,753,012
Patronage dividends ........  $      196          712          840        3,683          339   $      207                     5,977
Other revenues .............                    4,036       22,964       80,365         (238)       9,127                   116,254
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     196    2,785,991    3,538,118    1,661,316      662,827        9,334     (782,539)   7,875,243
Cost of goods sold .........                2,549,099    3,514,575    1,569,884      619,184                  (782,539)   7,470,203
Marketing, general and
 administrative ............       8,503       48,432       20,851       54,848       44,870        6,542                   184,046
Interest ...................      (4,529)      25,097        8,144       15,695       13,026        4,003                    61,436
Equity (income) loss from
 investments ...............      (7,360)       4,081       (4,519)        (246)     (35,505)      15,055                   (28,494)
Minority interests .........                   34,713                       385                                              35,098
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
 taxes .....................  $    3,582   $  124,569   $     (933)  $   20,750   $   21,252   $  (16,266)  $       --   $  152,954
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Total identifiable assets at
 August 31, 2001 ...........  $  230,051   $1,154,036   $  345,696   $  679,053   $  430,871   $  217,612                $3,057,319
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
For the year ended
 August 31, 2000:
Net sales ..................  $  808,659   $2,959,622   $3,453,807   $1,409,892   $  584,052                $ (718,182)  $8,497,850
Patronage dividends ........         224          311          861        3,830          100   $      168                     5,494
Other revenues .............       5,817        2,792       15,440       68,322          (10)       5,110                    97,471
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 814,700    2,962,725    3,470,108    1,482,044      584,142        5,278     (718,182)   8,600,815
Cost of goods sold .........     764,744    2,862,715    3,439,863    1,404,120      547,234                  (718,182)   8,300,494
Marketing, general and
 administrative ............      20,832       43,332       19,956       45,478       21,462        4,206                   155,266
Interest ...................      (3,512)      27,926        8,701       12,782        9,851        1,818                    57,566
Equity loss (income) from
 investments ...............       4,336         (856)      (6,452)      (1,007)     (24,367)          21                   (28,325)
Minority interests .........                   24,443                       103                                              24,546
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
 taxes .....................  $   28,300   $    5,165   $    8,040   $   20,568   $   29,962   $     (767)  $       --   $   91,268
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Total identifiable assets at
 August 31, 2000 ...........  $  228,277   $1,379,019   $  321,813   $  660,358   $  391,286   $  191,927                $3,172,680
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

11.  SEGMENT REPORTING (CONTINUED)

                                                                                 PROCESSED    CORPORATE
                                                          GRAIN      COUNTRY     GRAINS AND      AND      RECONCILING
                               AGRONOMY     ENERGY      MARKETING   OPERATIONS     FOODS        OTHER       AMOUNTS        TOTAL
                              ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
For the year ended
 August 31, 1999:
Net sales ..................  $  653,629  $1,381,282   $3,200,629   $1,270,123   $  556,757                $ (681,086)  $6,381,334
Patronage dividends ........         184      (1,236)        (393)       7,146         (492)  $      667                     5,876
Other revenues .............                     717       17,267       60,606            3        2,587                    81,180
                              ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 653,813   1,380,763    3,217,503    1,337,875      556,268        3,254     (681,086)   6,468,390
Cost of goods sold .........     621,165   1,264,995    3,183,434    1,271,300      533,479                  (681,086)   6,193,287
Marketing, general and
 administrative ............      16,605      51,057       22,419       41,307       17,852        2,791                   152,031
Interest ...................       1,413      16,584        7,510       10,184        6,561          186                    42,438
Equity loss (income) from
 investments ...............       1,386      (4,741)      (5,145)      (1,250)     (12,193)        (420)                  (22,363)
Minority interests .........                   9,889                       128                                              10,017
                              ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes .  $   13,244  $   42,979   $    9,285   $   16,206   $   10,569   $      697   $       --   $   92,980
                              ==========  ==========   ==========   ==========   ==========   ==========   ==========   ==========

12.  COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL -- The Company is required to comply with various environmental laws and regulations incidental to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the future costs of remediation of identified issues, which are included in cost of goods sold in the consolidated statements of operations. Additional costs for matters, which may be identified in the future, cannot be presently determined. The resolution of any such matters may have an impact on the Company's consolidated financial results for a particular reporting period; however, management believes any such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     OTHER LITIGATION AND CLAIMS -- The Company is involved as a defendant in various lawsuits, claims and disputes which are in the normal course of the Company's business. The resolution of any such matters may have an impact on the Company's consolidated financial results for a particular reporting period; however, management believes any resulting liability will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     INTERNAL REVENUE SERVICE -- Certain income tax returns have been reviewed by the Internal Revenue Service and various state tax authorities. In connection with these reviews, certain adjustments have been proposed which, if upheld, could result in additional tax liability to the Company. While the outcome of any proposed adjustments may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that any tax assessment which may result from these adjustments will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     GRAIN STORAGE -- As of August 31, 2001 and 2000, the Company stored grain and processed grain products for third parties totaling $177.0 million and $127.0 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company's inventories.

     GUARANTEES -- The Company is a guarantor for lines of credit for related companies totaling up to $76.7 million, of which $30.5 million was outstanding as of August 31, 2001. All outstanding loans with respective creditors are current as of August 31, 2001.

     LEASE COMMITMENTS -- The Company leases approximately 2,300 rail cars with remaining lease terms of one to 10 years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was $34.1 million, $38.0 million and $29.8 million for the years ended August 31, 2001, 2000 and 1999, respectively. Mileage credits and sublease income were $11.0 million, $10.6 million and $12.8 million for the years ended August 31, 2001, 2000 and 1999, respectively.

     Minimum future lease payments, required under noncancellable operating leases as of August 31, 2001, are as follows:

                                                                               EQUIPMENT
                                                    RAIL CARS     VEHICLES     AND OTHER       TOTAL
                                                   -----------   ----------   -----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
   2002 ........................................     $12,939      $ 6,085       $16,445      $ 35,469
   2003 ........................................       8,976        4,100        13,227        26,303
   2004 ........................................       4,781        2,740         9,249        16,770
   2005 ........................................       3,051        1,461         2,968         7,480
   2006 ........................................       1,537          656         2,778         4,971
   Thereafter ..................................       4,948           87         7,802        12,837
                                                     -------      -------       -------      --------
   Total minimum future lease payments .........     $36,232      $15,129       $52,469      $103,830
                                                     =======      =======       =======      ========

13.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                             2001          2000         1999
                                                          ----------    ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
   Net cash paid during the period for:
    Interest .........................................    $  63,034      $57,062      $42,765
    Income taxes .....................................       11,709        3,785        8,161
   Other significant noncash transactions:
    (Distributions)/contributions of inventories of
     minority interest ...............................      (54,399)      54,399
    Capital equity certificates issued in exchange for
     elevator properties .............................        5,481        7,921       14,714
    Equity Participation Units issued ................        1,045

14.  SUBSEQUENT EVENTS

     The Company markets refined petroleum products including gasoline, diesel fuels, propane and lubricants under the Cenex brand through Country Energy, LLC, a joint sales, marketing and distribution venture with Farmland Industries. The Company has signed a letter of intent to purchase Farmland's wholesale energy business in early fiscal 2002, including their outstanding interest in Country Energy. The transaction, subject to a definitive agreement, will make Country Energy a wholly-owned subsidiary.

     In September 2001, the Company signed a non-binding letter of intent to form a joint venture with Cargill, Incorporated to engage in wheat flour milling in North America. The Company would hold a 24% interest in the joint venture. The transaction is subject to definitive agreement and government approvals.

     Effective October 31, 2001, the Company filed a Registration Statement on Form S-2/A with the Securities and Exchange Commission, which offers for sale fifty million shares of 8% preferred stock with an offering price of $1.00 per share.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Members and Patrons of Cenex Harvest States Cooperatives:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equities and comprehensive income and cash flows present fairly, in all material respects, the financial position of Cenex Harvest States Cooperatives and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 19, 2001

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                                            AUGUST 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Receivables ......................................    $27,936      $30,011
 Inventories ......................................     14,930       25,449
 Other current assets .............................        707           18
                                                       -------      -------
  Total current assets ............................     43,573       55,478

Property, plant and equipment .....................     48,541       40,270
Other assets ......................................        497
                                                       -------      -------
  TOTAL ASSETS ....................................    $92,611      $95,748
                                                       =======      =======
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives .........    $15,073      $15,891
 Accounts payable .................................     11,293        9,028
 Accrued expenses .................................      5,818        5,976
                                                       -------      -------
  Total liabilities ...............................     32,184       30,895

Commitments and contingencies
Defined Business Unit equity ......................     60,427       64,853
                                                       -------      -------
  TOTAL LIABILITIES AND DEFINED BUSINESS
   UNIT EQUITY ....................................    $92,611      $95,748
                                                       =======      =======

    The accompanying notes are an integral part of the financial statements.

             OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
        (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                           STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED AUGUST 31,
                                                   ---------------------------------------
                                                       2001          2000          1999
                                                   -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales .....................................    $349,498      $340,557      $370,610
 Other revenues ................................         189           160            30
                                                    --------      --------      --------
                                                     349,687       340,717       370,640
                                                    --------      --------      --------
COSTS AND EXPENSES:
 Cost of goods sold ............................     330,540       315,563       350,954
 Marketing, general and administrative .........       6,009         5,131         5,095
 Interest ......................................          42            18           557
                                                    --------      --------      --------
                                                     336,591       320,712       356,606
                                                    --------      --------      --------
INCOME BEFORE INCOME TAXES .....................      13,096        20,005        14,034
INCOME TAXES ...................................         245         1,330           800
                                                    --------      --------      --------
  NET INCOME ...................................    $ 12,851      $ 18,675      $ 13,234
                                                    ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                       STATEMENTS OF DEFINED BUSINESS UNIT
                         EQUITY AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



BALANCE, SEPTEMBER 1, 1998 .......................................    $  58,477

 Net and comprehensive income ....................................       13,234
 Defined Business Unit equity distributed to the Company .........      (10,517)
                                                                      ---------
BALANCE, AUGUST 31, 1999 .........................................       61,194

 Net and comprehensive income ....................................       18,675
 Defined Business Unit equity distributed to the Company .........      (15,016)
                                                                      ---------
BALANCE, AUGUST 31, 2000 .........................................       64,853

 Equity Participation Units redeemed .............................       (5,472)
 Net and comprehensive income ....................................       12,851
 Defined Business Unit equity distributed to the Company .........      (11,805)
                                                                      ---------

BALANCE, AUGUST 31, 2001 .........................................    $  60,427
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS


                                                                   FOR THE YEARS ENDED AUGUST 31,
                                                             ------------------------------------------
                                                                 2001           2000           1999
                                                             ------------   ------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................    $  12,851      $  18,675      $  13,234
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ..........................................        2,851          2,609          2,330
   Loss on sale of property, plant and equipment .........                          35            204
   Deferred income tax benefit ...........................       (1,196)
 Changes in operating assets and liabilities:
   Receivables ...........................................        2,075         (5,361)         4,053
   Inventories ...........................................       10,519         (8,365)         1,485
   Other current assets and other assets .................           10            (18)
   Accounts payable and accrued expenses .................        2,107          5,009            675
                                                              ---------      ---------      ---------
    Net cash provided by operating activities ............       29,217         12,584         21,981
                                                              ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ............      (11,122)        (3,936)        (5,939)
 Proceeds from disposition of property, plant and
  equipment ..............................................                          23
                                                              ---------      ---------      ---------
   Net cash used in investing activities .................      (11,122)        (3,913)        (5,939)
                                                              ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in due to Cenex Harvest States
  Cooperatives ...........................................         (818)         6,345         (5,525)
 Equity Participation Units redeemed .....................       (5,472)
 Defined Business Unit equity distributed to the
  Company ................................................      (11,805)       (15,016)       (10,517)
                                                              ---------      ---------      ---------
    Net cash used in financing activities ................      (18,095)        (8,671)       (16,042)
                                                              ---------      ---------      ---------
INCREASE (DECREASE) IN CASH ..............................           --             --             --
CASH AT BEGINNING OF PERIOD ..............................
                                                              ---------      ---------      ---------
CASH AT END OF PERIOD ....................................    $      --      $      --      $      --
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

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' (the Company) Oilseed Processing and Refining Defined Business Unit (the Defined Business Unit) is a Defined Business Unit of the Company and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Oilseed Processing and Refining Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates a single soybean crushing and oil refining plant in Mankato, Minnesota and serves customers throughout the United States of America.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES -- Inventories consisting of oilseed and processed oilseed products are stated at net realized value, which approximates market.

     DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations from oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's assessment of its exposure from expected price fluctuations. The Company also manages its risk by entering into fixed price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by counterparties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

     Changes in market value of futures and option contracts are recognized in the statements of operations in the period such changes occur. The fair value of these contracts are determined primarily from quotes listed on regulated commodity exchanges.

     Fixed price forward purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. Changes in market value are recognized in the statements of operations in the period such changes occur. The unrealized gains and losses on these contracts were not material as of August 31, 2001 and 2000.

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of the adoption did not have a material effect on the Company's earnings or financial position, since each of the contracts described above were considered by the Company to be derivative financial instruments and were carried at fair value under the Company's previous accounting.

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

     The Company periodically reviews property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. In a review, should the sum of the related, expected future net cash flows be less than the carrying

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value, an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

     Results of operations of the Defined Business Unit are included in the consolidated federal income tax return of the Company. The Company's policy provides for the payment of taxes as calculated on an individual business entity basis for each of its Defined Business Units, accordingly, the Defined Business Unit has recorded tax expense as though on a stand alone basis.

     REVENUE RECOGNITION -- Sales of processed oilseeds are recognized upon shipment and title transfer to customers. During 2001, the Oilseed Processing and Refining Defined Business Unit adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect was not material to the Defined Business Unit.

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

     RECENT ACCOUNTING PRONOUNCEMENTS -- Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Accordingly, the Oilseed Refining and Processing Defined Business Unit has presented such amounts as a component of net sales for the year ended August 31, 2001, and reclassified from cost of goods sold $15,338 and $12,568 for the years ended August 31, 2000 and 1999, respectively, to conform to the current-year presentation. Costs incurred for shipping and handling are reported as a component of cost of goods sold.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. These statements, in summary, eliminate the use of the pooling method of accounting for business combinations occurring in the future, and discontinue the amortization of acquired goodwill, subject to periodic impairment testing. The Company expects to adopt the new standard in the first fiscal quarter of 2002. The adoption is not expected to have a material effect on the Defined Business Unit.

     The Company is currently reviewing and analyzing the effects of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

2.   RECEIVABLES

     Receivables at August 31, 2001 and 2000 are as follows:

                                                         2001         2000
                                                      ----------   ----------
   Trade ..........................................    $28,331      $30,406
   Less allowances for doubtful accounts ..........        395          395
                                                       -------      -------
                                                       $27,936      $30,011
                                                       =======      =======

3.   INVENTORIES

     Inventories at August 31, 2001 and 2000 are as follows:

                                                         2001         2000
                                                      ----------   ----------
   Processed oilseed products .....................    $13,087      $22,075
   Oilseed ........................................      1,843        3,374
                                                       -------      -------
                                                       $14,930      $25,449
                                                       =======      =======

4.   PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment at August 31, 2001 and 2000 are as follows:

                                                        ESTIMATED
                                                       USEFUL LIFE
                                                        IN YEARS        2001         2000
                                                      ------------   ----------   ---------
   Land ...........................................                   $  2,072     $ 2,072
   Elevators, crushing plant and refinery .........     15 to 20        24,224      23,970
   Machinery and equipment ........................      5 to 18        63,027      60,434
   Furniture and fixtures .........................      3 to 12           522         473
   Other ..........................................      5 to 12            71          71
   Construction in progress .......................                     10,946       2,719
                                                                      --------     -------
                                                                       100,862      89,739
   Less accumulated depreciation ..................                     52,321      49,469
                                                                      --------     -------
                                                                      $ 48,541     $40,270
                                                                      ========     =======

     Interest expense amounting to $460 was capitalized during the current year.

5.   DUE TO CENEX HARVEST STATES COOPERATIVES

     The Defined Business Unit satisfies its working capital needs through borrowings, both long-term and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this arrangement at August 31, 2001 and 2000 totaled $15,073 and $15,891, respectively.

     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate that approximates the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 6.2%, 6.7% and 5.8% for the years ended August 31, 2001, 2000 and 1999, respectively. Amounts due from the Company receive interest in the same manner at the same rate.

     Long-term borrowings, if needed, could be obtained at the Company's long-term borrowing rate. No long-term borrowings were outstanding at August 31, 2001 or 2000.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

6.   DEFINED BUSINESS UNIT EQUITY

     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers are identified as Defined Members or representatives of Defined Members which, are persons or associations of producers engaged in the production of agricultural products. The purchasers of EPUs have the right and obligation to deliver annually the number of bushels of soybeans equal to the number of units held. Unit holders participate in the net patronage sourced income from operations of the Oilseed Processing and Refining Defined Business Unit as patronage refunds distributed by the Company. EPUs represent an ownership interest in the Company, not the Defined Business Unit.

     Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, the resolution was ratified by the Company's members and beginning with fiscal year 2001 patronage distributions will be based on financial statement earnings.

     During 2001, the Company's Board of Directors also adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit
(EPU) for each EPU held due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Oilseed Processing and Refining Defined Investment Program. The Company redeemed all the EPUs and the assets of the Oilseed Processing and Refining Defined Business Unit were allocated to the Company as provided in the plan. The plan included the buy back of the outstanding Oilseed Processing and Refining Defined Member EPUs, at the original price of $4.00 per unit, or a total of $5,227. The plan also provided to the Oilseed Processing and Refining Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued totaling $245, and a 100% cash distribution during 2002 for the patronage dividends earned for the fiscal year ended August 31, 2001. Such 2001 patronage amounts are included as a component of equity distributed to the Company.

7.   RETIREMENT PLANS

     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees, including those employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal laws and regulations. Plan assets consist principally of corporate obligations, U.S. government bonds, money market funds and immediate participation guarantee contracts. Pension costs charged to the Defined Business Unit for the years ended August 31, 2001, 2000 and 1999 were $188, $281 and $538, respectively.

     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at August 31, 2001 and 2000 for the Company's plan is as follows:

                                                                              2001          2000
                                                                          -----------   -----------
   Projected benefit obligation for service rendered to date ..........    $180,361      $190,709
   Plan assets at fair value ..........................................     166,316       187,413

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.5% at August 31, 2001 (7.5% at August 31, 2000 and 7.0% at August 31, 1999) and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the years ended August 31, 2001, 2000 and 1999.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

8.   POSTRETIREMENT MEDICAL AND OTHER BENEFITS

     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 2001 and 2000:

                                                                          2001         2000
                                                                       ----------   ----------
   Total postretirement benefit obligation .........................    $ 16,137     $ 15,700
   Unrecognized transition obligation ..............................      (8,691)      (9,425)
   Unrecognized net gains ..........................................       7,826        6,708
                                                                        --------     --------
   Accrued postretirement medical and other benefit costs ..........    $ 15,272     $ 12,983
                                                                        ========     ========

     The net periodic costs charged to the Defined Business Unit for the years ended August 31, 2001, 2000 and 1999 were $266, $382 and $258, respectively.


     The calculations assumed a discount rate of 7.5% at August 31, 2001 (7.5% at August 31, 2000 and 7.0% at August 31, 1999) and a health care cost trend rate of 7.5% for the year ending August 31, 2001, declining to 6.0% for 2003 and remaining at that level thereafter.

9.   INCOME TAXES

     A reconciliation of the statutory federal tax rate to the effective rate for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                             -----------------------------------
                                                               2001         2000          1999
                                                             --------     --------      --------
   Statutory federal income tax rate .....................     35.0%         35.0%        35.0%
   State and local income taxes, net of federal income ...
    tax benefit ..........................................      3.9           3.9          3.9
   Patronage earnings ....................................    (29.3)        (32.3)       (33.2)
   Change in patronage determination .....................     (7.7)
                                                             ------        ------       ------
   Effective rate ........................................      1.9%          6.6%         5.7%
                                                             ======        ======       ======

     Effective September 1, 2000, the Company computes patronage distributions based on financial statement earnings. As a result, the tax rate applied to the Oilseed Processing and Refining Defined Business Unit's temporary differences between financial statement earnings and earnings used for tax reporting purposes changed. In connection with the change in patronage determination, the Defined Business Unit recorded a deferred tax benefit of $1,015. At August 31, 2001, the Defined Business Unit includes a current deferred income tax asset of $699 and a long-term deferred income tax asset of $497.

10.  COMMITMENTS AND CONTINGENCIES

     Noncancellable operating leases for approximately 392 rail cars with remaining lease terms of one to fifteen years are used by the Defined Business Unit. The Defined Business Unit also leases certain property and equipment under operating lease agreements.

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $3,525, $3,848 and $3,326 for the years ended August 31, 2001, 2000 and 1999, respectively.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Minimum future rental payments due under noncancellable operating leases at August 31, 2001 are as follows:

   2002 ........................................................    $ 3,422
   2003 ........................................................      3,205
   2004 ........................................................      2,731
   2005 ........................................................      2,387
   2006 ........................................................      2,241
   2007 and thereafter .........................................      7,647
                                                                    -------
                                                                    $21,633
                                                                    =======

     There are various lawsuits and administrative proceedings incidental to the business of the Defined Business Unit. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Defined Business Unit will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial position, results of operations or cash flows of the Defined Business Unit taken as a whole.

     At August 31, 2001, the operations of the Defined Business Unit had outstanding priced oilseed purchase contracts of 584,031 bushels at prices ranging from $3.82 per bushel to $5.32 per bushel, and outstanding oil purchase contracts of 97,283,400 pounds at prices ranging from $0.12 per pound to $0.21 per pound. In addition, the operations of the Defined Business Unit had outstanding priced sales contracts totaling approximately $63,918.

     In connection with the Defined Business Unit's proposed construction of a crushing plant in Fairmont, Minnesota, the City of Fairmont paid $111 and $897 to the Defined Business Unit during fiscal 2001 and 1999, respectively. The Defined Business Unit will have to repay these amounts, plus interest, to the City of Fairmont in the event it does not meet specified construction target dates. These amounts have been included in accounts payable and accrued expenses on the balance sheet at August 31, 2001 and 2000.

11.  RELATED PARTY TRANSACTIONS

     Revenues for the years ended August 31, 2001, 2000 and 1999 include $42,126, $59,833 and $94,072, respectively, to related parties, primarily an entity related to the Company. Receivables due from this related party were $5,246 and $4,082 as of August 31, 2001 and 2000, respectively.

     The Defined Business Unit purchases a portion of its soybeans from the Company. Included in cost of goods sold for the years ended August 31, 2001, 2000 and 1999 were $10,539, $14,849 and $18,180, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its Defined Business Units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the Defined Business Units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to the Defined Business Units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for each of the three years ended August 31, 2001 were $900.

              OILSEED PROCESSING AND REFINING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AND PER POUND AMOUNTS) (CONTINUED)

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities are as follows for the years ended August 31, 2001, 2000 and 1999:

                                                             2001      2000       1999
                                                            ------   --------   -------
   Net cash settlements to the Company during the period
    related to:
     Interest ...........................................    $502     $   18     $557
     Income taxes .......................................     245      1,330      800

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, defined business unit equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of the Oilseed Processing and Refining Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Oilseed Processing and Refining Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 19, 2001

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                                 BALANCE SHEETS


                                                              AUGUST 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
 Receivables ........................................    $ 35,031     $ 33,737
 Inventories ........................................      12,264       19,537
 Unrealized gains on derivative instruments .........      10,685
 Other current assets ...............................       3,722           83
                                                         --------     --------
   Total current assets .............................      61,702       53,357

Property, plant and equipment .......................     124,571      128,151
Other assets ........................................         558        8,348
                                                         --------     --------
   TOTAL ASSETS .....................................    $186,831     $189,856
                                                         ========     ========
LIABILITIES AND DEFINED BUSINESS UNIT EQUITY

CURRENT LIABILITIES:
 Due to Cenex Harvest States Cooperatives ...........    $ 81,352     $ 67,956
 Current portion of long-term debt ..................       7,163        7,410
 Accounts payable ...................................       4,492        5,201
 Accrued expenses ...................................       4,012        3,462
                                                         --------     --------
   Total current liabilities ........................      97,019       84,029

Long-term debt, net of current portion ..............      33,344       40,100
Commitments and contingencies
Defined Business Unit equity ........................      56,468       65,727
                                                         --------     --------
   TOTAL LIABILITIES AND DEFINED BUSINESS
    UNIT EQUITY .....................................    $186,831     $189,856
                                                         ========     ========

    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF OPERATIONS


                                                         FOR THE YEARS ENDED AUGUST 31,
                                                   -------------------------------------------
                                                        2001           2000           1999
                                                   -------------   -----------   -------------
                                                             (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales .....................................     $ 257,084      $234,467       $ 186,148
                                                     ---------      --------       ---------
COSTS AND EXPENSES:
 Cost of goods sold ............................       247,739       225,605         182,525
 Marketing, general and administrative .........         8,938         9,385          10,610
 Loss on assets held for disposal ..............         7,548
 Interest ......................................         7,842         6,876           5,184
 Other .........................................           137           170             826
                                                     ---------      --------       ---------
                                                       272,204       242,036         199,145
                                                     ---------      --------       ---------
LOSS BEFORE INCOME TAXES .......................       (15,120)       (7,569)        (12,997)
INCOME TAX BENEFIT .............................        (3,940)         (965)         (1,125)
                                                     ---------      --------       ---------
  NET LOSS .....................................     $ (11,180)     $ (6,604)      $ (11,872)
                                                     =========      ========       =========

    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                       STATEMENTS OF DEFINED BUSINESS UNIT
                     EQUITY AND COMPREHENSIVE INCOME (LOSS)
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


BALANCE, SEPTEMBER 1, 1998 ..........................................    $  68,033

 Net and comprehensive loss .........................................      (11,872)
 Defined Business Unit equity loss allocated to the Company .........       10,179
                                                                         ---------
BALANCE, AUGUST 31, 1999 ............................................       66,340

 Net and comprehensive loss .........................................       (6,604)
 Defined Business Unit equity loss allocated to the Company .........        5,991
                                                                         ---------
BALANCE, AUGUST 31, 2000 ............................................       65,727

 Equity Participation Units redeemed ................................       (9,066)
 Net and comprehensive loss .........................................      (11,180)
 Defined Business Unit equity loss allocated to the Company .........       10,987
                                                                         ---------
BALANCE, AUGUST 31, 2001 ............................................    $  56,468
                                                                         =========

    The accompanying notes are an integral part of the financial statements.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                            STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED AUGUST 31,
                                                             --------------------------------------------
                                                                  2001           2000            1999
                                                             -------------   ------------   -------------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................     $ (11,180)     $  (6,604)      $ (11,872)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization .........................         7,941          7,309           5,928
   Loss on assets held for disposal ......................         7,548
   Loss on disposal of property, plant and equipment .....           325            171             757
   Unrealized gains on derivative instruments ............       (10,685)
   Deferred income tax benefit ...........................        (1,118)
 Changes in operating assets and liabilities:
   Receivables ...........................................        (1,294)        (2,777)          4,268
   Inventories ...........................................         7,273         (5,198)          4,556
   Other current assets and other assets .................        (3,079)           127             219
   Accounts payable and accrued expenses .................          (159)        (3,015)           (992)
                                                               ---------      ---------       ---------
    Net cash (used in) provided by operating
     activities ..........................................        (4,428)        (9,987)          2,864
                                                               ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ............        (4,036)       (24,118)        (18,738)
 Proceeds from the sale of property, plant and
  equipment ..............................................            20            101
                                                               ---------      ---------       ---------
    Net cash used in investing activities ................        (4,016)       (24,017)        (18,738)
                                                               ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in due to Cenex Harvest States
  Cooperatives ...........................................        13,396         19,018          15,700
 Long-term debt borrowings ...............................           566         19,000
 Principal payments on long-term debt ....................        (7,439)       (10,005)        (10,005)
 Equity Participation Units redeemed .....................        (9,066)
 Defined Business Unit equity allocated to the
  Company ................................................        10,987          5,991          10,179
                                                               ---------      ---------       ---------
    Net cash provided by financing activities ............         8,444         34,004          15,874
                                                               ---------      ---------       ---------
INCREASE (DECREASE) IN CASH ..............................            --             --              --
CASH AT BEGINNING OF PERIOD ..............................
                                                               ---------      ---------       ---------
CASH AT END OF PERIOD ....................................     $      --      $      --       $      --
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

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- Cenex Harvest States Cooperatives' (the Company) Wheat Milling Defined Business Unit (the Defined Business Unit) is a Defined Business Unit of the Company and is not organized as a separate legal entity. The purpose of the Defined Business Unit is to carry on the operations of the Wheat Milling Division. The assets and liabilities of the Defined Business Unit continue to be 100% owned by the Company. The Defined Business Unit operates commercial bakery and semolina flour milling facilities in Mount Pocono, Pennsylvania; Rush City, Minnesota; Fairmount, North Dakota; Kenosha, Wisconsin; and Houston, Texas. These mills produce semolina and durum flour, which are the primary ingredients in pasta products and wheat flour in the bakery industry. The Defined Business Unit serves customers throughout the United States of America.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported Defined Business Unit net income or equity.

     CASH MANAGEMENT -- The Defined Business Unit draws all of its cash requirements from and deposits all cash generated with the Company's centralized cash management system.

     INVENTORIES -- Inventories consisting of grain and processed grain products, primarily flour, are stated at net realizable value, which approximates market.

     DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations from grain and processed grain transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's assessment of its exposure from expected price fluctuations. The Company also manages its risk by entering into fixed price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by counterparties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

     Changes in market value of futures and option contracts are recognized in the statements of operations in the period such changes occur. The fair value of these contracts are determined primarily from quotes listed on regulated commodity exchanges.

     Fixed price forward purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. Changes in market value are recognized in the statements of operations in the period such changes occur.

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of the adoption did not have a material effect on the Company's earnings or financial position, since each of the contracts described above are considered by the Company to be derivative financial instruments and were carried at fair value under the Company's previous accounting. The net unrealized gains and losses on these contracts were $6,324 as of August 31, 2000. Prior to the adoption of SFAS No. 133, unrealized gains on derivative instruments were recorded as a component of inventory.

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

     The Company periodically reviews property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. In a review, should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     INTANGIBLE ASSETS -- Intangible assets, which consisted primarily of goodwill and leasehold rights, were amortized using the straight-line method over 15 to 18 years.

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

     REVENUE RECOGNITION -- Sales of processed grains are recognized upon shipment and transfer of title to customers. During 2001, the Wheat Milling Defined Business Unit adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect was not material to the Defined Business Unit.

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

     RECENT ACCOUNTING PRONOUNCEMENTS -- Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs", is effective for all fiscal years beginning after December 15, 1999. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Accordingly, the Wheat Milling Defined Business Unit has presented such amounts as a component of net sales for the year ended August 31, 2001, and reclassified from cost of goods sold $15,134 and $12,015 for the years ended August 31, 2000 and 1999, respectively, to conform to the current-year presentation. Costs incurred for shipping and handling are reported as a component of cost of goods sold.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. These statements, in summary, eliminate the use of the pooling method of accounting for business combinations occurring in the future, and discontinue the amortization of acquired goodwill, subject to periodic impairment testing. The Company expects to adopt the new standard in the first fiscal quarter of 2002. The adoption is not expected to have a material effect on the Defined Business Unit.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company is currently reviewing and analyzing the effects of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

2.   RECEIVABLES

     Receivables at August 31, 2001 and 2000 are as follows:

                                                                 2001         2000
                                                              ----------   ----------
   Trade ..................................................    $35,875      $34,576
   Other ..................................................        880          810
                                                               -------      -------
                                                                36,755       35,386
   Less allowances for doubtful accounts ..................      1,724        1,649
                                                               -------      -------
                                                               $35,031      $33,737
                                                               =======      =======

3.   INVENTORIES

     Inventories at August 31, 2001 and 2000 are as follows:


                                                                  2001        2000
                                                               ---------   ---------
   Grain ...................................................    $ 9,291     $ 9,610
   Processed grain products ................................      2,012       9,288
   Other ...................................................        961         639
                                                                -------     -------
                                                                $12,264     $19,537
                                                                =======     =======

4.   LONG-LIVED ASSETS

     PROPERTY, PLANT AND EQUIPMENT -- Major classes of property, plant and equipment at August 31, 2001 and 2000 are as follows:

                                               ESTIMATED
                                              USEFUL LIFE
                                               IN YEARS         2001          2000
                                             ------------   -----------   -----------
   Land ..................................                   $  1,808      $  1,808
   Grain processing plants ...............      15 to 45       67,224        66,941
   Machinery and equipment ...............       5 to 20       85,382        78,841
   Construction in progress ..............                      3,840         7,162
                                                             --------      --------
                                                              158,254       154,752
   Less accumulated depreciation .........                     33,683        26,601
                                                             --------      --------
                                                             $124,571      $128,151
                                                             ========      ========

     In April 2000, the Defined Business Unit completed the purchase of a mill and related equipment in Fairmount, North Dakota for $19,900.

     Intangible assets at August 31, 2000 included goodwill of $6,100 and leasehold rights of $11,914, less accumulated amortization of $2,510 and $7,156, respectively.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

5.   RESTRUCTURING CHARGES

     In May 2001, management, in efforts to consolidate its manufacturing facilities, approved and committed to a plan to cease operations and to dispose of the assets at its Huron, Ohio mill. Discussions with potential buyers indicate that the carrying amount of the related assets exceed the estimated net realizable value and, as such, the financial statements reflect a loss on assets held for disposal of $7,548, primarily related to identifiable intangible assets and goodwill. Additionally, the Wheat Milling Defined Business Unit recorded $429 of severance costs, related to the elimination of employee positions at the Huron mill, during the fourth quarter of fiscal 2001, in connection with the announcement to the employees.

6.   BORROWINGS

     DUE TO CENEX HARVEST STATES COOPERATIVES -- The Defined Business Unit satisfies its working capital needs through borrowings, both long-term and short-term, from the Company to the extent the Company's borrowing capacity permits. Amounts outstanding under this short-term arrangement at August 31, 2001 and 2000 totaled $81,352 and $67,956, respectively.

     The Company charges the Defined Business Unit interest on its daily average of short-term borrowings at a rate that approximates the weighted average interest rate on short-term borrowings of the Company. The weighted average borrowing rate of the Company's short-term borrowings was 6.2%, 6.7% and 5.8% for the years ended August 31, 2001, 2000 and 1999, respectively. Amounts due from the Company receive interest in the same manner at the same rate.

     LONG-TERM DEBT -- Long-term debt consisted of the following at August 31, 2001 and 2000:

                                                                   2001         2000
                                                                ----------   ----------
   Cenex Harvest States Cooperatives, with fixed and variable interest rates from 4.63% to 8.00%, due in installments
    through 2004 ............................................    $39,250      $46,410
   Industrial Development and Public Grain Elevator Revenue
    Bonds, payable through July 2004, with an interest rate
    of 7.4% .................................................        850        1,100
   Other, payable through 2011 with interest rates from 5.7%
    to 8.0% .................................................        407
                                                                 -------      -------
                                                                  40,507       47,510
   Less current portion .....................................      7,163        7,410
                                                                 -------      -------
   Long-term portion ........................................    $33,344      $40,100
                                                                 =======      =======

     During the year 2001, the Company, on behalf of the Wheat Milling Defined Business Unit assumed an "interest free" Rural Economic Development Loan in conjunction with the Fairmount, North Dakota mill acquisition totaling $450. This non-interest bearing loan, payable in monthly installments over nine years, has been discounted at 8% to reflect a present value principal balance due of $320 and an interest discount of $130. The Company also incurred long-term debt during the year 2001, on behalf of the Defined Business Unit in the amount of $116, payable to the Minnesota Department of Transportation quarterly over 120 months at 5.7% interest for the purpose of rail track rehabilitation at the Rush City mill.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

6.   BORROWINGS (CONTINUED)

     The principal maturities of long-term debt outstanding at August 31, 2001 are as follows:

   2002 ............................................................    $ 7,163
   2003 ............................................................     26,165
   2004 ............................................................      6,893
   2005 ............................................................         46
   2006 ............................................................         49
   Thereafter ......................................................        191
                                                                        -------
                                                                        $40,507
                                                                        =======

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

     Effective September 1, 2000, the Company's Board of Directors approved a resolution to compute patronage distributions based on earnings for financial statement purposes rather than tax basis earnings. On December 1, 2000, the resolution was ratified by the Company's members and beginning with fiscal year 2001 patronage distributions will be based on financial statement earnings.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Wheat Milling Defined Investment Program. The Company redeemed all of the EPUs and the assets of the Wheat Milling Defined Business Unit were allocated to the Company as provided in the plan. The plan included the buy back of the outstanding Defined Member EPUs at the original price of $2.00 per unit, or a total of $9,066. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the Equity Participation Unit holders of $193, which has been reflected as a reduction of the equity loss allocated to the Company.

8.   RETIREMENT PLANS

     The Company has noncontributory defined benefit retirement plans covering substantially all salaried and full-time hourly employees, including those employees of the Defined Business Unit. The retirement plan benefits for salaried employees are based on years of service and the participants' total compensation. Benefits for hourly employees are based on various monthly amounts for each year of credited service. The plans are funded by annual contributions to tax-exempt trusts in accordance with federal laws and regulations. Plan assets consist principally of corporate obligations, U.S. government bonds, money market funds and immediate participation guarantee contracts. Pension costs charged to the Defined Business Unit for the years ended August 31, 2001, 2000 and 1999 were $111, $193 and $247, respectively.

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

8.   RETIREMENT PLANS (CONTINUED)

     The Defined Business Unit's portion of the actuarial present value of accumulated benefit obligations and net pension assets available for benefits has not been determined. Selected information at August 31, 2001 and 2000 is as follows:

                                                                              2001          2000
                                                                          -----------   -----------
   Projected benefit obligation for service rendered to date ..........     $180,361      $190,709
   Plan assets at fair value ..........................................      166,316       187,413

     The determination of the actuarial present value of the projected benefit obligation was based on a weighted average discount rate of 7.5% at August 31, 2001 (7.5% at August 31, 2000 and 7.0% at August 31, 1999) and a rate of increase in future compensation of 5% for all periods. The expected long-term rate of return on plan assets was 9.0% for the years ended August 31, 2001, 2000 and 1999.


9.  POSTRETIREMENT MEDICAL AND OTHER BENEFITS

     The Company provides certain health care benefits for retired employees of the Defined Business Unit. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The accrued postretirement medical and other benefits costs of the Company that are not funded were as follows at August 31, 2001 and 2000:

                                                                               2001         2000
                                                                            ----------   ----------
   Total postretirement benefit obligation ..............................    $ 16,137     $ 15,700
   Unrecognized transition obligation ...................................      (8,691)      (9,425)
   Unrecognized net gains and other .....................................       7,826        6,708
                                                                             --------     --------
   Accrued postretirement medical and other benefit costs ...............    $ 15,272     $ 12,983
                                                                             ========     ========

     The net periodic costs charged to the Defined Business Unit for the years ended August 31, 2001, 2000 and 1999 were $40, $51 and $78, respectively.

     The calculations assumed a discount rate of 7.5% at August 31, 2001 (7.5% at August 31, 2000 and 7.0% at August 31, 1999) and a health care cost trend rate of 7.5% for the year ended August 31, 2001, declining to 6.0% for 2003 and remaining at that level thereafter.

10.  INCOME TAXES

     A reconciliation of the statutory federal tax rate to the effective rate for the years ended August 31, 2001, 2000 and 1999 is as follows:

                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                           -------------------------------------------
                                                              2001             2000            1999
                                                           ----------      -----------      ----------
   Statutory federal income tax rate .................        (35.0)%         (35.0)%         (35.0)%
   State and local income taxes, net of federal income
    tax benefit ......................................         (3.9)           (3.9)           (3.9)
   Patronage losses ..................................         27.0            26.1            30.2
   Non-deductible goodwill ...........................        (11.5)
   Change in patronage determination .................         (2.7)
                                                             ------          ------          ------
   Effective rate ....................................        (26.1)%         (12.8)%          (8.7)%
                                                             ======          ======          ======

     Effective September 1, 2000, the Company computes patronage distributions based on financial statement earnings. As a result, the tax rate applied to the Wheat Milling Defined Business Unit's temporary differences between financial statement earnings and earnings used for tax reporting

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

10.  INCOME TAXES (CONTINUED)

purposes changed. In connection with the change in patronage determination, the Defined Business Unit recorded a deferred tax benefit of $406. At August 31, 2001, the Defined Business Unit maintains a current deferred income tax asset of $560, a long-term deferred income tax asset of $558 and an income tax receivable of $2,821.

11.  COMMITMENTS AND CONTINGENCIES

     Noncancellable operating leases for approximately 311 rail cars with remaining lease terms of one to ten years are used by the Defined Business Unit. In addition, leases for a milling facility, grain elevator, certain vehicles and various manufacturing equipment are used by the Defined Business Unit.

     Total rent expense for all operating leases, net of rail car mileage credits received from the railroad, was $5,152, $4,312 and $2,261 for the years ended August 31, 2001, 2000 and 1999, respectively. Mileage credits were $37, $58 and $226 for the years ended August 31, 2001, 2000 and 1999, respectively.

     Minimum future rental payments due under these noncancellable operating leases at August 31, 2001 are as follows:

   2002 .............................................................    $2,262
   2003 .............................................................       784
   2004 .............................................................       226
   2005 .............................................................       124
   2006 .............................................................        92
   2007 and thereafter ..............................................       664
                                                                         ------
                                                                         $4,152
                                                                         ======

     There are various lawsuits and administrative proceedings incidental to the business of the Defined Business Unit. It is impossible, at this time, to estimate what the ultimate legal and financial liability of the Defined Business Unit will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial position, results of operations or cash flows of the Defined Business Unit taken as a whole.

     At August 31, 2001, the operations of the Defined Business Unit had outstanding grain purchase contracts of 11,937,988 bushels at prices for durum ranging from $3.90 per bushel to $5.50 per bushel and prices for spring wheat ranging from $3.14 per bushel to $4.01 per bushel and prices for winter wheat ranging from $3.03 per bushel to $4.09 per bushel. In addition, the operations of the Defined Business Unit had sales contracts outstanding of both semolina and commercial baking flour totaling approximately $83,633.

12.  RELATED PARTY TRANSACTIONS

     The Defined Business Unit purchases all of its durum and wheat from the Company. Included in cost of goods sold for the years ended August 31, 2001, 2000 and 1999 were $189,676, $141,512, and $115,571, respectively, of these purchases.

     Additionally, the Company performs various direct management services and incurs certain costs for its Defined Business Units and divisions. Such costs, including data processing, office services and insurance, are charged directly to the Defined Business Units and divisions. Indirect expenses, such as publications, board expense, executive management, legal, finance and human resources, are allocated to

                       WHEAT MILLING DEFINED BUSINESS UNIT
         (A DEFINED BUSINESS UNIT OF CENEX HARVEST STATES COOPERATIVES)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER BUSHEL AMOUNTS)

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

the defined business units and divisions based on approximate usage. Costs allocated to the Defined Business Unit for the years ended August 31, 2001, 2000 and 1999 were $1,692, $1,394 and $1,020, respectively.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities are as follows for the years ended August 31, 2001, 2000 and 1999:

                                                                   2001         2000         1999
                                                                ----------   ----------   ----------
   Net cash settlements to (received from) the Company during the period related to:
     Interest ................................................   $  7,548      $6,876      $  5,184
     Income taxes ............................................     (3,940)       (965)       (1,125)

14.  SUBSEQUENT EVENT

     In September 2001, the Company signed a non-binding letter of intent to form a joint venture with Cargill, Incorporated to engage in wheat flour milling in North America. The Company would hold a 24% interest in the joint venture. The transaction is subject to definitive agreement and government approvals.

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors of
Cenex Harvest States Cooperatives:

     In our opinion, the accompanying balance sheets and the related statements of operations, defined business unit equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of the Wheat Milling Defined Business Unit (a Defined Business Unit of Cenex Harvest States Cooperatives) as of August 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Wheat Milling Defined Business Unit's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota

October 19, 2001

                          INDEPENDENT AUDITORS' REPORT








Members Committee of Ventura Foods, LLC:

     We have audited the accompanying consolidated balance sheets of Ventura Foods, LLC and subsidiary (the "Company") as of March 31, 2001 and December 31, 2000 and 1999, and the related consolidated statements of income, members' capital, and cash flows for the three months ended March 31, 2001 and for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC and subsidiary as of March 31, 2001 and December 31, 2000 and 1999, and the results of their operations and their cash flows for the three months ended March 31, 2001 and for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for start-up activities in 1999.


DELOITTE & TOUCHE LLP

Los Angeles, California
July 27, 2001

                        VENTURA FOODS, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 AND DECEMBER 31, 2000 AND 1999

                                                                       2001              2000             1999
                                                                  --------------   ---------------   --------------
ASSETS (NOTE 4)

CURRENT ASSETS:
 Cash and cash equivalents (Note 2) ...........................    $ 14,150,000     $  4,285,000      $ 11,676,000
 Trade receivables, net of allowance for doubtful accounts
  of $854,000, $822,000, and $1,268,000 at 2001, 2000, and
  1999, respectively (Notes 2 and 5) ..........................      56,368,000       57,348,000        56,989,000
 Inventories (Note 2) .........................................      66,680,000       71,769,000        67,886,000
 Prepaid expenses and other current assets ....................       1,490,000        1,820,000         1,846,000
 Due from Wilsey Foods, Inc. (Note 5) .........................          47,000           48,000           341,000
 Unrealized gains on derivative instruments (Note 2) ..........      12,193,000
                                                                   ------------     ------------      ------------
   TOTAL CURRENT ASSETS .......................................     150,928,000      135,270,000       138,738,000
                                                                   ------------     ------------      ------------
PROPERTY (Note 2):
 Land, buildings, and improvements ............................      96,082,000       94,836,000        89,772,000
 Machinery and equipment ......................................     120,932,000      119,565,000       109,750,000
 Construction-in-progress .....................................       7,581,000        5,761,000         9,334,000
 Other property ...............................................       8,798,000        8,764,000         8,362,000
                                                                   ------------     ------------      ------------
   Total ......................................................     233,393,000      228,926,000       217,218,000
 Less accumulated depreciation and amortization ...............      84,178,000       81,596,000        71,814,000
                                                                   ------------     ------------      ------------
   Property, net ..............................................     149,215,000      147,330,000       145,404,000
                                                                   ------------     ------------      ------------
GOODWILL, Net of amortization of $15,180,000,
 $14,144,000, and $10,144,000 at 2001, 2000, and 1999,
 respectively (Notes 2 and 3) .................................      46,063,000       47,099,000        46,823,000
TRADEMARKS, Net of amortization of $5,862,000,
 $5,407,000, and $3,696,000 at 2001, 2000, and 1999,
 respectively (Note 2) ........................................      22,838,000       23,255,000        24,900,000
OTHER ASSETS, Net of amortization of $3,813,000,
 $3,512,000, and $2,792,000 at 2001, 2000, and 1999,
 respectively (Note 2) ........................................       5,304,000        5,500,000         6,019,000
                                                                   ------------     ------------      ------------
 TOTAL ........................................................    $374,348,000     $358,454,000      $361,884,000
                                                                   ============     ============      ============
LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable (Note 5) ....................................    $ 56,536,000     $ 59,479,000      $ 64,133,000
 Accrued liabilities (Note 5) .................................      21,334,000       18,082,000        15,874,000
 Accrued compensation (Note 6) ................................      11,217,000       10,926,000         9,723,000
 Dividends payable ............................................      18,625,000       10,312,000         4,843,000
 Bank lines of credit (Note 4) ................................       5,000,000                         15,000,000
 Current portion of long-term debt (Note 4) ...................      12,603,000       12,566,000        12,423,000
 Current portion of long-term liability -- Wilsey Foods,
  Inc. (Note 1) ...............................................         978,000          974,000           487,000
 Unrealized losses on derivative instruments (Note 2) .........       4,818,000
                                                                   ------------     ------------      ------------
   Total current liabilities ..................................     131,111,000      112,339,000       122,483,000
                                                                   ------------     ------------      ------------
LONG-TERM DEBT (Note 4) .......................................     109,936,000      110,527,000       123,087,000
                                                                   ------------     ------------      ------------
LONG-TERM LIABILITY -- WILSEY FOODS, INC.
 (Note 1) .....................................................                          491,000           978,000
                                                                   ------------     ------------      ------------
ACCRUED COMPENSATION (Note 6) .................................       1,557,000        9,407,000         3,144,000
                                                                   ------------     ------------      ------------
   Total liabilities ..........................................     242,604,000      232,764,000       249,692,000
COMMITMENTS AND CONTINGENCIES (Note 7) ........................
MEMBERS' CAPITAL ..............................................     131,744,000      125,690,000       112,192,000
                                                                   ------------     ------------      ------------
 TOTAL ........................................................    $374,348,000     $358,454,000      $361,884,000
                                                                   ============     ============      ============

                See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED
                        DECEMBER 31, 2000, 1999, AND 1998


                                                         2001              2000              1999              1998
                                                   ---------------   ---------------   ---------------   --------------
NET SALES (Notes 2 and 5) ......................    $215,187,000      $890,042,000      $918,043,000      $844,843,000

COST OF GOODS SOLD
 (Notes 2 and 5) ...............................     177,748,000       744,282,000       798,891,000       765,776,000
                                                    ------------      ------------      ------------      ------------
 GROSS PROFIT ..................................      37,439,000       145,760,000       119,152,000        79,067,000
                                                    ------------      ------------      ------------      ------------
OPERATING EXPENSES:
 Selling, general, and administrative
  (Notes 2 and 5) ..............................      20,121,000        78,145,000        69,127,000        54,210,000
 Amortization of intangibles (Note 2) ..........       1,581,000         6,431,000         6,379,000         3,840,000
                                                    ------------      ------------      ------------      ------------
   Total operating expenses ....................      21,702,000        84,576,000        75,506,000        58,050,000
                                                    ------------      ------------      ------------      ------------
OPERATING INCOME ...............................      15,737,000        61,184,000        43,646,000        21,017,000

INTEREST EXPENSE, Net ..........................       2,071,000         9,585,000        10,146,000        10,339,000

OTHER INCOME (Note 7) ..........................        (702,000)       (5,907,000)       (2,413,000)       (1,666,000)
                                                    ------------      ------------      ------------      ------------
INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE ..........................      14,368,000        57,506,000        35,913,000        12,344,000

CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE (Note 2) ...............................                                             563,000
                                                    ------------      ------------      ------------      ------------
NET INCOME .....................................    $ 14,368,000      $ 57,506,000      $ 35,350,000      $ 12,344,000
                                                    ============      ============      ============      ============

                See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
              THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


                                                                   CENEX
                                                                  HARVEST
                                                WILSEY            STATES
                                             FOODS, INC.       COOPERATIVES           TOTAL
                                           ---------------   ----------------   ----------------
BALANCE, JANUARY 1, 1998 ...............    $  46,520,000     $  31,013,000      $  77,533,000

 Net income ............................        7,406,000         4,938,000         12,344,000
 Dividends .............................       (5,555,000)       (3,703,000)        (9,258,000)
                                            -------------     -------------      -------------
BALANCE, DECEMBER 31, 1998 .............       48,371,000        32,248,000         80,619,000

 Net income ............................       21,210,000        14,140,000         35,350,000
 Contributions (Note 3) ................       12,000,000         8,000,000         20,000,000
 Dividends .............................      (14,266,000)       (9,511,000)       (23,777,000)
                                            -------------     -------------      -------------
BALANCE, DECEMBER 31, 1999 .............       67,315,000        44,877,000        112,192,000

 Net income ............................       30,593,000        26,913,000         57,506,000
 Transfer of interest (Note 1) .........      (11,775,000)       11,775,000
 Dividends .............................      (23,288,000)      (20,720,000)       (44,008,000)
                                            -------------     -------------      -------------
BALANCE, DECEMBER 31, 2000 .............       62,845,000        62,845,000        125,690,000

 Net income ............................        7,184,000         7,184,000         14,368,000
 Dividends .............................       (4,157,000)       (4,157,000)        (8,314,000)
                                            -------------     -------------      -------------
BALANCE, MARCH 31, 2001 ................    $  65,872,000     $  65,872,000      $ 131,744,000
                                            =============     =============      =============

                See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


                                                              2001            2000             1999             1998
                                                         -------------- ---------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................  $ 14,368,000   $  57,506,000    $  35,350,000    $  12,344,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization .......................     2,833,000      10,829,000        9,740,000        8,535,000
   Amortization of intangibles .........................     1,581,000       6,431,000        6,379,000        3,840,000
   Loss (gain) on disposal/impairment of assets ........       128,000        (139,000)       2,576,000        1,596,000
   Unrealized gains on derivative instruments, net .....    (7,375,000)
   Changes in operating assets and liabilities:
    Trade receivables ..................................       980,000        (359,000)       6,198,000       (9,371,000)
    Inventories ........................................     5,089,000      (3,246,000)       4,600,000       (2,631,000)
    Prepaid expenses and other current assets ..........       330,000         234,000        2,442,000        7,099,000
    Accounts payable ...................................    (2,943,000)     (4,654,000)      (1,023,000)       5,740,000
    Accrued liabilities ................................     3,252,000       1,780,000          900,000          313,000
    Accrued compensation ...............................    (7,559,000)      7,466,000        8,867,000         (129,000)
    Due to/from affiliates .............................         1,000         293,000         (266,000)          40,000
                                                          ------------   -------------    -------------    -------------
      Net cash provided by operating activities ........    10,685,000      76,141,000       75,763,000       27,376,000
                                                          ------------   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property ...............................    (4,869,000)    (13,037,000)     (17,841,000)      (8,913,000)
 Proceeds from sale of property ........................        23,000       1,021,000           51,000          371,000
 Acquisitions, net of cash acquired (Note 3) ...........                    (5,312,000)     (50,028,000)
 Acquisition of trademarks .............................                       (47,000)
 Other assets ..........................................        67,000        (201,000)      (1,355,000)        (574,000)
                                                          ------------   -------------    -------------    -------------
      Net cash used in investing activities ............    (4,779,000)    (17,576,000)     (69,173,000)      (9,116,000)
                                                          ------------   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt ..........................                                     35,000,000       35,000,000
 Repayment of long-term debt ...........................      (554,000)    (12,417,000)      (9,490,000)      (7,500,000)
 Net borrowings (payments) on line of credit ...........     5,000,000     (15,000,000)     (26,000,000)     (29,500,000)
 Payment to Wilsey Foods, Inc. (Note 1) ................      (487,000)                        (487,000)        (974,000)
 Payment of bank loan fees .............................                                       (105,000)        (281,000)
 Dividends paid ........................................                   (38,539,000)     (23,274,000)      (9,084,000)
 Contributions received ................................                                     20,000,000
                                                          ------------   -------------    -------------    -------------
      Net cash provided by (used in)
       financing activities ............................     3,959,000     (65,956,000)      (4,356,000)     (12,339,000)
                                                          ------------   -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS ..................................     9,865,000      (7,391,000)       2,234,000        5,921,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD ...................................     4,285,000      11,676,000        9,442,000        3,521,000
                                                          ------------   -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD .........................................  $ 14,150,000   $   4,285,000    $  11,676,000    $   9,442,000
                                                          ============   =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -- Cash paid during the
 period for interest ...................................  $    653,054   $  10,181,000    $  10,296,000    $  10,290,000
                                                          ============   =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS -- During 2001, the Company declared a  dividend to its members of
 $8,313,000, which was unpaid at March 31, 2001, and declared dividends in 2000,  1999, and 1998 to its members of
 $10,312,000, $4,843,000, and $4,340,000, which were unpaid at December 31,  2000, 1999, and 1998, respectively.


                See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


1.   GENERAL MATTERS

     Ventura Foods, LLC and its subsidiary (the "Company") is a processor and distributor of edible oils used in food preparation and a packager of food products. The Company sells its products to national and regional restaurant chains, food wholesalers, and retail chains.

     The Company was formed pursuant to a Joint Venture Agreement (the "Agreement") dated August 30, 1996 between Wilsey Foods, Inc. ("Wilsey") and Cenex Harvest States Cooperatives ("Cenex") whereby substantially all the assets and liabilities of Wilsey and Holsum Foods (a division of Cenex) were transferred and assigned, with certain exclusions, to the Company. Wilsey is a majority-owned subsidiary of Mitsui & Co., Ltd. From the period of inception through March 31, 2000, Wilsey and Cenex owned 60 percent and 40 percent of the Company, respectively. On March 31, 2000, Wilsey sold a 10 percent interest in the Company to Cenex. Accordingly, Wilsey and Cenex each own 50 percent of the Company.

     At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability -- Wilsey Foods, Inc. The amount is payable in five equal annual installments of $487,000 plus a final installment of $491,000.

2.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100 percent-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

     FISCAL YEAR-END -- Since inception, the Company's fiscal year-end has been December 31. During 2001, the Company changed its fiscal year-end to March 31.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE -- In connection with the adoption of Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, on January 1, 1999, the Company charged $563,000 of previously deferred start-up costs to expense.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES -- Inventories consist of the following at March 31, 2001 and December 31, 2000 and 1999:

                                              2001             2000             1999
                                         -------------    -------------    -------------
   Bulk oil ..........................    $24,642,000      $28,673,000      $25,261,000
   Finished goods ....................     24,692,000       24,411,000       24,564,000
   Ingredients and supplies ..........     17,346,000       18,685,000       18,061,000
                                          -----------      -----------      -----------
    Total ............................    $66,680,000      $71,769,000      $67,886,000
                                          ===========      ===========      ===========

     The Company accounts for bulk oil, including bulk oil in finished goods, at market prices. This method approximates lower of cost or market, using the first-in, first-out method, given the rapid inventory turns. All other inventories are accounted for at the lower of cost or market, using the first-in first-out method.

     DERIVATIVE FINANCIAL INSTRUMENTS -- The Company's use of derivative financial instruments is limited to forwards, futures, and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company's policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts and fixed price purchase and sales

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2.   ACCOUNTING POLICIES (CONTINUED)

agreements are used to maintain this hedged position. Forward purchase and sales contracts are entered into with established financial institutions in amounts necessary to protect against price changes on raw materials needed for the Company's food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price (the "Basis Contracts"). Additionally, the Company's policies do not permit speculative trading of such contracts. These contracts qualify as derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are stated at market value. Changes in market value are recognized in the consolidated statements of income, through cost of sales, in the periods such changes occur. As such, the adoption of SFAS No. 133, on January 1, 2001, did not have a significant impact on the Company's results of operations, as the Company historically recorded its financial instruments at market value. Prior to the adoption of SFAS No. 133, unrealized gains and losses on futures contracts, basis contracts, and forward purchase and sales contracts were recorded as a component of inventory. Beginning with the adoption of SFAS No. 133, the unrealized gains and losses are now recorded on the balance sheet as unrealized gains and losses on derivative instruments. These contracts have maturities of less than one year.

     The following summarizes the Company's various derivative contracts outstanding at March 31, 2001 and December 31, 2000 and 1999:

                                                     CONTRACT     NET UNREALIZED
FORWARD CONTRACTS AND COMMITMENTS        POUNDS        VALUE       GAIN (LOSS)
---------------------------------     -----------   ----------    --------------
                                                           (IN THOUSANDS)
MARCH 31, 2001
Forward purchases .................      391,800      $72,600        $  3,836
Forward sales .....................      395,200       71,900             741
Basis purchase ....................    1,316,200                        1,989
Basis sales .......................      151,500                          163
Futures contracts .................      117,900                          646
                                       ---------                     --------
                                       2,372,600                     $  7,375
                                       =========                     ========
DECEMBER 31, 2000
Forward purchases .................      468,300      $85,300        $ (1,841)
Forward sales .....................      423,900       78,200           6,488
Basis purchase ....................      675,500                         (263)
Basis sales .......................       84,600                          136
Futures contracts .................      123,300                         (429)
                                       ---------                     --------
                                       1,775,600                     $  4,091
                                       =========                     ========
DECEMBER 31, 1999
Forward purchases .................      439,600      $82,300        $   (366)
Forward sales .....................      407,300       77,300           4,622
Basis purchase ....................      364,000                        1,887
Basis sales .......................       83,200                         (857)
Future contracts ..................       97,200                          (24)
                                       ---------                     --------
                                       1,391,300                     $  5,262
                                       =========                     ========

     The fair value of futures contracts are determined primarily from quotes listed on the Chicago Board of Trade. Forward purchase and sales contracts are with various counterparties, and the fair values

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2.   ACCOUNTING POLICIES (CONTINUED)

of such contracts are determined from the market price of the underlying product. The dollar amount of commitments under basis contracts is not known until the contracts are converted to orders, at which time they are priced.

     The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

     PROPERTY AND DEPRECIATION -- Property is stated at cost, and depreciation is provided for using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings .................................        40 years
     Leasehold improvements ....................    3 - 19 years
     Machinery and equipment ...................   10 - 25 years
     Other fixed assets ........................    3 - 20 years

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company estimates the fair value of financial instruments using the following methods and assumptions:

          ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE -- The carrying amounts approximate fair value, due to the short maturities of these instruments.

          LINES OF CREDIT -- The carrying amounts approximate fair value, as the interest rates are based upon variable reference rates.

          LONG-TERM DEBT -- Based on the borrowing rates currently available to the Company for bank loans with similar terms and remaining maturities, the carrying amounts approximate fair value.

          FUTURES CONTRACTS -- The fair value of futures contracts (used for hedging purposes) is determined from quotes listed on the Chicago Board of Trade.

     CONCENTRATION OF CREDIT RISK -- Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. During 2001, 2000, 1999, and 1998, net sales to one customer were 22 percent, 21 percent, 18 percent, and 18 percent of total net sales, respectively. This customer represents approximately 17 percent, 16 percent, and 13 percent of trade receivables at March 31, 2001 and December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

     GOODWILL AND TRADEMARKS -- The Company's goodwill relates to various acquisitions of businesses and is being amortized using the straight-line method over periods ranging from 15 to 20 years. Trademarks are amortized using the straight-line method over 10 to 15 years. Patents and other intangibles are amortized using the straight-line method over 1 to 15 years.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets, including identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method. Impairment losses of $1,277,000 and $240,000 were recognized during 1999 and 1998, respectively.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2.   ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS -- The Company expenses advertising costs in the period incurred. For the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company incurred advertising expenses of approximately $1,300,000, $6,100,000, $4,500,000, and $4,800,000, respectively.

     INCOME TAXES -- The Company is a limited liability company and has no liability for federal and state income taxes. Income is taxed to the members based on their allocated share of taxable income or loss. However, certain states tax the income of limited liability companies. The Company's liability for such state income taxes is not significant.

     REVENUE RECOGNITION -- Revenue is recognized after the related product has been shipped and title has transferred to the customer. Sales are presented net of discounts and sales allowances.

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

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior period's financial statements to conform to the 2001 presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements, with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired and with any corresponding write-downs recognized as necessary.

     The Company is required to adopt SFAS No. 141 on July 1, 2001, and has determined that the impact of this statement will not be material to its consolidated financial position or results of operations. The Company is required to adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

3.   ACQUISITIONS

     During 2000, the Company acquired substantially all the assets and liabilities of Sona and Hollen for $5,740,000 ($428,000 of which was withheld from the purchase price and will be paid at certain specific dates within the next two years). Sona and Hollen is a portion packing company located in Los Alamitos, California.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

3.   ACQUISITIONS (CONTINUED)

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


            Inventories ...............................    $  637,000
            Prepaid expenses and other assets .........       208,000
            Property and equipment ....................       600,000
            Trademark .................................        19,000
            Goodwill ..................................     4,276,000
                                                           ----------
            Net assets of business acquired ...........    $5,740,000
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

     The following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

            Cash ......................................    $   3,201,000
            Accounts receivable .......................        6,513,000
            Inventories ...............................        2,577,000
            Prepaid expenses and other assets .........          486,000
            Property and equipment ....................       12,445,000
            Goodwill ..................................       38,837,000
                                                           -------------
            Assets acquired ...........................       64,059,000
                                                           -------------
            Accounts payable ..........................       (7,653,000)
            Accrued liabilities .......................       (3,177,000)
                                                           -------------
            Liabilities assumed .......................      (10,830,000)
                                                           -------------
            Net assets of business acquired ...........    $  53,229,000
                                                           =============

4.   LINES OF CREDIT AND LONG-TERM DEBT

     LINES OF CREDIT -- At March 31, 2001, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Borrowings at March 31, 2001 and December 31, 2000 and 1999 under such lines were $5,000,000, $0, and $15,000,000, respectively. The interest rates applicable to borrowings are based, at the option of the Company, at a London Interbank Offered Rate ("LIBOR") or a term federal funds rate ("TFFR") option. The weighted-average rate at March 31, 2001 and December 31, 1999 was 5.67 percent and 6.33 percent, respectively. The credit agreement is subject to renewal annually with the banking group.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

4.   LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED)

     LONG-TERM DEBT -- At March 31, 2001 and December 31, 2000 and 1999, balances outstanding on long-term debt were $122,539,000, $123,093,000, and $135,510,000, respectively. The interest rate applicable to term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based, or a fixed rate option. The weighted-average interest rate on borrowings at March 31, 2001 and December 31, 2000 and 1999 was 6.83 percent, 6.93 percent, and 6.87 percent, respectively.

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

     Annual maturities of long-term debt at March 31, 2001 are:

               2002 ...........................   $ 12,603,000
               2003 ...........................     12,758,000
               2004 ...........................     74,223,000
               2005 ...........................      2,799,000
               2006 ...........................      2,987,000
               Thereafter .....................     17,169,000
                                                  ------------
               Total ..........................    122,539,000
               Less current portion ...........     12,603,000
                                                  ------------
               Long-term debt .................   $109,936,000
                                                  ============

5.   TRANSACTIONS WITH AFFILIATES

     At March 31, 2001 and December 31, 2000 and 1999, the Company had receivable balances of $47,000, $48,000, and $341,000, respectively, due from Wilsey for reimbursement of expenses paid by the Company on behalf of Wilsey.

     Included in accounts payable at March 31, 2001 and December 31, 2000 and 1999 were $3,347,000, $3,214,000, and $5,743,000, respectively, payable to
Cenex for purchases of oil. Purchases from Cenex for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998 were $8,575,000, $48,916,000, $84,872,000, and $105,874,000, respectively. Sales to
Cenex for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998 totaled $109,000, $950,000, $1,130,000, and $0, respectively.

     Included in accounts payable at March 31, 2001 and December 31, 2000 and 1999 were $448,000, $759,000, and $668,000, respectively, payable to Mitsui USA for the Company's participation in Mitsui USA's insurance plans. During the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company recorded expenses of $1,380,000, $5,049,000, $5,677,000, and $5,171,000, respectively, in connection with its participation in such plans.

     Included in trade receivables at March 31, 2001 and December 31, 2000 and 1999 were $110,000, $103,000, and $239,500, respectively, of receivables from Mitsui USA for product sales. Sales to Mitsui USA for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998 totaled $341,000, $1,569,000, $2,509,000, and $3,429,000, respectively.

     Forward purchase contracts as of March 31, 2001, included commitments for purchases of 339,096,000 pounds of oil from Cenex. The Company recognized gains (losses) of $1,788,000, $(363,000),

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

5.   TRANSACTIONS WITH AFFILIATES (CONTINUED)

$(25,000), and $426,000, respectively, on such related party commitments for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998.

6.   EMPLOYEE BENEFIT PLANS

     The Company has long-term incentive arrangements with certain key executives under which they can earn additional compensation. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based targets over a multi-year period, ranging from three to five years. At the end of such periods, amounts earned by individual executives will be contributed to a rabbi trust, unless representatives of Wilsey and Cenex elect to pay such amounts directly to the respective key executives. For the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company recognized compensation expense under these long-term incentive arrangements of $749,815, $5,883,929, $1,780,445, and $281,300, respectively. At March 31, 2001 and December 31, 2000 and 1999, a liability for such awards of $8,773,779, $8,269,874, and $2,385,945, respectively, is classified as accrued compensation in the accompanying consolidated balance sheets.

     The Company has a combined 401(k) and defined contribution profit-sharing plan (the "Plan") covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15 percent of their compensation or limits established by the Internal Revenue Code. The Company is required by the Plan to make certain matching contributions of up to 4 percent of each participant's salary and may make discretionary profit-sharing contributions. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15 percent of their compensation. Expense for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998 was $1,343,000, $5,139,000, $5,212,000, and $2,989,000, respectively.
Certain of the Company's union employees are participants in multi-employer plans. Payments to multi-employer pension plans are negotiated in various collective bargaining agreements and aggregated $416,000, $1,641,000, $1,465,000, and $1,431,000 for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multi-employer pension plans are not available, as the Company does not administer these plans.

     Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of March 31, 2001 and December 31, 2000 and 1999 was $1,484,000, $1,392,000, and $1,072,000, respectively. A liability of $1,557,000,
$1,137,000, and $758,000 as of March 31, 2001 and December 31, 2000 and 1999,
respectively, is included in long-term accrued compensation in the accompanying consolidated balance sheets. The plan is unfunded. During 2001, 2000, and 1999, the Company recorded benefit expense related to the plan of $106,000, $379,000, and $412,000, respectively. The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                    DECEMBER 31,
                                                    MARCH 31,   ---------------------
                                                      2001         2000        1999
                                                   ----------   ---------   ---------
         Discount rate .........................       7.0%         7.0%        7.5%
         Rate of compensation increase .........       3.0%         3.0%        4.0%

     The Company accrues the actuarially determined amount necessary to fund the participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

7.   COMMITMENTS AND CONTINGENCIES

     Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2001 are as follows:

                      2002 ................   $ 4,429,000
                      2003 ................     3,572,000
                      2004 ................     2,724,000
                      2005 ................     2,127,000
                      2006 ................     1,428,000
                      Therefore ...........       742,000
                                              -----------
                      Total ...............   $15,022,000
                                              ===========

     Under the lease agreements, the Company is obligated to pay certain property taxes, insurance, and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998 under operating leases totaled $1,476,000, $5,205,000, $5,121,000, and $4,231,000, respectively.

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

8.   UNAUDITED INTERIM INFORMATION

     As discussed in Note 2, the Company changed its fiscal year-end to March
31. The financial statements for the three months ended March 31, 2001 have been included herein. Selected unaudited financial information for the three months ended March 31, 2000 is as follows:

                 Sales ........................    $211,815,000
                 Cost of goods sold ...........     172,818,000
                 Net income ...................      17,123,000
                 Total assets .................     362,382,000
                 Total liabilities ............     231,789,000
                 Members' capital .............     130,593,000