Form 10-Q
period 2001-11-30
CENEX HARVEST STATES COOPERATIVES
filed 2002-01-10
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001.

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
           INVER GROVE HEIGHTS, MN 55077          (Registrant's telephone number
(Address of principal executive offices and zip code)   including area code)

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

                                  YES _X_    NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           NONE                                     NONE
           ----                                     ----
          (Class)                    (Number of shares outstanding at
                                            November 30, 2001)

================================================================================

                                      INDEX

                                                                                            PAGE
                                                                                            NO.
                                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of November 30, 2001 (unaudited), August 31, 2001 and
 November 30, 2000 (unaudited) ...........................................................    2

 Consolidated Statements of Operations for the three months ended November 30, 2001 and
 2000 (unaudited) ........................................................................    3

 Consolidated Statements of Cash Flows for the three months ended November 30, 2001 and
 2000 (unaudited) ........................................................................    4

 Notes to Consolidated Financial Statements (unaudited) ..................................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ...........................................................................    9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......................   13

PART II. OTHER INFORMATION

 Items 1 through 3 have been omitted since all items are inapplicable or answers are negative

 Item 4. Submission of Matters to a Vote of Security Holders .............................   14

 Item 5 has been omitted since the answer is negative

 Item 6. Exhibits and Reports on Form 8-K ................................................   14

SIGNATURE PAGE ...........................................................................   15

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                                                     2001            2001            2000
                                                                --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                                            (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................     $  106,453     $  113,458      $   87,537
 Receivables ................................................        642,542        686,140         839,826
 Inventories ................................................        547,949        510,443         686,308
 Other current assets .......................................         93,390         60,995          50,377
                                                                  ----------     ----------      ----------
  Total current assets ......................................      1,390,334      1,371,036       1,664,048
INVESTMENTS .................................................        461,448        467,953         454,233
PROPERTY, PLANT AND EQUIPMENT ...............................      1,026,075      1,023,872       1,035,722
OTHER ASSETS ................................................        214,574        194,458         196,015
                                                                  ----------     ----------      ----------
  Total assets ..............................................     $3,092,431     $3,057,319      $3,350,018
                                                                  ==========     ==========      ==========

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................     $  110,815     $   97,195      $  308,055
 Current portion of long-term debt ..........................         15,669         17,754          28,573
 Customer credit balances ...................................         62,590         38,486          73,863
 Customer advance payments ..................................        102,847        109,135         129,077
 Checks and drafts outstanding ..............................         60,063         87,808          72,774
 Accounts payable ...........................................        464,480        495,198         645,349
 Accrued expenses ...........................................        139,788        148,026         136,308
 Patronage dividends and equity retirements payable .........         91,024         72,154          67,957
                                                                  ----------     ----------      ----------
  Total current liabilities .................................      1,047,276      1,065,756       1,461,956
LONG-TERM DEBT ..............................................        568,588        542,243         473,384
OTHER LIABILITIES ...........................................        105,372         99,906          92,265
MINORITY INTERESTS IN SUBSIDIARIES ..........................         88,369         88,261         126,800
COMMITMENTS AND CONTINGENCIES
EQUITIES ....................................................      1,282,826      1,261,153       1,195,613
                                                                  ----------     ----------      ----------
  Total liabilities and equities ............................     $3,092,431     $3,057,319      $3,350,018
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE
                                                        THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                   -----------------------------
                                                        2001            2000
(DOLLARS IN THOUSANDS)                             -------------   -------------
REVENUES:
 Net sales .....................................    $1,871,952      $2,189,489
 Patronage dividends ...........................           721             425
 Other revenues ................................        32,076          26,006
                                                    ----------      ----------
                                                     1,904,749       2,215,920
                                                    ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold ............................     1,804,364       2,133,528
 Marketing, general and administrative .........        42,898          38,410
 Interest ......................................        10,815          15,572
 Equity income from investments ................        (3,942)         (2,360)
 Minority interests ............................         3,036           3,733
                                                    ----------      ----------
                                                     1,857,171       2,188,883
                                                    ----------      ----------
INCOME BEFORE INCOME TAXES .....................        47,578          27,037
INCOME TAXES ...................................         6,223         (32,485)
                                                    ----------      ----------
NET INCOME .....................................    $   41,355      $   59,522
                                                    ==========      ==========

               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE
                                                                            THREE MONTHS ENDED
                                                                               NOVEMBER 30,
                                                                        ---------------------------
                                                                            2001           2000
(DOLLARS IN THOUSANDS)                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $  41,355      $  59,522
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization ....................................       24,699         24,755
   Noncash net income from equity investments .......................       (3,942)        (2,360)
   Minority interests ...............................................        3,036          3,733
   Adjustment of inventories to market value ........................       14,885
   Noncash portion of patronage dividends received ..................         (766)          (151)
   Gain on sale of property, plant and equipment ....................       (2,348)          (626)
   Deferred tax benefit .............................................                     (34,247)
   Other, net .......................................................          (60)
   Changes in operating assets and liabilities:
    Receivables .....................................................       46,053         (5,018)
    Inventories .....................................................      (52,391)       (83,923)
    Other current assets and other assets ...........................      (25,890)       (20,426)
    Customer credit balances ........................................       24,104         37,084
    Customer advance payments .......................................       (6,288)        (2,858)
    Accounts payable and accrued expenses ...........................      (44,259)         9,175
    Other liabilities ...............................................        5,466          7,336
                                                                         ---------      ---------
      Net cash provided by (used in) operating activities ...........       23,654         (8,004)
                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .......................      (21,808)       (24,412)
 Proceeds from disposition of property, plant and equipment .........        6,116          1,515
 Investments ........................................................       (6,125)        (7,481)
 Equity investments redeemed ........................................       14,092          7,566
 Investments redeemed ...............................................        1,328            167
 Changes in notes receivable ........................................       (2,163)           (32)
 Acquisition of intangibles .........................................      (27,469)
 Distribution to minority owners ....................................       (3,985)        (3,988)
 Other investing activities, net ....................................        1,090          1,076
                                                                         ---------      ---------
      Net cash used in investing activities .........................      (38,924)       (25,589)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...........................................       13,620         90,129
 Long-term debt borrowings ..........................................       30,000            565
 Principal payments on long-term debt ...............................       (5,780)        (9,108)
 Changes in checks and drafts outstanding ...........................      (27,745)       (11,312)
 Retirements of equities ............................................       (1,830)        (5,537)
                                                                         ---------      ---------
      Net cash provided by financing activities .....................        8,265         64,737
                                                                         ---------      ---------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ...................................................       (7,005)        31,144
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..........................................................      113,458         56,393
                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ..........................................................    $ 106,453      $  87,537
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of November 30, 2001 and 2000, and the statements of operations and cash flows for the three months ended November 30, 2001 and 2000 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet data as of August 31, 2001 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 2001, included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 19, 2001.

GOODWILL AND OTHER INTANGIBLES ASSETS

     Effective September 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Goodwill (net of accumulated amortization) at August 31, 2001 was $29.2 million and was included as a component of other assets. The effect of adopting the new standard will reduce goodwill amortization expense by approximately $2.0 million annually. In accordance with the provisions of the new standard, the Company has six months from the initial date of adoption to complete its transitional impairment testing. No material changes to the carrying value of goodwill and other intangible assets are expected to be made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when there is a triggering event. In addition, the classification of the intangible assets was reviewed, along with the remaining useful lives of intangibles being amortized, and no material changes were made.

     Intangible assets subject to amortization at August 31, 2001 and November 30, 2001 were $10.1 million ($14.9 million net of accumulated amortization of $4.8 million) and $36.3 million ($41.5 million net of accumulated amortization of $5.2 million), respectively. The intangible assets subject to amortization are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 5 to 15 years). Total amortization expense during the three-month periods ended November 30, 2001 and 2000 was immaterial. For the next five fiscal years, the future estimated annual amortization expense related to intangible assets being amortized will approximate $3.9 million each year.

BUSINESS COMBINATIONS

     Effective July 2001 the Company also adopted the provisions of SFAS No. 141, "Business Combinations".

     During the three months ended November 30, 2001 and 2000 the Company made various acquisitions using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

     Through Country Energy, LLC, a joint venture with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, the majority of the purchase price was allocated to intangible assets of $26.4 million, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property and other. The Company also entered into a supply agreement related to the purchase of Farmland's refined fuel production from their Coffeyville, Kansas refinery at prevailing market values.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently analyzing the effects of adoption of this pronouncement.

     The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived asset to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently analyzing the effects of adoption of this pronouncement.

NOTE 2. RECEIVABLES

                                                      NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                                          2001            2001            2000
                                                     --------------   ------------   -------------
   Trade .........................................      $636,935        $682,593        $830,540
   Other .........................................        31,308          28,864          32,478
                                                        --------        --------        --------
                                                         668,243         711,457         863,018
   Less allowances for doubtful accounts .........        25,701          25,317          23,192
                                                        --------        --------        --------
                                                        $642,542        $686,140        $839,826
                                                        ========        ========        ========

NOTE 3. INVENTORIES

                                                      NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                                          2001            2001            2000
                                                     --------------   ------------   -------------
   Grain and oilseed .............................      $262,630        $237,498        $299,289
   Energy ........................................       182,296         163,710         289,398
   Feed and farm supplies ........................        79,380          76,570          69,210
   Processed grain and oilseed ...................        19,770          28,648          24,558
   Other .........................................         3,873           4,017           3,853
                                                        --------        --------        --------
                                                        $547,949        $510,443        $686,308
                                                        ========        ========        ========

     An inventory write-down of $14.9 million was recorded in the first quarter of fiscal 2002 to reduce inventories to lower of cost or market.

NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for Ventura Foods, LLC and Agriliance, LLC for the three-month periods as indicated below.

                               VENTURA FOODS, LLC

                                             FOR THE THREE MONTHS ENDED
                                                    NOVEMBER 30,
                                              -------------------------
                                                  2001          2000
                                              -----------   -----------
   Net sales ..............................    $258,400      $230,009
   Gross profit ...........................      41,101        33,877
   Net income .............................      15,244        11,464

                                 AGRILIANCE, LLC

                                             FOR THE THREE MONTHS ENDED
                                                    NOVEMBER 30,
                                              -------------------------
                                                  2001          2000
                                              -----------   -----------
   Net sales ..............................    $ 677,047     $ 660,881
   Gross profit ...........................       45,904        56,998
   Net loss ...............................      (21,152)      (22,637)

NOTE 5. COMPREHENSIVE INCOME

     For the three months ended November 30, 2001 and 2000, total comprehensive income amounted to $42.4 million and $60.9 million, respectively. Accumulated other comprehensive loss on November 30, 2001, August 31, 2001 and November 30, 2000 was $0.9 million, $1.9 million and $1.0 million, respectively.

NOTE 6. NON-CASH FINANCING ACTIVITIES

     During the three months ended November 30, 2001 and 2000 the Company accrued patronage dividends and equity retirements payable of $20.7 million and $29.8 million, respectively.

NOTE 7. SEGMENT REPORTING

     Segments, which are based on products and services, include Agronomy, Energy, Grain Marketing, Country Operations and Processed Grains and Foods. Reconciling Amounts represent the elimination of intracompany sales between segments. Due to cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

     Segment information for the three months ended November 30, 2001 and 2000 is as follows:

                                                                                   PROCESSED
                                                            GRAIN      COUNTRY     GRAINS AND                RECONCILING
                                AGRONOMY      ENERGY      MARKETING   OPERATIONS     FOODS        OTHER        AMOUNTS      TOTAL
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2001
  Net sales                                 $  554,242   $  981,897   $  374,666   $  163,049                $ (201,902) $1,871,952
  Patronage dividends                              423          179           61                $       58                      721
  Other revenues                                 2,619        8,452       20,489           25          491                   32,076
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
                                       --      557,284      990,528      395,216      163,074          549     (201,902)  1,904,749
  Cost of goods sold                           497,975      981,997      374,217      152,077                  (201,902)  1,804,364
  Marketing, general and
   administrative              $    1,167       15,000        5,477       12,452        7,579        1,223                   42,898
  Interest                           (427)       4,082        1,629        3,143        2,596         (208)                  10,815
  Equity loss (income) from
   investments                      3,302        1,376         (989)          (6)      (7,625)                               (3,942)
  Minority interests                             2,895                       141                                              3,036
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
  (Loss) income before
   income taxes                $   (4,042)  $   35,956   $    2,414   $    5,269   $    8,447   $     (466)  $       --  $   47,578
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========
  Total identifiable assets at
   November 30, 2001           $  226,437   $1,144,175   $  359,103   $  713,175   $  434,522   $  215,019               $3,092,431
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2000
  Net sales                                 $  873,396   $  977,789   $  403,662   $  160,170                $ (225,528) $2,189,489
  Patronage dividends          $      268            9           57           33                $       58                      425
  Other revenues                                   746        5,441       18,783           26        1,010                   26,006
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
                                      268      874,151      983,287      422,478      160,196        1,068     (225,528)  2,215,920
  Cost of goods sold                           834,011      975,601      400,992      148,452                  (225,528)  2,133,528
  Marketing, general and
   administrative                   1,790        9,750        6,037       11,707        7,983        1,143                   38,410
  Interest                         (1,171)       7,080        2,165        3,737        3,708           53                   15,572
  Equity loss (income) from
   investments                      5,229         (156)      (1,819)          93       (5,707)                               (2,360)
  Minority interests                             3,730                         3                                              3,733
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
  (Loss) income before
   income taxes                $   (5,580)  $   19,736   $    1,303   $    5,946   $    5,760   $     (128)  $       --  $   27,037
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========
  Total identifiable assets at
   November 30, 2000           $  220,982   $1,379,552   $  336,740   $  786,490   $  407,392   $  218,862               $3,350,018
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through Country Energy, LLC, a joint venture with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, the majority of the purchase price was allocated to intangible assets of $26.4 million, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property and other. The Company also entered into a supply agreement related to the purchase of Farmland's refined fuel production from their Coffeyville, Kansas refinery at prevailing market values.

     In September 2001, the Company signed a non-binding letter of intent to form a joint venture with Cargill, Incorporated to engage in wheat flour milling in North America. The Company would hold a 24% interest in the joint venture. The transaction is subject to a definitive agreement.

     The Company expects insurance costs to increase due to the terrorist attacks of September 11, 2001, but the increases will not materially impact the Company's financial statements.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

     Consolidated net income for the three months ended November 30, 2001 was $41.4 million compared to $59.5 million for the same three-month period in 2000, which represents an $18.1 million (31%) decrease. This decrease in profitability is primarily attributable to a tax benefit of $34.2 million in the prior year, which was partially offset by increased earnings in the Company's Energy segment.

     Consolidated net sales of $1.9 billion for the three months ended November 30, 2001 decreased $317.5 million (15%) compared to the same three months ended in 2000.

     Company-wide grain and oilseed net sales of $1.0 billion increased $5.5 million (1%) during the three months ended November 30, 2001 compared to the same three months ended in 2000. Sales for the three months ended November 30, 2001 were $981.9 million and $242.3 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended November 30, 2000 were $977.8 million and $258.4 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $188.0 million and $205.5 million, for the three months ended November 30, 2001 and 2000, respectively. The net increase in sales was primarily due to an increase of $0.34 per bushel in the average sales price of all grain and oilseed marketed by the Company which was partially offset by a decrease in grain volume of 9%, compared to the same three months ended in 2000.

     Energy net sales of $540.3 million decreased $313.1 million (37%) during the three months ended November 30, 2001 compared to the same period in 2000. Sales for the three months ended November 30, 2001 and 2000 were $554.2 million and $873.4 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $13.9 million and $20.0 million, respectively. The decrease is primarily attributable to a net volume decrease compared to the same three months ended in 2000 due to the dissolution of Cooperative Refining, LLC (CRLLC) effective December 31, 2000. The Company owned 58% of CRLLC through its 75% ownership in National Cooperative Refining Association (NCRA) and therefore consolidated CRLLC business activity up to the time of dissolution. In addition, the average sales price of refined fuels rack sales decreased by $0.23 per gallon, which was partially offset by a volume increase of 13% compared to the same three months ended in 2000. The average sales price of propane decreased by $0.15 per gallon, which was partially offset by a volume increase of 9% compared to the same three months ended in 2000.

     Country Operations farm supply sales of $132.4 million decreased by $12.9 million (9%) during the three months ended November 30, 2001 compared to the same three months ended in 2000. The decrease is primarily due to a reduction in the average retail sales price of energy products compared to the same three months ended in 2000.

     Processed Grains and Foods sales of $163.0 million increased $2.9 million (2%) during the three months ended November 30, 2001 compared to the same three months ended in 2000. This increase is primarily due to Foods acquisitions which increased sales by $8.5 million compared to the same three months ended in 2000. In addition, sales of processed wheat increased by $4.5 million compared to the same three months ended in 2000, primarily due to price increases with volumes remaining essentially unchanged. Sales of processed oilseed decreased by $10.2 million primarily due to price decreases with volumes remaining essentially unchanged compared to the same three months ended in 2000.

     Patronage dividends of $0.7 million increased $0.3 million (70%) during the three months ended November 30, 2001 compared to the same three months ended in 2000. This increase is primarily due to an increased patronage dividend from a cooperative bank.

     Other revenues of $32.1 million increased $6.1 million (23%) during the three months ended November 30, 2001 compared to the same three months ended in 2000. The most significant change was due to increases in service revenues within the Grain Marketing segment and gains on sales of assets within the Energy segment compared to the same three months ended in 2000.

     Cost of goods sold of $1.8 billion decreased $329.2 million (15%) during the three months ended November 30, 2001, compared to the same three months ended in 2000. The decrease is primarily due to the Energy segment decrease in volume as a result of the dissolution of CRLLC, which was previously discussed. In addition, the cost of refined fuels rack purchases decreased by 13% primarily due to a $0.22 per gallon decrease in cost which was partially offset by a 13% volume increase in 2001 compared to the same three months ended in 2000. Country Operations farm supply cost of goods sold decreased by 9% during the current three-month period compared to the same three-month period ended in the prior year, primarily due to the reduced cost of energy products. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 3% in 2001 compared to the same three-month period ended in 2000 primarily due to a $0.35 cost per bushel increase which was partially offset by a 9% decrease in volume. Processed Grains and Foods segment cost of goods sold increase was not material.

     Marketing, general and administrative expenses of $42.9 million for the three months ended November 30, 2001 increased by $4.5 million (12%) compared to the same three months ended in 2000. This increase is primarily due to expenses resulting from an Energy segment acquisition as previously discussed.

     Interest expense of $10.8 million for the three months ended November 30, 2001 decreased by $4.8 million (31%) compared to the same three months ended in 2000. The average level of short-term borrowings decreased by 53% and the average short-term interest rate decreased by 4.0% during the three months ended in 2001 compared to the same three months ended in 2000. These decreases in interest expense were partially offset by increases due to an additional $80.0 million of long-term debt from a private placement.

     Equity income from investments of $3.9 million for the three months ended November 30, 2001 increased by $1.6 million (67%) compared to the same three months ended in 2000. The increase was primarily attributable to increases in earnings from Processed Grains and Foods segment investments of $1.9 million and decreased losses from Agronomy segment investments of $1.9 million during the three months ended November 30, 2001 compared to the same three months ended in 2000. These increases were partially offset by decreased earnings within the Energy and Grain Marketing segments of $1.5 million and $0.8 million, respectively, during the three months ended November 30, 2001 compared to the same three months ended in 2000.

     Minority interests of $3.0 million for the three months ended November 30, 2001 decreased by $0.7 million (19%) compared to the same three months ended in 2000. Substantially all minority interests were related to NCRA. This net change in minority interests was reflective of more profitable operations within the Company's minority-owned subsidiaries during the three months ended November 30, 2001 compared to the same three months ended in 2000.

     Income tax expense of $6.2 million for the three months ended November 30, 2001 compares to a tax benefit of $32.5 million for the three months ended November 30, 2000. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three months ended November 30, 2001 and 2000. An income tax benefit of $34.2 million for the three months ended November 30, 2000 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded an income tax expense of $6.2 million and $1.7 million for the three months ended November 30, 2001 and 2000, respectively. The income taxes and effective tax rate varies from period to period based upon profitability and nonpatronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company provided net cash of $23.7 million and used net cash of $8.0 million for the three months ended November 30, 2001 and 2000, respectively. For the three-month period ended in 2001, net income of $41.4 million and net non-cash expenses of $35.5 million were partially offset by increased working capital requirements of $53.2 million. For the three-month period ended November 30, 2000, net income of $59.5 million was offset by $8.9 million of net non-cash income and increased working capital requirements of $58.6 million.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $38.9 million during the three-month period ended November 30, 2001. Expenditures for the acquisition of property, plant and equipment of $21.8 million, acquisitions of intangibles of $27.5 million, investments of $6.1 million, the changes in notes receivable of $2.2 million and distributions to minority owners of $4.0 million were partially offset by investments redeemed of $15.4 million, proceeds from the disposition of property, plant and equipment of $6.1 million and other investing activities. The acquisitions of intangibles is primarily related to the purchase of Farmland's wholesale energy business, as previously discussed and represents trademarks, tradenames and non-compete agreements. For the year ended August 31, 2002 the Company expects to spend approximately $153.6 million for the acquisition of property, plant and equipment, which includes $22.7 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $90.0 million. Capital expenditures at NCRA, primarily related to the EPA low sulfur fuel regulations required by 2006, are expected to be approximately $200.0 million over the next five years.

     Investing activities of the Company used net cash of $25.6 million during the three months ended November 30, 2000. Expenditures for the acquisition of property, plant and equipment of $24.4 million, investments of $7.5 million, distributions to minority owners of $4.0 million and the changes in notes receivable were partially offset by investments redeemed of $7.7 million, proceeds from the disposition of property, plant and equipment of $1.5 million and other investing activities.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2001, the Company renewed and expanded its 364-day credit facility to $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On November 30, 2001, August 31, 2001 and November 30, 2000, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $110.8 million, $97.2 million and $308.1 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On November 30, 2001, August 31, 2001 and November 30, 2000 the Company had outstanding balances on this facility of $75.0 million, $45.0 million and $45.0 million, respectively, categorized as long-term debt. The outstanding balance on November 30, 2001 includes $30.0 million which was drawn during the current three-month period.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $149.2 million, $150.9 million and $155.8 million on November 30, 2001, August 31, 2001 and November 30, 2000, respectively. Repayments of approximately $1.6 million were made on this facility during each of the three months ended November 30, 2001 and 2000.

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

     On November 30, 2001, the Company had total long-term debt outstanding of $584.3 million, of which $266.0 million was bank financing, $305.0 million was private placement debt and $13.3 million was industrial development revenue bonds and other notes and contracts payable. Long-term debt of NCRA represented $26.0 million of the total long-term debt outstanding on November 30, 2001. On August 31, 2001 and November 30, 2000, the Company had long-term debt outstanding of $560.0 million and $502.0 million, respectively.

     During the three-month periods ended November 30, 2001 and 2000, the Company repaid long-term debt of $5.8 million and $9.1 million, respectively, and had additional long-term borrowings of $30.0 million and $0.6 million, respectively, for the same three-month periods.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2001 are expected to be distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 100% for Equity Participation Units and 30% for other patronage earnings, is expected to be approximately $38.7 million and is classified as a current liability on the November 30, 2001 and August 31, 2001 consolidated balance sheets.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2001, to be distributed in the current fiscal year, are expected to be approximately $33.5 million, of which $1.8 million was redeemed during the three months ended November 30, 2001. During the three months ended November 30, 2000 the Company redeemed $5.5 million of equity.

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001, and sales of the Preferred Stock were immaterial through November 30, 2001.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company's management believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective September 1, 2001 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets". The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

     The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently analyzing the effects of adoption of this pronouncement.

     The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived asset to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently analyzing the effects of adoption of this pronouncement.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended November 30, 2001 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting held on November 29-30, 2001, the following directors were re-elected to the Board of Directors: Michael Toelle and Robert Bass. The following directors were newly elected to the Board of Directors, replacing Gerald Kuster and Richard Traphagen: Dennis Carlson and Randy Knecht. The following directors' terms of office continued after the meeting: Steven Burnet, Robert Elliott, Bruce Anderson, Merlin Van Walleghen, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Glen Keppy, Jim Kile, Leonard Larsen, Richard Owen, Duane Stenzel and Elroy Webster.


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


                                          CENEX HARVEST STATES COOPERATIVES
                                    -------------------------------------------
                                                    (Registrant)


              DATE                      SIGNATURE
              ----                      ---------

        January 10, 2002                /s/ JOHN SCHMITZ
    -----------------------             ----------------------------------
             (Date)                     John Schmitz
                                        Executive Vice President and
                                        Chief Financial Officer