Form 10-Q
period 2002-02-28
CENEX HARVEST STATES COOPERATIVES
filed 2002-04-05
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002.

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


                                YES _X_   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      (Number of shares outstanding at
               (Class)                       February 28, 2002)
               -------                       ------------------
                NONE                                NONE

================================================================================

                                      INDEX


                                                                            PAGE
                                                                            NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of February 28, 2002 (unaudited), August 31,
 2001 and February 28, 2001 (unaudited) ....................................   2

 Consolidated Statements of Operations for the three months and six months
 ended February 28, 2002 and 2001 (unaudited) ..............................   3

 Consolidated Statements of Cash Flows for the three months and six months
 ended February 28, 2002 and 2001 (unaudited) ..............................   4

 Notes to Consolidated Financial Statements (unaudited) ....................   5

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................  10

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ........  19

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

 Item 6. Exhibits and Reports on Form 8-K ..................................  20

SIGNATURE PAGE .............................................................  21

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended February 28, 2002.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             FEBRUARY 28,     AUGUST 31,     FEBRUARY 28,
                                                                 2002            2001            2001
                                                             ------------    ------------    ------------
(DOLLARS IN THOUSANDS)                                        (UNAUDITED)                     (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..............................    $     86,498    $    113,458    $     47,348
 Receivables ............................................         586,232         686,140         732,010
 Inventories ............................................         601,650         510,443         622,210
 Other current assets ...................................         105,096          60,995         130,027
                                                             ------------    ------------    ------------
  Total current assets ..................................       1,379,476       1,371,036       1,531,595

INVESTMENTS .............................................         461,058         467,953         440,996

PROPERTY, PLANT AND EQUIPMENT ...........................       1,029,214       1,023,872       1,028,775

OTHER ASSETS ............................................         217,027         194,458         201,146
                                                             ------------    ------------    ------------
  Total assets ..........................................    $  3,086,775    $  3,057,319    $  3,202,512
                                                             ============    ============    ============

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..........................................    $    298,244    $     97,195    $    385,918
 Current portion of long-term debt ......................          14,658          17,754          28,270
 Customer credit balances ...............................          63,244          38,486          65,848
 Customer advance payments ..............................          83,154         109,135         142,799
 Checks and drafts outstanding ..........................          69,535          87,808          44,572
 Accounts payable .......................................         325,422         495,198         456,740
 Accrued expenses .......................................         153,509         148,026         121,890
 Patronage dividends and equity retirements payable .....          32,198          72,154          35,362
                                                             ------------    ------------    ------------
  Total current liabilities .............................       1,039,964       1,065,756       1,281,399

LONG-TERM DEBT ..........................................         565,250         542,243         530,213

OTHER LIABILITIES .......................................         105,720          99,906          89,768

MINORITY INTERESTS IN SUBSIDIARIES ......................          90,678          88,261          74,242

COMMITMENTS AND CONTINGENCIES

EQUITIES ................................................       1,285,163       1,261,153       1,226,890
                                                             ------------    ------------    ------------
  Total liabilities and equities ........................    $  3,086,775    $  3,057,319    $  3,202,512
                                                             ============    ============    ============

    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE                          FOR THE
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      FEBRUARY 28,                      FEBRUARY 28,
                                             -----------------------------     -----------------------------
                                                 2002             2001             2002             2001
                                             ------------     ------------     ------------     ------------
(DOLLARS IN THOUSANDS)
REVENUES:
 Net sales ..............................    $  1,859,811     $  1,868,697     $  3,731,763     $  4,058,186
 Patronage dividends ....................           1,188              823            1,909            1,248
 Other revenues .........................          23,648           38,478           55,724           64,484
                                             ------------     ------------     ------------     ------------
                                                1,884,647        1,907,998        3,789,396        4,123,918
                                             ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
 Cost of goods sold .....................       1,822,402        1,803,763        3,626,766        3,937,292
 Marketing, general and administrative ..          46,377           42,465           89,275           80,875
 Interest ...............................          10,249           17,500           21,064           33,072
 Equity loss (income) from
  investments ...........................           2,176           15,853           (1,766)          13,493
 Minority interests .....................           2,674            8,473            5,710           12,206
                                             ------------     ------------     ------------     ------------
                                                1,883,878        1,888,054        3,741,049        4,076,938
                                             ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES ..............             769           19,944           48,347           46,980

INCOME TAXES ............................          (1,602)          (6,528)           4,621          (39,014)
                                             ------------     ------------     ------------     ------------
NET INCOME ..............................    $      2,371     $     26,472     $     43,726     $     85,994
                                             ============     ============     ============     ============

    The accompanying notes are an integral part of the consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE                       FOR THE
                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        FEBRUARY 28,                  FEBRUARY 28,
                                                                 -------------------------     -------------------------
                                                                    2002           2001           2002           2001
                                                                 ----------     ----------     ----------     ----------
(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................................    $    2,371     $   26,472     $   43,726     $   85,994
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization ............................        26,845         24,872         51,544         49,627
   Noncash net loss (income) from equity investments ........         2,176         15,853         (1,766)        13,493
   Minority interests .......................................         2,674          8,473          5,710         12,206
   Adjustment of inventories to market value ................        (8,444)                        6,441
   Noncash portion of patronage dividends received ..........          (970)          (724)        (1,736)          (875)
   Gain on sale of property, plant and equipment ............          (395)       (13,790)        (2,743)       (14,416)
   Deferred tax benefit .....................................                                                    (34,247)
   Other, net ...............................................           181         (1,938)           121         (1,938)
   Changes in operating assets and liabilities:
    Receivables .............................................        51,663        107,697         97,716        102,679
    Inventories .............................................       (55,246)         9,699       (107,637)       (74,224)
    Other current assets and other assets ...................       (15,732)       (80,559)       (41,622)      (100,985)
    Customer credit balances ................................           654         (8,015)        24,758         29,069
    Customer advance payments ...............................       (19,693)        13,722        (25,981)        10,864
    Accounts payable and accrued expenses ...................      (125,337)      (203,027)      (169,596)      (193,852)
    Other liabilities .......................................           348         (4,424)         5,814          2,912
                                                                 ----------     ----------     ----------     ----------
      Net cash used in operating activities .................      (138,905)      (105,689)      (115,251)      (113,693)
                                                                 ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............       (30,097)       (24,124)       (51,905)       (48,536)
 Proceeds from disposition of property, plant and
  equipment .................................................         2,530         26,206          8,646         27,721
 Investments ................................................           (51)        (4,123)        (6,176)       (11,604)
 Equity investments redeemed ................................         7,282            638         21,374          8,204
 Investments redeemed .......................................           700            468          2,028            635
 Changes in notes receivable ................................         4,571           (360)         2,408           (392)
 Acquisition of intangibles .................................           (62)        (7,038)       (27,531)        (7,038)
 Distribution to minority owners ............................          (366)        (8,537)        (4,351)       (12,525)
 Other investing activities, net ............................           (29)         4,533          1,061          5,609
                                                                 ----------     ----------     ----------     ----------
      Net cash used in investing activities .................       (15,522)       (12,337)       (54,446)       (37,926)
                                                                 ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...................................       187,429         77,863        201,049        167,992
 Long-term debt borrowings ..................................                       61,244         30,000         61,809
 Principal payments on long-term debt .......................        (4,348)        (4,718)       (10,128)       (13,826)
 Changes in checks and drafts outstanding ...................         9,472        (28,202)       (18,273)       (39,514)
 Proceeds from sale of preferred stock, net of expenses .....         2,858                         2,858
 Preferred stock dividends paid .............................           (10)                          (10)
 Retirements of equities ....................................       (21,357)        (2,374)       (23,187)        (7,911)
 Cash patronage dividends paid ..............................       (39,572)       (25,976)       (39,572)       (25,976)
                                                                 ----------     ----------     ----------     ----------
      Net cash provided by financing activities .............       134,472         77,837        142,737        142,574
                                                                 ----------     ----------     ----------     ----------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS ................................................       (19,955)       (40,189)       (26,960)        (9,045)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..................................................       106,453         87,537        113,458         56,393
                                                                 ----------     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ..................................................    $   86,498     $   47,348     $   86,498     $   47,348
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of February 28, 2002 and 2001, and the statements of operations and cash flows for the three months and six months ended February 28, 2002 and 2001 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company's businesses. The consolidated balance sheet data as of August 31, 2001 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equities.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 2001, included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 19, 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective September 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Goodwill (net of accumulated amortization) at August 31, 2001 was $29.2 million and was included as a component of other assets. The effect of adopting the new standard will reduce goodwill amortization expense by approximately $2.0 million annually. The Company has completed its transitional impairment testing and no material changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when there is a triggering event indicating an impairment may have occurred. In addition, the classification of the intangible assets was reviewed, along with the remaining useful lives of intangibles being amortized, and no material changes were made.

     Intangible assets subject to amortization at August 31, 2001 and February 28, 2002 were $10.1 million ($14.9 million net of accumulated amortization of $4.8 million) and $36.0 million ($42.4 million net of accumulated amortization of $6.4 million), respectively. The intangible assets subject to amortization include primarily tradenames, customer lists and non-compete agreements and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 5 to 15 years). Total amortization expense for these intangible assets during the six-month period ended February 28, 2002 was approximately $1.6 million. For the next five fiscal years, the future estimated annual amortization expense related to intangible assets being amortized will approximate $4.0 million each year.

BUSINESS COMBINATIONS

     Effective July 2001 the Company also adopted the provisions of SFAS No. 141, "Business Combinations".

     During the six months ended February 28, 2002 and 2001 the Company made various acquisitions using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisitions.

     Through Country Energy, LLC, a joint venture formerly with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, the majority of the purchase price was allocated to intangible assets of $26.4 million, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property and other assets and liabilities. The Company also entered into a supply agreement related to the purchase of Farmland's refined fuel production from their Coffeyville, Kansas refinery at prevailing market values.

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

NOTE 2. RECEIVABLES

                                                       FEBRUARY 28,     AUGUST 31,   FEBRUARY 28,
                                                           2002            2001          2001
                                                       ------------    -----------   ------------
      Trade .......................................     $  584,512     $  682,593     $  725,411
      Other .......................................         27,540         28,864         30,404
                                                        ----------     ----------     ----------
                                                           612,052        711,457        755,815
      Less allowances for doubtful accounts .......         25,820         25,317         23,805
                                                        ----------     ----------     ----------
                                                        $  586,232     $  686,140     $  732,010
                                                        ==========     ==========     ==========

NOTE 3. INVENTORIES

                                                       FEBRUARY 28,     AUGUST 31,   FEBRUARY 28,
                                                           2002            2001          2001
                                                       ------------    -----------   ------------
      Energy ......................................     $  256,503     $  163,710     $  229,714
      Grain and oilseed ...........................        213,954        237,498        251,209
      Feed and farm supplies ......................        112,247         76,570        104,583
      Processed grain and oilseed .................         15,933         28,648         32,755
      Other .......................................          3,013          4,017          3,949
                                                        ----------     ----------     ----------
                                                        $  601,650     $  510,443     $  622,210
                                                        ==========     ==========     ==========

     As of February 28, 2002 reserves amounting to $6.4 million have been established to reduce energy inventories to estimated market value. During the quarter ended February 28, 2002 the Company reduced such reserves by $8.4 million. During the quarter ended February 28, 2002 the Company received cash of $13.1 million for inventories and related contracts sold to a newly formed wheat flour milling limited liability company (LLC).

NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for Ventura Foods, LLC and Agriliance, LLC, of which the Company has a 50% and 25% equity ownership, respectively, for the three-month and six-month periods as indicated below.

                               VENTURA FOODS, LLC

                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                          FEBRUARY 28,                     FEBRUARY 28,
                                 ----------------------------      ----------------------------
                                     2002             2001             2002             2001
                                 -----------      -----------      -----------      -----------
      Net sales ............     $   238,219      $   229,427      $   496,619      $   459,435
      Gross profit .........          36,997           31,655           78,098           65,532
      Net income ...........          10,584           10,950           25,828           22,414

                                 AGRILIANCE, LLC

                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                         FEBRUARY 28,                      FEBRUARY 28,
                                 ----------------------------      ----------------------------
                                     2002             2001             2002             2001
                                 -----------      -----------      -----------      -----------
     Net sales .............     $   562,811      $   668,397      $ 1,239,858      $ 1,329,278
     Gross profit ..........          39,427           52,363           85,331          109,361
     Net loss ..............         (31,956)         (26,130)         (53,108)         (48,767)

NOTE 5. EQUITIES

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $4.2 million through February 28, 2002. Expenses related to the issuance of the Preferred Stock were $1.3 million through the same period.

NOTE 6. COMPREHENSIVE INCOME

     Comprehensive income for the Company is primarily related to net income and changes in fair value of marketable securities. During the three months ended February 28, 2002 and 2001, total comprehensive income amounted to $1.6 million and $27.4 million, respectively. For the six months ended February 28, 2002 and 2001, total comprehensive income amounted to $44.0 million and $88.4 million, respectively. Accumulated other comprehensive loss on February 28, 2002, August 31, 2001 and February 28, 2001 was $1.7 million, $1.9 million and $0.1 million, respectively.

NOTE 7. NON-CASH FINANCING ACTIVITIES

     During the six months ended February 28, 2002 and 2001 the Company accrued patronage dividends and equity retirements payable of $21.9 million and $25.8 million, respectively.

NOTE 8. SEGMENT REPORTING

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

     Segment information for the three months and six months ended February 28, 2002 and 2001 is as follows:

                                                                                    PROCESSED
                                                              GRAIN      COUNTRY    GRAINS AND              RECONCILING
                                    AGRONOMY     ENERGY     MARKETING   OPERATIONS    FOODS        OTHER      AMOUNTS       TOTAL
                                   ----------  ----------   ----------  ----------  ----------   ---------  -----------  ----------
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ......................             $  588,564   $1,006,680   $ 312,089  $  126,143               $(173,665)  $1,859,811
  Patronage dividends ............                     25          173         947               $      43                    1,188
  Other revenues .................                    820        5,838      15,793         538         659                   23,648
                                               ----------   ----------   ---------  ----------   ---------   ---------   ----------
                                                  589,409    1,012,691     328,829     126,681         702    (173,665)   1,884,647
  Cost of goods sold .............                563,148    1,003,681     309,590     119,648                (173,665)   1,822,402
  Marketing, general and
   administrative ................ $    1,637      15,667        5,590      11,953      10,394       1,136                   46,377
  Interest .......................       (306)      4,218        1,398       2,661       2,393        (115)                  10,249
  Equity loss (income) from
   investments ...................      8,304         157         (976)        219      (5,528)                               2,176
  Minority interests .............                  2,462                      212                                            2,674
                                   ----------  ----------   ----------   ---------  ----------   ---------   ---------   ----------
  (Loss) income before income
   taxes ......................... $   (9,635) $    3,757   $    2,998   $   4,194  $     (226)  $    (319)  $      --   $      769
                                   ==========  ==========   ==========   =========  ==========   =========   =========   ==========
  Capital expenditures ........... $       --  $   15,970   $    2,713   $   4,790  $    6,306   $     318               $   30,097
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Depreciation and amortization .. $      311  $   15,814   $    1,347   $   5,170  $    3,408   $     795               $   26,845
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2001
  Net sales ......................             $  696,740   $  879,112   $ 325,270  $  155,070               $(187,495)  $1,868,697
  Patronage dividends ............                     31          444         313               $      35                      823
  Other revenues .................                    671        5,979      26,414         (15)      5,429                   38,478
                                               ----------   ----------   ---------  ----------   ---------   ---------   ----------
                                                  697,442      885,535     351,997     155,055       5,464    (187,495)   1,907,998
  Cost of goods sold .............                640,075      879,781     324,742     146,660                (187,495)   1,803,763
  Marketing, general and
   administrative ................ $    1,926      11,504        5,564      13,936       8,236       1,299                   42,465
  Interest .......................     (1,411)      6,822        2,160       4,011       3,464       2,454                   17,500
  Equity loss (income) from
   investments ...................     13,100        (189)        (707)        158      (5,632)      9,123                   15,853
  Minority interests .............                  8,356                      117                                            8,473
                                   ----------  ----------   ----------   ---------  ----------   ---------   ---------   ----------
  (Loss) income before income
   taxes ......................... $  (13,615) $   30,874   $   (1,263)  $   9,033  $    2,327   $  (7,412)  $      --   $   19,944
                                   ==========  ==========   ==========   =========  ==========   =========   =========   ==========
  Capital expenditures ........... $       --  $    8,178   $      857   $   6,588  $    7,845   $     656               $   24,124
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Depreciation and amortization .. $      311  $   13,678   $      987   $   5,460  $    3,508   $     928               $   24,872
                                   ==========  ==========   ==========   =========  ==========   =========               ==========

                                                                                    PROCESSED
                                                              GRAIN      COUNTRY    GRAINS AND              RECONCILING
                                    AGRONOMY     ENERGY     MARKETING   OPERATIONS    FOODS        OTHER       AMOUNTS      TOTAL
                                   ----------  ----------   ----------  ----------  ----------   ---------  -----------  ----------
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ......................             $1,142,806   $1,988,577   $ 686,755  $  289,192               $(375,567)  $3,731,763
  Patronage dividends ............                    448          352       1,008               $     101                    1,909
  Other revenues .................                  3,439       14,290      36,282         563       1,150                   55,724
                                               ----------   ----------   ---------  ----------   ---------   ---------   ----------
                                                1,146,693    2,003,219     724,045     289,755       1,251    (375,567)   3,789,396
  Cost of goods sold .............              1,061,123    1,985,678     683,807     271,725                (375,567)   3,626,766
  Marketing, general and
   administrative ................ $    2,804      30,667       11,067      24,405      17,973       2,359                   89,275
  Interest .......................       (733)      8,300        3,027       5,804       4,989        (323)                  21,064
  Equity loss (income) from
   investments ...................     11,606       1,533       (1,965)        213     (13,153)                              (1,766)
  Minority interests .............                  5,357                      353                                            5,710
                                   ----------  ----------   ----------   ---------  ----------   ---------   ---------   ----------
  (Loss) income before income
   taxes ......................... $  (13,677) $   39,713   $    5,412   $   9,463  $    8,221   $    (785)  $      --   $   48,347
                                   ==========  ==========   ==========   =========  ==========   =========   =========   ==========
  Capital expenditures ........... $       --  $   25,650   $    3,728   $  10,538  $   11,485   $     504               $   51,905
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Depreciation and amortization .. $      623  $   29,674   $    2,691   $  10,543  $    6,429   $   1,584               $   51,544
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Total identifiable assets at
   February 28, 2002 ............. $  217,822  $1,202,734   $  306,445   $ 784,546  $  396,734   $ 178,494               $3,086,775
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2001
  Net sales ......................             $1,570,136   $1,856,901   $ 728,932  $  315,240               $(413,023)  $4,058,186
  Patronage dividends ............ $      268          40          501         346               $      93                    1,248
  Other revenues .................                  1,418       11,420      45,197          10       6,439                   64,484
                                   ----------  ----------   ----------   ---------  ----------   ---------   ---------   ----------
                                          268   1,571,594    1,868,822     774,475     315,250       6,532    (413,023)   4,123,918
  Cost of goods sold .............              1,474,087    1,855,382     725,733     295,113                (413,023)   3,937,292
  Marketing, general and
   administrative ................      3,716      21,254       11,601      25,643      16,219       2,442                   80,875
  Interest .......................     (2,582)     13,902        4,325       7,748       7,172       2,507                   33,072
  Equity loss (income) from
   investments ...................     18,329        (344)      (2,526)        251     (11,340)      9,123                   13,493
  Minority interests .............                 12,086                      120                                           12,206
                                   ----------  ----------   ----------   ---------  ----------   ---------   ---------   ----------
  (Loss) income before income
   taxes ......................... $  (19,195) $   50,609   $       40   $  14,980  $    8,086   $  (7,540)  $      --   $   46,980
                                   ==========  ==========   ==========   =========  ==========   =========   =========   ==========
  Capital expenditures ........... $       --  $   17,915   $    1,757   $  17,305  $   10,538   $   1,021               $   48,536
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Depreciation and amortization .. $      626  $   27,247   $    2,031   $  10,852  $    6,992   $   1,879               $   49,627
                                   ==========  ==========   ==========   =========  ==========   =========               ==========
  Total identifiable assets at
   February 28, 2001 ............. $  207,572  $1,212,305   $  360,507   $ 790,555  $  429,935   $ 201,638               $3,202,512
                                   ==========  ==========   ==========   =========  ==========   =========               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through Country Energy, LLC, a joint venture formerly with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, the majority of the purchase price was allocated to intangible assets of $26.4 million, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property and other assets and liabilities. The Company also entered into a supply agreement related to the purchase of Farmland's refined fuel production from their Coffeyville, Kansas refinery at prevailing market values.

     In January 2002, the Company formed an LLC with Cargill, Incorporated to engage in wheat flour milling in North America. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC (Horizon). During the quarter ended February 28, 2002 the Company sold inventories and related contracts to Horizon and received cash of $13.1 million. The Company is in the process of finalizing agreements whereby it will lease to Horizon its wheat milling facilities. These agreements are expected to be finalized in the third quarter.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

     Consolidated net income for the three months ended February 28, 2002 was $2.4 million compared to $26.5 million for the same three-month period in 2001, which represents a $24.1 million (91%) decrease. This decrease in profitability is primarily attributable to decreased earnings in the Company's Energy segment.

     Consolidated net sales of $1.9 billion for the three months ended February 28, 2002 decreased $8.9 million compared to the same three months ended in 2001.

     Company-wide grain and oilseed net sales of $1.1 billion increased $143.3 million (16%) during the three months ended February 28, 2002 compared to the same three months ended in 2001. Sales for the three months ended February 28, 2002 were $1,006.7 million and $217.3 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended February 28, 2001 were $879.1 million and $213.4 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $157.6 million and $169.4 million, for the three months ended February 28, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $0.67 per bushel in the average sales price of all grains and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 3% compared to the same three months ended in 2001.

     Energy net sales of $572.5 million decreased $106.1 million (16%) during the three months ended February 28, 2002 compared to the same period in 2001. Sales for the three months ended February 28, 2002 and 2001 were $588.6 million and $696.7 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $16.1 million and $18.1 million, respectively. The decrease is primarily attributable to a decrease in the average sales price of refined fuels of $0.32 per gallon, which was partially offset by a volume increase of 69% compared to the same three months ended in 2001. In addition, the average sales price of propane decreased by $0.26 per gallon, which was partially offset by a volume increase of 14% compared to the same three months ended in 2001. Refined fuels and propane volume increases were primarily a result of acquisitions.

     Country Operations farm supply sales of $94.8 million decreased by $17.1 million (15%) during the three months ended February 28, 2002 compared to the same three months ended in 2001. The decrease is primarily due to a reduction in the average retail sales price of energy products compared to the same three months ended in 2001.

     Processed Grains and Foods sales of $126.1 million decreased $28.9 million (19%) during the three months ended February 28, 2002 compared to the same three months ended in 2001. The decrease is primarily due to Horizon, the newly formed wheat milling LLC described earlier. As of January 2002, the Company no longer recorded sales of processed wheat. The decrease was partially offset by increased sales due to foods acquisitions compared to the same three months ended in 2001.

     Patronage dividends of $1.2 million increased $0.4 million (44%) during the three months ended February 28, 2002 compared to the same three months ended in 2001. This increase is primarily due to an increased patronage dividend from a processing cooperative.

     Other revenues of $23.6 million decreased $14.8 million (39%) during the three months ended February 28, 2002 compared to the same three months ended in 2001. The most significant change was within the Country Operations segment.

     Cost of goods sold of $1.8 billion increased $18.6 million (1%) during the three months ended February 28, 2002, compared to the same three months ended in 2001. The increase is primarily due to an increase of $0.66 in the average cost per bushel of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments, which was partially offset by a 3% volume decrease compared to the same three months ended in 2001. Energy cost of goods sold decreased primarily due to a decrease of $0.29 per gallon in the average cost of refined fuels, which was partially offset by a 69% volume increase compared to the same three months ended in 2001. The average cost of propane decreased by $0.23 per gallon, which was partially offset by a 14% volume increase compared to the same three months ended in 2001. Country Operations farm supply cost of goods sold decreased by 19% primarily due to the reduced cost of energy products compared to the same three months ended in 2001. Processed Grains and Foods segment cost of goods sold decreased by 18% primarily due to the formation of the new wheat milling LLC. As of January 2002, the Company no longer recorded cost of goods sold of processed wheat. The decrease was offset by increased cost of goods due to foods acquisitions compared to the same three months ended in 2001.

     Marketing, general and administrative expenses of $46.4 million for the three months ended February 28, 2002 increased by $3.9 million (9%) compared to the same three months ended in 2001. This increase is primarily due to additional expenses resulting from an Energy segment acquisition.

     Interest expense of $10.2 million for the three months ended February 28, 2002 decreased by $7.3 million (41%) compared to the same three months ended in 2001. The average level of short-term borrowings decreased by 39% and the average short-term interest rate decreased by 4.4% during the three months ended in 2002 compared to the same three months ended in 2001. These decreases in interest expense were partially offset by increases due to an additional $80.0 million of long-term debt from a private placement, of which $25.0 million and $55.0 million was issued in January 2001 and March 2001, respectively.

     Equity loss from investments of $2.2 million for the three months ended February 28, 2002 decreased by $13.7 million (86%) compared to the same three months ended in 2001. The decrease was primarily attributable to decreased losses from the Agronomy and Other segments investments of $4.8 million and $9.1 million, respectively, compared to the same three months ended in 2001.

     Minority interests of $2.7 million for the three months ended February 28, 2002 decreased by $5.8 million (68%) compared to the same three months ended in 2001. This net change in minority interests during the three months ended February 28, 2002 compared to the same three months ended in 2001 was primarily a result of less profitable operations within the Company's majority-owned subsidiaries and the dissolution of Cooperative Refining, LLC (CRLLC). Substantially all minority interests relate to National Cooperative Refinery Association (NCRA).

     An income tax benefit of $1.6 million for the three months ended February 28, 2002 compares to a benefit of $6.5 million for the three months ended February 28, 2001. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three months ended February 28, 2002 and 2001. Income taxes and effective tax rates vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001

     Consolidated net income for the six months ended February 28, 2002 was $43.7 million compared to $86.0 million for the same six months ended in 2001, which represents a $42.3 million (49%) decrease. This decrease in profitability is primarily attributable to a tax benefit of $34.2 million in the prior year and decreased earnings in the Company's Energy and Other segments compared to the same six months ended in 2001.

     Consolidated net sales of $3.7 billion for the six months ended February 28, 2002 decreased $326.4 million (8%) compared to the same six months ended in 2001.

     Company-wide grain and oilseed net sales of $2.1 billion increased $148.8 million (8%) during the six months ended February 28, 2002 compared to the same six months ended in 2001. Sales for the six months ended February 28, 2002 were $1,988.6 million and $459.6 million from Grain Marketing and Country Operations segments, respectively. Sales for the six months ended February 28, 2001 were $1,856.9 million and $471.8 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $345.6 million and $374.9 million, for the six months ended February 28, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $0.50 per bushel in the average sales price of all grains and oilseed marketed by the Company which was partially offset by a decrease in grain volume of 6%, compared to the same six months ended in 2001.

     Energy net sales of $1.1 billion decreased $419.2 million (27%) during the six months ended February 28, 2002 compared to the same period in 2001. Sales for the six months ended February 28, 2002 and 2001 were $1,142.8 million and $1,570.1 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $30.0 million and $38.1 million, respectively. The decrease is primarily attributable to a net volume decrease compared to the same six months ended in 2001 due to the dissolution of CRLLC effective December 31, 2000. The Company owned 58% of CRLLC through its 75% ownership in NCRA and therefore consolidated CRLLC business activity up to the time of dissolution. In addition, the average sales price of refined fuels rack sales decreased by $0.30 per gallon, which was partially offset by a volume increase of 39% compared to the same six months ended in 2001. The average sales price of propane decreased by $0.22 per gallon, which was partially offset by a volume increase of 13% compared to the same six months ended in 2001. Refined fuels and propane volume increases were primarily a result of acquisitions.

     Country Operations farm supply sales of $227.1 million decreased by $30.0 million (12%) during the six months ended February 28, 2002 compared to the same six months ended in 2001. The decrease is primarily due to a reduction in the average retail sales price of energy products compared to the same six months ended in 2001.

     Processed Grains and Foods sales of $289.2 million decreased $26.0 million (8%) during the six months ended February 28, 2002 compared to the same six months ended in 2001. This decrease in sales is primarily due to Horizon, the newly formed wheat milling LLC described earlier. As of January 2002, the company no longer recorded sales of processed wheat. In addition, sales of oilseed processing and refining decreased primarily due to refined oil volume and average selling price decreases compared to the same six months ended in 2001. These decreases were partially offset by increased sales due to foods acquisitions compared to the same six months ended in 2001.

     Patronage dividends of $1.9 million increased $0.7 million (53%) during the six months ended February 28, 2002 compared to the same six months ended in 2001. This increase is primarily due to an increased patronage dividend from a processing cooperative compared to the same six months ended in 2001.

     Other revenues of $55.7 million decreased $8.8 million (14%) during the six months ended February 28, 2002 compared to the same six months ended in 2001. The most significant change was revenues within the County Operations segment.

     Cost of goods sold of $3.6 billion decreased $310.5 million (8%) during the six months ended February 28, 2002, compared to the same six months ended in 2001. The decrease is primarily due to an Energy segment decrease in volume as a result of the dissolution of CRLLC, which was previously discussed. In addition, the average cost of refined fuels rack purchases decreased $0.27 per gallon, which was partially offset by a 39% volume increase compared to the same six months ended in 2001. The average cost of propane decreased by $0.20 per gallon, which was partially offset by a 13% volume increase compared to the same six months ended in 2001. Country Operations farm supply cost of goods sold decreased by 13% primarily due to the reduced cost of energy products compared to the same six months ended in 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 10% compared to the same six-month period ended in 2001 primarily due to a $0.50 average cost per bushel increase, which was partially offset by a 6% decrease in volume. Processed Grains and Foods segment cost of goods sold decreased by 8% compared to the same six months ended in 2001, primarily due to the formation of the new wheat milling LLC. As of January 2002, the company no longer recorded cost of goods sold of processed wheat. In addition, the cost of oilseed processing and refining decreased due to a reduced average cost of raw materials compared to the same six months ended in 2001. These decreases were partially offset by increased cost of goods sold due to foods acquisitions compared to the same six months ended in 2001.

     Marketing, general and administrative expenses of $89.3 million for the six months ended February 28, 2002 increased by $8.4 million (10%) compared to the same six months ended in 2001. This increase is primarily due to additional expenses resulting from an Energy segment acquisition.

     Interest expense of $21.1 million for the six months ended February 28, 2002 decreased by $12.0 million (36%) compared to the same six months ended in 2001. The average level of short-term borrowings decreased by 44% and the average short-term interest rate decreased by 4.3% during the six months ended in 2002 compared to the same six months ended in 2001. These decreases in interest expense were partially offset by an increase due to an additional $80.0 million of long-term debt from a private placement, of which $25.0 million and $55.0 million was issued in January 2001 and March 2001, respectively.

     Equity income from investments of $1.8 million for the six months ended February 28, 2002 increased by $15.3 million (113%) compared to the same six months ended in 2001. The increase was primarily attributable to decreased losses from the Agronomy and Other segments investments of $6.7 million and $9.1 million, respectively, and increased earnings from Processed Grains and Foods segment investments of $1.8 million compared to the same six months ended in 2001. These increases were partially offset by losses within the Energy segment investments of $1.9 million compared to the same six months ended in 2001.

     Minority interests of $5.7 million for the six months ended February 28, 2002 decreased by $6.5 million (53%) compared to the same six months ended in 2001. This net change in minority interests during the six months ended February 28, 2002 compared to the same six months ended in 2001 was primarily a result of the dissolution of CRLLC. Substantially all minority interests relates to NCRA.

     Income tax expense of $4.6 million for the six months ended February 28, 2002 compares to a tax benefit of $39.0 million for the six months ended February 28, 2001. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six months ended February 28, 2002 and 2001. An income tax benefit of $34.2 million for the six months ended February 28, 2001 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded income tax expense of $4.6 million for the six months ended February 28, 2002, which compares to a $4.8 million tax benefit for the six months ended February 2001, exclusive of the $34.2 million benefit related to the change in patronage determination described above. The income taxes and effective tax rate varies from period to period based upon profitability and nonpatronage business activity during each of the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $138.9 million and $105.7 million for the three months ended February 28, 2002 and 2001, respectively. For the three-month period ended in 2002, net income of $2.4 million and net non-cash expenses of $22.1 million were offset by increased working capital requirements of $163.4 million. For the three-month period ended in 2001, net income of $26.5 million and net non-cash expenses of $32.7 million were offset by increased working capital requirements of $164.9 million.

     Operating activities of the Company used net cash of $115.3 million and $113.7 million for the six months ended February 28, 2002 and 2001, respectively. For the six-month period ended in 2002, net income of $43.7 million and net non-cash expenses of $57.6 million were offset by increased working capital requirements of $216.6 million. For the six-month period ended in 2001, net income of $86.0 million and net non-cash expenses of $23.8 million were offset by increased working capital requirements of $223.5 million.

CASH FLOWS FROM INVESTING

     Investing activities of the Company used net cash of $15.5 million during the three-month period ended February 28, 2002. Expenditures for the acquisition of property, plant and equipment of $30.1 million and distributions to minority owners of $0.4 million were the primary uses of cash for investing activities and were partially offset by investments redeemed of $8.0 million, changes in notes receivable of $4.6 million and proceeds from the disposition of property, plant and equipment of $2.5 million. For the year ended August 31, 2002 the Company expects to spend approximately $153.6 million for the acquisition of property, plant and equipment, which includes $22.7 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $90.0 million. Capital expenditures at NCRA, primarily related to the EPA low sulfur fuel regulations required by 2006, are expected to be approximately $250.0 million over the next five years.

     Investing activities of the Company used net cash of $12.3 million during the three-month period ended February 28, 2001. Expenditures for the acquisition of property, plant and equipment of $24.1 million, acquisitions of intangibles of $7.0 million, distributions to minority owners of $8.5 million, investments of $4.1 million and changes in notes receivable were partially offset by proceeds from the disposition of property, plant and equipment of $26.2 million, investments redeemed of $1.1 million and other investing activities. The acquisition of intangibles is related to the asset purchase of Rodriguez Festive Foods, Inc., a manufacturer of Mexican foods. The proceeds from the disposition of property, plant and equipment were primarily from the sale of feed plants and other assets in the Country Operations segment.

     Investing activities of the Company used net cash of $54.4 million during the six-month period ended February 28, 2002. Expenditures for the acquisition of property, plant and equipment of $51.9 million, acquisitions of intangibles of $27.5 million, investments of $6.2 million and distributions to minority owners of $4.4 million were partially offset by investments redeemed of $23.4 million, proceeds from the disposition of property, plant and equipment of $8.6 million, changes in notes receivable of $2.4 million and other investing activities. The acquisitions of intangibles is primarily related to the purchase of Farmland's wholesale energy business, as previously discussed and represents trademarks, tradenames and non-compete agreements.

     Investing activities of the Company used net cash of $37.9 million during the six-month period ended February 28, 2001. Expenditures for the acquisition of property, plant and equipment of $48.5 million, investments of $11.6 million, acquisitions of intangibles of $7.0 million, distributions to minority owners of $12.5 million and changes in notes receivable were partially offset by proceeds from the disposition of property, plant and equipment of $27.7 million, investments redeemed of $8.8 million and other investing activities.

CASH FLOWS FROM FINANCING

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2001, the Company renewed and expanded its 364-day credit facility to $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On February 28, 2002, August 31, 2001 and February 28, 2001, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $298.2 million, $97.2 million and $385.9 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On February 28, 2002, August 31, 2001 and February 28, 2001 the Company had outstanding balances on this facility of $75.0 million, $45.0 million and $80.0 million, respectively, categorized as long-term debt. The outstanding balance on February 28, 2002 includes $30.0 million, which was drawn during the first quarter of the current fiscal year.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The commitment expired on May 31, 1999. The amount outstanding on this credit facility was $147.6 million, $150.9 million and $154.2 million on February 28, 2002, August 31, 2001 and February 28, 2001, respectively. Repayments of approximately $1.6 million and $3.3 million were made on this facility during each of the three months and six months ended February 28, 2002 and 2001, respectively.

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

     On February 28, 2002, the Company had total long-term debt outstanding of $579.9 million, of which $263.0 million was bank financing, $305.0 million was private placement debt and $11.9 million was industrial development revenue bonds and other notes and contracts payable. Long-term debt of NCRA represented $23.7 million of the total long-term debt outstanding on February 28, 2002. On August 31, 2001 and February 28, 2001, the Company had long-term debt outstanding of $560.0 million and $558.5 million, respectively. The aggregate amount of long-term debt payable as of August 31, 2001 was as follows (dollars in thousands):

                         2002               $ 17,754
                         2003                 59,083
                         2004                 15,119
                         2005                 34,553
                         2006                 34,984
                         Thereafter          398,504
                                            --------
                                            $559,997
                                            ========

     During the three-month periods ended February 28, 2002 and 2001, the Company repaid long-term debt of $4.3 million and $4.7 million, respectively, and had additional long-term borrowings of $61.2 million during the three-month period ended in 2001.

     During the six-month periods ended February 28, 2002 and 2001, the Company repaid long-term debt of $10.1 million and $13.8 million, respectively, and had additional long-term borrowings of $30.0 million and $61.8 million, respectively, for the same six-month periods.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2001 were distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 100% for Equity Participation Units and 30% for other patronage earnings, was $39.6 million. During the three month period ended February 28, 2001 the Company distributed cash patronage of $26.0 million from the patronage earnings of the fiscal year ended August 31, 2000.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2001, to be distributed in the current fiscal year, are expected to be approximately $33.5 million, of which $23.2 million was redeemed during the six months ended February 28, 2002. During the six months ended February 28, 2001 the Company redeemed $7.9 million of equity. Redemptions of equity by the Company during the three-month periods ended February 28, 2002 and 2001 were $21.4 million and $2.4 million, respectively.

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $4.2 million through February 28, 2002. Expenses related to the issuance of the Preferred Stock were $1.3 million through the same period.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments:

     The Company has commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the three and six months ended February 28, 2002 was approximately $9.0 million and $18.0 million, respectively. For the three and six months ended February 28, 2001, total rental expense was approximately $8.5 million and $17.0 million, respectively.

     Minimum future lease payments, required under noncancellable operating leases as of August 31, 2001, were as follows:

                          (DOLLARS IN MILLIONS)
                         -----------------------
                         2002                      $ 35.4
                         2003                        26.3
                         2004                        16.8
                         2005                         7.5
                         2006                         5.0
                         Thereafter                  12.8
                                                   ------
                         Total minimum future
                          lease payments           $103.8
                                                   ======

Guarantees:

     The Company is a guarantor for lines of credit for related companies of which approximately $28.0 million was outstanding as of February 28, 2002. The Company's bank covenants allow maximum guarantees of $100.0 million. All outstanding loans with respective creditors are current as of February 28, 2002.

Debt:

     There is no material off balance sheet debt.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates as well as management's judgements and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. The Company believes that of its significant accounting policies, the following may involve a higher degree of estimates, judgements, and complexity:

ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The allowances for doubtful accounts is maintained at a level considered appropriate by management based on an analysis of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic and market conditions. Different assumptions, changes in economic circumstances, or the deterioration of the financial condition of the Company's customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

INVENTORY VALUATION AND RESERVES

     Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grain and oilseed inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuation. If estimates regarding the valuation of inventory or the adequacy of reserves are less favorable than management's assumptions, then additional reserves or write-downs of inventory may be required.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. The Company does not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company's assessment of its exposure from expected price fluctuations. The Company also manages its risks by entering into fixed price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts. However, the Company does not anticipate nonperformance by counterparties. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product.

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, a standard related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. Such accounting is complex, evidenced by significant interpretations of the primary accounting standard, which continues to evolve.

PENSION AND POSTRETIREMENT BENEFITS

     Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense.

DEFERRED TAX ASSETS

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income as well as other factors in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

LONG-LIVED ASSETS

     Depreciation and amortization of the Company's property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from actual.

     Long-lived assets, including property, plant and equipment, investments in unconsolidated affiliates and non-indefinitely lived intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

     Goodwill is tested for impairment at the reporting unit level at least annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A two-step process is utilized to test goodwill for impairment. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. Management judgment is required in calculating the fair value of the reporting unit and changes in the estimates utilized in the fair value determination may ultimately result in impairment of goodwill.

ENVIRONMENTAL LIABILITIES

     Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. It is often difficult to estimate the cost of environmental compliance, remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. All liabilities are monitored and adjusted as new facts or changes in law or technology occur and management believes adequate provisions have been made for environmental liabilities. Changes in facts and circumstances may have an adverse impact on the Company's financial results.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended February 28, 2002 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

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


                                          CENEX HARVEST STATES COOPERATIVES
                                    --------------------------------------------
                                                    (Registrant)


              DATE                       SIGNATURE
              ----                       ---------

          April 5, 2002                  /s/ JOHN SCHMITZ
     -----------------------             -----------------------------------
             (Date)                      John Schmitz
                                         Executive Vice President and
                                         Chief Financial Officer

                 (This page has been left blank intentionally.)