Form 10-K/A
period 2001-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2002-06-28
CIK 823277

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K/A

                              --------------------

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE1 FISCAL YEAR ENDED AUGUST 31, 2001 OR

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                        CENEX HARVEST STATES COOPERATIVES


Pursuant to the requirements of Section 210.3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, the undersigned registrant hereby amends Item 8, Item 14(a)(1) and Item 14(a)(3) of its annual report on Form 10-K for fiscal year ended August 31, 2001 to add the separate consolidated financial statements of Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is hereby amended to include the current consolidated financial statements of Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment. The consolidated financial statements of Ventura Foods, LLC and subsidiary, which are included in this Form 10-K/A following the signatures, are hereby incorporated by reference in this Item 8.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

Item 14(a)(1) is hereby amended to add the following:

V. Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment

         Independent Auditors' Report                                       F-62
         Consolidated Balance Sheets as of March 31, 2002 and 2001          F-63
         Consolidated Statements of Income for the years ended
           March 31, 2002, December 31, 2000 and 1999 and the three
           months ended March 31, 2001                                      F-65
         Consolidated Statements of Members' Capital for the years ended
           March 31, 2002, December 31, 2000 and 1999 and the three
           months ended March 31, 2001                                      F-66
         Consolidated Statements of Cash Flows for the years ended
           March 31, 2002, December 31, 2000 and 1999 and the three
           months ended March 31, 2001                                      F-67
         Notes to Consolidated Financial Statements for the years ended
           March 31, 2002, December 31, 2000 and 1999 and the three
           months ended March 31, 2001                                      F-69

(a)(3)   EXHIBITS

Item 14(a)(3) is amended to add the following exhibit:

23.3         Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


       CENEX HARVEST STATES COOPERATIVES


By:              /s/ JOHN SCHMITZ                   Date:   June 28, 2002
     ----------------------------------------              ------------------
                    John Schmitz
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEPENDENT AUDITORS' REPORT


Members Committee of Ventura Foods, LLC:

We have audited the accompanying consolidated balance sheets of Ventura Foods, LLC and subsidiary (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of income, members' capital, and cash flows for the year ended March 31, 2002, the three months ended March 31, 2001, and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended March 31, 2002, the three months ended March 31, 2001, and the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up activities in 1999.


/s/ Deloitte & Touche LLP


Los Angeles, California
June 19, 2002

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

----------------------------------------------------------------------------------------------------------

ASSETS (NOTE 4)                                                                  2002              2001
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                        $  9,300,000      $ 14,150,000
  Trade receivables, net of allowance for doubtful accounts of
    $1,543,000 and $2,000,000 at 2002 and 2001, respectively
    (Notes 2, 4 and 5)                                                        57,139,000        56,368,000
  Inventories (Notes 2, 4 and 5)                                              62,799,000        66,680,000
  Prepaid expenses and other current assets                                    2,283,000         1,490,000
  Due from Wilsey Foods, Inc. (Note 5)                                                              47,000
  Derivative contract asset (Note 2)                                          13,298,000        12,193,000
                                                                            ------------      ------------

          Total current assets                                               144,819,000       150,928,000
                                                                            ------------      ------------

PROPERTY (Notes 2 and 4):
  Land, buildings, and improvements                                           98,840,000        96,082,000
  Machinery and equipment                                                    129,133,000       120,932,000
  Construction-in-progress                                                     6,489,000         7,581,000
  Other property                                                              10,494,000         8,798,000
                                                                            ------------      ------------

           Total                                                             244,956,000       233,393,000
  Less accumulated depreciation and amortization                              95,052,000        84,178,000
                                                                            ------------      ------------

           Property, net                                                     149,904,000       149,215,000

GOODWILL, Net of amortization of $18,087,000 and $15,180,000
  at 2002 and 2001, respectively (Notes 2 and 3)                              43,156,000        46,063,000

TRADEMARKS, Net of amortization of $8,814,000 and $5,862,000
  at 2002 and 2001, respectively (Notes 2 and 4)                              19,991,000        22,838,000

DEFERRED COMPENSATION PLAN TRUST (Note 6)                                     14,240,000

OTHER ASSETS, Net of amortization of $4,181,000 and $3,813,000
  (Note 2)                                                                     4,879,000         5,304,000
                                                                            ------------      ------------

TOTAL                                                                       $376,989,000      $374,348,000
                                                                            ============      ============

See notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' CAPITAL                                                 2002              2001
CURRENT LIABILITIES:
  Accounts payable (Note 5)                                                 $ 52,045,000      $ 56,536,000
  Accrued liabilities (Note 5)                                                25,784,000        22,891,000
  Deferred compensation obligations (Note 6)                                                     9,660,000
  Dividends payable                                                            9,550,000        18,625,000
  Bank lines of credit (Note 4)                                                8,000,000         5,000,000
  Current portion of long-term debt (Note 4)                                  12,758,000        12,603,000
  Current portion of long-term liability - Wilsey Foods, Inc. (Note 1)           491,000           978,000
  Derivative contract liability (Note 2)                                       4,120,000         4,818,000
                                                                            ------------      ------------

           Total current liabilities                                         112,748,000       131,111,000
                                                                            ------------      ------------

LONG-TERM DEBT (Note 4)                                                       97,178,000       109,936,000
                                                                            ------------      ------------

DEFERRED COMPENSATION OBLIGATIONS (Note 6)                                    16,347,000         1,557,000
                                                                            ------------      ------------

           Total liabilities                                                 226,273,000       242,604,000

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

MEMBERS' CAPITAL                                                             150,716,000       131,744,000





                                                                            ------------      ------------

TOTAL                                                                       $376,989,000      $374,348,000
                                                                            ============      ============

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS                     YEAR ENDED
                                           YEAR ENDED         ENDED                        DECEMBER 31,
                                            MARCH 31,       MARCH 31,           --------------------------------
                                              2002             2001                 2000                1999
NET SALES (Notes 2 and 5)                $ 965,728,000    $ 215,187,000        $ 890,042,000       $ 918,043,000

COST OF GOODS SOLD
  (Notes 2 and 5)                          792,689,000      177,748,000          744,282,000         798,891,000
                                         -------------    -------------        -------------       -------------

GROSS PROFIT                               173,039,000       37,439,000          145,760,000         119,152,000
                                         -------------    -------------        -------------       -------------

OPERATING EXPENSES:
  Selling, general, and
    administrative (Notes 2 and 5)          92,034,000       20,121,000           78,145,000          69,127,000
  Amortization of intangibles
    (Note 2)                                 6,227,000        1,581,000            6,431,000           6,379,000
                                         -------------    -------------        -------------       -------------

           Total operating expenses         98,261,000       21,702,000           84,576,000          75,506,000
                                         -------------    -------------        -------------       -------------

OPERATING INCOME                            74,778,000       15,737,000           61,184,000          43,646,000

INTEREST EXPENSE, Net                        7,474,000        2,071,000            9,585,000          10,146,000

OTHER INCOME (Note 7)                       (3,182,000)        (702,000)          (5,907,000)         (2,413,000)
                                         -------------    -------------        -------------       -------------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                    70,486,000       14,368,000           57,506,000          35,913,000

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE
  (Note 2)                                                                                               563,000
                                         -------------    -------------        -------------       -------------

NET INCOME                               $  70,486,000    $  14,368,000        $  57,506,000       $  35,350,000
                                         =============    =============        =============       =============

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

------------------------------------------------------------------------------------------------
                                                                 CENEX
                                                                HARVEST
                                          WILSEY                 STATES
                                        FOODS, INC.           COOPERATIVES              TOTAL
BALANCE, JANUARY 1, 1999               $  48,371,000         $  32,248,000         $  80,619,000

  Net income                              21,210,000            14,140,000            35,350,000

  Contributions                           12,000,000             8,000,000            20,000,000

  Dividends                              (14,266,000)           (9,511,000)          (23,777,000)
                                       -------------         -------------         -------------

BALANCE, DECEMBER 31, 1999                67,315,000            44,877,000           112,192,000

  Net income                              30,593,000            26,913,000            57,506,000

  Transfer of interest (Note 1)          (11,775,000)           11,775,000

  Dividends                              (23,288,000)          (20,720,000)          (44,008,000)
                                       -------------         -------------         -------------

BALANCE, DECEMBER 31, 2000                62,845,000            62,845,000           125,690,000

  Net income                               7,184,000             7,184,000            14,368,000

  Dividends                               (4,157,000)           (4,157,000)           (8,314,000)
                                       -------------         -------------         -------------

BALANCE, MARCH 31, 2001                   65,872,000            65,872,000           131,744,000

  Net income                              35,243,000            35,243,000            70,486,000

  Dividends                              (25,757,000)          (25,757,000)          (51,514,000)
                                       -------------         -------------         -------------

BALANCE, MARCH 31, 2002                $  75,358,000         $  75,358,000         $ 150,716,000
                                       =============         =============         =============

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS                YEAR ENDED
                                                                    YEAR ENDED         ENDED                  DECEMBER 31,
                                                                     MARCH 31,        MARCH 31,     -------------------------------
                                                                       2002             2001             2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 70,486,000     $ 14,368,000     $ 57,506,000     $ 35,350,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   12,186,000        2,833,000       10,829,000        9,740,000
    Amortization of intangibles                                      6,227,000        1,581,000        6,431,000        6,379,000
    Loss (gain) on disposal/impairment of assets                       324,000          128,000         (139,000)       2,576,000
    Derivative contract asset                                       (1,803,000)      (7,375,000)
    Gain on deferred compensation plan trust assets                   (264,000)
    Changes in operating assets and liabilities:
      Trade receivables                                               (771,000)         980,000         (359,000)       6,198,000
      Inventories                                                    3,881,000        5,089,000       (3,246,000)       4,600,000
      Prepaid expenses and other current assets                       (793,000)         330,000          234,000        2,442,000
      Accounts payable                                              (4,491,000)      (2,943,000)      (4,654,000)      (1,023,000)
      Accrued liabilities                                            2,893,000       (2,540,000)       2,499,000        5,932,000
      Deferred compensation obligations                              5,130,000       (1,767,000)       6,747,000        3,835,000
      Due from/to affiliates                                            47,000            1,000          293,000         (266,000)
                                                                  ------------     ------------     ------------     ------------

           Net cash provided by operating activities                93,052,000       10,685,000       76,141,000       75,763,000
                                                                  ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                          (13,268,000)      (4,869,000)     (13,037,000)     (17,841,000)
  Proceeds from sale of property                                        69,000           23,000        1,021,000           51,000
  Acquisitions, net of cash acquired (Note 3)                                                         (5,312,000)     (50,028,000)
  Acquisition of trademarks                                                                              (47,000)
  Investment in rabbi trust                                        (13,976,000)
  Other assets                                                         (48,000)          67,000         (201,000)      (1,355,000)
                                                                  ------------     ------------     ------------     ------------

           Net cash used in investing activities                   (27,223,000)      (4,779,000)     (17,576,000)     (69,173,000)
                                                                  ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                                                         35,000,000
  Repayment of long-term debt                                      (12,603,000)        (554,000)     (12,417,000)      (9,490,000)
  Net borrowings (payments) on line of credit                        3,000,000        5,000,000      (15,000,000)     (26,000,000)
  Payment to Wilsey Foods, Inc. (Note 1)                              (487,000)        (487,000)                         (487,000)
  Payment of bank loan fees                                                                                              (105,000)
  Dividends paid                                                   (60,589,000)                      (38,539,000)     (23,274,000)
  Contributions received                                                                                               20,000,000
                                                                  ------------     ------------     ------------     ------------

           Net cash (used in) provided by financing activities     (70,679,000)       3,959,000      (65,956,000)      (4,356,000)
                                                                  ------------     ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                  (4,850,000)       9,865,000       (7,391,000)       2,234,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               14,150,000        4,285,000       11,676,000        9,442,000
                                                                  ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  9,300,000     $ 14,150,000     $  4,285,000     $ 11,676,000
                                                                  ============     ============     ============     ============

                                                                     (Continued)

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS                YEAR ENDED
                                                                    YEAR ENDED         ENDED                  DECEMBER 31,
                                                                     MARCH 31,        MARCH 31,     -------------------------------
                                                                       2002             2001             2000             1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                        $  8,129,000     $    653,054      $ 10,181,000     $ 10,296,000
                                                                  ============     ============      ============     ============

See notes to consolidated financial statements.                      (Concluded)

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001
AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

      FISCAL YEAR-END - During 2001, the Company changed its fiscal year-end to March 31. Prior to such change, the Company's fiscal year-end had been December 31.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE - In connection with the adoption of Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, on January 1, 1999, the Company charged $563,000 of previously deferred start-up costs to expense.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INVENTORIES - Inventories consist of the following at March 31, 2002 and 2001:

                                                       2002           2001

          Bulk oil                                 $17,654,000    $24,642,000
          Finished goods                            27,696,000     24,692,000
          Ingredients and supplies                  17,449,000     17,346,000
                                                   -----------    -----------

          Total                                    $62,799,000    $66,680,000
                                                   ===========    ===========

      Inventories are accounted for at the lower of cost or market, using the first-in first-out method.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company's use of derivative financial instruments is limited to forwards, futures, and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company's policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position. Forward purchase and sales contracts with established market participants as well as exchange traded futures contracts are entered into in amounts necessary to protect against price changes on raw materials needed for the Company's food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price ("Basis Contracts"). Additionally, the Company's policies do not permit speculative trading of such contracts. All of these qualify as derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are stated at market value. Changes in market value are recognized in the consolidated statements of income, through cost of sales, in the periods such changes occur. The adoption of SFAS No. 133, on January 1, 2001, did not have a significant impact on the Company's results of operations, as the Company historically recorded its financial instruments at market value. Prior to the adoption of SFAS No. 133, the market value of futures contracts, basis contracts, and forward purchase and sales contracts were recorded as a component of inventory. Beginning with the adoption of SFAS No. 133, the market value of these contracts is now recorded separately on the balance sheet as derivative contract assets or liabilities. These contracts have maturities of less than one year.

      The following summarizes the Company's various derivative contracts outstanding at March 31, 2002 and 2001:

                                                                     NET
                                                                 UNREALIZED
          FORWARD CONTRACTS AND COMMITMENTS         POUNDS       GAIN (LOSS)
                                                                (IN THOUSANDS)

          MARCH 31, 2002

          Forward purchases                          490,500        $ 7,873
          Forward sales                              454,100         (1,117)
          Basis purchase                             390,300          2,304
          Basis sales                                 62,600           (303)
          Futures contracts                           96,100            421
                                                  ----------        -------

                                                   1,493,600        $ 9,178
                                                  ==========        =======
          MARCH 31, 2001

          Forward purchases                          391,800        $ 3,836
          Forward sales                              395,200            741
          Basis purchase                           1,316,200          1,989
          Basis sales                                151,500            163
          Futures contracts                          117,900            646
                                                  ----------        -------

                                                   2,372,600        $ 7,375
                                                  ==========        =======

      The fair value of futures contracts are determined from quotes listed on the Chicago Board of Trade or other market makers. Forward purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product.

      The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

      PROPERTY AND DEPRECIATION - Property is stated at cost, and depreciation is provided for using the straight-line method over the estimated useful lives of the assets, as follows:

          Buildings                                                40 years
          Leasehold improvements                               3 - 19 years
          Machinery and equipment                             10 - 25 years
          Other property                                       3 - 20 years

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

            FUTURES CONTRACTS - The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.

      CONCENTRATION OF CREDIT RISK - During the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, net sales to one customer were 22 percent, 22 percent, 21 percent, and 18 percent of total net sales, respectively. This customer represents approximately 19 percent and 17 percent of trade receivables at March 31, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

      MARKETABLE SECURITIES - The Company's marketable securities are composed of equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices of those investments at March 31, 2002. Unrealized gains and losses on equity securities are recognized in net income.

      GOODWILL AND TRADEMARKS - The Company's goodwill relates to various acquisitions of businesses and is being amortized using the straight-line method over periods ranging from 15 to 20 years. Trademarks are amortized using the straight-line method over 10 to 15 years. Patents and other intangibles are amortized using the straight-line method over 1 to 15 years (see "Recent Accounting Pronouncements").

      IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, including identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method. Impairment losses of $1,277,000 were recognized during 1999.

      ADVERTISING COSTS - The Company expenses advertising costs in the period incurred. For the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company incurred advertising expenses of approximately $7,100,000, $1,300,000, $6,100,000, and $4,500,000, respectively.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the prior periods' financial statements to conform to the 2002 presentation.

      RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements, with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired and with any corresponding write-downs recognized as necessary.

      The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have a material impact on its consolidated financial statements. The Company adopted SFAS No. 142 on April 1, 2002. SFAS No. 142 requires the Company to complete a transitional goodwill and other intangible assets impairment test. The Company does not believe that the results of the impairment tests will have a material impact on its consolidated financial statements. Annual goodwill amortization of approximately $4,000,000 ceased upon the adoption of SFAS No. 142. Amortization of other intangible assets for the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 was approximately $1,900,000, $430,000, $1,750,000 and $1,700,000, respectively.

      In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be adopted as required in fiscal year 2004. The Company is currently assessing, but has not yet determined, the impact this statement will have on its consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement will be adopted as required in fiscal year 2003. The Company is currently assessing, but has not yet determined, the impact this statement will have on its consolidated financial statements.

      In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor's products and therefore should be characterized as a reduction of revenue when recognized in the vendor's income statement. This statement will be adopted as required in fiscal year 2003. The Company is currently assessing, but has not yet determined, the impact this guidance will have on its consolidated financial statements.

3.    ACQUISITIONS

      During 2000, the Company acquired substantially all the assets and liabilities of Sona and Hollen for $5,740,000. Sona and Hollen is a portion packing company located in Los Alamitos, California. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the assets acquired, approximately $4,276,000, was recorded as goodwill and had been amortized using a 15-year life. The following is a summary of the assets acquired at estimated fair market value:

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

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the assets acquired, approximately $38.8 million, was recorded as goodwill and has been amortized using a 15-year life.

      The following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

          Cash                                                  $  3,201,000
          Accounts receivable                                      6,513,000
          Inventories                                              2,577,000
          Prepaid expenses and other assets                          486,000
          Property and equipment                                  12,445,000
          Goodwill                                                38,837,000
                                                                ------------

          Assets acquired                                         64,059,000
                                                                ------------

          Accounts payable                                        (7,653,000)
          Accrued liabilities                                     (3,177,000)
                                                                ------------

          Liabilities assumed                                    (10,830,000)
                                                                ------------

          Net assets of business acquired                       $ 53,229,000
                                                                ============

4.    LINES OF CREDIT AND LONG-TERM DEBT

      LINES OF CREDIT - At March 31, 2002, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Borrowings at March 31, 2002 and 2001 under such lines were $8,000,000 and $5,000,000, respectively. The interest rates applicable to borrowings are based, at the option of the Company, at a London Interbank Offered Rate ("LIBOR") or a term federal funds rate ("TFFR") option. The weighted-average rate at March 31, 2002 and 2001 was 2.24 percent and 5.67 percent, respectively. The credit agreement is subject to renewal annually with the banking group.

      LONG-TERM DEBT - At March 31, 2002 and 2001, balances outstanding on long-term debt were $109,936,000 and $122,539,000, respectively, and represent term loans with a banking group. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based, or a fixed rate option. The weighted-average interest rate on borrowings at March 31, 2002 and 2001 was 6.59 percent and 6.83 percent, respectively.

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

      Annual maturities of long-term debt at March 31, 2002 are as follows:

          2003                                                   $ 12,758,000
          2004                                                     74,223,000
          2005                                                      2,799,000
          2006                                                      2,987,000
          2007                                                      3,187,000
          Thereafter                                               13,982,000
                                                                 ------------

          Total                                                   109,936,000
          Less current portion                                     12,758,000
                                                                 ------------

          Long-term debt                                         $ 97,178,000
                                                                 ============

5.    TRANSACTIONS WITH AFFILIATES

      At March 31, 2002, the Company had a receivable balance of $47,000 due from Wilsey for reimbursement of expenses paid by the Company on behalf of Wilsey.

      Included in accounts payable at March 31, 2002 and 2001 were $5,976,000 and $3,347,000, respectively, payable to Cenex for purchases of oil. Purchases from Cenex for the year ended March 31, 2002 and for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 were $47,745,000, $8,575,000, $48,916,000, and $84,872,000, respectively.
      Sales to Cenex for the year ended March 31, 2002 and for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, totaled $883,000, $109,000, $950,000, and $1,130,000, respectively.

      Included in accounts payable at March 31, 2002 and 2001 were $817,000 and $448,000, respectively, payable to Mitsui USA for the Company's participation in Mitsui USA's insurance plans. During the year ended March 31, 2001 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company recorded expenses of $8,487,000, $1,380,000, $5,049,000, and $5,677,000, respectively, in connection with its participation in such plans.

      Included in trade receivables at March 31, 2002 and 2001 were $69,000 and $110,000, respectively, of receivables from Mitsui USA for product sales. Sales to Mitsui USA for the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, totaled $1,406,000, $341,000, $1,569,000, and $2,509,000, respectively.

      Forward purchase contracts as of March 31, 2002 included commitments for purchases of 78,653,000 pounds of oil from Cenex. The Company recognized gains (losses) of $934,000, $1,788,000, $(363,000), and $(25,000), respectively, on such related party commitments for the year ended March 31, 2002 and for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999.

6.    EMPLOYEE BENEFIT PLANS

      The Company had long-term incentive arrangements for certain key executives. Benefits under the arrangements were based on earnings over a three- to five-year period (as defined) from inception of the arrangements (January 1, 1997) through December 31, 2001. The incentive period ended on December 31, 2001. An amount equal to the obligation incurred under the plan was contributed to a rabbi trust that would be available to general creditors in the event of bankruptcy. The trust holds investments primarily in marketable securities that are recorded at market value (classified as trading securities). The assets in the trust are to be distributed to the employees upon retirement. The liability under the arrangements was $14,240,000 and $8,774,000 as of March 31, 2002 and 2001,
      respectively, and is included in accrued compensation in the accompanying consolidated balance sheets.

      On January 1, 2002, the Company established new long-term incentive arrangements with certain key executives under which they can earn additional compensation. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based or equity-based targets over a two- to three-year period. At the end of such periods, amounts earned by individual executives will be contributed to a rabbi trust, unless representatives of Wilsey and Cenex elect to pay such amounts directly to the respective key executives. At March 31, 2002, a liability for such awards of $439,000 is classified as accrued compensation in the accompanying consolidated balance sheets.

      For the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company recognized compensation expense under the long-term incentive arrangements of $5,657,544, $749,815, $5,883,929, and $1,780,445, respectively.

      The Company has a combined 401(k) and defined contribution profit-sharing plan (the "Plan") covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15 percent of their compensation or limits established by the Internal Revenue Code. The Company is required by the Plan to make certain matching contributions of up to 4 percent of each participant's salary and may make discretionary profit-sharing contributions. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15 percent of their compensation. Expense for the years ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 was $5,855,000, $1,343,000, $5,139,000, and $5,212,000, respectively. Certain of the Company's union employees are participants in multi-employer plans. Payments to multi-employer pension plans are negotiated in various collective bargaining agreements and aggregated $1,162,000, $416,000, $1,641,000, and $1,465,000, for the year ended March 31, 2002 and for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multi-employer pension plans are not available, as the Company does not administer these plans.

      Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of March 31, 2002 and 2001 was $2,049,000 and $1,484,000, respectively. A liability of $1,668,000 and $1,557,000, as of
      March 31, 2002 and 2001, respectively, is included in long-term accrued compensation in the accompanying consolidated balance sheets. The plan is unfunded. During the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company recorded benefit expense related to the plan of $111,000, $420,000, $379,000, and $412,000, respectively.

      The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                 MARCH 31,         DECEMBER 31,
                                              ---------------    ---------------
                                               2002     2001      2000     1999

          Discount rate                        7.0%     7.0%      7.0%     7.5%
          Rate of compensation increase        3.0%     3.0%      3.0%     4.0%

      The Company accrues the actuarially determined amount necessary to fund the participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

7.    COMMITMENTS AND CONTINGENCIES

      Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2002 are as follows:

          2003                                                   $  4,960,000
          2004                                                      3,881,000
          2005                                                      3,092,000
          2006                                                      1,826,000
          2007                                                        669,000
          Thereafter                                                  203,000
                                                                 ------------

          Total                                                  $ 14,631,000
                                                                 ============

      Under the lease agreements, the Company is obligated to pay certain property taxes, insurance, and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the year ended March 31, 2002 and for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 under operating leases totaled $5,671,000, $1,476,000, $5,205,000, and $5,121,000, respectively.

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

8.    QUARTERLY INFORMATION (UNAUDITED)

      As discussed in Note 2, the Company changed its fiscal year-end to March
      31. Audited financial information for the three months ended March 31, 2001 has been included herein. For comparison purposes, selected unaudited financial information for the three months ended March 31, 2000 is as follows:

          Sales                                                 $ 211,815,000
          Cost of goods sold                                      172,818,000
          Net income                                               17,123,000
          Total assets                                            362,382,000
          Total liabilities                                       231,789,000
          Members' capital                                        130,593,000


                                     ******


(20149)