Form 10-Q
period 2002-05-31
CENEX HARVEST STATES COOPERATIVES
filed 2002-07-03
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002.


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

                                YES _X_   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        (Number of shares outstanding at
                 (Class)                          May 31, 2002)
                 -------                          -------------
                  NONE                                 NONE

================================================================================

                                      INDEX



                                                                                       PAGE
                                                                                       NO.
                                                                                       ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of May 31, 2002 (unaudited), August 31, 2001 and
 May 31, 2001 (unaudited) ...........................................................    2

 Consolidated Statements of Operations for the three months and nine months ended
 May 31, 2002 and 2001 (unaudited) ..................................................    3

 Consolidated Statements of Cash Flows for the three months and nine months ended
 May 31, 2002 and 2001 (unaudited) ..................................................    4

 Notes to Consolidated Financial Statements (unaudited) .............................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ......................................................................   10

 Item 3. Quantitative and Qualitative Disclosures about Market Risk .................   19

PART II. OTHER INFORMATION

 Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

 Item 6. Exhibits and Reports on Form 8-K ...........................................   20

SIGNATURE PAGE ......................................................................   21

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   MAY 31,       AUGUST 31,       MAY 31,
                                                                     2002           2001           2001
                                                                -------------   ------------   ------------
(DOLLARS IN THOUSANDS)                                           (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................    $  107,324     $  113,458     $   84,114
 Receivables ................................................       659,994        686,140        684,086
 Inventories ................................................       596,046        510,443        495,170
 Other current assets .......................................        76,268         60,995         83,897
                                                                 ----------     ----------     ----------
  Total current assets ......................................     1,439,632      1,371,036      1,347,267
INVESTMENTS .................................................       486,411        467,953        461,428
PROPERTY, PLANT AND EQUIPMENT ...............................     1,037,138      1,023,872      1,028,481
OTHER ASSETS ................................................       215,350        194,458        191,060
                                                                 ----------     ----------     ----------
  Total assets ..............................................    $3,178,531     $3,057,319     $3,028,236
                                                                 ==========     ==========     ==========

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................    $  275,956     $   97,195     $  255,019
 Current portion of long-term debt ..........................        88,676         17,754         26,517
 Customer credit balances ...................................        37,975         38,486         44,550
 Customer advance payments ..................................        98,177        109,135         58,929
 Checks and drafts outstanding ..............................        63,314         87,808         61,058
 Accounts payable ...........................................       394,609        495,198        401,854
 Accrued expenses ...........................................       166,803        148,026        133,238
 Patronage dividends and equity retirements payable .........        52,343         72,154         59,530
                                                                 ----------     ----------     ----------
  Total current liabilities .................................     1,177,853      1,065,756      1,040,695
LONG-TERM DEBT ..............................................       486,674        542,243        545,541
OTHER LIABILITIES ...........................................       106,916         99,906         92,481
MINORITY INTERESTS IN SUBSIDIARIES ..........................        96,127         88,261         86,776
COMMITMENTS AND CONTINGENCIES
EQUITIES ....................................................     1,310,961      1,261,153      1,262,743
                                                                 ----------     ----------     ----------
  Total liabilities and equities ............................    $3,178,531     $3,057,319     $3,028,236
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       FOR THE                         FOR THE
                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MAY 31,                         MAY 31,
                                            -----------------------------   -----------------------------
(DOLLARS IN THOUSANDS)                           2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
REVENUES:
 Net sales ..............................    $1,831,289      $1,894,573      $5,563,052      $5,952,759
 Patronage dividends ....................         3,028           4,373           4,937           5,621
 Other revenues .........................        26,402          25,773          82,126          90,257
                                             ----------      ----------      ----------      ----------
                                              1,860,719       1,924,719       5,650,115       6,048,637
                                             ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of goods sold .....................     1,769,736       1,799,282       5,396,502       5,736,574
 Marketing, general and administrative           50,745          54,324         140,020         135,199
 Interest ...............................        10,866          16,211          31,930          49,283
 Equity income from investments .........       (31,915)        (27,012)        (33,681)        (13,519)
 Minority interests .....................         5,851          13,311          11,561          25,517
                                             ----------      ----------      ----------      ----------
                                              1,805,283       1,856,116       5,546,332       5,933,054
                                             ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                       55,436          68,603         103,783         115,583
INCOME TAXES ............................         8,795           4,313          13,416         (34,701)
                                             ----------      ----------      ----------      ----------
NET INCOME ..............................    $   46,641      $   64,290      $   90,367      $  150,284
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE                    FOR THE
                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          MAY 31,                    MAY 31,
                                                                -------------------------   -------------------------
(DOLLARS IN THOUSANDS)                                              2002          2001          2002          2001
                                                                -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................................    $  46,641     $  64,290     $  90,367     $ 150,284
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization ............................       25,227        33,168        76,771        82,795
   Noncash net income from equity investments ...............      (31,915)      (27,012)      (33,681)      (13,519)
   Minority interests .......................................        5,851        13,311        11,561        25,517
   Adjustment of inventories to market value ................       (6,441)
   Noncash portion of patronage dividends received ..........       (2,014)       (2,962)       (3,750)       (3,837)
   Loss (gain) on sale of property, plant and equipment .....            5           817        (2,738)      (13,599)
   Deferred tax benefit .....................................                                                (34,247)
   Other, net ...............................................         (408)          970          (287)         (968)
   Changes in operating assets and liabilities:
    Receivables .............................................      (73,885)       47,978        23,831       150,657
    Inventories .............................................       12,045       127,040       (95,592)       52,816
    Other current assets and other assets ...................       30,288        48,311       (11,334)      (52,674)
    Customer credit balances ................................      (25,269)      (21,298)         (511)        7,771
    Customer advance payments ...............................       15,023       (83,870)      (10,958)      (73,006)
    Accounts payable and accrued expenses ...................       82,481       (43,538)      (87,115)     (237,390)
    Other liabilities .......................................        1,196         2,133         7,010         5,045
                                                                 ---------     ---------     ---------     ---------
      Net cash provided by (used in) operating
       activities ...........................................       78,825       159,338       (36,426)       45,645
                                                                 ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ...............      (32,840)      (24,669)      (84,745)      (73,205)
 Proceeds from disposition of property, plant and
  equipment .................................................        1,822         1,460        10,468        29,181
 Investments ................................................           (9)       (1,768)       (6,185)      (13,372)
 Equity investments redeemed ................................        6,767        12,632        28,141        20,836
 Investments redeemed .......................................        1,994           551         4,022         1,186
 Changes in notes receivable ................................          332        (1,251)        2,740        (1,643)
 Acquisition of intangibles .................................         (440)                    (27,971)       (7,038)
 Distribution to minority owners ............................         (401)         (583)       (4,752)      (13,108)
 Other investing activities, net ............................           21        (1,419)        1,082         4,190
                                                                 ---------     ---------     ---------     ---------
      Net cash used in investing activities .................      (22,754)      (15,047)      (77,200)      (52,973)
                                                                 ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...................................      (22,288)     (130,899)      178,761        37,093
 Long-term debt borrowings ..................................                     55,000        30,000       116,809
 Principal payments on long-term debt .......................       (4,559)      (41,425)      (14,687)      (55,251)
 Changes in checks and drafts outstanding ...................       (6,222)       16,486       (24,495)      (23,028)
 Proceeds from sale of preferred stock, net of expenses .....        1,571                       4,429
 Preferred stock dividends paid .............................          (83)                        (93)
 Retirements of equities ....................................       (3,153)       (6,533)      (26,340)      (14,444)
 Cash patronage dividends paid ..............................         (511)         (154)      (40,083)      (26,130)
                                                                 ---------     ---------     ---------     ---------
      Net cash (used in) provided by financing
       activities ...........................................      (35,245)     (107,525)      107,492        35,049
                                                                 ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ................................................       20,826        36,766        (6,134)       27,721
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..................................................       86,498        47,348       113,458        56,393
                                                                 ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD .....................................................    $ 107,324     $  84,114     $ 107,324     $  84,114
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of May 31, 2002 and 2001, and the statements of operations and cash flows for the three months and nine months ended May 31, 2002 and 2001 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company's businesses. The consolidated balance sheet data as of August 31, 2001 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications relate primarily to the classification of shipping and handling costs and had no effect on previously reported net income or equities.

     These statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended August 31, 2001, included in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on November 19, 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective September 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Goodwill (net of accumulated amortization) at August 31, 2001 was $29.2 million and was included as a component of other assets. The effect of adopting the new standard will reduce goodwill amortization expense by approximately $2.0 million annually. The Company has completed its transitional impairment testing and no material changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred. In addition, the classification of the intangible assets was reviewed, along with the remaining useful lives of intangibles being amortized, and no material changes were made.

     Intangible assets subject to amortization at August 31, 2001 and May 31, 2002 were $10.1 million ($14.9 million net of accumulated amortization of $4.8 million) and $35.3 million ($42.9 million net of accumulated amortization of $7.6 million), respectively. The intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 5 to 15 years). Total amortization expense for these intangible assets during the nine-month period ended May 31, 2002 was approximately $2.8 million. For the next five fiscal years the future estimated annual amortization expense related to intangible assets being amortized approximates $4.0 million each year.

BUSINESS COMBINATIONS

     Effective July 2001 the Company also adopted the provisions of SFAS No. 141, "Business Combinations", which requires all future acquisitions to be accounted for under the purchase method.

     During the nine months ended May 31, 2002 and 2001 the Company made various acquisitions using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on their respective estimated fair values at the dates of acquisition. These acquisitions individually and in aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisitions.

     Through Country Energy, LLC, formerly a joint venture with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, $26.4 million of the purchase price was allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property, and other assets and liabilities. The Company also entered into a two-year supply agreement to purchase Farmland's Coffeyville, Kansas refined fuels production at prevailing market values. On May 31, 2002 Farmland filed for protection under Chapter 11 of the United States Bankruptcy Code. While Farmland continues to perform under the supply agreement, there is no guarantee they will continue to do so. The Company believes, however, that alternate sources of supply would be available, and rejection of the supply agreement by Farmland would not have a material adverse affect on the Company.

     In January 2002, the Company formed a limited liability company (LLC) with Cargill, Incorporated to engage in wheat flour milling and processing. The company holds a 24% interest in the entity, which is known as Horizon Milling, LLC (Horizon). In connection with the formation of Horizon, the Company sold inventories and related contracts and received cash of $13.1 million. The Company also entered into certain leasing arrangements -- see Note 5.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently analyzing the effects of adoption of this pronouncement.

     The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently analyzing the effects of adoption of this pronouncement.


NOTE 2. RECEIVABLES

                                                       MAY 31,      AUGUST 31,      MAY 31,
                                                         2002          2001           2001
                                                     -----------   ------------   -----------
   Trade .........................................    $665,483       $682,593      $682,585
   Other .........................................      20,838         28,864        26,235
                                                      --------       --------      --------
                                                       686,321        711,457       708,820
   Less allowances for doubtful accounts .........      26,327         25,317        24,734
                                                      --------       --------      --------
                                                      $659,994       $686,140      $684,086
                                                      ========       ========      ========

NOTE 3. INVENTORIES

                                             MAY 31,      AUGUST 31,      MAY 31,
                                               2002          2001           2001
                                           -----------   ------------   -----------
   Energy ..............................    $245,603       $163,710      $207,149
   Grain and oilseed ...................     233,496        237,498       176,656
   Feed and farm supplies ..............      94,678         76,570        81,368
   Processed grain and oilseed .........      13,730         28,648        25,929
   Other ...............................       8,539          4,017         4,068
                                            --------       --------      --------
                                            $596,046       $510,443      $495,170
                                            ========       ========      ========


NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for Ventura Foods, LLC and Agriliance, LLC, of which the Company has a 50% and 25% equity ownership, respectively, for the three-month and nine-month periods as indicated below.

                               VENTURA FOODS, LLC

                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                      MAY 31,                      MAY 31,
                            --------------------------   ---------------------------
                                2002           2001          2002           2001
                            -----------    -----------   -----------   -------------
   Net sales ............     $253,525       $226,932      $750,144      $  686,367
   Gross profit .........       52,536         44,165       130,634         109,697
   Net income ...........       24,434         20,566        50,262          42,980

                                 AGRILIANCE, LLC

                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                      MAY 31,                      MAY 31,
                            --------------------------   ---------------------------
                                 2002          2001          2002           2001
                            -----------    -----------   -----------   -------------
   Net sales ............   $1,454,818     $1,750,489    $2,694,676      $3,079,767
   Gross profit .........      145,495        153,229       230,826         262,590
   Net income ...........       70,856         53,836        17,748           5,069


NOTE 5. PROPERTY, PLANT AND EQUIPMENT

                                             MAY 31,       AUGUST 31,      MAY 31,
                                               2002           2001           2001
                                          -------------   ------------  ------------
   Property, plant and equipment ......    $1,802,492     $1,894,511     $1,870,795
   Milling leased facilities ..........       129,836             --             --
   Construction in progress ...........        73,309         38,723         54,515
                                           ----------     ----------     ----------
                                            2,005,637      1,933,234      1,925,310
   Less accumulated depreciation ......       968,499        909,362        896,829
                                           ----------     ----------     ----------
                                           $1,037,138     $1,023,872     $1,028,481
                                           ==========     ==========     ==========

     In connection with the formation of Horizon, the Company is leasing the majority of its wheat milling facilities and related equipment to Horizon. The related assets, pursuant to these lease arrangements, have been classified as milling leased facilities within Property, Plant and Equipment.


NOTE 6. EQUITIES

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $7.0 million through May 31, 2002. Expenses related to the issuance of the Preferred Stock were $2.6 million through the same period.

NOTE 7. COMPREHENSIVE INCOME

     During the three months ended May 31, 2002 and 2001, total comprehensive income amounted to $47.0 million and $63.8 million, respectively. For the nine months ended May 31, 2002 and 2001, total comprehensive income amounted to $91.0 million and $152.2 million, respectively. Accumulated other comprehensive loss on May 31, 2002, August 31, 2001 and May 31, 2001 was $1.3 million, $1.9 million and $0.5 million, respectively.


NOTE 8. NON-CASH FINANCING ACTIVITIES

     During the nine months ended May 31, 2002 and 2001 the Company accrued patronage dividends and equity retirements payable of $45.2 million and $56.5 million, respectively.


NOTE 9. SEGMENT REPORTING

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

     Segment information for the three months and nine months ended May 31, 2002 and 2001 is as follows:

                                                                                     PROCESSED
                                                               GRAIN       COUNTRY   GRAINS AND             RECONCILING
                                     AGRONOMY     ENERGY     MARKETING   OPERATIONS    FOODS       OTHER      AMOUNTS       TOTAL
                                     ---------   ---------   ---------   ----------  ----------  ---------  -----------  ----------
FOR THE THREE MONTHS ENDED
 MAY 31, 2002
  Net sales .......................              $ 714,280   $ 741,712   $ 409,723   $ 105,021               $(139,447)  $1,831,289
  Patronage dividends .............  $     (64)        459         176       2,185         252   $      20                    3,028
  Other revenues ..................                    449       1,294      23,468         992         199                   26,402
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
                                           (64)    715,188     743,182     435,376     106,265         219    (139,447)   1,860,719
  Cost of goods sold ..............                668,075     737,079     408,570      95,459                (139,447)   1,769,736
  Marketing, general and
   administrative .................      3,921      18,844       6,179      11,358       9,424       1,019                   50,745
  Interest ........................       (330)      4,377         871       4,202       2,339        (593)                  10,866
  Equity income from investments ..    (17,732)        (64)       (740)        (83)    (13,296)                             (31,915)
  Minority interests ..............                  5,687                     164                                            5,851
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
  Income (loss) before
   income taxes ...................  $  14,077   $  18,269   $    (207)  $  11,165   $  12,339   $    (207)  $      --   $   55,436
                                     =========   =========   =========   =========   =========   =========   =========   ==========
  Capital expenditures ............  $      --   $  11,706   $   7,733   $   5,478   $   7,770   $     153               $   32,840
                                     =========   =========   =========   =========   =========   =========               ==========
  Depreciation and amortization ...  $     312   $  14,155   $   1,474   $   5,156   $   3,361   $     769               $   25,227
                                     =========   =========   =========   =========   =========   =========               ==========
FOR THE THREE MONTHS ENDED
 MAY 31, 2001
  Net sales .......................              $ 615,658   $ 828,083   $ 463,070   $ 166,421               $(178,659)  $1,894,573
  Patronage dividends .............  $     (72)        626         255       3,066         339   $     159                    4,373
  Other revenues ..................                    313       5,288      18,590          25       1,557                   25,773
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
                                           (72)    616,597     833,626     484,726     166,785       1,716    (178,659)   1,924,719
  Cost of goods sold ..............                534,342     830,363     457,162     156,074                (178,659)   1,799,282
  Marketing, general and
   administrative .................      2,565      13,211       6,381      13,285      18,085         797                   54,324
  Interest ........................     (1,131)      6,215       2,124       4,444       3,369       1,190                   16,211
  Equity (income) loss from
   investments ....................    (18,070)       (515)       (594)       (296)    (10,085)      2,548                  (27,012)
  Minority interests ..............                 13,215                      96                                           13,311
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
  Income (loss) before
   income taxes ...................  $  16,564   $  50,129   $  (4,648)  $  10,035   $    (658)  $  (2,819)  $      --   $   68,603
                                     =========   =========   =========   =========   =========   =========   =========   ==========
  Capital expenditures ............  $      --   $  11,049   $   1,185   $   7,531   $   4,413   $     491               $   24,669
                                     =========   =========   =========   =========   =========   =========               ==========
  Depreciation and amortization ...  $     312   $  13,826   $   1,340   $   5,225   $  11,517   $     948               $   33,168
                                     =========   =========   =========   =========   =========   =========               ==========

                                                                                     PROCESSED
                                                              GRAIN       COUNTRY    GRAINS AND            RECONCILING
                                    AGRONOMY     ENERGY     MARKETING    OPERATIONS     FOODS     OTHER      AMOUNTS      TOTAL
                                    --------   ----------   ----------   ----------  ----------  --------  -----------  ----------
FOR THE NINE MONTHS ENDED
 MAY 31, 2002
  Net sales ......................             $1,857,086   $2,730,289   $1,096,478   $394,213              $(515,014)  $5,563,052
  Patronage dividends ............  $    (64)         907          528        3,193        252   $    121                    4,937
  Other revenues .................                  3,888       15,584       59,750      1,555      1,349                   82,126
                                    --------   ----------   ----------   ----------   --------   --------   ---------   ----------
                                         (64)   1,861,881    2,746,401    1,159,421    396,020      1,470    (515,014)   5,650,115
  Cost of goods sold .............              1,729,198    2,722,757    1,092,377    367,184               (515,014)   5,396,502
  Marketing, general and
   administrative ................     6,725       49,511       17,246       35,763     27,397      3,378                  140,020
  Interest .......................    (1,063)      12,677        3,898       10,006      7,328       (916)                  31,930
  Equity (income) loss from
   investments ...................    (6,126)       1,469       (2,705)         130    (26,449)                            (33,681)
  Minority interests .............                 11,044                       517                                         11,561
                                    --------   ----------   ----------   ----------   --------   --------   ---------   ----------
  Income (loss) before
   income taxes ..................  $    400   $   57,982   $    5,205   $   20,628   $ 20,560   $   (992)  $      --   $  103,783
                                    ========   ==========   ==========   ==========   ========   ========   =========   ==========
  Capital expenditures ...........  $     --   $   37,356   $   11,461   $   16,016   $ 19,255   $    657               $   84,745
                                    ========   ==========   ==========   ==========   ========   ========               ==========
  Depreciation and amortization ..  $    935   $   43,829   $    4,165   $   15,699   $  9,790   $  2,353               $   76,771
                                    ========   ==========   ==========   ==========   ========   ========               ==========
  Total identifiable assets at
   May 31, 2002 ..................  $235,241   $1,301,003   $  292,199   $  750,993   $396,376   $202,719               $3,178,531
                                    ========   ==========   ==========   ==========   ========   ========               ==========
FOR THE NINE MONTHS ENDED
 MAY 31, 2001
  Net sales ......................             $2,185,794   $2,684,984   $1,192,002   $481,661              $(591,682)  $5,952,759
  Patronage dividends ............  $    196          666          756        3,412        339   $    252                    5,621
  Other revenues .................                  1,731       16,708       63,787         35      7,996                   90,257
                                    --------   ----------   ----------   ----------   --------   --------   ---------   ----------
                                         196    2,188,191    2,702,448    1,259,201    482,035      8,248    (591,682)   6,048,637
  Cost of goods sold .............              2,008,429    2,685,745    1,182,895    451,187               (591,682)   5,736,574
  Marketing, general and
   administrative ................     6,281       34,465       17,982       38,928     34,304      3,239                  135,199
  Interest .......................    (3,713)      20,117        6,449       12,192     10,541      3,697                   49,283
  Equity loss (income) from
   investments ...................       259         (859)      (3,120)         (45)   (21,425)    11,671                  (13,519)
  Minority interests .............                 25,301                       216                                         25,517
                                    --------   ----------   ----------   ----------   --------   --------   ---------   ----------
  (Loss) income before
   income taxes ..................  $ (2,631)  $  100,738   $   (4,608)  $   25,015   $  7,428   $(10,359)  $      --   $  115,583
                                    ========   ==========   ==========   ==========   ========   ========   =========   ==========
  Capital expenditures ...........  $     --   $   28,964   $    2,942   $   24,836   $ 14,951   $  1,512               $   73,205
                                    ========   ==========   ==========   ==========   ========   ========               ==========
  Depreciation and amortization ..  $    938   $   41,073   $    3,371   $   16,077   $ 18,509   $  2,827               $   82,795
                                    ========   ==========   ==========   ==========   ========   ========               ==========
  Total identifiable assets at
   May 31, 2001 ..................  $223,789   $1,194,434   $  251,774   $  721,028   $410,229   $226,982               $3,028,236
                                    ========   ==========   ==========   ==========   ========   ========               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through Country Energy, LLC, a joint venture formerly with Farmland Industries, Inc. (Farmland), the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001 the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. The purchase price of the acquisition was $39.0 million. Based on estimated fair values, $26.4 million of the purchase price was allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted average life of approximately 12 years. The balance of the purchase price was allocated to inventory, real and personal property, and other assets and liabilities. The Company also entered into a two-year supply agreement to purchase Farmland's Coffeyville, Kansas refined fuels production at prevailing market values. On May 31, 2002 Farmland filed for protection under Chapter 11 of the United States Bankruptcy Code. While Farmland continues to perform under the supply agreement, there is no guarantee they will continue to do so. The Company believes, however, that alternate sources of supply would be available, and rejection of the supply agreement by Farmland would not have a material adverse affect on the Company.

     In January 2002, the Company formed a limited liability company (LLC) with Cargill, Incorporated to engage in wheat flour milling and processing. The company holds a 24% interest in the entity, which is known as Horizon Milling, LLC (Horizon). In connection with the formation of Horizon, the Company sold inventories and related contracts and received cash of $13.1 million. The Company is leasing the majority of its wheat milling facilities and related equipment to Horizon.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2002 AND 2001
     Consolidated net income for the three months ended May 31, 2002 was $46.6 million compared to $64.3 million for the same three-month period in 2001, which represents a $17.7 million (27%) decrease. This decrease in profitability is primarily attributable to decreased earnings in the Company's Energy segment.

     Consolidated net sales of $1.8 billion for the three months ended May 31, 2002 decreased $63.3 million (3%) compared to the same three months ended in 2001.

     Company-wide grain and oilseed net sales of $808.8 million decreased $76.8 million (9%) during the three months ended May 31, 2002 compared to the same three months ended in 2001. Sales for the three months ended May 31, 2002 were $741.7 million and $188.5 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended May 31, 2001 were $828.1 million and $220.1 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $121.4 million and $162.6 million, for the three months ended May 31, 2002 and 2001, respectively. The net decrease in sales was primarily due to a decrease in grain volume of 15%, which was partially offset by an increase of $0.23 per bushel in the average sales price of all grains and oilseed marketed by the Company compared to the same three months ended in 2001.

     Energy net sales of $696.3 million increased $96.7 million (16%) during the three months ended May 31, 2002 compared to the same period in 2001. Sales for the three months ended May 31, 2002 and 2001 were $714.3 million and $615.6 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $18.0 million and $16.0 million, respectively. The net increase in sales is primarily attributable to a refined fuels volume increase of 51%, which was partially offset by a decrease in the average sales price of refined fuels of $0.19 per gallon compared to the same three months ended in 2001. In addition, the average sales price of propane decreased by $0.22 per gallon, which was partially offset by a volume increase of 25% compared to the same three months ended in 2001. Refined fuels and propane volume increases were primarily a result of acquisitions.

     Country Operations farm supply sales of $221.2 million decreased by $21.8 million (9%) during the three months ended May 31, 2002 compared to the same three months ended in 2001. The decrease is primarily due to a reduction in the average retail sales price of energy and crop nutrients products compared to the same three months ended in 2001.

     Processed Grains and Foods sales of $105.0 million decreased $61.4 million (37%) during the three months ended May 31, 2002 compared to the same three months ended in 2001. The decrease is primarily due to the formation of Horizon, the wheat milling LLC described earlier. As of January 2002, the Company no longer recorded sales of processed wheat and accounts for operating results under the equity method of accounting.

     Patronage dividends of $3.0 million decreased $1.3 million (31%) during the three months ended May 31, 2002 compared to the same three months ended in 2001.

     Other revenues of $26.4 million increased $0.6 million (2%) during the three months ended May 31, 2002 compared to the same three months ended in 2001. The most significant change was within the Country Operations segment.

     Cost of goods sold of $1.8 billion decreased $29.5 million (2%) during the three months ended May 31, 2002, compared to the same three months ended in 2001. The decrease is primarily due to a 15% volume decrease of grain bushels, which was partially offset by $0.20 increase in the average cost per bushel of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments compared to the same three months ended in 2001. Processed Grains and Foods segment cost of goods sold decreased by 39% primarily due to the formation of Horizon, the wheat milling LLC described earlier. As of January 2002, the Company no longer recorded cost of goods sold of processed wheat. Country Operations farm supply cost of goods sold decreased by 10% primarily due to the reduced cost of energy and crop nutrients products compared to the same three months ended in 2001. These decreases were partially offset by increased cost of goods sold in the Energy segment. Cost of goods sold increased 25% on refined fuels primarily due to a 51% volume increase, which was partially offset by a $0.16 per gallon decrease in the average cost of refined fuels compared to the same three months ended in 2001. In addition, the average cost of propane decreased by $0.20 per gallon, which was partially offset by a 25% volume increase compared to the same three months ended in 2001.

     Marketing, general and administrative expenses of $50.7 million for the three months ended May 31, 2002 decreased by $3.6 million (7%) compared to the same three months ended in 2001. This decrease is primarily due to Horizon, the wheat milling LLC described earlier, which was partially offset by additional expenses resulting from an Energy segment acquisition.

     Interest expense of $10.9 million for the three months ended May 31, 2002 decreased by $5.3 million (33%) compared to the same three months ended in 2001. The average level of short-term borrowings decreased by 29% and the average short-term interest rate decreased by 3.2% during the three months ended in 2002 compared to the same three months ended in 2001.

     Equity income from investments of $31.9 million for the three months ended May 31, 2002 increased by $4.9 million (18%) compared to the same three months ended in 2001. The increase was primarily attributable to increased earnings from a Processed Grains and Foods segment investment compared to the same three months ended in 2001.

     Minority interests of $5.9 million for the three months ended May 31, 2002 decreased by $7.5 million (56%) compared to the same three months ended in 2001. This net change in minority interests during the three months ended May 31, 2002 compared to the same three months ended in 2001 was primarily a result of less profitable operations within the Company's majority-owned subsidiaries. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA).

     Income tax expense of $8.8 million and $4.3 million for the three months ended May 31, 2002 and May 31, 2001, respectively, resulted in effective tax rates of 15.9% and 6.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three months ended May 31, 2002 and 2001. Income taxes and effective tax rates vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2002 AND 2001
     Consolidated net income for the nine months ended May 31, 2002 was $90.4 million compared to $150.3 million for the same nine months ended in 2001, which represents a $59.9 million (40%) decrease. This decrease in profitability is primarily attributable to a tax benefit of $34.2 million in the prior year and decreased earnings in the Company's Energy segment compared to the same nine months ended in 2001.

     Consolidated net sales of $5.6 billion for the nine months ended May 31, 2002 decreased $389.7 million (7%) compared to the same nine months ended in 2001.

     Company-wide grain and oilseed net sales of $2.9 billion increased $72.0 million (3%) during the nine months ended May 31, 2002 compared to the same nine months ended in 2001. Sales for the nine months ended May 31, 2002 were $2,730.3 million and $648.1 million from Grain Marketing and Country Operations segments, respectively. Sales for the nine months ended May 31, 2001 were $2,685.0 million and $691.9 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $467.0 million and $537.5 million, for the nine months ended May 31, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $0.42 per bushel in the average sales price of all grains and oilseed marketed by the Company which was partially offset by a decrease in grain volume of 9%, compared to the same nine months ended in 2001.

     Energy net sales of $1.8 billion decreased $322.5 million (15%) during the nine months ended May 31, 2002 compared to the same period in 2001. Sales for the nine months ended May 31, 2002 and 2001 were $1,857.1 million and $2,185.8 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $48.0 million and $54.2 million, respectively. The decrease in sales is primarily attributable to a net volume decrease compared to the same nine months ended in 2001 due to the dissolution of Cooperative Refining LLC (CRLLC) effective December 31, 2000. The Company owned 58% of CRLLC through its 75% ownership in NCRA and therefore consolidated CRLLC business activity up to the time of dissolution. In addition, the volume of refined fuels rack sales increased by 43%, which was partially offset by a sales price decrease of $0.25 per gallon on refined fuels rack sales compared to the same nine months ended in 2001. The average sales price of propane decreased by $0.22 per gallon, which was partially offset by a volume increase of 25% compared to the same nine months ended in 2001. Refined fuels and propane volume increases were primarily a result of acquisitions.

     Country Operations farm supply sales of $448.3 million decreased by $52.0 million (10%) during the nine months ended May 31, 2002 compared to the same nine months ended in 2001. The decrease is primarily due to a reduction in the average retail sales price of energy products compared to the same nine months ended in 2001.

     Processed Grains and Foods sales of $394.2 million decreased $87.4 million (18%) during the nine months ended May 31, 2002 compared to the same nine months ended in 2001. The decrease in sales is primarily due to the formation of Horizon, the wheat milling LLC described earlier. As of January 2002, the company no longer recorded sales of processed wheat and accounts for operating results under the equity method of accounting.

     Patronage dividends of $4.9 million decreased $0.7 million (12%) during the nine months ended May 31, 2002 compared to the same nine months ended in 2001.

     Other revenues of $82.1 million decreased $8.1 million (9%) during the nine months ended May 31, 2002 compared to the same nine months ended in 2001. The most significant changes were within the Country Operations and Other segments compared to the same nine months ended in 2001.

     Cost of goods sold of $5.4 billion decreased $340.1 million (6%) during the nine months ended May 31, 2002, compared to the same nine months ended in 2001. The decrease is primarily due to an Energy segment decrease in volume as a result of the dissolution of CRLLC, which was previously discussed. In addition, the volume of refined fuels increased by 43%, which was partially offset by an average cost of refined fuels rack purchases decrease of $0.22 per gallon compared to the same nine months ended in 2001. The average cost of propane decreased by $0.20 per gallon, which was partially offset by a 25% volume increase compared to the same nine months ended in 2001. Country Operations farm supply cost of goods sold decreased by 11% primarily due to the reduced cost of energy products compared to the same nine months ended in 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 4% compared to the same nine-month period ended in 2001 primarily due to a $0.41 average cost per bushel increase, which was partially offset by a 9% decrease in volume. Processed Grains and Foods segment cost of goods sold decreased by 19% compared to the same nine months ended in 2001, primarily due to the formation of Horizon, the wheat milling LLC described earlier. As of January 2002, the company no longer recorded cost of goods sold of processed wheat.

     Marketing, general and administrative expenses of $140.0 million for the nine months ended May 31, 2002 increased by $4.8 million (4%) compared to the same nine months ended in 2001. This increase is primarily due to additional expenses resulting from an Energy segment acquisition, which was partially offset by reduced expenses within the Processed Grains and Foods segment due to Horizon milling, the wheat milling LLC described earlier.

     Interest expense of $31.9 million for the nine months ended May 31, 2002 decreased by $17.4 million (35%) compared to the same nine months ended in 2001. The average level of short-term borrowings decreased by 39% and the average short-term interest rate decreased by 3.9% during the nine months ended in 2002 compared to the same nine months ended in 2001. These decreases in interest expense were partially offset by an increase due to an additional $80.0 million of long-term debt from a private placement, of which $25.0 million and $55.0 million were issued in January 2001 and March 2001, respectively.

     Equity income from investments of $33.7 million for the nine months ended May 31, 2002 increased by $20.2 million (149%) compared to the same nine months ended in 2001. The increase was primarily attributable to decreased losses compared to 2001 from Other segment investments of $11.7 million and increased 2002 earnings from Agronomy and Processed Grains and Foods segments investments of $6.4 million and $5.0 million, respectively compared to the same nine months ended in 2001. These increases were partially offset by losses within the Energy segment investments of $2.3 million compared to the same nine months ended in 2001.

     Minority interests of $11.6 million for the nine months ended May 31, 2002 decreased by $14.0 million (55%) compared to the same nine months ended in 2001. This net change in minority interests during the nine months ended May 31, 2002 compared to the same nine months ended in 2001 was primarily a result of the dissolution of CRLLC and less profitable operations within the Company's majority-owned subsidiaries. Substantially all minority interests relates to NCRA.

     Income tax expense of $13.4 million for the nine months ended May 31, 2002 compares to a tax benefit of $34.7 million for the nine months ended May 31, 2001. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine months ended May 31, 2002 and 2001. An income tax benefit of $34.2 million for the nine months ended May 31, 2001 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded income tax expense of $13.4 million for the nine months ended May 31, 2002, which compares to a $0.5 million tax benefit for the nine months ended February 2001, exclusive of the $34.2 million benefit related to the change in patronage determination described above. The income taxes and effective tax rate varies from period to period based upon profitability and nonpatronage business activity during each of the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS
     Operating activities of the Company provided net cash of $78.8 million and $159.3 million for the three months ended May 31, 2002 and 2001, respectively. For the three-month period ended in 2002, net income of $46.6 million and decreased working capital requirements of $41.9 million were partially offset by net non-cash revenue of $9.7 million. For the three-month period ended in 2001, net income of

$64.3 million, net non-cash expenses of $18.3 million and decreased working capital requirements of $76.7 million provided cash from operating activities.

     Operating activities of the Company used net cash of $36.4 million and provided cash of $45.6 million for the nine months ended May 31, 2002 and 2001, respectively. For the nine-month period ended in 2002, net income of $90.4 million and net non-cash expenses of $47.9 million were offset by increased working capital requirements of $174.7 million. For the nine-month period ended in 2001, net income of $150.3 million and net non-cash expenses of $42.1 million were partially offset by increased working capital requirements of $146.8 million.

CASH FLOWS FROM INVESTING
     Investing activities of the Company used net cash of $22.8 million during the three-month period ended May 31, 2002. Expenditures for the acquisition of property, plant and equipment of $32.8 million, which includes $27.3 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota, acquisitions of intangibles of $0.4 million and distributions to minority owners of $0.4 million were the primary uses of cash for investing activities and were partially offset by investments redeemed of $8.8 million, proceeds from the disposition of property, plant and equipment of $1.8 million and changes in notes receivable of $0.3 million. For the year ended August 31, 2002 the Company expects to spend approximately $179.8 million for the acquisition of property, plant and equipment. Total expenditures related to the construction of the oilseed processing facility are projected to be approximately $90.0 million upon completion in fiscal 2003. Capital expenditures at NCRA, primarily related to the EPA low sulfur fuel regulations required by 2006, are expected to be approximately $250.0 million over the next five years.

     Investing activities of the Company used net cash of $15.0 million during the three-month period ended May 31, 2001. Expenditures for the acquisition of property, plant and equipment of $24.7 million, investments of $1.8 million, changes in notes receivable of $1.2 million, distributions to minority owners of $0.6 million and other investing activities of $1.4 million were partially offset by proceeds from the disposition of property, plant and equipment of $1.5 million and investments redeemed of $13.2 million.

     Investing activities of the Company used net cash of $77.2 million during the nine-month period ended May 31, 2002. Expenditures for the acquisition of property, plant and equipment of $84.7 million, acquisitions of intangibles of $28.0 million, investments of $6.2 million and distributions to minority owners of $4.8 million were partially offset by investments redeemed of $32.2 million, proceeds from the disposition of property, plant and equipment of $10.5 million, changes in notes receivable of $2.7 million and other investing activities. Acquisitions of intangibles during the nine-month period ended May 31, 2002, is primarily related to the purchase of Farmland's interest in a jointly owned wholesale energy business, as previously discussed, and represents trademarks, tradenames and non-compete agreements.

     Investing activities of the Company used net cash of $53.0 million during the nine-month period ended May 31, 2001. Expenditures for the acquisition of property, plant and equipment of $73.2 million, investments of $13.4 million, acquisitions of intangibles of $7.0 million, distributions to minority owners of $13.1 million and changes in notes receivable of $1.7 million were partially offset by proceeds from the disposition of property, plant and equipment of $29.2 million, investments redeemed of $22.0 million and other investing activities of $4.2 million. Acquisition of intangibles during the nine-month period ended May 31, 2001, is related to the asset purchase of Rodriguez Festive Foods, Inc., a manufacturer of Mexican foods. The proceeds from the disposition of property, plant and equipment were primarily from the sale of feed plants and other assets in the Country Operations segment.

CASH FLOWS FROM FINANCING
     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2002, the Company renewed its 364-day credit facility of $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On May 31, 2002, August 31, 2001 and May 31, 2001, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $276.0 million, $97.2 million and $255.0 million, respectively.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On May 31, 2002, August 31, 2001 and May 31, 2001 the Company had outstanding balances on this facility of $75.0 million, $45.0 million and $45.0 million, respectively. The outstanding balance on May 31, 2002 includes $30.0 million which was drawn during the first quarter of the current fiscal year. The outstanding balance on this credit facility was categorized as long-term debt until May 2002, when it was reclassified to a current liability. The Company intends to refinance this debt within the next nine months, at which time it will be reclassified to a non-current liability.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives with repayments through fiscal year 2009. The amount outstanding on this credit facility was $146.0 million, $150.9 million and $152.5 million on May 31, 2002, August 31, 2001 and May 31, 2001, respectively. Repayments of approximately $1.6 million and $4.9 million were made on this facility during each of the three months and nine months ended May 31, 2002 and 2001, respectively.

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

     On May 31, 2002, the Company had total long-term debt outstanding of $575.4 million, of which $259.6 million was bank financing, $305.0 million was private placement debt and $10.8 million was industrial development revenue bonds and other notes and contracts payable. Long-term debt of NCRA represented $22.0 million of the total long-term debt outstanding on May 31, 2002. On August 31, 2001 and May 31, 2001, the Company had long-term debt outstanding of $560.0 million and $572.1 million, respectively. The aggregate amount of long-term debt payable as of August 31, 2001 was as follows (dollars in thousands):

                      2002               $ 17,754
                      2003                 59,083
                      2004                 15,119
                      2005                 34,553
                      2006                 34,984
                      Thereafter          398,504
                                         --------
                                         $559,997
                                         ========

     During the three-month periods ended May 31, 2002 and 2001, the Company repaid long-term debt of $4.6 million and $41.4 million, respectively, and had additional long-term borrowings of $55.0 million during the three-month period ended in 2001.

     During the nine-month periods ended May 31, 2002 and 2001, the Company repaid long-term debt of $14.7 million and $55.3 million, respectively, and had additional long-term borrowings of $30.0 million and $116.8 million, respectively, for the same nine-month periods.

     In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to that date. This change was authorized through a by-law amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31,

2001 were distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 100% for Equity Participation Units and 30% for other patronage earnings, was $40.1 million. During the prior fiscal year, the Company distributed cash patronage of $26.1 million from the patronage earnings of the fiscal year ended August 31, 2000.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2001, to be distributed in the current fiscal year, are expected to be approximately $29.0 million, of which $26.3 million was redeemed during the nine months ended May 31, 2002. During the nine months ended May 31, 2001 the Company redeemed $14.4 million of equity. Redemptions of equity by the Company during the three-month periods ended May 31, 2002 and 2001 were $3.2 million and $6.5 million, respectively.

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $7.0 million through May 31, 2002. Expenses related to the issuance of the Preferred Stock were $2.6 million through the same period.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

LEASE COMMITMENTS:
     The Company has commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the three and nine months ended May 31, 2002 was approximately $9.0 million and $27.0 million, respectively. For the three and nine months ended May 31, 2001, total rental expense was approximately $8.5 million and $26.0 million, respectively.

     Minimum future lease payments, required under noncancellable operating leases as of August 31, 2001, were as follows:

                      (DOLLARS IN MILLIONS)        TOTAL
                      ---------------------       -------
                      2002                        $  35.4
                      2003                           26.3
                      2004                           16.8
                      2005                            7.5
                      2006                            5.0
                      Thereafter                     12.8
                                                  -------
                      Total minimum future
                       lease payments             $ 103.8
                                                  =======

GUARANTEES:
     The Company is a guarantor for lines of credit for related companies of which approximately $39.0 million was outstanding as of May 31, 2002. The Company's bank covenants allow maximum guarantees of $100.0 million. All outstanding loans with respective creditors are current as of May 31, 2002.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS
     The allowances for doubtful accounts are maintained at a level considered appropriate by management based on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic and market conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the Company's customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

INVENTORY VALUATION AND RESERVES
     Grain, processed grain, oilseed and processed oilseed are stated at net realizable values, which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grain and oilseed inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuation. If estimates regarding the valuation of inventory or the adequacy of reserves are less favorable than management's assumptions, then additional reserves or write-downs of inventory may be required.

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

DEFERRED TAX ASSETS
     The Company assesses whether a valuation allowance is necessary to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income as well as other factors in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

LONG-LIVED ASSETS
     Depreciation and amortization of the Company's property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from actual.

     All long-lived assets, including property plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment on the basis of undiscounted cash flows at least annually for goodwill, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

ENVIRONMENTAL LIABILITIES
     Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. It is often difficult to estimate the cost of environmental compliance, remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. All liabilities are monitored and adjusted as new facts or changes in law or technology occur and management believes adequate provisions have been made for environmental liabilities. Changes in facts or circumstances may have an adverse impact on the Company's financial results.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended May 31, 2002 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        EXHIBIT   DESCRIPTION
        -------   -----------

         10.1 Fourth Amendment to Credit Agreement (Revolving Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., SunTrust Bank, Deere Credit, Inc., Credit Lyonnais Chicago Branch and the Syndication Parties

         10.2 Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties

         10.3 Syndication Adoption Agreement dated May 22, 2002 between CoBank, ACB and the Adopting Parties

         99       Cautionary Statement

(b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CENEX HARVEST STATES COOPERATIVES
                                   ---------------------------------
                                              (Registrant)


              DATE                 SIGNATURE
              ----                 ---------

          July 3, 2002             /s/ JOHN SCHMITZ
    -------------------------      -------------------------------------
            (Date)                 John Schmitz
                                   Executive Vice President and
                                   Chief Financial Officer

                 (This page has been left blank intentionally.)