Form 10-K
period 2002-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2002-11-25
CIK 823277

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K
                               -----------------
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ___________ TO ____________.


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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------

                                     INDEX

PART I.                                                                                               PAGE NO.
                                                                                                      --------
Item 1.    Business
           Cautionary Statement ...................................................................       1

           The Company ............................................................................       1

           Agronomy ...............................................................................       2

           Energy .................................................................................       4

           Country Operations .....................................................................       6

           Grain Marketing ........................................................................       7

           Processed Grains and Foods .............................................................       9

           Price Risk and Hedging .................................................................      12

           Employees ..............................................................................      13

           Membership in the Company and Authorized Capital .......................................      13

Item 2.    Properties .............................................................................      16

Item 3.    Legal Proceedings ......................................................................      17

Item 4.    Submission of Matters to a Vote of Security Holders ....................................      17


PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................      18

Item 6.    Selected Financial Data ................................................................      18

Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations ................................................................      20

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk .............................      30

Item 8.    Financial Statements and Supplementary Data ............................................      31

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...      31


PART III.

Item 10.   Directors and Executive Officers of the Registrant
           Board of Directors .....................................................................      32

           Executive Officers .....................................................................      36

Item 11.   Executive Compensation .................................................................      38

Item 12.   Security Ownership of Certain Beneficial Owners and Management .........................      44

Item 13.   Certain Relationships and Related Transactions .........................................      44


PART IV.

Item 14.   Controls and Procedures ................................................................      45

Item 15.   Exhibits, Financial Statements and Reports Filed on Form 8-K ...........................      45

SUPPLEMENTAL INFORMATION ..........................................................................      48

SIGNATURES ........................................................................................      49

SECTION 302 CERTIFICATIONS ........................................................................      50


                                    PART I.

ITEM 1. BUSINESS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2002, INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE COMPANY. IN ADDITION, THE COMPANY AND ITS REPRESENTATIVES AND AGENTS MAY FROM TIME TO TIME MAKE OTHER WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND ITS REPORTS TO ITS MEMBERS AND SECURITYHOLDERS. WORDS AND PHRASES SUCH AS "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

     THE COMPANY'S FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, RISKS RELATED TO THE LEVEL OF COMMODITY PRICES, LOSS OF MEMBER BUSINESS, COMPETITION, CHANGES IN THE TAXATION OF COOPERATIVES, COMPLIANCE WITH LAWS AND REGULATIONS, PERCEPTIONS OF FOOD QUALITY AND SAFETY, BUSINESS INTERRUPTIONS AND CASUALTY LOSSES, ACCESS TO EQUITY CAPITAL, CONSOLIDATION OF PRODUCERS AND CUSTOMERS, FLUCTUATIONS IN PRICES FOR CRUDE OIL AND REFINED PETROLEUM PRODUCTS, ALTERNATIVE ENERGY SOURCES, THE PERFORMANCE OF OUR AGRONOMY BUSINESS AND JOINT VENTURES. THESE RISKS AND UNCERTAINTIES ARE FURTHER DESCRIBED IN EXHIBIT 99.1 TO THIS ANNUAL REPORT ON FORM 10-K, AND OTHER RISKS OR UNCERTAINTIES MAY BE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

     THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.


                                  THE COMPANY

     Cenex Harvest States Cooperatives (CHS Cooperatives, CHS or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS Cooperatives buys commodities from and provides products and services to its members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company's operations are conducted through equity investments and joint ventures whose operating results are not consolidated with the Company's results; rather, a proportionate share of the income from those entities is included as a component in the Company's net income under the equity method of accounting. For the fiscal year ended August 31, 2002, the Company's total revenues were $7.8 billion.

     The Company's operations are organized into five business segments:
Agronomy, Energy, Country Operations, Grain Marketing and Processed Grains and Foods. Together these business segments create vertical integration to link producers with consumers. The first two segments, Agronomy and Energy, produce and provide for the wholesale distribution of inputs that are essential for crop production. The third segment, Country Operations, serves as the Company-owned retailer of a portion of these crop inputs and also serves as the first handler of a significant portion of the crops marketed and processed by the Company. The fourth segment, Grain Marketing, purchases and resells grains and oilseeds originated by the Country Operations segment, by member cooperatives and by third parties. The fifth business segment, Processed Grains and Foods, converts grains and oilseeds into value-added products.

     Only producers of agricultural products and associations of producers of agricultural products may be members of CHS Cooperatives. The Company's earnings are allocated to members based on the volume of business they do with the Company. Members receive earnings in the form of patronage refunds in cash and patron's equities, which may be redeemed over time.

     The origins of CHS Cooperatives date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. Cenex Harvest States Cooperatives, now headquartered in Inver Grove Heights, Minnesota, emerged as the result of the merger of the two entities in 1998.

     The international sales information and segment information in Notes 2 and 11 to the financial statements are incorporated by reference into the following business segment descriptions.

     The business segment financial information presented below does not represent the results that would have been obtained had the relevant business segment been operated as an independent business.


                                   AGRONOMY

OVERVIEW
     Through the Agronomy business segment, the Company is engaged in the manufacture of crop nutrients and the wholesale distribution of crop nutrients and crop protection products. The Company conducts its agronomy operations primarily through two investments -- a 20% cooperative ownership interest in CF Industries, Inc. (CF Industries) and, effective January 2000, a 25% ownership interest in Agriliance, LLC (Agriliance). CF Industries manufactures crop nutrient products, particularly nitrogen and phosphate fertilizers, and is one of the largest suppliers to Agriliance. Agriliance is one of North America's largest wholesale distributors of crop nutrients, crop protection products and other agronomy products.

     There is significant seasonality in the sale of crop nutrients and crop protection products and services, with peak activity coinciding with the planting and input seasons.

     The Company's minority ownership interests in CF Industries and Agriliance are treated as investments, and therefore, those entities' revenues and expenses are not reflected in the Company's operating results. Each of CF Industries and Agriliance has its own line of financing, without recourse to the Company.

OPERATIONS
     CF INDUSTRIES. CF Industries is an interregional agricultural cooperative involved in the manufacturing of crop nutrient products. It is one of North America's largest producers of nitrogen and phosphate fertilizers. Through its members, CF Industries' nitrogen and phosphate fertilizer products reach farmers and ranchers in 48 states and two Canadian provinces. CF Industries conducts its operations primarily from the following facilities:

     o a nitrogen manufacturing and processing facility at Donaldsonville, Louisiana;

     o    a phosphate mine and phosphate fertilizer plant in central Florida;
          and

     o a 66% ownership interest in a nitrogen fertilizer manufacturing and processing facility in Alberta, Canada.

     AGRILIANCE. Agriliance is the one of the nation's largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides), accounting for an estimated 30% of the U.S. market for crop nutrients and approximately 25% of the U.S. market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units in the southeastern United States. Agriliance purchases most of its fertilizer from CF Industries and Farmland Industries, Inc. (Farmland) and its crop protection products from Monsanto and Sygenta.

     Agriliance was formed in 2000 when CHS Cooperatives, Farmland and Land O'Lakes, Inc. (Land O'Lakes) contributed their respective agronomy businesses to the new company in consideration for ownership interests (25% each for CHS and Farmland and 50% for Land O'Lakes) in the venture. CHS Cooperatives and Farmland hold their interests in Agriliance through United Country Brands, LLC, a jointly-owned holding company.

PRODUCTS AND SERVICES
     CF Industries manufactures crop nutrient products, primarily nitrogen and phosphate fertilizers and potash. Agriliance wholesales crop nutrient products and crop protection products that include insecticides, fungicides, and pesticides. Agriliance also provides field and technical services, including soil testing, adjuvant and herbicide formulation, application and related services.

SALES AND MARKETING; CUSTOMERS
     CF Industries sells its crop nutrient products to large agricultural cooperatives and distributors. Its largest customers are Land O'Lakes, CHS and seven other regional cooperatives that wholesale the products to their members. Agriliance distributes agronomy products through approximately 1,000 local cooperatives from Ohio to the West Coast and from the Canadian border south to Kansas. Agriliance also provides sales and services through 48 Agriliance Service Centers and other retail outlets. Agriliance's largest customer is the Company's Country Operations business segment. In 2002, Agriliance sold approximately $1.4 billion of crop nutrient products and approximately $2.2 billion of crop protection and other products.

INDUSTRY; COMPETITION

     CF INDUSTRIES. North American fertilizer producers operate in a highly competitive, global industry. Commercial fertilizers are world-traded commodities and producers compete principally on the basis of price and service. Many of the raw materials that are used in fertilizer production, such as natural gas, are often more expensive in the U.S. than other parts of the world. Crop nutrient margins have historically been cyclical; large profits generated throughout the mid-1990's attracted additional capital and expansion and the industry now suffers from excess capacity. These factors have produced depressed margins for North American fertilizer manufacturers over the past several years, although recently fertilizer margins have stabilized as natural gas prices have declined.

     CF Industries competes with numerous domestic and international crop nutrient manufacturers, including Farmland.

     AGRILIANCE. The wholesale distribution of agronomy products is highly competitive and dependent upon relationships with agricultural producers and local cooperatives, proximity to producers and local cooperatives and competitive pricing. Moreover, the crop protection products industry is mature with slow growth predicted for the future, which has led distributors and suppliers to turn to consolidation and strategic partnerships to benefit from economies of scale and increased market share. Agriliance competes with other large agronomy distributors, as well as other regional or local distributors and retailers. Agriliance competes on the strength of its relationships with the members of the Company, Farmland and Land O'Lakes, its purchasing power and competitive pricing, and its attention to service in the field.

     Major competitors of Agriliance in crop nutrient distribution include Agrium, Growmark, United Suppliers and West Central. Major competitors of Agriliance in crop protection products distribution include Helena, ConAgra
(UAP), Tenkoz and numerous smaller distribution companies.

SUMMARY OPERATING RESULTS
     The Company accounts for its Agronomy business segment as follows:

     CF INDUSTRIES. The Company's investment in CF Industries of $153 million on August 31, 2002, is carried on the balance sheet at cost, including allocated patronage. Since CF Industries is a cooperative, the Company recognizes income from the investment only if it receives patronage refunds. In recent years, CF Industries has realized operating losses and as such, it has not issued any patronage refunds to its members. Historically, crop nutrients manufacturing earnings have been cyclical in nature.

     AGRILIANCE. At August 31, 2002 the Company's equity investment in Agriliance was $86 million. The Company recognizes earnings from Agriliance using the equity method of accounting, which results in the Company including its ownership percentage of Agriliance's net earnings as equity income from investments. The Company applies related internal expenses against those earnings.

     Summary operating results for the Agronomy business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:

                                                       2002          2001          2000
                                                   -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales* ....................................                                $808,659
 Patronage dividends ...........................    $     (89)    $    196           224
 Other revenues ................................                                   5,817
                                                    ---------     --------      --------
                                                          (89)         196       814,700
Cost of goods sold .............................                                 764,744
Marketing, general and administrative ..........        8,957        8,503        20,832
                                                    ---------     --------      --------
Operating (losses) earnings ....................       (9,046)      (8,307)       29,124
Interest .......................................       (1,403)      (4,529)       (3,512)
Equity (income) loss from investments ..........      (13,425)      (7,360)        4,336
                                                    ---------     --------      --------
Income before income taxes .....................    $   5,782     $  3,582      $ 28,300
                                                    =========     ========      ========
Total identifiable assets -- August 31 .........    $ 242,015     $230,051      $228,277
                                                    =========     ========      ========

------------------
* Net sales in 2000 reflect sales from the Company's agronomy business prior to the time it was contributed to Agriliance. Earnings from the Company's interest in Agriliance are shown as equity (income) loss from investments.


                                    ENERGY

OVERVIEW
     CHS Cooperatives is the nation's largest cooperative energy company, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel, and other energy products); the blending, sale and distribution of lubricants; and the wholesale and retail supply of propane. The Energy business segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (owned by an entity in which CHS has an approximate 74.5% ownership interest) and sells those products under the Cenex brand to CHS's member cooperatives and others through a network of approximately 1,400 independent retailers, including approximately 800 that operate Cenex/Ampride convenience stores.

OPERATIONS
     LAUREL REFINERY. The Company's Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel, and asphalt. The Laurel refinery sources approximately 90% of its crude oil supply from Canada, with the balance obtained from domestic sources. Laurel has access to Canadian and northwest Montana crude through the Company's wholly-owned Front Range Pipeline and other common carrier pipelines. The Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

     The Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 42% gasoline, 30% diesel and 28% asphalt and other residual products. Refined fuels produced at Laurel, Montana are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via the Company's wholly-owned Cenex Pipeline to Glendive, Montana, and Minot and Fargo, North Dakota.

     MCPHERSON REFINERY. The McPherson, Kansas refinery is owned and operated by the National Cooperative Refinery Association (NCRA), of which the Company owns approximately 74.5%. The McPherson refinery processes low and medium sulfur crude oil into gasoline, diesel and other distillates, propane, and other products. McPherson sources approximately 95% of its crude oil from Kansas, Oklahoma, and Texas through NCRA-owned and common carrier pipelines.

     The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 57% gasoline, 34% diesel and other distillates, and 9% propane and other products. Approximately 90% of the refined fuels are shipped via NCRA's proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via common carrier pipelines. The balance of the fuels are loaded into trucks at the refinery.

     OTHER ENERGY OPERATIONS. The Company owns and operates ten propane plants and three propane terminals, four asphalt terminals, three lubricants blending and packaging facilities, and 36 convenience stores. The Company also owns and leases a fleet of liquid and pressure trailers and tractors which are used to transport refined fuels, propane and anhydrous ammonia.


PRODUCTS AND SERVICES

     The Energy business segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, and lubricants. It obtains the petroleum products that it sells both from the Laurel and McPherson refineries and from third parties.


SALES AND MARKETING; CUSTOMERS

     The Company makes approximately 85% of its refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. The Company sold approximately 1.3 billion gallons of gasoline and approximately 1.2 billion gallons of diesel fuel in fiscal year 2002. The Company also wholesales auto and farm machinery lubricants to both members and non-members. In fiscal year 2002, energy operations sold approximately 26.4 million gallons of lubricants. The Company is one of the nation's largest propane wholesalers. In fiscal year 2002, energy operations sold approximately 0.7 billion gallons of propane. Most of the propane sold in rural areas is for heating and agricultural consumption. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.


INDUSTRY; COMPETITION

     Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on the Company's energy operations segment. Like many other refineries, the Energy business segment's refineries are currently focusing their capital spending on reducing pollution. In particular, these refineries are currently working to comply with the federal government's initiatives to lower the sulfur content of gasoline and diesel. The Company currently expects that the cost of compliance, which will be spread out over the next four years, will be approximately $340 million in total for the McPherson and Laurel refineries. It is expected that over 80% of the costs will be incurred at the McPherson refinery.

     The energy business is highly cyclical. Demand for crude oil and its products are driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources. Most of the Company's energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel efficient equipment, reduced crop tillage, depressed prices for crops, warm winter weather, and government programs which encourage idle acres may all reduce demand for the Company's energy products.

     The refining and wholesale fuels business is very competitive. Among the Company's competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. The Company also competes with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. CHS Cooperatives owned and non-owned retail outlets are located primarily in the southern, midwestern and northwestern United States.

SUMMARY OPERATING RESULTS
     Summary operating results for the Energy business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:

                                                        2002            2001            2000
                                                   -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .....................................    $2,657,689      $2,781,243      $2,959,622
 Patronage dividends ...........................           458             712             311
 Other revenues ................................         6,392           4,036           2,792
                                                    ----------      ----------      ----------
                                                     2,664,539       2,785,991       2,962,725
Cost of goods sold .............................     2,489,352       2,549,099       2,862,715
Marketing, general and administrative ..........        66,731          48,432          43,332
                                                    ----------      ----------      ----------
Operating earnings .............................       108,456         188,460          56,678
Interest .......................................        16,875          25,097          27,926
Equity loss (income) from investments ..........         1,166           4,081            (856)
Minority interests .............................        14,604          34,713          24,443
                                                    ----------      ----------      ----------
Income before income taxes .....................    $   75,811      $  124,569      $    5,165
                                                    ==========      ==========      ==========
Total identifiable assets -- August 31 .........    $1,305,828      $1,154,036      $1,379,019
                                                    ==========      ==========      ==========

                              COUNTRY OPERATIONS

OVERVIEW
     The Country Operations business segment purchases wheat and other grains from the Company's producer members and provides cooperative members and producers with access to a full range of products and services including farm supplies, programs for crop and livestock production, hedging and insurance services, and agricultural operations financing. Country Operations operates at approximately 300 locations dispersed throughout Minnesota, North Dakota, South Dakota, Nebraska, Montana, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

PRODUCTS AND SERVICES
     GRAIN PURCHASING. The Company is one of the largest country elevator operators in North America. Through a majority of its elevator locations, the Country Operations business segment purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through the Company's Grain Marketing business segment or used for local feed and processing operations. In the year ended August 31, 2002, the Company purchased approximately 280 million bushels of grain, primarily wheat (131 million bushels), corn (77 million bushels) and soybeans (45 million bushels). Of these bushels, 255 million were purchased from members and 239 million were sold through the Grain Marketing business segment.

     FARM SUPPLIES. Country Operations manufactures and sells farm supplies, both directly and through ownership interests in other entities. These include seed; plant food; energy products; animal feed ingredients, supplements and products; animal health products; and crop protection products. The Company sells agronomy products at 160 locations, feed products at 135 locations and energy products at 94 locations. Farm supplies are purchased through cooperatives whenever possible.

     FINANCIAL SERVICES. The Company has provided open account financing to more than 150 CHS members that are cooperatives (Cooperative Association Members) in the past year. These arrangements involve the discretionary extension of credit in the form of term and seasonal loans and can also be used as a clearing account for settlement of grain purchases and as a cash management tool. A substantial part of the term and seasonal loans are sold to the National Bank for Cooperatives (CoBank), with CoBank purchasing up to 90% of any loan. The Company's borrowing arrangements with CoBank limit loan balances outstanding under this program to not more than $150.0 million at any one time.

     Through its wholly-owned subsidiary Fin-Ag, Inc. the Company provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans. It also provides consulting services to member cooperatives. Most loans are sold to CoBank under a separate program from that described above, under which the Company has guaranteed a portion of the loans. The Company's exposure at August 31, 2002 was approximately $40.8 million. Under the Company's borrowing arrangements, the maximum amount of the loans outstanding at any one time may not exceed $125.0 million and the Company's maximum guarantee exposure would be $48.5 million.

     The Company's wholly-owned subsidiary Country Hedging, Inc., which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full service commodity futures and options broker.

     Ag States Agency, LLC is an independent insurance agency in which the Company holds a majority ownership interest. It sells insurance, including group benefits, property and casualty, and bonding programs. Its more than 1,700 customers are primarily agricultural businesses, including local cooperatives and independent elevators, oil stations, agronomy and feed/seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors.

INDUSTRY; COMPETITION
     Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes primarily on the basis of price, services and patronage.

     The financing operations are not significant, however, competitors for the Company's financing operations are primarily other financial institutions. The Company competes primarily on the basis of price, services and patronage. Country Hedging's competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven both by price and level of service. Ag States competes with other insurance agencies, primarily on the basis of price and services.

SUMMARY OPERATING RESULTS
     Summary operating results for the Country Operations business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:

                                                        2002            2001            2000
                                                   -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .....................................    $1,474,553      $1,577,268      $1,409,892
 Patronage dividends ...........................         2,572           3,683           3,830
 Other revenues ................................        80,789          80,479          68,436
                                                    ----------      ----------      ----------
                                                     1,557,914       1,661,430       1,482,158
Cost of goods sold .............................     1,471,422       1,569,884       1,404,120
Marketing, general and administrative ..........        47,995          53,417          44,136
                                                    ----------      ----------      ----------
Operating earnings .............................        38,497          38,129          33,902
Interest .......................................        13,851          15,695          12,782
Equity income from investments .................          (283)           (246)         (1,007)
Minority interests .............................           786             385             103
                                                    ----------      ----------      ----------
Income before income taxes .....................    $   24,143      $   22,295      $   22,024
                                                    ==========      ==========      ==========
Total identifiable assets -- August 31 .........    $  799,711      $  679,053      $  660,358
                                                    ==========      ==========      ==========

                                GRAIN MARKETING

OVERVIEW
     CHS Cooperatives is the nation's largest cooperative marketer of grain and oilseed, handling about 1.1 billion bushels annually. During fiscal year 2002, the Company purchased approximately 76% of total grain volumes from individual and member cooperatives and the Country Operations business segment, with the balance purchased from third parties. CHS Cooperatives arranges for the transportation of the grains either directly to customers or to Company owned or leased grain terminals and elevators pending delivery to domestic and foreign purchasers. The Company primarily conducts its Grain Marketing operations directly, but does conduct some of its business through three 50% owned joint ventures.

OPERATIONS
     The Grain Marketing segment purchases grain directly and indirectly from agricultural producers primarily in the Midwestern and Western United States. The purchased grain is typically sold for future delivery at a specified location, with the Company responsible for handling the grain and arranging for its transportation to that location. The Company's ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels, and barges, is a significant part of the service it offers to its customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with the Company. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.

     CHS owns export terminals, river terminals, and elevators involved in the handling and transport of grain. River terminals at Kansas City, Missouri, St. Paul, Savage, and Winona, Minnesota, and Davenport, Iowa are used to load grains onto barges for shipment to both domestic and export customers via the Mississippi River System. The Company's export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and an export terminal at Myrtle Grove, Louisiana serves the Gulf market. In the Pacific Northwest, the Company conducts its grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation) and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC operates grain terminals in Vancouver and Kalama, Washington. TEMCO, LLC operates a large export terminal in Tacoma, Washington. These facilities serve the Pacific market, as well as domestic grain customers in the Western United States. Grain Supplier, LLC (a 50% joint venture with Commodity Specialists Company) will begin operating an elevator facility in Friona, Texas and one in Collins, Mississippi beginning in late fiscal year 2003 or early fiscal year 2004.

     Grain Marketing purchases most of its grain during the summer and fall harvest period. Because of the Company's geographic location and the fact that it is further from its export facilities, grain tends to be sold later than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of the Company's own storage capacity, the Grain Marketing business segment buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, the Grain Marketing business segment has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affect the profitability of the Grain Marketing segment.

PRODUCTS AND SERVICES
     The primary grains purchased by the Grain Marketing business segment for the year ended August 31, 2002 were wheat (362 million bushels), corn (393 million bushels) and soybeans (241 million bushels). Of the total grains purchased by the Grain Marketing segment during the year ended August 31, 2002, 571 million bushels were purchased from the Company's individual and cooperative association members, 239 million bushel were purchased from the Country Operations business segment and the remainder were purchased from third parties.

SALES AND MARKETING; CUSTOMERS
     Purchasers include domestic and foreign millers, maltsters, feeders, crushers, and other processors. To a much lesser extent purchasers include intermediaries and distributors. Grain marketing operations are not dependent on any one customer. The Grain Marketing segment has supply relationships calling for delivery of grain at prevailing market prices.

INDUSTRY; COMPETITION
     The Grain Marketing business segment competes for both the purchase and sale of grain. Competition is intense and margins are low. Some competitors are integrated food producers, which may also be customers. A few major competitors have substantially greater financial resources than the Company.

     In the purchase of grain from producers, location of the delivery facility is a prime consideration, but producers are increasingly willing to truck grain longer distances for sale. Price is affected by the capabilities of the facility; for example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capability provides a price advantage. The Company believes that its relationships with individual members serviced by local Country Operations locations and with cooperative members gives it a broad origination capability.

     The Grain Marketing business segment competes for grain sales based on price, services and ability to provide the desired quantity and quality of grains required. Location of facilities is a major factor in the ability to compete. Grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as Archer Daniels Midland
(ADM), Cargill, Incorporated (Cargill), ConAgra, Bunge and Louis Dreyfus, each of which handle grain volumes of more than one billion bushels annually.

     The results of the grain marketing business may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels (including grain prices reporting on national markets) and transportation costs and conditions. Supply is affected by weather conditions, disease, insect damage, acreage planted and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, by population growth, and by increased or decreased per capita consumption of some products.

SUMMARY OPERATING RESULTS
     Summary operating results for the Grain Marketing business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:

                                                        2002            2001            2000
                                                   -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .....................................    $3,787,322      $3,514,314      $3,453,807
 Patronage dividends ...........................           497             840             861
 Other revenues ................................        21,902          22,964          15,440
                                                    ----------      ----------      ----------
                                                     3,809,721       3,538,118       3,470,108
Cost of goods sold .............................     3,778,838       3,514,575       3,439,863
Marketing, general and administrative ..........        22,213          22,396          21,412
                                                    ----------      ----------      ----------
Operating earnings .............................         8,670           1,147           8,833
Interest .......................................         4,807           8,144           8,701
Equity income from investments .................        (4,257)         (4,519)         (6,452)
                                                    ----------      ----------      ----------
Income (loss) before income taxes ..............    $    8,120      $   (2,478)     $    6,584
                                                    ==========      ==========      ==========
Total identifiable assets -- August 31 .........    $  481,232      $  345,696      $  321,813
                                                    ==========      ==========      ==========

                          PROCESSED GRAINS AND FOODS

OVERVIEW
     The Processed Grains and Foods business segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. The Company has focused on areas that allow it to utilize the products supplied by member producers. These areas are oilseed processing and refining, wheat milling and foods.

OILSEED PROCESSING AND REFINING
     The Company's oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to refine approximately 1 billion pounds of refined soybean oil annually. Another crushing facility is under construction in Fairmont, Minnesota that will have a crushing capacity and crude soyoil output similar to the Mankato facility. The facility in Fairmont is anticipated to be ready for the 2003 harvest and is estimated to cost approximately $90 million, of which approximately $23 million has been spent through August 31, 2002.

     The Company's oilseed processing and refining operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods and, to a lesser extent for certain industrial uses for plastics, inks and paints. Soybean meal has a high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications.

     The Company's soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. The Company purchases virtually all of its soybeans from members. The oilseed crushing operations currently produce approximately 45% of the crude oil that the Company refines; it purchases the balance from outside suppliers.

     The Company's customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of the customers are located in the Midwest due to lower freight costs and slightly higher profitability. The largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which the Company holds a 50% ownership interest and with which the Company has a long-term supply agreement to supply minimum quantities of edible soybean oils as long as the Company maintains a minimum 25.5% ownership interest and the price is comparative with other suppliers of the product. The Company's sales to Ventura Foods were $49.8 million in fiscal year 2002. The Company also sells soymeal to over 500 customers, primarily feed lots and feed mills in southern Minnesota; six of these customers accounted for approximately 61% of the soymeal sold. Land O'Lakes/Farmland Feeds, LLC accounts for 29% of soymeal sold and Commodity Specialists Company accounts for 10% of soymeal sold. The Company sells soyflour to customers in the baking industry both domestically and for export.

     The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing, Inc., and Bunge. These and other competitors have acquired other processors and have expanded existing plants, or are proposing to construct new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. The Company estimates that it has a market share of approximately 6% to 8% of the domestic refined soybean oil market and less than 3% of the domestic soybean crushing capacity.

     Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the refined products, and other supply and demand factors.

WHEAT MILLING
     In January 2002, the Company and Cargill formed Horizon Milling, LLC (Horizon Milling), in which the Company owns 24% and Cargill owns the remaining 76%. Horizon Milling is the largest U.S. wheat miller. Sales of wheat and durum by the Company to Horizon Milling during fiscal year 2002 were $114.4 million.

     The Company ceased operations at its Huron, Ohio mill prior to the formation of Horizon Milling and the Company's facility lease expired on September 30, 2002. The Company is currently dismantling and negotiating for the sale of the milling equipment. The Processed Grains and Foods business segment established an impairment of approximately $6.5 million on the equipment during the fourth quarter of fiscal year 2002.

FOODS
     The Company has two primary areas of focus in the foods area: Ventura Foods, which produces oilseed based products such as margarine and salad dressing and which is 50% owned by the Company, and the production of Mexican foods such as tortillas, tortilla chips and entrees.

     VENTURA FOODS. Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 20% of Ventura Food's volume, based on sales revenues, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Food's product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine in the U.S. and is a major producer of many other products.

     Ventura Foods has 13 manufacturing and distribution locations across the United States. It sources its raw materials, which consists primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various ingredients and supplies, from various national suppliers, including the Company's oilseed processing and refining operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods' sales are approximately 65% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale.

     Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH, Smuckers, Kraft, and CF Sauer.

     Ventura Foods was created in 1996 and at the time was owned 40% by the Company and 60% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui USA, Inc. In March 2000, Wilsey Foods, Inc. sold an additional 10% interest bringing the Company's total equity investment in Ventura Foods to 50%. The Company accounts for the Ventura Foods investment under the equity method of accounting.

     MEXICAN FOODS. Since June 2000, the Company has acquired three regional producers of Mexican foods. Through its Mexican foods operations, the Company manufactures, packages and distributes tortillas, tortilla chips and prepared frozen Mexican food products such as burritos and tamales. The Company sells these products under a variety of local and regional brand names and also produces private label products and co-packs for customers. The current operational focus is on integrating these disparate operations into a single business entity with consistent standards, systems and sales practices. The Company is also working to develop a national brand from its predominantly local and regional brand platforms.

     The tortilla and tortilla chip industry in the United States is comprised of a large number of small regional manufacturers and a few dominant manufacturers. The Company estimates that its Mexican foods operation has approximately a 1.5% share of the national tortilla market and less than a 1% share of the national tortilla chip market. On a national basis, the primary competitors are large chip and snack companies such as Frito Lay.

SUMMARY OPERATING RESULTS
     Summary operating results for the Processed Grains and Foods business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:

                                                       2002          2001          2000
                                                   -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales* ....................................    $ 496,084     $ 662,726     $ 584,052
 Patronage dividends ...........................          260           339           100
 Other revenues ................................       (1,469)         (238)          (10)
                                                    ---------     ---------     ---------
                                                      494,875       662,827       584,142
Cost of goods sold .............................      457,538       619,184       547,234
Marketing, general and administrative ..........       36,930        44,870        21,462
                                                    ---------     ---------     ---------
Operating earnings (losses) ....................          407        (1,227)       15,446
Interest .......................................        9,514        13,026         9,851
Equity income from investments .................      (41,331)      (35,505)      (24,367)
                                                    ---------     ---------     ---------
Income before income taxes .....................    $  32,224     $  21,252     $  29,962
                                                    =========     =========     =========
Total identifiable assets -- August 31 .........    $ 439,942     $ 430,871     $ 391,286
                                                    =========     =========     =========

------------------
* The sales decline in 2002 is primarily due to the formation of Horizon Milling. Since January 2002 the Company has accounted for the operating results of its milling operations under the equity method of accounting. Earnings from the Company's interest in Horizon Milling are included as part of equity income from investments.


                            PRICE RISK AND HEDGING

     Depending on the terms and conditions of the particular contract, the Company incurs risks of carrying inventory, including risks related to price changes and performance (including delivery, quality, quantity and shipment period) whenever it enters into a commodity purchase commitment. The Company is exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase.

     To reduce the price change risks associated with holding fixed price positions, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The crude oil and most of the grain and oilseed volume handled by the Company can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and different pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of inventory, such activities also limit the gain potential which otherwise could result from changes in market prices of inventory. The Company's policy is to generally maintain hedged positions in grain. The Company's profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. Hedging arrangements do not protect against nonperformance of a contract.

     When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange or broker. The amount of the deposit is set by the exchange and varies by commodity. If the market price of a short futures contract increases, then an additional margin deposit (maintenance margin) would be required. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required and sent to the applicable exchange. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins.

     At any one time inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy, and computerized procedures in grain marketing operations, triggers a review by operations management when any trader is outside of position limits and also triggers review by senior management of the Company if operating areas are outside of position limits. A similar process is used in energy operations. The position limits are reviewed at least annually with management of the Company. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, certain purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.


                                   EMPLOYEES

     As of August 31, 2002, CHS Cooperatives had approximately 6,750 full and part-time employees, which included approximately 550 employees of NCRA. Of that total, approximately 2,180 were employed in the Energy segment, 2,260 in the Country Operations segment (not including an estimated 720 seasonal and temporary employees), 390 in the Grain Marketing segment, 970 in the Processed Grains and Foods business segment and 230 in corporate and administrative functions.

     In addition to those employed directly by the Company, many employees work directly for the joint ventures in which the Company has an ownership interest. All of the employees in the Agronomy segment and a portion of the Grain Marketing and Processed Grains and Foods segments are employed as such.

     Employees in certain areas are represented by collective bargaining agreements. Refinery workers in Laurel, Montana (233 employees), are represented by agreements with two unions (Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and Oil Basin Pipeliners Union
(OBP)), for which agreements are in place through 2006 for PACE and under negotiation for OBP with anticipation of a successful resolution. The contracts covering the McPherson, Kansas refinery (254 employees in the PACE union) are also in place through 2006. There are approximately 160 employees in transportation and lubricant plant operations that are covered by collective bargaining agreements that expire at various times. Production workers in grain marketing operations (143 employees) are represented by agreements with four unions which expire at various times from 2003 through 2005. Finally, certain production workers in Oilseed Processing and Refining operations are subject to collective bargaining agreements with the American Federation of Grain Millers (126 employees) and the Pipefitters' Union (2 employees). Both of these contracts have expired and are currently being negotiated with the Company anticipating a successful resolution.


               MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

INTRODUCTION
     The Company is an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Patrons, and not the Company, are subject to income taxes on income from patronage. The Company is subject to income taxes on non-patronage-sourced income. See "-- Tax Treatment" below.

DISTRIBUTION OF NET INCOME; PATRONAGE DIVIDENDS
     The Company is required by its organizational documents annually to distribute net earnings derived from patronage business with members, after payment of dividends on equity capital, to members on the basis of patronage, except that the Board of Directors may elect to retain and add to the Company's unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.

     These distributions, referred to as "patronage dividends," may be distributed in cash, patrons' equities, revolving fund certificates, securities of the Company or others or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons' equities (see "-- Patrons' Equities" below). The Board of Directors may change the mix in the form of the patronage dividend in the future. In making distributions, the Board of Directors may use any method of allocation as may, in its judgment, be reasonable and equitable. Patronage dividends distributed during the years ended August 31, 2002, 2001 and 2000 were $132.6 million ($40.1 million in cash), $86.4 million ($26.1 million in cash) and $59.1 million($17.9 million in cash), respectively.

PATRONS' EQUITIES
     Patrons' equities are in the form of a bookkeeping entry and represent a right to receive cash when redeemed by the Company. Patrons' equities form part of the capital of the Company, do not bear interest and are not subject to redemption upon request of a member. Patrons' equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of a redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. The Company's current policy is to redeem the equities of those members who were age 61 and older on June 1, 1998 when they reach the age of 72 and upon death. The current policy is also to redeem equities older than 10 years held by active members on a pro-rata basis as determined by the Board of Directors.

     Redemptions of patrons' and other equities, including equity participation units (discussed in Note 9 to the Financial Statements), during the years ended August 31, 2002, 2001 and 2000 were $31.1 million, $33.0 million and $28.7 million, respectively.

GOVERNANCE
     The Company is managed by a Board of Directors of at least 17 persons elected by the members at the Company's annual meeting. Terms of Directors are staggered so that no more than seven directors are elected in any year. The Board of Directors is currently comprised of 17 directors. The articles of incorporation and bylaws of the Company may be amended only upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under "-- Certain Antitakeover Measures" below.

MEMBERSHIP
     Membership in the Company is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. The Board of Directors may establish other qualifications for membership as it may from time to time deem advisable.

     As a membership cooperative, the Company does not have common stock. The Company may issue equity or debt securities, on a patronage basis or otherwise, to its members. The Company has two classes of outstanding membership. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers, either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.

VOTING RIGHTS
     Voting rights arise by virtue of membership in the Company, not because of ownership of any equity or debt security. Members that are cooperative associations are entitled to vote based upon a formula that takes into account the number of producer members of such cooperative, the equity held by the cooperative in the Company and the average amount of business done with the Company over the previous three years.

     Members who are individuals are entitled to one vote. Individual members may exercise their voting power directly or through a patrons' association associated with a grain elevator, feed mill, seed plant or any other Company facility (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons' associations is determined under the same formula as cooperative association members.

     The Board of Directors has proposed an amendment to the Company's bylaws to eliminate the number of producers as a factor in determining the number of votes of cooperative association members and patrons' associations. The proposed amendment is expected to be voted upon at the annual members' meeting in December 2002.

     Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although the approval of not less than two-thirds of the votes cast at a meeting is required to approve "Change of Control" transactions, which include a merger, consolidation, liquidation, dissolution, or the sale of all or substantially all of the Company's assets and, in certain circumstances, a greater vote may be required. See "Certain Antitakeover Measures" below.

DEBT AND EQUITY INSTRUMENTS
     The Company may issue debt and equity instruments to its current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Debt or equity issued by the Company is subject to a first lien in favor of the Company for all indebtedness of the holder thereof to the Company. As of August 31, 2002 the Company's outstanding capital included patrons' equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Preferred Stock and certain capital reserves. A best efforts offering of 8% Preferred Stock begun in late 2001 has been suspended after raising approximately $9.5 million in new capital.

DISTRIBUTION OF ASSETS UPON DISSOLUTION; MERGER AND CONSOLIDATION
     In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, all debts and liabilities would be paid first according to their respective priorities. As more particularly provided in the Company's bylaws, the remaining assets would be paid to the holders of equity capital to the extent of their interests and any excess would be paid to patrons on the basis of their past patronage. The bylaws provide for the allocation among the members and nonmember patrons of the consideration received in any merger or consolidation to which the Company is a party.

CERTAIN ANTITAKEOVER MEASURES
     The governing documents may be amended upon the approval of a majority of the votes cast at an annual or special meeting. However, if the Board of Directors, in its sole discretion, declares that a proposed amendment to the Company's governing documents involves or is related to a "hostile takeover," the amendment must be adopted by 80% of the total voting power of the members of the Company. Further, if the Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies. The term "hostile takeover" is not further defined in the Minnesota cooperative law or the governing documents of the Company.

TAX TREATMENT
     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. The Company is a nonexempt cooperative.

     As a cooperative, the Company is not taxed on patronage paid to its members either in the form of equities or cash. Consequently, such amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified unit retains) are taxable to the Company when allocated. Upon redemption of any such non-qualified unit retains, the amount is deductible to the Company and taxable at the member level.

     Income derived by the Company from non-patronage sources is not entitled to the "single tax" benefit of Subchapter T and is taxed to the Company at corporate income tax rates.

ITEM 2. PROPERTIES

     The Company owns or leases energy, grain handling and processing, food manufacturing and agronomy related facilities throughout the United States. Below is a summary of these locations.

ENERGY
     Facilities in the Company's Energy business segment include the following, all of which are owned except where indicated as leased:

Refinery                            Laurel, Montana
Propane Plants                      10 locations in Iowa, Idaho, and Oregon
Propane Terminals                   3 locations in Minnesota, North Dakota and Wisconsin
Transportation Terminals/Repair     10 locations in Iowa, Minnesota, Montana, North Dakota, South
 Facilities                           Dakota, Washington and Wisconsin, 2 of which are leased
Petroleum & Asphalt                 9 locations in Montana, North Dakota and Wisconsin
 Terminals/Storage Facilities
Pump Stations                       10 locations in Montana and North Dakota
Pipelines:
 Cenex Pipeline, LLC                Laurel, Montana to Fargo, North Dakota
 Front Range Pipeline, LLC          Canadian Border to Laurel, Montana
Convenience Stores/Gas              36 locations in Iowa, Minnesota, Montana, South Dakota and
 Stations                             Wyoming
Lube Plants/Warehouses              3 locations in Minnesota, Ohio and Texas

 The Company has a 74.5% interest in NCRA, which operates the following facilities:

Refinery                            McPherson, Kansas
Petroleum Terminals/Storage         2 locations in Iowa and Kansas
Pipeline                            McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline                    Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk Stations                    40 locations located in Kansas and Oklahoma

GRAIN MARKETING
     The Company owns or leases grain terminals used in the Grain Marketing business segment at the following locations:

                         Davenport, Iowa (2 owned terminals)
                         Kalama, Washington (leased)
                         Kansas City, Missouri (2 leased terminals)
                         Myrtle Grove, Louisiana (owned)
                         St. Paul, Minnesota (leased)
                         Savage, Minnesota (owned)
                         Spokane, Washington (owned)
                         Superior, Wisconsin (owned)
                         Winona, Minnesota (owned)

COUNTRY OPERATIONS
     In the Country Operations business segment the Company owns approximately 300 Agri Operations locations (of which some of the facilities are on leased land), 7 feed manufacturing facilities and 2 sunflower plants (one was purchased in September 2002) located in Minnesota, Nebraska, North Dakota, South Dakota, Montana, Washington, Oregon and Idaho.

PROCESSED GRAINS AND FOODS
     Within the Processed Grains and Foods business segment, the Company owns and leases the following facilities:

Oilseed Processing and Refining

     The Company owns a campus in Mankato, Minnesota, comprised of a crushing plant, an oilseed refinery, a soyflour plant and a quality control laboratory. A new crushing plant is currently under construction at Fairmont, Minnesota which the Company expects to complete in the fall of 2003.

Wheat Milling

     The Company owns five flour milling facilities at the following locations that are leased to Horizon Milling, LLC:

                               Rush City, Minnesota
                               Kenosha, Wisconsin
                               Houston, Texas
                               Mount Pocono, Pennsylvania
                               Fairmount, North Dakota

Foods
     The Company leases manufacturing facilities in New Brighton, Minnesota and Phoenix, Arizona, and two facilities in Newton, North Carolina. In addition, the Company owns three manufacturing facilities in Ft. Worth, Texas. A new facility is currently under construction near Newton, North Carolina, which the Company expects to complete during its fiscal year ended August 31, 2003. All facilities are related to Mexican foods operations.

CORPORATE HEADQUARTERS
     The Company is headquartered in Inver Grove Heights, Minnesota. The 33-acre campus consists of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS
     The Company is a party to various lawsuits and administrative proceedings incidental to its business. It is impossible at this time to estimate what the ultimate legal and financial liability of the Company will be; nevertheless, management believes, based on the information available to date and the resolution of prior proceedings, that the ultimate liability of all litigation and proceedings will not have a material impact on the financial position of the Company taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company sold no equity securities during the three years ended August
31, 2002 that were not registered under the Securities Act of 1933, as amended.

     On August 31, 2002 the Company had 9,325,374 shares of 8% Preferred Stock outstanding. There is no active trading market for the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial information below has been derived from the Company's consolidated financial statements for the periods indicated. The selected consolidated financial information subsequent to August 31, 1999 should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.


                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                 YEARS ENDED AUGUST 31,                     THREE MONTHS
                                 -------------------------------------------------------  ENDED AUGUST 31,    YEAR ENDED
                                      2002          2001          2000          1999            1998         MAY 31, 1998
                                 ------------- ------------- ------------- ------------- ------------------ -------------
                                                                  (DOLLARS IN THOUSANDS)
Income Statement Data:
 Revenues:
   Net sales ...................  $7,731,867    $7,753,012    $8,497,850    $6,381,334       $1,531,124      $8,410,030
   Patronage dividends .........       3,885         5,977         5,494         5,876            5,111          70,387
   Other revenues ..............     109,459       116,254        97,471        81,180           17,706          85,127
                                  ----------    ----------    ----------    ----------       ----------      ----------
                                   7,845,211     7,875,243     8,600,815     6,468,390        1,553,941       8,565,544
 Cost of goods sold ............   7,513,369     7,470,203     8,300,494     6,193,287        1,475,407       8,209,448
 Marketing, general and
  administrative ...............     187,292       184,046       155,266       152,031           34,998         126,061
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Operating earnings ............     144,550       220,994       145,055       123,072           43,536         230,035
 Interest ......................      42,455        61,436        57,566        42,438           12,311          34,620
 Equity (income) loss from
  investments ..................     (58,133)      (28,494)      (28,325)      (22,363)           9,142          (8,381)
 Minority interests ............      15,390        35,098        24,546        10,017            3,252           6,880
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Income before income taxes ....     144,838       152,954        91,268        92,980           18,831         196,916
 Income taxes ..................      18,700       (25,600)        3,880         6,980            2,895          19,615
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Net income ....................  $  126,138    $  178,554    $   87,388    $   86,000       $   15,936      $  177,301
                                  ==========    ==========    ==========    ==========       ==========      ==========
Balance Sheet Data (at end of
 period):
 Working capital ...............  $  249,115    $  305,280    $  214,223    $  219,045       $  284,452      $  235,721
 Net property, plant and
  equipment ....................   1,057,421     1,023,872     1,034,768       968,333          915,770         868,073
 Total assets ..................   3,481,727     3,057,319     3,172,680     2,787,664        2,469,103       2,436,515
 Long-term debt, including
  current maturities ...........     572,124       559,997       510,500       482,666          456,840         378,408
 Total equities ................   1,289,638     1,261,153     1,164,426     1,117,636        1,065,877       1,029,973

     The selected financial statement information below has been derived from the Company's five business segments, and Corporate and Other, for the fiscal years ended August 31, 2002, 2001 and 2000. The intracompany sales between segments were $683.8 million, $782.5 million and $718.2 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

                  SUMMARY FINANCIAL DATA BY BUSINESS SEGMENT

                                                              AGRONOMY                                   ENERGY
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................                              $  808,659    $2,657,689    $2,781,243    $2,959,622
 Patronage dividends .......................  $      (89)   $      196           224           458           712           311
 Other revenues ............................                                   5,817         6,392         4,036         2,792
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                     (89)          196       814,700     2,664,539     2,785,991     2,962,725
Cost of goods sold .........................                                 764,744     2,489,352     2,549,099     2,862,715
Marketing, general and
 administrative ............................       8,957         8,503        20,832        66,731        48,432        43,332
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating (losses) earnings ................      (9,046)       (8,307)       29,124       108,456       188,460        56,678
Interest ...................................      (1,403)       (4,529)       (3,512)       16,875        25,097        27,926
Equity (income) loss from
 investments ...............................     (13,425)       (7,360)        4,336         1,166         4,081          (856)
Minority interests .........................                                                14,604        34,713        24,443
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income before income taxes .................  $    5,782    $    3,582    $   28,300    $   75,811    $  124,569    $    5,165
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  242,015    $  230,051    $  228,277    $1,305,828    $1,154,036    $1,379,019
                                              ==========    ==========    ==========    ==========    ==========    ==========


                                                         COUNTRY OPERATIONS                         GRAIN MARKETING
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................  $1,474,553    $1,577,268    $1,409,892    $3,787,322    $3,514,314    $3,453,807
 Patronage dividends .......................       2,572         3,683         3,830           497           840           861
 Other revenues ............................      80,789        80,479        68,436        21,902        22,964        15,440
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                               1,557,914     1,661,430     1,482,158     3,809,721     3,538,118     3,470,108
Cost of goods sold .........................   1,471,422     1,569,884     1,404,120     3,778,838     3,514,575     3,439,863
Marketing, general and
 administrative ............................      47,995        53,417        44,136        22,213        22,396        21,412
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating earnings .........................      38,497        38,129        33,902         8,670         1,147         8,833
Interest ...................................      13,851        15,695        12,782         4,807         8,144         8,701
Equity income from investments .............        (283)         (246)       (1,007)       (4,257)       (4,519)       (6,452)
Minority interests .........................         786           385           103
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........  $   24,143    $   22,295    $   22,024    $    8,120    $   (2,478)   $    6,584
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  799,711    $  679,053    $  660,358    $  481,232    $  345,696    $  321,813
                                              ==========    ==========    ==========    ==========    ==========    ==========


                                                     PROCESSED GRAINS AND FOODS                    CORPORATE AND OTHER
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................  $  496,084    $  662,726    $  584,052
 Patronage dividends .......................         260           339           100    $      187    $      207    $      168
 Other revenues ............................      (1,469)         (238)          (10)        1,845         9,013         4,996
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                 494,875       662,827       584,142         2,032         9,220         5,164
Cost of goods sold .........................     457,538       619,184       547,234
Marketing, general and
 administrative ............................      36,930        44,870        21,462         4,466         6,428         4,092
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating earnings (losses) ................         407        (1,227)       15,446        (2,434)        2,792         1,072
Interest ...................................       9,514        13,026         9,851        (1,189)        4,003         1,818
Equity (income) loss from
 investments ...............................     (41,331)      (35,505)      (24,367)           (3)       15,055            21
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........  $   32,224    $   21,252    $   29,962    $   (1,242)   $  (16,266)   $     (767)
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  439,942    $  430,871    $  391,286    $  212,999    $  217,612    $  191,927
                                              ==========    ==========    ==========    ==========    ==========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cenex Harvest States Cooperatives (CHS Cooperatives, CHS or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS Cooperatives buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.

     The Company has five distinct business segments: Agronomy, Energy, Country Operations, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the fiscal years ended August 31, 2002, 2001 and 2000 is shown on prior pages.

     Many of the Company's businesses are highly seasonal. Due to this, operating income will vary throughout the year, but overall revenues remain fairly constant, partly because the Company does not consolidate revenues in the Agronomy segment as explained below. Overall, the Company's income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, Agronomy and Country Operations segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment, as well, is somewhat subject to fluctuations in revenue and earnings based on producer harvests. The Company's Energy segment generally experiences higher revenues and profitability in certain operating areas, such as refined products, in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, experience higher revenues and profitability during the winter heating season.

     While the Company's sales and operating income are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS Cooperatives records as equity income from investments its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company's consolidated statements of operations. These investments principally include the Company's 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2002 AND 2001

     NET INCOME. Consolidated net income for the year ended August 31, 2002 was $126.1 million compared to $178.6 million for the year ended August 31, 2001, which represents a $52.5 million (29%) decrease. This decrease in profitability is primarily attributable to a tax benefit of $34.2 million in the prior year and decreased earnings in the Company's Energy segment compared to the year ended August 31, 2001.

     NET SALES. Consolidated net sales of $7.7 billion for the year ended August 31, 2002 decreased $21.1 million compared to the year ended August 31, 2001.

     Energy net sales of $2.6 billion decreased $119.1 million (4%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Sales for the year ended August 31, 2002 and 2001 were $2,657.7 million and $2,781.2 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $67.4 million and $71.8 million for the years ended August 31, 2002 and 2001, respectively. Prior to December 31, 2000 the company consolidated the business activity of Cooperative Refining LLC (CRLLC), a refining joint venture into the Energy segment. The Company held a 58% interest in CRLLC, which was dissolved effective December 31, 2000. The decrease in Energy sales is primarily due to this dissolution. The decrease was partially offset by an increase in refined fuel sales that were not part of CRLLC, which consisted of a 49% increase in volume, which was partially offset by a sales price decrease of $0.21 per gallon compared to the year ended August 31, 2001. The average sales price of propane decreased by $0.21 per gallon, which was partially offset by a volume increase of 28% compared to the year ended August 31, 2001. Refined fuels and propane volume increases were primarily a result of acquisitions, with the most substantial acquisition taking place in November 2001, when the Company purchased for $39.0 million, the wholesale energy business of Farmland Industries, Inc. (Farmland), as well as all interest in Country Energy, LLC a joint venture formerly with Farmland.

     Country Operations farm supply sales of $612.5 million decreased by $51.3 million (8%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The decrease is primarily due to a reduction in the average retail sales price of energy products compared to the prior year.

     Company-wide grain and oilseed net sales of $4.0 billion increased $315.7 million (8%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Sales for the year ended August 31, 2002 were $3,787.3 million and $862.0 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 2001 were $3,514.3 million and $913.4 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $615.8 million and $709.9 million, for the years ended August 31, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $0.60 (20%) per bushel in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 9% compared to the prior year.

     Processed Grains and Foods segment net sales of $495.5 million decreased $166.4 million (25%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Intracompany sales between segments were eliminated. The decrease in sales is primarily due to the formation of Horizon, a wheat flour milling and processing joint venture that was formed in January 2002. After that date, the Company accounted for operating results of Horizon under the equity method of accounting. The Company has a 24% interest in Horizon, and Cargill, Incorporated (Cargill) has a 76% interest. The Company is leasing five mills and related equipment to Horizon.

     PATRONAGE DIVIDENDS. Patronage dividends received of $3.9 million decreased $2.1 million (35%) during the year ended August 31, 2002 compared to the year ended August 31, 2001, primarily due to reduced patronage dividends from cooperatives.

     OTHER REVENUES. Other revenues of $109.5 million decreased $6.8 million (6%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The most significant changes were within the Energy segment, and Corporate and Other compared to the prior year.

     COST OF GOODS SOLD. Cost of goods sold of $7.5 billion increased $43.2 million (1%) during the year ended August 31, 2002, compared to the year ended August 31, 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 9% compared to the year ended August 31, 2001 primarily due to a $0.59 (20%) average cost per bushel increase, which was partially offset by a 9% decrease in volume. This increase was partially offset by decreases in cost of goods sold in the Processed Grains and Foods, Country Operations and Energy segments. Processed Grains and Foods segment cost of goods sold decreased by 26% compared to the year ended August 31, 2001, primarily due to the formation of Horizon, as previously described. Country Operations segment farm supply cost of goods sold decreased by 9% during the year ended August 31, 2002 compared to the prior year primarily due to the reduced cost of energy products. The Energy segment cost of goods sold decreased by 2% during the year ended August 31, 2002 compared to the prior year, primarily due to the dissolution of CRLLC, as previously discussed. However, the volumes of refined fuels that were not associated with the dissolution of CRLLC increased by 49%, which was partially offset by an average cost decrease of $0.18 per gallon compared to the year ended August 31, 2001. The average cost of propane decreased by $0.19 per gallon, which was partially offset by a 28% volume increase compared to the prior year. These volume increases were primarily the result of acquisitions.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses of $187.3 million for the year ended August 31, 2002 increased by $3.2 million (2%) compared to the year ended August 31, 2001. The net increase is primarily due to additional expenses resulting from Energy segment acquisitions, which was partially offset by reduced expenses within the Processed Grains and Foods segment due to the formation of Horizon described earlier.

     INTEREST. Interest expense of $42.5 million for the year ended August 31, 2002 decreased by $19.0 million (31%) compared to the year ended August 31, 2001. The average level of short-term borrowings decreased 24% and the average short-term interest rate decreased 3.6% during the year ended August 31, 2002 compared to the prior year. The net decrease in interest expense from short-term borrowings was partially offset by an increase due to an additional $80.0 million of long-term debt from a private placement, of which $25.0 million and $55.0 million were issued in January and March 2001, respectively.

     EQUITY INCOME FROM INVESTMENTS. Equity income from investments of $58.1 million for the year ended August 31, 2002 increased by $29.6 million (104%) compared to the year ended August 31, 2001. The increase was primarily attributable to decreased losses from Corporate and Other technology investments of $15.1 million that was dissolved. In addition, earnings from Agronomy, and Processed Grains and Foods segments investments increased in fiscal year 2002 by $6.1 million and $5.8 million, respectively compared to the prior year.

     MINORITY INTERESTS. Minority interests of $15.4 million for the year ended August 31, 2002 decreased by $19.7 million (56%) compared to the year ended August 31, 2001. The change in minority interests during the year ended August 31, 2002 compared to the prior year was primarily a result of less profitable operations within the Company's majority-owned subsidiaries and the dissolution of CRLLC. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA) an approximately 74.5% owned subsidiary.

     INCOME TAXES. Income tax expense of $18.7 million for the year ended August 31, 2002 compares to a tax benefit of $25.6 million for the year ended August 31, 2001, resulting in effective tax rates of a 12.9% expense and a 16.7% benefit, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2002 and 2001. An income tax benefit of $34.2 million for the year ended August 31, 2001 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded income tax expense of $18.7 million for the year ended August 31, 2002, which compares to $8.6 million for the year ended August 31, 2001, exclusive of the $34.2 million benefit related to the change in patronage determination described above. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

     COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000

     NET INCOME. The Company's consolidated net income of $178.6 million for the year ended August 31, 2001 represents a $91.2 million (104%) increase compared to the year ended August 31, 2000. This net increase in profitability is primarily attributable to an increase in income from the Company's Energy segment, which was partially offset by decreases from the Agronomy and Grain Marketing segments, and Corporate and Other.

     NET SALES. Consolidated net sales of $7.8 billion for the year ended August 31, 2001 represent a $744.8 million (9%) decrease compared to the year ended August 31, 2000.

     The Company did not record Agronomy sales during the year ended August 31, 2001 compared to sales of $768.4 million net of intracompany elimination of $40.3 million from the Agronomy segment to the Country Operations segment for the year ended August 31, 2000. During 2000, the Company exchanged its agronomy operations for an ownership interest in Agriliance, LLC, owned indirectly through United Country Brands, LLC. As of July 31, 2000, the Company recorded results of its 25% ownership in Agriliance, LLC on the equity method, and as such, income or losses are reflected in equity income from investments.

     Energy net sales of $2.7 billion decreased $194.5 million (7%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. Sales for the years ended August 31, 2001 and 2000 were $2,781.2 million and $2,959.6 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $71.8 million and $55.7 million for the years ended August 31, 2001 and 2000, respectively. The decrease is primarily attributable to a net volume decrease compared to the year ended August 31, 2000 due to the dissolution of CRLLC effective December 31, 2000. The Company owned 58% of CRLLC through its ownership in NCRA and therefore consolidated CRLLC business activity up to the time of dissolution. The decrease related to the dissolution was partially offset by an increase in refined fuels that were not part of CRLLC of $0.12 per gallon in the average sales price and 2% in volume compared to the year ended August 31, 2000. In addition, propane volumes increased by 39% and the average sales price of propane increased by $0.21 per gallon compared to the year ended August 31, 2000.

     Country Operations farm supply sales of $663.9 million increased $73.0 million (12%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. The net increase is primarily attributable to average sales price increases in agronomy and energy products and additional volumes from acquisitions.

     Company-wide grain and oilseed net sales of $3.7 billion increased $67.0 million (2%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. Sales for the year ended August 31, 2001 were $3,514.3 million and $913.4 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 2000 were $3,453.8 million and $819.0 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment of $709.9 million and $622.0 million for the years ended August 31, 2001 and 2000, respectively. This increase in sales was primarily due to an increase of $0.06 (2%) per bushel in the average sales price while volumes were essentially unchanged on all grain and oilseed marketed by the Company compared to the prior year.

     Processed Grains and Foods segment net sales of $661.9 million increased $78.1 million (12%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. Intracompany sales between segments were eliminated. This increase is primarily due to foods acquisitions, which increased sales by $47.3 million compared to the prior year. In addition, sales of processed wheat increased by $22.6 million compared to the prior year, primarily due to increased volumes from the acquisition of a wheat mill in April 2000 and an increase in the average sales price of all wheat products. Sales of processed oilseed increased by $8.8 million primarily due to volume and price increases compared to the prior year.

     OTHER REVENUES. Other revenues of $116.3 million increased $18.8 million (19%) for the year ended August 31, 2001 compared to the year ended August 31, 2000. The most significant increases were within the Country Operations and Grain Marketing segments. These increases were partially offset by a prior year gain of $7.4 million from the sale of 1.455% of the Company's economic interest in Agriliance, LLC which was recorded in March 2000 in the Agronomy segment.

     COST OF GOODS SOLD. Cost of goods sold of $7.5 billion decreased $830.3 million (10%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operations on the equity method in 2001 as previously discussed, which caused a reduction in cost of goods sold of $764.7 million compared to the year ended August 31, 2000. In addition, during the year ended August 31, 2001 the cost of goods sold of the Energy segment decreased by 11% primarily due to a decrease in volume as a result of the dissolution of CRLLC. The decrease was partially offset by volume and price increases on refined fuels purchases that were not part of CRLLC, and propane products. The cost of all grain and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 2% compared to the previous year end primarily due to a $0.06 (2%) cost per bushel increase with volumes remaining essentially unchanged. Country Operations segment farm supply cost of goods sold increased by 14% during the year ended August 31, 2001 compared to the year ended August 31, 2000, primarily due to cost increases in agronomy and energy products and higher volumes due to acquisitions. Cost of goods sold within the Processed Grains and Foods segment increased by 13% due to volume increases primarily as a result of acquisitions.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses of $184.0 million for the year ended August 31, 2001 increased by $28.7 million (19%) compared to the year ended August 31, 2000. This increase is primarily due to increases in expenses within the Processed Grains and Foods segment of $23.4 million, which is primarily due to additional expenses of $12.9 million related to acquisitions and a loss on assets held for disposal of $7.5 million related to the closing of a wheat mill compared to the prior year. In addition, expenses within the Country Operations segment increased by $9.3 million primarily due to acquisitions. These increases were partially offset by a decrease in expenses of $12.3 million in the Agronomy segment.

     INTEREST. Interest expense of $61.4 million for the year ended August 31, 2001 increased by $3.8 million (7%) compared to the year ended August 31, 2000. The average level of short-term borrowings increased 11% and the average short-term interest rate decreased 0.55% during the year ended August 31, 2001 compared to the previous year. Interest expense also increased due to an additional $80.0 million of long-term debt from a private placement of which $25.0 million and $55.0 million were issued in January and March 2001, respectively.

     EQUITY INCOME FROM INVESTMENTS. Equity income from investments of $28.5 million for the year ended August 31, 2001 increased by $0.2 million (1%) compared to the year ended August 31, 2000. The increase was primarily attributable to increases in earnings from investments within the Agronomy and Processed Grains and Foods segments of $11.7 million and $11.1 million, respectively, during the year ended August 31, 2001 compared to the prior year. The Company records its 25% share of its Agronomy segment investment in Agriliance, LLC on the equity method as previously discussed. The net increase was partially offset by losses from technology investments of $15.1 million and decreased earnings of $4.9 million and $1.9 million from Energy and Grain Marketing segment investments, respectively.

     MINORITY INTERESTS. Minority interests of $35.1 million for the year ended August 31, 2001 increased by $10.6 million (43%) compared to the year ended August 31, 2000. Substantially all minority interests were related to NCRA. This net change in minority interests was reflective of more profitable operations within the Company's majority-owned subsidiaries during the year ended August 31, 2001 compared to the previous year.

     INCOME TAXES. An income tax benefit of $25.6 million for the year ended August 31, 2001 compares to expense of $3.9 million for the year ended August 31, 2000 resulting in effective tax rates of 16.7% benefit and 4.3% expense, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2001 and 2000. An income tax benefit of $34.2 million for the year ended August 31, 2001 resulted from a change in the tax rate applied to the Company's cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company's change in the calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded an income tax expense of $8.6 million and $3.9 million for the years ended August 31, 2001 and 2000 excluding the effects of the adjustment. The income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS
     Operating activities of the Company used net cash of $41.7 million during the year ended August 31, 2002. Net income of $126.1 million and net non-cash expenses of $62.4 million were offset by increased working capital requirements of $230.2 million. This increase in working capital requirements is primarily due to stronger commodity prices.

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

     CASH FLOWS FROM INVESTING ACTIVITIES
     For the years ended August 31, 2002, 2001 and 2000, the net cash flows used in the Company's investing activities totaled $141.8 million, $69.1 million and $184.9 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $140.2 million, $97.6 million and $153.8 million for the years ended August 31, 2002, 2001 and 2000, respectively. For the year ended August 31, 2003 the Company expects to spend approximately $216.8 million for the acquisition of property, plant and equipment, which includes $57.0 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $90.0 million, of which $22.9 million was used for construction through the year ended August 31, 2002. Capital expenditures primarily related to the Environmental Protection Agency low sulfur fuel regulations required by 2006, are expected to be approximately $340 million in total for the Company's Laurel, Montana and NCRA's McPherson, Kansas refineries over the next four years. It is expected that over 80% of the costs will be incurred at NCRA.

     Investments made during the years ended August 31, 2002, 2001 and 2000 totaled $6.2 million, $14.2 million and $35.3 million, respectively. Investments during the year ended August 31, 2000 included the purchase of an additional 10% interest in Ventura Foods, LLC, the Company's foods joint venture, for $25.6 million. The Company has a 50% interest in that joint venture.

     Acquisitions of intangibles were $29.5 million, $7.3 million and $26.5 million for the years ended August 31, 2002, 2001 and 2000, respectively. During the year ended August 31, 2002, $26.4 million of the acquisitions of intangibles were related to the purchase of Farmland's interest in its wholesale energy business, as previously discussed, and represents trademarks, tradenames and non-compete agreements. During the previous two years, the intangibles resulted primarily from the purchase of Rodriguez Festive Foods, Inc. in fiscal 2001 and the purchase of Sparta Foods, Inc. and the wholesale propane marketing business of Williams Energy Marketing and Trading Company in fiscal 2000.

     During the year ended August 31, 2002 the changes in notes receivable resulted in a decrease of $22.0 million primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the years ended August 31, 2001 and 2000 the changes in notes receivable resulted in increases of $0.5 million and $0.6 million, respectively.

     Distributions to minority owners for the years ended August 31, 2002, 2001 and 2000 were $7.4 million, $19.3 million and $21.1 million, respectively, and were primarily related to NCRA. For the years ended August 31, 2001 and 2000, NCRA's distributions also included the distributions made by CRLLC.

     Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $20.2 million, $35.3 million and $7.7 million for the years ended August 31, 2002, 2001 and 2000, respectively. During the year ended August 31, 2002, the proceeds were primarily from disposals of propane plants in the Energy segment and of non-strategic agri-operations locations in the Country Operations segment. During the year ended August 31, 2001, the proceeds were primarily from the disposal of feed plants and other assets in the Country Operations segment. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $44.0 million, $31.8 million and $43.9 million for the years ended August 31, 2002, 2001 and 2000, respectively.

     CASH FLOWS FROM FINANCING ACTIVITIES
     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2002, the Company renewed its 364-day credit facility of $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On August 31, 2002 and 2001, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $332.5 million and $97.2 million, respectively. The increase from 2001 to 2002 is primarily due to increases in inventories in the Grain Marketing and Energy segments related to higher grain prices and the purchase of Farmland's wholesale energy business, discussed previously.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. On August 31, 2002 and 2001 the Company had outstanding balances on this facility of $75.0 million and $45.0 million, respectively. The outstanding balance on August 31, 2002 includes $30.0 million, which was drawn during the first quarter of the fiscal year.

     The Company has financed its long-term capital needs in the past, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the banks for cooperatives. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $144.3 million and $150.9 million on August 31, 2002 and 2001, respectively. Repayments of $6.6 million were made on this facility during each of the years ended August 31, 2002 and 2001.

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

     The Company, through NCRA, had revolving term loans outstanding of $18.0 million and $21.0 million for the years ended August 31, 2002 and 2001, respectively. Repayments of $3.0 million were made during each of the years ended August 31, 2002 and 2001.

     On August 31, 2002, the Company had total long-term debt outstanding of $572.1 million, of which $255.0 million was bank financing, $305.0 million was private placement proceeds and $12.1 million was industrial development revenue bonds, capitalized leases and other notes and contracts payable. On August 31, 2001, the Company had long-term debt outstanding of $560.0 million. The aggregate amount of long-term debt payable as of August 31, 2002 was as follows (dollars in thousands):

                        2002 ...............    $ 89,032
                        2003 ...............      15,079
                        2004 ...............      34,511
                        2005 ...............      34,938
                        2006 ...............      41,709
                        Thereafter .........     356,855
                                                --------
                                                $572,124
                                                ========

     During the years ended August 31, 2002, 2001 and 2000, the Company borrowed on a long-term basis $30.0 million, $116.9 million and $49.9 million, respectively, and during the same periods repaid long-term debt of $18.0 million, $67.4 million and $22.5 million, respectively.

     On October 18, 2002 (fiscal year 2003) the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and will be repaid in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and will be repaid in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

     In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a bylaw amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31,

2001 were distributed in January 2002. The cash portion of this distribution, deemed by the Board of Directors to be 30% was $40.1 million. During the years ended August 31, 2001 and 2000, the Company distributed cash patronage of $26.1 million and $17.9 million, respectively.

     Cash patronage for the year ended August 31, 2002, deemed by the Board of Directors to be 30% and to be distributed in fiscal year 2003, is expected to be approximately $27.9 million and is classified as a current liability on the August 31, 2002 consolidated balance sheet.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. For the years ended August 31, 2002, 2001 and 2000, the Company redeemed patronage related equities in accordance with authorization from the Board of Directors in the amounts of $31.1 million, $18.7 million and $28.7 million, respectively. Total redemptions related to the year ended August 31, 2002, to be distributed in fiscal year 2003, are expected to be approximately $28.6 million and are classified as a current liability on the August 31, 2002 consolidated balance sheet.

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

     The Board of Directors authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $9.3 million through August 31, 2002. Expenses related to the issuance of the Preferred Stock were $3.4 million through the same period. Sales of the preferred shares have been suspended.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

LEASE COMMITMENTS:
     The Company has commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2002, 2001 an 2000 was $30.2 million, $35.5 million and $38.0 million, respectively.

     Minimum future lease payments, required under noncancellable operating leases as of August 31, 2002, were as follows:

                                                      TOTAL
                                             ----------------------
                                              (DOLLARS IN MILLIONS)
                2003 .....................          $  33.0
                2004 .....................             24.2
                2005 .....................             16.0
                2006 .....................              8.9
                2007 .....................              5.1
                Thereafter ...............              4.8
                                                    -------
                Total minimum future lease
                payments .................          $  92.0
                                                    =======

GUARANTEES:
     The Company is a guarantor for lines of credit for related companies totaling up to $86.2 million, of which $45.1 million was outstanding as of August 31, 2002. The Company's bank covenants allow maximum guarantees of $100.0 million. All outstanding loans with respective creditors are current as of August 31, 2002.

DEBT:
     There is no material off balance sheet debt.

CRITICAL ACCOUNTING POLICIES
     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates as well as management's judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. The Company believes that of its significant accounting policies, the following may involve a higher degree of estimates, judgments, and complexity.

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

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement does not have a material affect on the Company.

     The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement does not have a material affect on the Company.

     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The costs addressed in SFAS No. 146 include, but are not limited to, termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK
     The Company utilizes futures and options contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sales contracts. So as to reduce that risk, the Company generally takes opposite and offsetting positions using futures contracts or options.

     Certain commodities cannot be hedged with futures or options contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts. These futures and options contracts and forward purchase and sales cash contracts used to hedge against price level change risks are effective economic hedges of specified risks, but they are not designated as and accounted for as hedging instruments for accounting purposes.

     Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed price contracts are recognized in cost of goods sold for financial reporting. Inventories and fixed price contracts are marked to market so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed priced contracts during the same accounting period.

     Through August 31, 2000, unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed price contracts were deferred until such futures contracts and options were closed. Effective September 1, 2000 those gains and losses are recognized as a component of net income for financial reporting. The inventories hedged with these derivatives are valued at lower of cost or market, and effective September 1, 2000, the fixed price contracts are marked to market. Some derivatives related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

     A 10% adverse change in market prices would not materially affect the Company's results of operations, financial position or liquidity, since the Company's operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

     The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2002 was approximately 6.4%; a 10% adverse change in market rates would not materially affect the Company's results of operations, financial position or liquidity.

     In August 2002, the Company entered into interest rate swap instruments related to private placement debt issued on October 18, 2002 in order to protect against a potential increase in interest rates. In fact, interest rates declined between the dates of the interest swaps and the closing of the borrowing transaction. These derivative instruments are designated and effective as cash flow hedges for accounting purposes and the changes in fair values of these instruments are recorded as a component of other comprehensive income. The Company expects to record additional interest expense of $0.8 million during the year ended August 31, 2003 related to these derivative instruments as an offset to the lower interest rates actually obtained on the debt instruments.

FOREIGN CURRENCY RISK

     The Company conducts essentially all of its business in U.S. dollars and had essentially no risk regarding foreign currency fluctuations on August 31, 2002. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in 15(a)(1) are set forth beginning on page F-1. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K in this Annual Report on Form 10-K. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              BOARD OF DIRECTORS

   The table below lists the directors of the Company as of August 31, 2002.

                                                 DIRECTOR
NAME AND ADDRESS                         AGE     DISTRICT     SINCE
-------------------------------------   -----   ----------   ------
  Bruce Anderson                         50         3         1995
  13500 42nd St NE
  Glenburn, ND 58740-9564

  Robert Bass                            48         5         1994
  E 639 -- 1 Bass Road
  Reedsburg, WI 53959

  Steven Burnet                          62         6         1983
  94699 Monkland Lane
  Moro, OR 97039-9705

  Dennis Carlson                         41         3         2001
  3255 50th Street
  Mandan, ND 58554

  Curt Eischens                          50         1         1990
  2153 -- 330th St North
  Minneota, MN 56264-1880

  Robert Elliott                         52         8         1996
  324 Hillcrest
  Alliance, NE 69301

  Robert Grabarski                       53         5         1999
  1770 Highway 21
  Arkdale, WI 54613

  Jerry Hasnedl                          56         1         1995
  RR 1, Box 39
  St. Hilaire, MN 56754

  Glen Keppy                             55         7         1999
  21316 -- 155th Avenue
  Davenport, IA 52804

  James Kile                             54         6         1992
  508 W. Bell Lane
  St. John, WA 99171

  Randy Knecht                           52         4         2001
  40193 -- 112th Street
  Houghton, SD 57449

  Leonard Larsen                         66         3         1993
  5128 -- 11th Ave. N.
  Granville, ND 58741-9595

  Richard Owen                           48         2         1999
  PO Box 129
  Geraldine, MT 59446

NAME AND ADDRESS                        AGE     DISTRICT     SINCE
------------------------------------   -----   ----------   ------
  Duane Stenzel                         56         1         1993
  RR 2, Box 173
  Wells, MN 56097

  Michael Toelle                        40         1         1992
  RR 1, Box 190
  Browns Valley, MN 56219

  Merlin Van Walleghen                  66         4         1993
  24106 -- 408th Avenue
  Letcher, SD 57359-6021

  Elroy Webster                         69         1         1982
  Route 2, Box 123
  Nicollet, MN 56074

     BRUCE ANDERSON was elected to the board in 1995. He has held positions with North Dakota Farmers Union, Farmers Union Mutual Insurance Co. and has served a four-year term in the North Dakota House of Representatives. He is a member of the North Dakota Agricultural Products Utilization Commission. Mr. Anderson and his wife raise small grains on their farm near Glenburn, North Dakota.

     ROBERT BASS, elected to the board in 1994, operates a 500-acre dairy and feed grain farm with his wife and brother near Reedsburg, Wisconsin. Mr. Bass currently serves as a member of the board of Co-op Country Partners in Baraboo, Wisconsin. He holds a B.S. degree from the University of Wisconsin in agricultural education and is a former vo-ag teacher.

     STEVEN BURNET has been a board member since 1983, has served as Chairman of the board since 1999, and has served as past Chairman of Harvest States Cooperatives from 1992 through 1997. He is a member of the Oregon Wheat Growers League and the Oregon Cattlemen's Association. Mr. Burnet is a past president of Mid-Columbia Grain Growers and past vice president of North Pacific Grain Growers. He serves as a director on the Agricultural Co-op Council of Oregon and is a former board member of the Oregon State University Alumni Association. Mr. Burnet and his wife grow dryland wheat and barley, and support a cow/calf and yearling operation with irrigated hay and pasture.

     DENNIS CARLSON was elected to the board in 2001. He is chairman of Farmers Union Oil Co. of Bismarck/Mandan, N.D. and has served on that board since 1989. Mr. Carlson, a third-generation cooperative member, has a diversified farm in partnership with his parents that include wheat, sunflowers and a cow/calf operation.

     CURT EISCHENS was elected to the board in 1990. He has been a director for Farmers Co-op Association in Canby for ten years, nine as chairman. He is director of the Minnesota Association of Cooperatives, and a member of the Minnesota Soybean Association and Minnesota Farmers Union. Mr. Eischens and his wife operate a corn and soybean farm near Canby, Minnesota.

     ROBERT ELLIOTT, elected to the board in 1996, is the first director for the region consisting of Nebraska, Kansas, Oklahoma, Colorado, Texas and New Mexico. He and his wife operate a 6,000-acre farm near Alliance, Nebraska. Mr. Elliott is president of the Hemingford Scholarship Foundation and serves on the Nationwide Insurance Board Counsel. He is past president of the Nebraska Wheat Growers Association and served on the boards of Western Cooperative Alliance (Westco) and New Alliance Bean & Grain Company.

     ROBERT GRABARSKI was elected to the Board in 1999, and has a long history of cooperative leadership. He currently serves as Board Chairman of Wisconsin River Cooperative, Adams, Wisconsin, and as First Vice Chairman of Alto Dairy Cooperative, Waupun, Wisconsin. He is active in a wide range of civic organizations, including serving on the fire department in the Adams Volunteer Fire District, as well as volunteer auctioneering for local charitable organizations. Mr. Grabarski and his wife and son operate a 1,900 acre-farm and milk 90 registered Holsteins.

     JERRY HASNEDL was elected to the board in 1995. He is a member and past director of Northwest Grain, a Cenex Harvest States Cooperatives regionalization; a member of Farmers Union Oil Co. in Thief River Falls; Garden Valley Telephone Co-op in Erskine; Red Lake Electric Co-op in Red Lake Falls; Minnesota Wheat Growers; and Minnesota Barley Growers. He is currently serving on the interim board for Minnesota Marketplace. He and his wife raise wheat, barley, corn, soybeans, sunflowers and alfalfa on their northern Minnesota farm.

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

     JAMES KILE, the first graduate of Young Producer Institute to join the board, was elected in 1992. He served 18 years, 10 as chairman, on the board of his local St. John Grange Supply, and represents CHS Cooperatives on the Washington State Council of Farmer Cooperatives and is a member of Grange and Washington Association of Wheat Growers. He and his wife operate a 1,300-acre dryland wheat, barley and pea operation near St. John, Washington.

     RANDY KNECHT was elected to the board in 2001. Mr. Knecht has served on the board of Four Seasons Cooperative, Britton, S.D., for seven years, is chairman of the Northern Electric Cooperative board and is a member of the board of Dakota Value Capture Cooperative, Pierre, S.D. He holds a B.S. degree in agriculture from South Dakota University. With his father and a son, Mr. Knecht raises 4,000 acres of corn, beans, wheat and alfalfa. He also maintains a 450-head cow/calf operation.

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

     DUANE STENZEL was elected to the board in 1993. He is a member of Watonwan Farm Service; Wells Farmers Elevator, where he served as board president and secretary. He raises 665 acres of soybeans, sweet corn and corn on his farm in south central Minnesota.

     MICHAEL TOELLE was elected to the board in 1992. He has been serving on the board of Country Partners Cooperative of Browns Valley for 12 years and as chairman for the past eight years. He also is actively involved in National FFA Organization, Ag Council of America, Minnesota Wheat Growers, Minnesota Corn Growers and Minnesota Soybean Growers associations. He currently serves as chairman of the Finance & Investment Committee for the Cenex Harvest States Foundation. He and his wife operate a grain, hog and beef farm with his brother and parents near Browns Valley.

     MERLIN VAN WALLEGHEN has been a board member since 1993. He is a former director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, serving as board president for 11 years. Mr. Van Walleghen also served 10 years on the South Dakota Association of Cooperatives board of directors, eight as president. A former FmHA committee member, he is currently chairman of the

Sanborn County Development board and also a member of Heartland Consumer Power District board. He and his wife and a son, operate a grain farm producing corn and soybeans.

     ELROY WEBSTER was elected to the board in 1982 and served as the chairman from 1987 to 1999. His leadership record includes service as a director for the Minnesota Association of Cooperatives, Western Co-op Transport Association and Agland Cooperative. Mr. Webster is past chairman of the Agricultural Council of America and is chairman of the Board of Trustees for the Cenex Harvest States Foundation. He also works with Southwest State University as an advisor for its Cooperative Studies program. He is an active farmer with a corn and soybean operation near Nicollet, Minnesota.

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

     o The individual must be an active farmer or rancher. "Active farmer or rancher" means an individual whose primary occupation is that of a farmer or rancher, excluding any full-time employee of the Company or of a Cooperative Association Member.

     o The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of this cooperative.

     The following positions on the Board of Directors will be elected at the 2002 Annual Meeting of Members:

REGION                                             CURRENT INCUMBENT
-------------------------------------------   --------------------------
Region 1 (Minnesota)                          Curt Eischens
                                              Jerry Hasnedl

Region 2 (Montana, Wyoming)                   Richard Owen

Region 3 (North Dakota)                       Bruce Anderson

Region 5 (Connecticut, Indiana, Illinois,     Robert Grabarski
       Kentucky, Michigan, Ohio,
       Wisconsin)

Region 6 (Alaska, Arizona, California,        Steve Burnet (not seeking
       Idaho, Oregon, Washington,             re-election)
       Utah)

Region 7 (Alabama, Arkansas, Florida,         Glen Keppy
       Iowa, Louisiana, Missouri,
       Mississippi)

                              EXECUTIVE OFFICERS

     The table below lists the executive officers and other senior officers of the Company as of August 31, 2002. Officers are appointed annually by the Board of Directors.

NAME                   AGE                                POSITION
-------------------   -----   ---------------------------------------------------------------
John D. Johnson        54     President and Chief Executive Officer
Patrick Kluempke       54     Executive Vice President -- Corporate Planning
Tom Larson             54     Executive Vice President -- Public Affairs
Mark Palmquist         45     Executive Vice President/Chief Operating Officer -- Grains and
                                Foods
John Schmitz           52     Executive Vice President and Chief Financial Officer
Leon E. Westbrock      55     Executive Vice President/Chief Operating Officer -- Energy and
                                Crop Inputs

     JOHN D. JOHNSON was born in Rhame, North Dakota, and grew up in Spearfish, South Dakota. He earned a degree in business administration and a minor in economics from Black Hills State University. In 1976, he joined Harvest States Cooperatives as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, Director of Sales and Marketing and then General Manager of GTA Feeds. In 1992, he was elected Group Vice President of Farm Marketing and Supply for Harvest States Cooperatives and was selected President and CEO in January 1995. Mr. Johnson became President and General Manager of Cenex Harvest State Cooperatives upon its creation June 1, 1998 and was named President and Chief Executive Officer on June 1, 2000. Mr. Johnson serves on CF Industries, Inc. and National Cooperative Refinery Association boards of directors.

     PATRICK KLUEMPKE, Executive Vice President of Corporate Planning, was raised on a family dairy farm in central Minnesota, and received a Bachelor of Science degree in Finance and Accounting from St. Cloud University and the University of Minnesota. Mr. Kluempke served in the United States Army in South Vietnam and South Korea, as Aide to General J. Guthrie. He began his agribusiness career in grain procurement and merchandising at General Mills and later with Louis Dreyfus Corporation in export marketing. Mr. Kluempke joined the predecessor to CHS Cooperatives when G.T.A. was being merged with North Pacific Grain Growers, in 1983, to form Harvest States Cooperatives and has held various positions in the commodity marketing division and at the corporate level. He was named to the position of Senior Vice President of Corporate Planning and Business Development in 1993 and held that position until 2000 when he was named to his current position. Mr. Kluempke serves on the board of Ventura Foods, a joint venture company between CHS Cooperatives and Mitsui & Company, Japan.

     TOM LARSON is Executive Vice President, Public Affairs at CHS Cooperatives. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor's degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex, Inc. and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to Agronomy in 1987 and became director of Agronomy Services for Cenex/Land O'Lakes Agronomy Company in 1988. He was later named Vice President of Agronomy Services until 1996 when he became Vice President of Cenex Supply and Marketing which included overseeing the operation of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named to his current position in January 1999. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree.

     MARK PALMQUIST is the Executive Vice President and Chief Operating Officer of Grains and Foods. He is responsible for all related areas of grains including country operations, terminal operations, exports, logistics, transportation and grain marketing joint ventures. He is also responsible for the operations of wheat milling, oilseed processing and refining, and food manufacturing and packaging. Mr. Palmquist has worked for CHS Cooperatives for 21 years. Starting as a grain buyer and moving into merchandising, he has traded many different commodities including corn, soybeans and spring wheat. In

1990, he assumed the role of Vice President and director of Grain Marketing and then in 1993, was promoted to Senior Vice President, which he held until 2000 when he was named to his current position. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, Minnesota, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota. Mr. Palmquist serves on Ventura Foods board of directors.

     JOHN SCHMITZ is the Executive Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in Country Services, Farm Marketing & Supply and Grain Marketing. In 1986, he was named Vice President and Controller of Harvest States Cooperatives, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of CHS Cooperatives. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA's and the National Society of Accountants for Cooperatives. Mr. Schmitz serves on National Cooperative Refinery Association and Ventura Foods boards of directors.

     LEON E. WESTBROCK is the Executive Vice President and Chief Operating Officer of Energy and Crop Inputs for the Company. He joined the cooperative system in 1976 and managed three local cooperatives before joining the regional system. At the regional level, Mr. Westbrock served in the Merchandising Department at Cenex, Inc. and then later as Manager of the Lubricants Department and as Director of Retailing. Since January 1, 1987, he served as Vice President and Executive Vice President in the Energy Division of the Company. On March 1, 2000 Mr. Westbrock was appointed to his current position. He serves as chairman for both National Cooperative Refinery Association and Universal Cooperatives, Inc. boards of directors and also serves as a member of the Agriliance, LLC board of directors. Mr. Westbrock received a Bachelor's Degree from St. Cloud State University and served a tour in the U.S. Army.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the executive officers of the Company whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2002, exceeded $100,000 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                               ANNUAL COMPENSATION                                  COMPENSATION
                                 -------------------------------------------------------------------------------   -------------
  NAME AND                                                                    OTHER ANNUAL         ALL OTHER            LTIP
PRINCIPAL POSITION                YEAR ENDED     SALARY(1)     BONUS(1)     COMPENSATION(2)     COMPENSATION(3)      PAYOUTS(1)
-------------------------------- ------------   -----------   ----------   -----------------   -----------------   -------------
John. D. Johnson                   8/31/02       $820,000      $811,750         $30,376             $10,216
 President and Chief Executive     8/31/01        787,500       747,338           8,600               9,606
 Officer                           8/31/00        600,000       540,000          14,672              12,720           $719,280

Patrick Kluempke                   8/31/02        223,000       166,875          15,120              10,873
 Executive Vice President --       8/31/01        200,000       162,675           3,780               6,010
 Corporate Planning                8/31/00        176,500        68,664           8,194               7,068             92,995

Tom Larson                         8/31/02        229,100       172,200          18,878              10,214
 Executive Vice President --       8/31/01        200,000       167,850          16,130               8,189
 Public Affairs                    8/31/00        182,768        71,665           6,240               7,160             97,060

Mark Palmquist                     8/31/02        453,400       342,000          15,120              11,081
 Executive Vice President and      8/31/01        375,000       232,680          14,111               5,863
 Chief Operating Officer --        8/31/00        262,932       235,168           2,620               7,068            184,273
 Grains and Foods

John Schmitz                       8/31/02        317,300       244,500          21,856              12,255
 Executive Vice President and      8/31/01        275,000       232,500           2,520               7,080
 Chief Financial Officer           8/31/00        210,583       100,377              82               8,566            135,947

Leon E. Westbrock                  8/31/02        453,400       342,000          15,120              12,057
 Executive Vice President and      8/31/01        375,000       332,400           7,320               5,116
 Chief Operating Officer --        8/31/00        323,750        86,745                               4,808            184,273
 Energy and Crop Inputs

------------------
(1) Amounts shown include amounts deferred at the employee's election under the Company's Deferred Compensation Program and amounts waived in exchange for options under the Company's Share Option Plan.

(2) Amounts shown include personal use of a Company vehicle.

(3) Other compensation includes the Company's matching contributions under the Company's 401(k) Plan and the portion of group term life insurance premiums paid by the Company.

     On September 1, 2000, the Company entered into an employment agreement with John D. Johnson, the President and CEO. The employment agreement provides for a rolling three-year period of employment commencing on September 1, 2000 at an initial base salary of at least $787,500, subject to annual review. Either party, subject to the rights and obligations set forth in the employment agreement, may terminate Mr. Johnson's employment at any time. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson's employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination. The employment agreement includes a provision to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event of the consolidation of the Company's business with the business of any other entity, if Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.


                       REPORT ON EXECUTIVE COMPENSATION
     The Corporate Responsibility Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of Cenex Harvest States Cooperatives chief executive officer and oversees the administration of the executive compensation programs.

EXECUTIVE COMPENSATION POLICIES AND PROGRAMS
     Cenex Harvest States Cooperatives executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member owner returns by achieving aggressive goals. The compensation program links executive compensation directly to the Company's performance. A significant portion of each executive's compensation is dependent upon value-added operations and meeting financial goals and other individual performance objectives.

     Each year, the Committee reviews the executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the programs. The Committee determines what, if any, changes are appropriate to executive compensation programs of Cenex Harvest States Cooperatives. The Committee recommends to the total Board of Directors, salary actions relative to the chief executive officer and determines the amount of annual variable pay and the amount of long-term awards.

     The Company intends to the extent possible, to preserve the deductibility under the Internal Revenue Code of compensation paid to its executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. Accordingly, compensation paid under Cenex Harvest States Cooperatives share option plan and incentive compensation plan is generally deductible.

COMPONENTS OF COMPENSATION
     There are three basic components to the Cenex Harvest States Cooperatives executive compensation plan: base pay; annual variable pay; and long-term variable pay (grants in the share option plan). Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, the Company analyzes information from several independent compensation surveys, which include information regarding a comparable all-industrial market and other companies that compete for executive talent.

     BASE PAY: Base pay is designed to be competitive at the 50th percentile of other large companies for equivalent positions. The executive's actual salary relative to this competitive benchmark varies based on individual performance and the individual's skills, experience and background.

     ANNUAL VARIABLE PAY: Award levels, like the base pay levels, are set with reference to competitive conditions and are intended to motivate the executives by providing substantial incentive payments for the achievement of aggressive goals. The actual amounts paid for 2002 were determined based on two factors: first, profitability and financial performance of the Company and the executive's business unit; and second, the individual executive's performance against other specific management objectives such as revenue growth, value added performance, talent development. Financial objectives are given greater weight than individual performance objectives in determining individual awards. The types and relative importance of specific financial and other business objectives varied among executives depending upon their positions and the particular business unit for which they were responsible.

     LONG-TERM VARIABLE PAY: The main purpose of the long-term variable pay program is to encourage the Cenex Harvest States Cooperatives' executives to increase the value of doing business with the Company by increasing and improving value added business opportunities and therefore the value of member owners doing business with Cenex Harvest States Cooperatives. The long-term variable pay component of the compensation program (through extended vesting) is also designed to create an incentive for the individual to remain with the Company.

     The long-term variable pay program consists of grants of shares in the restricted investment corporations sponsored by Cenex Harvest States Cooperatives. These options vest over a multi-year period. The Company periodically grants new awards to provide continuing incentives for future performance. Like the annual variable pay, award levels are set with regard to competitive considerations and each individual's actual award is based on financial performance of the Company, collectively. No grant was awarded in 2002 due to the fact that no award period had matured during the fiscal year.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER
     In determining the compensation of the chief executive officer, the Committee considers three factors: the absolute and relative performance of the business particularly as it relates to variable pay;

the market for such positions; and Cenex Harvest States Cooperatives compensation strategy in determining the mix of base, annual, and long-term variable pay.

     In general, the Company's strategy is to distribute pay for the chief executive officer among the three basic components so that it effectively reflects the competitive market with major consideration for achievement of individual performance objectives.

     Mr. Johnson's actual base salary for fiscal year 2002 was $820,000. Based on Cenex Harvest States Cooperatives financial performance in terms of profitability and other individual goals related to achieving communications objectives, business partner accountability and other strategic objectives, Mr. Johnson received an annual variable pay award of $811,750 for fiscal year 2002. This incentive payment was consistent with his achievement of performance standards set by the Board of Directors.

     Mr. Johnson received no long-term variable pay award for fiscal year 2002 as no award period had matured during that time.

     THE FOLLOWING SUMMARIZES CERTAIN BENEFITS IN EFFECT AS OF AUGUST 31, 2002 TO THE NAMED EXECUTIVE OFFICERS.

MANAGEMENT COMPENSATION INCENTIVE PROGRAM
     Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the "Incentive Program") for the year ending August 31, 2002. The Incentive Program is based on Company, group or division performance and individual performance. These amounts will be paid after August 31, 2002. The target incentive is 50% of base compensation except for the President and Chief Executive Officer, where target incentive is 67% of base compensation.

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

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                          MATURATION
NAME AND PRINCIPAL POSITION                     AWARD      OF AWARD     THRESHOLD       TARGET        MAXIMUM
--------------------------------------------   -------   -----------   -----------   -----------   ------------
John. D. Johnson                                 -0-      2001-2003      $82,000      $549,400      $ 820,000
 President and Chief Executive Officer

Patrick Kluempke                                 -0-      2001-2003       16,875       111,806        166,875
 Executive Vice President -- Corporate
 Planning

Tom Larson                                       -0-      2001-2003       17,220       115,374        172,200
 Executive Vice President -- Public Affairs

Mark Palmquist                                   -0-      2001-2003       34,200       229,140        342,000
 Executive Vice President and Chief
 Operating Officer -- Grain and Foods

John Schmitz                                     -0-      2001-2003       24,450       163,815        244,500
 Executive Vice President and Chief
 Financial Officer

Leon E. Westbrock                                -0-      2001-2003       34,200       229,140        342,000
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

     Effective January 1, 2002, Pay Credits are earned according to the following schedule:

                                  PAY BELOW SOCIAL SECURITY     PAY ABOVE SOCIAL SECURITY
YEARS OF BENEFIT SERVICE              TAXABLE WAGE BASE             TAXABLE WAGE BASE
------------------------------   ---------------------------   --------------------------
   1 to 3 years ..............               3%                             6%
   4 to 7 years ..............               4%                             8%
   8 to 11 years .............               5%                            10%
   12 to 15 years ............               6%                            12%
   16 years and more .........               7%                            14%

     The Company credits an employee's account at the end of the year with an Investment Credit based on the balance at the beginning of the year. The Investment Credit is based on the average return for one-year U.S. Treasury Bills for the preceding 12-month period. The maximum Investment Credit will not exceed 12% for any year.

     As of December 31, 2001, the dollar value of the account and years of service for each of the Named Executive Officers was:

                                   DOLLAR VALUE     YEARS OF SERVICE
                                  --------------   -----------------
   John D. Johnson ............      $884,775              26
   Patrick Kluempke ...........       433,378              19
   Tom Larson .................       361,813              25
   Mark Palmquist .............       474,183              22
   John Schmitz ...............       414,876              27
   Leon E. Westbrock ..........       942,075              21

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

     The following is a share option grants table showing each Named Executive Officer option activity for the fiscal year ended August 31, 2002. The dollars in the "Realizable Value" columns of the table are computed as of the expiration date. All grants are salary exchanges, and not additional income to the employee.

                                            % OF           $
                         NUMBER OF         TOTAL       EXERCISE     EXPIRATION     REALIZABLE     REALIZABLE     REALIZABLE
NAME                     SECURITIES       OPTIONS        PRICE         DATE         VALUE 5%       VALUE 10%      VALUE 0%
-------------------   ---------------   -----------   ----------   ------------   ------------   ------------   -----------
John. D. Johnson          5,555.5556        12.20%     $  9.00       9/30/2021     $  139,298     $  370,013     $  37,500
John. D. Johnson        107,328.2050        28.77%        9.75      12/31/2021      2,776,543      7,039,992       784,837
John. D. Johnson          7,723.9960        14.31%        9.70       3/31/2022        198,997        504,562        56,192
John. D. Johnson          8,522.720         19.59%        8.80       6/30/2022        198,997        504,562        56,250
Patrick Kluempke         22,430.1960         6.01%        9.67      12/31/2021        575,501      1,459,195       162,675
Mark Palmquist              860.2151         1.89%        9.30       9/30/2021         21,227         51,373         6,000
Mark Palmquist           32,308.6290         8.66%        9.85      12/31/2021        844,386      2,140,960       238,680
Mark Palmquist              816.3270         1.51%        9.79       3/31/2022         21,227         51,373         5,994
Mark Palmquist              876.2320         2.01%        9.13       6/30/2022         21,227         51,373         6,000
Leon E. Westbrock        45,832.4720        12.28%        9.67      12/31/2021      1,175,941      2,981,628       332,400

     The following is a share option grants table showing each Named Executive Officer, along with the number and value of shares exercised for the fiscal year ended August 31, 2002, and the number of underlying unexercised options and the value of unexercised in-the-money options, as of the most recent statement period ended June 30, 2002.

                                                             NUMBER OF         NUMBER OF         VALUE OF         VALUE OF
                                                            SECURITIES         SECURITIES       UNEXERCISED      UNEXERCISED
                                             VALUE OF       UNDERLYING         UNDERLYING      IN-THE-MONEY     IN-THE-MONEY
                           NUMBER OF          SHARES          OPTIONS           OPTIONS           OPTIONS          OPTIONS
NAME                   SHARES EXERCISED     EXERCISED       EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
-------------------   ------------------   -----------   ----------------   ---------------   --------------   --------------
John. D. Johnson                                             312,229.323        8,522.727       $1,969,996         $56,250
Patrick Kluempke                                             103,183.870                           640,424
Thomas Larson                                                 56,364.534                           357,119
Mark Palmquist        31,036.000           $221,287           33,110.324          876.232          220,737           6,000
John Schmitz                                                  34,297.224                           234,644
Leon E. Westbrock                                            479,558.960                         3,091,117

401(k) PLAN
     Each Named Executive Officer is eligible to participate in the Cenex Harvest States Savings Plan (the 401(k) Plan). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 2002, participants may contribute between 1% and 50% (not to exceed 6% in the case of "highly compensated" employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a "highly compensated" employee. The Company matches 50% of the first 6% of pay contributed each year. The Company's Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in any Company matching contribution made on the participant's behalf.

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

     As of December 31, 2001, the dollar value of the account of each of the Named Executive Officers was approximately:

                 John D. Johnson .................    $1,601,593
                 Patrick Kluempke ................        65,334
                 Tom Larson ......................       246,945
                 Mark Palmquist ..................       158,241
                 John Schmitz ....................       128,210
                 Leon E. Westbrock ...............       790,757

DIRECTORS' COMPENSATION
     The Board of Directors met monthly during the year ended August 31, 2002. Through August 31, 2002, the Company provided each director with compensation of $42,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $12,000, paid in twelve monthly payments. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. Each director has a retirement benefit of $125 per month per year of service, with a maximum benefit of $1,875 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60 or retirement, whichever is later. This retirement benefit may be converted to a lump sum. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy. The retirement benefit was raised to $175 per month effective for retirements after December 31, 2002.

COMMITTEES OF THE BOARD OF DIRECTORS
     The Board of Directors appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the President and Chief Executive Officer using industry and compensation studies. The Board of Directors has a standing committee to review the results and scope of the annual audit and other services provided by the Company's independent auditors, and another standing committee to review equity redemption policy and its application to situations believed by the equity holder or patron's equity department to be unusual.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Beneficial ownership of equity securities as of August 31, 2002, is shown below:

                                                                                AMOUNT AND
                                                                                NATURE OF
                                                                                BENEFICIAL
TITLE OF CLASS                     NAME OF BENEFICIAL OWNER(1)                   OWNERSHIP       % OF CLASS
--------------       -------------------------------------------------------   --------------    ----------
8% Preferred Stock   Directors:
                       Steven Burnet .......................................               --
                       Bruce Anderson ......................................               --
                       Robert Bass .........................................     3,000 shares        *
                       Dennis Carlson ......................................     1,500 shares        *
                       Curt Eischens .......................................     3,000 shares        *
                       Robert Elliott ......................................     6,000 shares        *
                       Robert Grabarski ....................................    12,000 shares        *
                       Jerry Hasnedl .......................................     1,000 shares        *
                       Glen Keppy ..........................................     5,000 shares        *
                       Jim Kile ............................................     3,000 shares        *
                       Randy Knecht ........................................     1,000 shares        *
                       Leonard Larsen ......................................     2,000 shares        *
                       Richard Owen ........................................     6,000 shares        *
                       Duane Stenzel .......................................    10,000 shares        *
                       Michael Toelle ......................................     5,500 shares        *
                       Merlin Van Walleghen ................................    30,000 shares        *
                       Elroy Webster .......................................    10,000 shares        *

                     Executive Officers:
                       John D. Johnson .....................................    60,000 shares        *
                       Patrick Kluempke ....................................     6,000 shares        *
                       Tom Larson ..........................................     1,000 shares        *
                       Mark Palmquist ......................................    10,000 shares        *
                       John Schmitz ........................................    25,000 shares        *
                       Leon E. Westbrock ...................................    10,000 shares        *
                                                                               --------------      ---
                       Directors and executive officers as a group .........   211,000 shares      2.3%

------------------
(1) Includes shares held by spouse and children.

 *  Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Because directors must be active patrons of the Company or an Affiliated Association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company, as well as patronage refunds and equity redemptions received from the Company. During the period indicated, the value of those transactions between a particular director (and members of such directors' immediate family, which includes such director's spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company that exceeded $60,000 are shown below.

                                                                YEAR ENDED
   NAME                                                       AUGUST 31, 2002
   ----                                                       ---------------
   Bruce Anderson .........................................      $ 66,777
   Jerry Hasnedl ..........................................       442,288
   Leonard Larsen .........................................       140,893
   Merlin Van Walleghen ...................................       106,643

                                   PART IV.

ITEM 14. CONTROLS AND PROCEDURES
     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS
     The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K.

                                                                                                          PAGE NO.
                                                                                                         ---------
       CENEX HARVEST STATES COOPERATIVES
       Consolidated Balance Sheets as of August 31, 2002 and 2001 ....................................      F-1
       Consolidated Statements of Operations for the years ended August 31, 2002, 2001 and 2000 ......      F-2
       Consolidated Statements of Equities and Comprehensive Income for the years ended
         August 31, 2002, 2001 and 2000 ..............................................................      F-4
       Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000 ......      F-6
       Notes to Consolidated Financial Statements ....................................................      F-7
       Report of Independent Accountants .............................................................      F-26

       VENTURA FOODS, LLC, A NON-CONSOLIDATED 50% OWNED EQUITY INVESTMENT
       Independent Auditors' Report ..................................................................      F-27
       Consolidated Balance Sheets as of March 31, 2002 and 2001 .....................................      F-28
       Consolidated Statements of Income for the years ended March 31, 2002, December 31, 2000
         and 1999 and the three months ended March 31, 2001 ..........................................      F-29
       Consolidated Statements of Members' Capital for the years ended March 31, 2002,
         December 31, 2000 and 1999 and the three months ended March 31, 2001 ........................      F-30
       Consolidated Statements of Cash Flows for the years ended March 31, 2002, December 31,
         2000 and 1999 and the three months ended March 31, 2001 .....................................      F-31
       Notes to Consolidated Financial Statements for the years ended March 31, 2002, December 31,
         2000 and 1999 and the three months ended March 31, 2001 .....................................      F-32

------------------
*Audited financial statements for Ventura Foods, LLC, as of and for the year ended March 31, 2003 will be filed by an amendment to this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES
     Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS

  3.1        Amended and Restated Articles of Incorporation of the Company. (1)
  3.2        Amended and Restated By-Laws of the Company. (15)
  4.1        Cenex Harvest States Cooperatives Certificate of Designations for the 8% Preferred
             Stock. (12)
 10.1        Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated
             November 22, 1960. (2)
 10.2        Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24,
             1996. (2)

10.3        Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States
            Cooperatives dated August 30, 1996. (*) (2)
10.4        TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and
            Cenex Harvest States Cooperatives dated as of August 26, 2002. (15)
10.5        Cenex Harvest States Cooperatives Supplemental Savings Plan. (9)
10.6        Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan. (9)
10.7        Cenex Harvest States Cooperatives Senior Management Compensation Plan. (9)
10.8        Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (9)
10.9        Cenex Harvest States Cooperatives Share Option Plan. (9)
10.9A       Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (12)
10.10       $225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchases of the Notes. (3)
10.11       $400 Million 364-day and $200 Million 5-Year Revolving Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank
            for Cooperatives, et al., including Exhibit 2.4 (form of 364-Day Facility Note) and Exhibit
            3.4 (form of 5-Year Note). (3)
10.11A      First Amendment to Credit Agreement (Revolving Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, NationsBank, N.A. and St. Paul
            Bank for Cooperatives. (5)
10.11B      Second Amendment to Credit Agreement (Revolving Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, Bank of America, SunTrust
            Bank and the Syndication Parties. (8)
10.11C      Third Amendment to Credit Agreement (Revolving Loan) dated May 23, 2001 among
            Cenex Harvest States Cooperatives, CoBank, ACB, Cooperatieve Centrale Raiffeisen-
            Boerenleenbank, B.A., SunTrust Bank, BNP Paribas and the Syndication Parties. (11)
10.11D      Fourth Amendment to Credit Agreement (Revolving Loan) dated May 22, 2002 among
            Cenex Harvest States Cooperatives, CoBank, ACB, Cooperatieve Centrale Raiffeisen-
            Boerenleenbank, B.A., SunTrust Bank, Deere Credit, Inc., Credit Lyonnais Chicago Branch
            and the Syndication Parties. (14)
10.12       $200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest
            States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit
            2.4 (form of $200 Million Promissory Note). (3)
10.12A      First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among
            Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (5)
10.12B      Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among
            Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the
            Syndication Parties. (8)
10.12C      Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex
            Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties. (11)
10.12D      Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex
            Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (14)
10.13       Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between
            United Grain Corporation and Cenex Harvest States Cooperatives. (4)

10.14        $50 Million 364-Day Revolving Loan Credit Agreement dated as of December 21, 1999 among National Cooperative Refinery Association, CoBank, ACB, Mercantile Bank and
             Bank of America, N.A. (6)
10.14A       First Amendment to Credit Agreement (364-Day Revolving Loan) dated December 19,
             2000 by and among National Cooperative Refinery Association, CoBank, ACB and Firstar
             Bank, N.A. (13)
10.15        Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland
             Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and
             Land O' Lakes, Inc. (7)
10.16        Employment Agreement dated September 1, 2000 by and between John D. Johnson and
             Cenex Harvest States Cooperatives. (9)
10.17        Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex
             Harvest States Cooperatives and The Prudential Insurance Company of America. (10)
10.17A       Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2,
             2001. (10)
10.18        Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (15)
21.1         Subsidiaries of the Registrant. (15)
23.1         Consent of Independent Accountants. (15)
23.2         Independent Auditors' Consent. (15)
24.1         Power of Attorney. (15)
99.1         Cautionary Statement. (15)
99.2         Statement under oath of John D. Johnson, principal executive officer regarding the facts and circumstances relating to Exchange Act filings required by Order 4-460. (15)
99.3         Statement under oath of John Schmitz, principal financial officer regarding the facts and circumstances relating to Exchange Act filings required by Order 4-460. (15)
99.4         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002. (15)
99.5         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002. (15)

------------------
 (*) Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

 (1) Incorporated by reference to the Company's Form 8-K filed June 10, 1998.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-17865), effective February 14, 1997.

 (3) Incorporated by reference to the Company's Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

 (4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

 (5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

 (6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1999, filed January 12, 2000.

 (7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

 (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

 (9) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(12) Incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 333-65364), effective October 31, 2001.

(13) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 2001, filed November 19, 2001.

(14) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(15) Filed herewith.

(b) REPORTS ON FORM 8-K
     No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended August 31, 2002.

(c) EXHIBITS
     The exhibits shown in Item 15(a)(3) above are being filed herewith.

(d) SCHEDULES
     None.

SUPPLEMENTAL INFORMATION
     As a cooperative, the Company does not utilize proxy statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2002.
                         CENEX HARVEST STATES COOPERATIVES

                         By: /s/ JOHN D. JOHNSON
                             -----------------------------
                                 John D. Johnson
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2002:

                           SIGNATURE                                                      TITLE
---------------------------------------------------------------   -----------------------------------------------------
           /s/ JOHN D. JOHNSON                                    President and Chief Executive Officer
 -------------------------------------                              (principal executive officer)
                John D. Johnson

           /s/ JOHN SCHMITZ                                       Executive Vice President and Chief Financial Officer
 -------------------------------------                              (principal financial officer)
               John Schmitz

          /s/ JODELL HELLER                                       Vice President and Controller
 -------------------------------------                              (principal accounting officer)
               Jodell Heller

Steven Burnet*                                                    Chairman of the Board of Directors

Bruce Anderson*                                                   Director
Robert Bass*                                                      Director
Dennis Carlson*                                                   Director
Curt Eischens*                                                    Director
Robert Elliott*                                                   Director
Robert Grabarski*                                                 Director
Jerry Hasnedl*                                                    Director
Glen Keppy*                                                       Director
James Kile*                                                       Director
Randy Knecht*                                                     Director
Leonard Larsen*                                                   Director
Richard Owen*                                                     Director
Duane Stenzel*                                                    Director
Michael Toelle*                                                   Director
Merlin Van Walleghen*                                             Director
Elroy Webster*                                                    Director

* By: /s/ JOHN D. JOHNSON
      -------------------
        John D. Johnson
        ATTORNEY-IN-FACT

                           SECTION 302 CERTIFICATION

I, John D. Johnson, certify that:

   1. I have reviewed this annual report on Form 10-K of Cenex Harvest States Cooperatives;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                        /s/ John D. Johnson
                                        -------------------
                                        John D. Johnson
                                        President and Chief Executive Officer

                           SECTION 302 CERTIFICATION

I, John Schmitz, certify that:

   1. I have reviewed this annual report on Form 10-K of Cenex Harvest States Cooperatives;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                        /s/ John Schmitz
                                        ----------------
                                        John Schmitz
                                        Executive Vice President and
                                        Chief Financial Officer

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           AUGUST 31, 2002 AND 2001

                                                                     2002            2001
                                                                -------------   -------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..................................    $  108,192      $  113,458
 Receivables ................................................       741,578         686,140
 Inventories ................................................       759,663         510,443
 Other current assets .......................................       140,944          60,995
                                                                 ----------      ----------
   Total current assets .....................................     1,750,377       1,371,036
Investments .................................................       496,607         467,953
Property, plant and equipment ...............................     1,057,421       1,023,872
Other assets ................................................       177,322         194,458
                                                                 ----------      ----------
   TOTAL ASSETS .............................................    $3,481,727      $3,057,319
                                                                 ==========      ==========
LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................    $  332,514      $   97,195
 Current portion of long-term debt ..........................        89,032          17,754
 Customer credit balances ...................................        26,461          38,486
 Customer advance payments ..................................       169,123         109,135
 Checks and drafts outstanding ..............................        84,251          87,808
 Accounts payable ...........................................       517,667         495,198
 Accrued expenses ...........................................       225,704         148,026
 Patronage dividends and equity retirements payable .........        56,510          72,154
                                                                 ----------      ----------
   Total current liabilities ................................     1,501,262       1,065,756
Long-term debt ..............................................       483,092         542,243
Other liabilities ...........................................       118,280          99,906
Minority interests in subsidiaries ..........................        89,455          88,261
Commitments and contingencies
Equities ....................................................     1,289,638       1,261,153
                                                                 ----------      ----------
   TOTAL LIABILITIES AND EQUITIES ...........................    $3,481,727      $3,057,319
                                                                 ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED AUGUST 31,

                                                       2002            2001            2000
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales ....................................    $7,731,867      $7,753,012      $8,497,850
 Patronage dividends ..........................         3,885           5,977           5,494
 Other revenues ...............................       109,459         116,254          97,471
                                                   ----------      ----------      ----------
                                                    7,845,211       7,875,243       8,600,815
Cost of goods sold ............................     7,513,369       7,470,203       8,300,494
Marketing, general and administrative .........       187,292         184,046         155,266
                                                   ----------      ----------      ----------
Operating earnings ............................       144,550         220,994         145,055
Interest ......................................        42,455          61,436          57,566
Equity income from investments ................       (58,133)        (28,494)        (28,325)
Minority interests ............................        15,390          35,098          24,546
                                                   ----------      ----------      ----------
INCOME BEFORE INCOME TAXES ....................       144,838         152,954          91,268
INCOME TAXES ..................................        18,700         (25,600)          3,880
                                                   ----------      ----------      ----------
NET INCOME ....................................    $  126,138      $  178,554      $   87,388
                                                   ==========      ==========      ==========
DISTRIBUTION OF NET INCOME:
 Patronage refunds ............................    $   92,900      $  128,900      $   87,400
 Unallocated capital reserve ..................        33,238          49,654             (12)
                                                   ----------      ----------      ----------
   Net income .................................    $  126,138      $  178,554      $   87,388
                                                   ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                (This page has been left blank intentionally.)

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                                                    CAPITAL       NONPATRONAGE                     WHEAT
                                                                    EQUITY           EQUITY        PREFERRED      MILLING
                                                                 CERTIFICATES     CERTIFICATES       STOCK         EPUS
                                                                --------------   --------------   -----------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
BALANCES, SEPTEMBER 1, 1999 .................................     $  912,294        $28,785                      $  9,258
 Patronage and equity retirement determination ..............         25,750
 Patronage distribution .....................................         41,182
 Equities retired ...........................................        (28,615)           (82)
 Equities issued ............................................          7,921
 Other, net .................................................           (178)          (194)                          (12)
 Comprehensive income:
  Net income ................................................
  Other comprehensive loss ..................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (17,474)
                 --- ----                                         ----------        -------                      --------
BALANCES, AUGUST 31, 2000 ...................................        940,880         28,509                         9,246
 Patronage and equity retirement determination ..............         17,474
 Patronage distribution .....................................         60,304
 Equities retired ...........................................        (18,662)           (74)
 Equities issued ............................................          5,481
 Equity Participation Units issued ..........................
 Equity Participation Units redeemed ........................                                                      (9,066)
 Other, net .................................................           (120)          (277)                         (180)
 Comprehensive income:
  Net income ................................................
  Other comprehensive income ................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (33,484)
                 --- ----                                         ----------        -------                      --------
BALANCES, AUGUST 31, 2001 ...................................        971,873         28,158                            --
 Patronage and equity retirement determination ..............         33,484
 Patronage distribution .....................................         92,484
 Equities retired ...........................................        (31,099)           (46)
 Equities issued ............................................          2,600
 Preferred stock issued, net ................................                                        $9,325
 Preferred stock dividends ..................................
 Other, net .................................................           (106)          (339)
 Comprehensive income:
  Net income ................................................
  Other comprehensive loss ..................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (28,640)
                 --- ----                                         ----------        -------          ------      --------
BALANCES, AUGUST 31, 2002 ...................................     $1,040,596        $27,773          $9,325      $     --
                                                                  ==========        =======          ======      ========

The accompanying notes are an integral part of the consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

 OILSEED PROCESSING                     UNALLOCATED     ACCUMULATED OTHER     ALLOCATED
     & REFINING          PATRONAGE        CAPITAL         COMPREHENSIVE        CAPITAL        TOTAL
        EPUS              REFUNDS         RESERVE         INCOME (LOSS)        RESERVE       EQUITIES
--------------------   -------------   -------------   -------------------   ----------   -------------
                                        (DOLLARS IN THOUSANDS)
      $   4,188         $   40,250       $115,883           $  (1,170)         $8,148      $1,117,636
                            17,250                                                             43,000
                           (57,500)        (1,588)                                            (17,906)
                                                                                              (28,697)
                                                                                                7,921
             (6)                              453                                 (28)             35

                            87,400            (12)                                             87,388
                                                               (1,257)                         (1,257)
                                                                                           ----------
                                                                                               86,131
                                                                                           ----------
                           (26,220)                                                           (43,694)
      ---------         ----------       --------           ---------          ------      ----------
          4,182             61,180        114,736              (2,427)          8,120       1,164,426
                            26,220                                                             43,694
                           (87,400)           967                                             (26,129)
                                                                                              (18,736)
                                                                                                5,481
          1,045                            (1,045)                                                 --
         (5,227)                                                                              (14,293)
                                              445                                 (70)           (202)

                           128,900         49,654                                             178,554
                                                                  512                             512
                                                                                           ----------
                                                                                              179,066
                                                                                           ----------
                           (38,670)                                                           (72,154)
      ---------         ----------       --------           ---------          ------      ----------
             --             90,230        164,757              (1,915)          8,050       1,261,153
                            38,670                                                             72,154
                          (128,900)        (3,666)                                            (40,082)
                                                                                              (31,145)
                                                                                                2,600
                                           (3,428)                                              5,897
                                             (240)                                               (240)
                                              100                                                (345)

                            92,900         33,238                                             126,138
                                                              (49,982)                        (49,982)
                                                                                           ----------
                                                                                               76,156
                                                                                           ----------
                           (27,870)                                                           (56,510)
      ---------         ----------       --------           ---------          ------      ----------
      $      --         $   65,030       $190,761           $ (51,897)         $8,050      $1,289,638
      =========         ==========       ========           =========          ======      ==========

The accompanying notes are an integral part of the consolidated financial statements.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED AUGUST 31,

                                                                             2002            2001           2000
                                                                        -------------   -------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $  126,138      $  178,554      $   87,388
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization .....................................       103,986         109,180          92,699
  Noncash net income from equity investments ........................       (58,133)        (28,494)        (28,325)
  Minority interests ................................................        15,390          35,098          24,546
  Noncash portion of patronage dividends received ...................        (2,327)         (3,896)         (6,825)
  (Gain) loss on sale of property, plant and equipment ..............        (6,418)        (13,941)          1,167
  Deferred tax expense (benefit) ....................................         4,400         (46,625)           (467)
  Other, net ........................................................         5,467            (801)         (3,130)
  Changes in operating assets and liabilities:
   Receivables ......................................................       (32,881)        147,641        (229,067)
   Inventories ......................................................      (259,209)         37,543           1,717
   Other current assets and other assets ............................       (88,941)        (24,129)         (7,041)
   Customer credit balances .........................................       (12,025)          1,707          (8,191)
   Customer advance payments ........................................        59,988         (22,800)          4,180
   Accounts payable and accrued expenses ............................        93,802        (129,258)        202,980
   Other liabilities ................................................         9,079          13,050          (3,244)
                                                                         ----------      ----------      ----------
    Net cash (used in) provided by operating activities .............       (41,684)        252,829         128,387
                                                                         ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .......................      (140,169)        (97,610)       (153,796)
 Proceeds from disposition of property, plant and equipment .........        20,205          35,263           7,655
 Investments ........................................................        (6,211)        (14,247)        (35,297)
 Equity investments redeemed ........................................        37,689          30,104          41,250
 Investments redeemed ...............................................         6,310           1,672           2,638
 Changes in notes receivable ........................................       (22,031)            533             600
 Acquisitions of intangibles ........................................       (29,501)         (7,328)        (26,513)
 Distribution to minority owners ....................................        (7,413)        (19,256)        (21,089)
 Other investing activities, net ....................................          (685)          1,775            (339)
                                                                         ----------      ----------      ----------
    Net cash used in investing activities ...........................      (141,806)        (69,094)       (184,891)
                                                                         ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...........................................       235,319        (120,731)         20,940
 Long-term debt borrowings ..........................................        30,000         116,861          49,914
 Principal payments on long-term debt ...............................       (17,968)        (67,364)        (22,502)
 Changes in checks and drafts outstanding ...........................        (3,557)          3,722          35,481
 Proceeds from sale of preferred stock, net of expenses .............         5,897
 Preferred stock dividends paid .....................................          (240)
 Retirements of equity ..............................................       (31,145)        (18,736)        (28,697)
 Equity Participation Units redeemed ................................                       (14,293)
 Cash patronage dividends paid ......................................       (40,082)        (26,129)        (17,906)
                                                                         ----------      ----------      ----------
    Net cash provided by (used in) financing activities .............       178,224        (126,670)         37,230
                                                                         ----------      ----------      ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ...................................................        (5,266)         57,065         (19,274)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..........................................................       113,458          56,393          75,667
                                                                         ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................    $  108,192      $  113,458      $   56,393
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Cenex Harvest States Cooperatives (CHS Cooperatives or the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, wheat milling, oilseed processing and refining and foods, the Company provides its patrons with energy and agronomy products as well as other farm supplies. Sales are both domestic and international.

     Effective September 1, 2000, the Company's Board of Directors approved a resolution providing for the computation of patronage distributions based on earnings for financial statement purposes rather than federal income tax basis earnings. On December 1, 2000, this resolution was ratified by the Company's members, the by-laws were amended and beginning with fiscal year 2001 patronage distributions have been calculated based on financial statement earnings. The by-laws further provide that an amount of up to 10% of the distributable annual net savings from patronage sources be added to the unallocated capital reserve as determined by the Board of Directors.

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

     During 2000, the Company entered into a series of transactions, the result of which was the exchange of its agronomy operations, consisting primarily of its interests in and ownership of the Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and related entities for a 25% equity ownership interest in Agriliance, LLC (Agriliance). Agriliance is a distributor of crop nutrients, crop protection products and other agronomy inputs and services formerly owned by the Company, Land O'Lakes, Inc. (Land O'Lakes) and Farmland. The company accounts for the Agriliance investment under the equity method.

     During 2002 and 2001, the Company had various other acquisitions, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets and goodwill.

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

     Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company's use of the derivative instruments described above reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. Changes in market value of the derivative instruments described above are recognized in the consolidated statements of operations in the period such changes occur. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. At August 31, 2002, the Company's derivative assets and liabilities were $53.8 million and $67.9 million, respectively.

     COMMODITY PRICE RISK. The Company utilizes futures and options contracts offered through regulated commodity exchanges to reduce risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sale contracts. So as to reduce that risk, the Company generally takes opposite and offsetting positions using future contracts or options. Certain commodities cannot be hedged with futures or options contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts, to the extent practical, so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts. These futures and options contracts and forward purchase and sales contracts used to hedge against price level change risks are effective economic hedges of specified risks, but they are not designated as and accounted for as hedging instruments for accounting purposes.

     Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed price contracts are recognized in cost of goods sold for financial reporting. Inventories and fixed price contracts are marked to market so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed price contracts during the same accounting period.

     Through August 31, 2000, unrealized gains and losses on futures contracts and options used to hedge energy inventories and fixed price contracts were deferred until such future contracts and options were closed. Effective September 1, 2000, those gains and losses are recognized as a component of net income for financial reporting. The inventories hedged with these derivatives are valued at lower of cost or market, and effective September 1, 2000, the fixed price contracts are marked to market. Some derivatives related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

     A 10% adverse change in market prices would not materially affect the Company's results of operations, financial position or liquidity, since the Company's operations have effective economic hedging requirements as a general business practice.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTEREST RATE RISK. The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2002 was approximately 6.4%; a 10% adverse change in market rates would not materially affect the Company's results of operations, financial position or liquidity.

     In August 2002, the Company entered into interest rate swap instruments related to private placement debt issued on October 18, 2002. These derivative instruments are designated and effective as cash flow hedges for accounting purposes, and the changes in the fair values of these instruments are recorded as a component of other comprehensive income. The Company expects to record operating losses through interest expense of $0.8 million during the year ended August 31, 2003 related to these derivative instruments.

     FOREIGN CURRENCY RISK. The Company conducts essentially all of its business in U.S. dollars and had minimal risk regarding foreign currency fluctuations on August 31, 2002. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, related to the accounting for derivative transactions and hedging activities, effective September 1, 2000. The effect of the adoption did not have a material effect on the Company's earnings or financial position.

     INVESTMENTS -- Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at market value, with unrealized amounts included as a component of accumulated other comprehensive income (loss).

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (primarily 15 to 40 years for land improvements and buildings and 3 to 20 years for machinery, equipment, office and other). The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs and minor renewals are expensed, while costs of major renewals and betterments are capitalized.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Effective September 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets." This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. At August 31, 2001, goodwill (net of accumulated amortization) prior to the adoption of SFAS No. 142, was $29.2 million and was included as a component of other assets. The effect of adopting the new standard will reduce goodwill amortization expense by approximately $2.0 million annually. The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill and other intangible assets were required as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred. In addition, the classification of the intangible assets was reviewed, along with the remaining useful lives of intangibles being amortized, and no changes were required.

     The Company's net income, net of taxes, of retroactive application of the discontinuance of the amortization of goodwill as if SFAS No. 142 had been in effect during the years ended August 31, 2001 and 2000 would have been $181.1 million and $88.5 million, respectively. For the years ended August 31, 2001 and 2000, discontinued amortization expense of goodwill included in other assets would have been $1.9 million and $0.8 million, respectively, and included in equity investments would have been $0.7 million and $0.3 million, respectively.

     REVENUE RECOGNITION -- Grain and oilseed sales are recorded at time of settlement. All other sales are recognized upon shipment and transfer of title to customers. Amounts billed to a customer in a sale transaction related to shipping and handling are included in sales. Country Operations segment services revenue and rebates are included in other revenues.

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

     INCOME TAXES -- The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     In October 2001, members of NCRA ratified a resolution to compute patronage distributions based on earnings for financial statement purposes rather than amounts reportable for federal income tax purposes, and beginning with the year ended August 31, 2002, NCRA's patronage distributions have been calculated based on financial statement earnings.

     COMPREHENSIVE INCOME -- The Company accounts for comprehensive income (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investments by owners and distribution to owners) in accordance with Financial Accounting Standards Board (FASB) SFAS No. 130, "Reporting Comprehensive Income." At August 31, 2002, comprehensive income for the Company primarily includes net income and the effects of minimum pension liability adjustments. Total comprehensive income is reflected in the consolidated statements of equities and comprehensive income.

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

     RECENT ACCOUNTING PRONOUNCEMENTS -- The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement does not have a material affect on the Company.

     The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement does not have a material affect on the Company.

     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The costs addressed in SFAS No. 146 include, but are not limited to, termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     RECLASSIFICATIONS -- Certain amounts in the 2001 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

 2.  RECEIVABLES

     Receivables as of August 31, 2002 and 2001 are as follows:

                                                         2002          2001
                                                     -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
   Trade .........................................    $717,888      $682,593
   Other .........................................      49,846        28,864
                                                      --------      --------
                                                       767,734       711,457
   Less allowances for doubtful accounts .........      26,156        25,317
                                                      --------      --------
                                                      $741,578      $686,140
                                                      ========      ========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 2.  RECEIVABLES (CONTINUED)


     All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2002, 2001 and 2000 are as follows:

                                2002        2001        2000
                             ---------   ---------   ---------
                                   (DOLLARS IN MILLIONS)
   Africa ................    $  135      $  138      $  191
   Asia ..................       407         403         552
   Europe ................       282         255         304
   North America .........       298         317         324
   South America .........       100         101         119
                              ------      ------      ------
                              $1,222      $1,214      $1,490
                              ======      ======      ======

 3.  INVENTORIES

     Inventories as of August 31, 2002 and 2001 are as follows:

                                               2002          2001
                                           -----------   -----------
                                            (DOLLARS IN THOUSANDS)
   Grain and oilseed ...................    $393,095      $237,498
   Energy ..............................     229,981       163,710
   Feed and farm supplies ..............      91,138        76,570
   Processed grain and oilseed .........      36,264        28,648
   Other ...............................       9,185         4,017
                                            --------      --------
                                            $759,663      $510,443
                                            ========      ========

     As of August 31, 2002, the Company valued approximately 26% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (28% as of August 31, 2001). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $40.5 million and $34.0 million at August 31, 2002 and 2001, respectively.

 4.  INVESTMENTS

     Investments as of August 31, 2002 and 2001 are as follows:

                                                           2002          2001
                                                         --------      --------
                                                          (DOLLARS IN THOUSANDS)
   Cooperatives:
    CF Industries, Inc. .............................    $152,996      $152,996
    National Bank for Cooperatives (CoBank) .........      30,069        33,080
    Ag Processing, Inc. .............................      25,797        24,967
    Land O'Lakes, Inc. ..............................      26,232        24,604
   Joint ventures:
    Ventura Foods, LLC ..............................     108,981       101,089
    United Country Brands, LLC ......................      86,175        74,457
    Tacoma Export Marketing Company .................       8,414        11,638
   Other ............................................      57,943        45,122
                                                         --------      --------
                                                         $496,607      $467,953
                                                         ========      ========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 4.  INVESTMENTS (CONTINUED)

     In March 2000, the Company purchased an additional 10% interest in Ventura Foods, LLC, its consumer products and packaging joint venture, for $25.6 million, of which $13.8 million was goodwill. The Company has a 50% interest in this joint venture. The following provides summarized information for Ventura Foods, LLC, balance sheets as of August 31, 2002 and 2001 and statements of operations for the twelve months ended August 31, 2002, 2001 and 2000:

                                           2002          2001
                                       -----------   -----------
                                        (DOLLARS IN THOUSANDS)
   Current assets ..................    $171,084      $159,062
   Non-current assets ..............     231,045       221,000
   Current liabilities .............     133,230       114,883
   Non-current liabilities .........      90,819       104,144


                                 2002           2001          2000
                            -------------   -----------   -----------
                                     (DOLLARS IN THOUSANDS)
   Net sales ............    $1,013,475      $925,962      $896,941
   Gross profit .........       181,217       161,405       143,394
   Net income ...........        75,368        71,148        55,115

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

     In March 2000, the Company sold 1.455% of its economic interest in Agriliance to Land O'Lakes, resulting in a gain of $7.4 million. On July 31, 2000, the Company exchanged its ownership interest in the Cenex/Land O'Lakes Agronomy Company and in Agro Distribution, LLC, with a total investment of $64.7 million, for a 25% equity interest in Agriliance. Agriliance ownership also includes Farmland (25%) and Land O'Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. Equity in the joint venture was recorded at historical carrying value of its ownership in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange. In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Also in July 2000, Agriliance purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payable.

     The following provide summarized information for Agriliance balance sheets as of August 31, 2002 and 2001 and statements of operations for the years ended August 31, 2002 and 2001:

                                           2002          2001
                                       -----------   -----------
                                        (DOLLARS IN THOUSANDS)
   Current assets ..................    $922,958      $956,496
   Non-current assets ..............     134,247       158,107
   Current liabilities .............     700,903       802,341
   Non-current liabilities .........     107,960       110,964

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 4.  INVESTMENTS (CONTINUED)

                                             2002            2001
                                        -------------   -------------
                                           (DOLLARS IN THOUSANDS)
   Net sales ........................    $3,625,849      $4,072,248
   Earnings from operations .........        57,604          50,423
   Net income .......................        47,044          25,053

     The Company's contribution of its equity interest in Agriliance occurred on July 31, 2000, and as such, net sales, gross profits and net income for the one month ended August 31, 2000 have been excluded from the above summarized information of statements of operations, as they were not material.

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

5.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment as of August 31, 2002 and 2001 is as follows:

                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
   Land and land improvements .............................   $   63,045     $   55,092
   Buildings ..............................................      371,107        348,081
   Machinery and equipment ................................    1,470,475      1,434,598
   Office and other .......................................       62,144         56,740
   Construction in progress ...............................       71,540         38,723
                                                              ----------     ----------
                                                               2,038,311      1,933,234
   Less accumulated depreciation and amortization .........      980,890        909,362
                                                              ----------     ----------
                                                              $1,057,421     $1,023,872
                                                              ==========     ==========

     In January 2002, the Company formed a limited liability company (LLC) with Cargill, Incorporated to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC (Horizon). The Company is leasing its wheat milling facilities and related equipment to Horizon under operating lease agreements. The book value of the leased milling assets at August 31, 2002 was $104.9 million, net of accumulated depreciation of $25.3 million.

     For the years ended August 31, 2002, 2001 and 2000, the Company capitalized interest of $2.1 million, $1.2 million and $2.7 million, respectively, related to long-term construction projects.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

6.  OTHER ASSETS

     Other assets as of August 31, 2002 and 2001 are as follows:

                                                                               2002         2001
                                                                            ----------   ----------
                                                                            (DOLLARS IN THOUSANDS)
   Goodwill .............................................................    $ 27,926     $ 29,153
   Non-compete covenants, less accumulated amortization of $2,896 and
    $1,329, respectively ................................................      11,204        1,765
   Customer lists, less accumulated amortization of $3,511 and $1,946,
    respectively ........................................................       8,447        8,095
   Other intangible assets, less accumulated amortization of $2,462 and
    $1,513, respectively ................................................      15,795          239
   Prepaid pension and other benefit assets .............................      54,230      100,727
   Deferred tax asset ...................................................      50,544       44,316
   Notes receivable .....................................................       4,822        5,629
   Other ................................................................       4,354        4,534
                                                                             --------     --------
                                                                             $177,322     $194,458
                                                                             ========     ========

     Intangible assets subject to amortization are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefit obtained by the Company in each reporting period. Amortization expense for the year ended August 31, 2002 was $4.2 million. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $4.0 million annually.

     Through Country Energy, LLC, formerly a joint venture with Farmland, the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001, the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. Based on estimated fair values, $26.4 million of the purchase price was allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets have a weighted-average life of approximately 12 years. The Company also entered into an exclusive two-year supply agreement to purchase, at prevailing market prices, all of the refined fuels production from Farmland's Coffeyville, Kansas facility.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt as of August 31, 2002 and 2001 consisted of the following:

                                                            INTEREST RATES
                                                            AT AUGUST 31,
                                                                 2002              2002          2001
                                                         -------------------   -----------   -----------
                                                                                (DOLLARS IN THOUSANDS)
   Notes payable (a)(g) ..............................   2.32% to 2.78%         $332,514      $ 97,195
                                                                                ========      ========
   Long-term debt:
    Revolving term loans from cooperative and
     other banks, payable in installments through
     2009, when the balance is due (b)(c)(g) .........   2.16% to 13.00%        $254,962      $236,611
    Private placement, payable in equal
     installments beginning in 2008 through
     2013 (d)(g) .....................................   6.81%                   225,000       225,000
    Private placement, payable in equal
     installments beginning in 2005 through
     2011 (e)(g) .....................................   7.43% to 7.90%           80,000        80,000
    Industrial Revenue Bonds, payable in
     installments through 2011 (f) ...................   5.23% to 12.97%           7,444        12,806
    Other notes and contracts ........................   4.00% to 14.00%           4,718         5,580
                                                                                --------      --------
    Total long-term debt .............................                           572,124       559,997
    Less current portion .............................                            89,032        17,754
                                                                                --------      --------
    Long-term portion ................................                          $483,092      $542,243
                                                                                ========      ========

     Weighted average interest rates at August 31:

                                   2002         2001
                                ----------   ----------
   Short-term debt ..........       2.58%        4.18%
   Long-term debt ...........       6.38%        6.91%

------------------
(a) The Company finances its working capital needs through short-term lines of credit with a syndication of banks. The Company has a 364-day credit facility of $550.0 million, all of which is committed, and of which $332.0 million was outstanding on August 31, 2002. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA with a syndication of banks in the amount of $30.0 million, all of which is committed, with no amounts outstanding on August 31, 2002. Other miscellaneous notes payable totaled $0.5 million at August 31, 2002.

(b) The Company established a $200.0 million five-year revolving credit facility with a syndication of banks. On August 31, 2002, the Company had an outstanding balance of $75.0 million.

(c) The Company established a long-term credit agreement which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2002, $144.3 million was outstanding. NCRA term loans of $18.0 million are collateralized by NCRA's investment in CoBank.

(d) The Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e) In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility.

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

7.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

(f) Industrial Revenue Bonds in the amount of $2.7 million are collateralized by property, plant and equipment, primarily energy refinery equipment, with a cost of approximately $152.0 million, less accumulated depreciation of approximately $115.2 million on August 31, 2002.

(g) Restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

     The fair value of long-term debt approximates book value as of August 31, 2002 and 2001.

     The aggregate amount of long-term debt payable as of August 31, 2002 is as follows (dollars in thousands):

   2003 ...............    $ 89,032
   2004 ...............      15,079
   2005 ...............      34,511
   2006 ...............      34,938
   2007 ...............      41,709
   Thereafter .........     356,855
                           --------
                           $572,124
                           ========

     On October 18, 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and will be repaid in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and will be repaid in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018. The proceeds were used to pay down the Company's short-term debt.

8.  INCOME TAXES

     As a result of the Company's by-law changes during 2001, and the by-law changes of its majority-owned subsidiary (NCRA) in 2002, to distribute patronage based on financial statement earnings (see Note 1), the statutory rate applied to the cumulative differences between financial statement earnings and tax basis earnings, has been changed. In connection with this change the Company recorded a deferred tax benefit of $10.9 million as of August 31, 2002 and $34.2 million as of August 31, 2001. The $10.9 million deferred tax benefit recorded as a result of the change in patronage distribution by NCRA as of August 31, 2002 has been offset by a $10.9 million NCRA valuation allowance. An additional $6.2 million of deferred tax benefit generated by NCRA was also offset by a valuation allowance.

     The provision for income taxes for the years ended August 31, 2002, 2001 and 2000 is as follows:

                                       2002           2001          2000
                                   ------------   ------------   ---------
                                           (DOLLARS IN THOUSANDS)
   Current .....................    $  14,300      $  21,025      $4,347
   Deferred ....................      (12,700)       (49,025)       (467)
   Valuation allowance .........       17,100          2,400
                                    ---------      ---------      ------
   Income taxes ................    $  18,700      $ (25,600)     $3,880
                                    =========      =========      ======

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 8.  INCOME TAXES (CONTINUED)

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 2002 and 2001 is as follows:

                                                                         2002          2001
                                                                     ------------   ----------
                                                                      (DOLLARS IN THOUSANDS)
   Deferred tax assets:
    Accrued expenses and valuation reserves ......................    $  49,236      $ 42,704
    Postretirement health care and deferred compensation .........       32,671        24,842
    Property, plant and equipment ................................       11,532         9,570
    Alternative minimum tax credit and patronage loss
     carryforward ................................................        6,993         4,540
    Other ........................................................       12,439        12,885
                                                                      ---------      --------
     Total deferred tax assets ...................................      112,871        94,541
                                                                      ---------      --------
   Deferred tax liabilities:
    Pension, including minimum liability .........................        2,635         9,536
    Equity method investments ....................................       20,482        27,893
    Other ........................................................          730         1,314
                                                                      ---------      --------
   Total deferred tax liabilities ................................       23,847        38,743
                                                                      ---------      --------
   Deferred tax assets valuation reserve .........................      (19,466)       (2,400)
                                                                      ---------      --------
   Net deferred tax asset ........................................    $  69,558      $ 53,398
                                                                      =========      ========

     As of August 31, 2002, net deferred tax assets of $19.0 million and $50.5 million are included in current assets and other assets, respectively ($9.1 million and $44.3 million, respectively, as of August 31, 2001). At August 31, 2002, NCRA recognized a valuation allowance for the entire tax benefit associated with its net deferred tax assets, as it is considered more likely than not, based on the weight of available information, that the future tax benefits related to these items will not be realized. At August 31, 2002, NCRA's net deferred tax assets of approximately $19.5 million were comprised of deferred tax assets of $23.4 million and deferred tax liabilities of $3.9 million. Deferred tax assets are comprised of basis differences related to inventories, investments, lease obligations, accrued liabilities and certain federal and state tax credits. NCRA files a separate tax return and, as such, these items must be assessed independently of the Company's deferred tax assets when determining recoverability. At August 31, 2001, NCRA also recorded a valuation allowance of $2.4 million to account for uncertainties regarding the recoverability of certain state tax credits.

     The reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended August 31, 2002, 2001 and 2000 is as follows:

                                                                       2002          2001          2000
                                                                    ----------   ------------   ----------
   Statutory federal income tax rate ............................       35.0%         35.0%         35.0%
   State and local income taxes, net of federal income
    tax benefit .................................................        3.9           3.9           3.9
   Patronage earnings ...........................................      (25.0)        (32.8)        (37.3)
   Tax effect of changes in deferred patronage ..................                                    4.4
   Change in patronage determination ............................       (7.5)        (22.4)
   Export activities at rates other than the
    U.S. statutory rate .........................................       (1.9)
   Deferred tax asset valuation allowance .......................       11.8           1.6
   Rate changes on deferred tax assets and liabilities ..........                                   (2.5)
   Other ........................................................       (3.4)         (2.0)          0.8
                                                                       -----         -----         -----
   Effective tax rate ...........................................       12.9%        (16.7)%         4.3%
                                                                       =====         =====         =====

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 8.  INCOME TAXES (CONTINUED)

     The principal differences between financial statement income and taxable income for the years ended August 31, 2002, 2001 and 2000 are as follows:

                                                        2002           2001           2000
                                                    -----------   -------------   ------------
                                                              (DOLLARS IN THOUSANDS)
   Income before income taxes ...................    $ 144,838     $  152,954      $  91,268
   Financial reporting/tax differences: .........
    Environmental reserves ......................        1,939          4,453           (728)
    Oil and gas activities, net .................        1,540        (22,230)         2,600
    Energy inventory market reserves ............         (933)        (2,441)           (19)
    Pension and compensation ....................      (21,491)         8,981
    Investments in other entities ...............        1,898         26,495
    Export activities ...........................       (7,141)
    Other, net ..................................       (2,291)        10,038          3,255
    Patronage refund provisions .................      (92,900)      (128,900)       (87,400)
                                                     ---------     ----------      ---------
   Taxable income ...............................    $  25,459     $   49,350      $   8,976
                                                     =========     ==========      =========

 9.  EQUITIES

     In accordance with the by-laws and by action of the Board of Directors, annual net savings from patronage sources are distributed to consenting patrons following the close of each year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates.

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

     On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers were identified as Defined Members or representatives of Defined Members who were persons or associations of producers actually engaged in the production of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs had the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of units held. Unit holders participated in the net patronage-sourced income from operations of the applicable Defined Business Unit as patronage refunds. Retirements of patrons' equities attributable to EPUs, were at the discretion of the Board of Directors, and it was the Board's goal to retire such equity on a revolving basis seven years after declaration.

     During 2001, the Company's Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 EPU, for each EPU held, due to increased crush volume.

     In August 2001, the CHS Cooperatives Board of Directors approved and consummated a plan to end the Defined Investment Program. The Company redeemed all of the EPUs and allocated the assets

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 9.  EQUITIES (CONTINUED)

of the Oilseed Processing and Refining and Wheat Milling Defined Business Units to the Company as provided in the plan. The amounts redeemed to the Oilseed Processing and Refining and Wheat Milling Defined Member EPU holders were $5.2 million and $9.1 million, respectively. Due to loss carry-forwards incurred by the Wheat Milling Defined Business Unit, the plan also provided for the cancellation of all outstanding Preferred Capital Certificates issued to the Wheat Milling EPU holders, totaling $0.2 million. The plan further provided to the Oilseed Processing and Refining Defined Member EPU holders for the redemption of all outstanding Preferred Capital Certificates issued of $0.2 million and a 100% cash distribution during 2002 for the patronage refunds earned for the fiscal year ended August 31, 2001.

     The Board of Directors has authorized the sale and issuance of up to 50,000,000 shares of 8% Preferred Stock at a price of $1.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the Preferred Stock. The registration statement was declared effective on October 31, 2001 and sales of the Preferred Stock were $9.3 million (9,325,374 shares) through August 31, 2002. Cash dividends are paid at a rate of 8% per annum per share and are fully cumulative. There is no sinking fund requirement and the Company may redeem all or any portion of the preferred stock upon 30 days written notice at $1.00 per share. Expenses related to the issuance of the Preferred Stock were $3.4 million through the year ended August 31, 2002 and have been included as a component of unallocated capital reserve.

10.   EMPLOYEE BENEFIT PLANS

     The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate.

     Financial information on changes in benefit obligation and plan assets funded and balance sheet status as of August 31, 2002 and 2001 is as follows:

                                                           PENSION BENEFITS            OTHER BENEFITS
                                                       -------------------------   -----------------------
                                                           2002          2001         2002         2001
                                                       -----------   -----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Change in benefit obligation:
 Benefit obligation at beginning of period .........    $ 253,564     $ 258,059     $ 22,667     $ 21,439
 Service cost ......................................       10,443         8,506          557          566
 Interest cost .....................................       18,559        18,487        1,586        1,569
 Plan participants contributions ...................                                     189
 Plan amendments ...................................        2,383             6                    (1,005)
 Transfers .........................................        3,677        (2,387)
 Actuarial loss (gain) .............................        2,764        (2,842)       1,716        1,902
 Assumption change .................................                      2,534          638
 Settlements .......................................                        643
 Benefits paid .....................................      (22,979)      (29,442)      (2,438)      (1,804)
                                                        ---------     ---------     --------     --------
 Benefit obligation at end of period ...............    $ 268,411     $ 253,564     $ 24,915     $ 22,667
                                                        =========     =========     ========     ========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 10.   EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                PENSION BENEFITS                 OTHER BENEFITS
                                                          -----------------------------   -----------------------------
                                                               2002            2001            2002            2001
                                                          -------------   -------------   -------------   -------------
                                                                              (DOLLARS IN THOUSANDS)
Change in plan assets:
 Fair value of plan assets at beginning of period .....     $ 230,121       $ 266,896
 Actual loss on plan assets ...........................       (14,810)        (16,206)
 Company contributions ................................         5,554          11,669       $   2,249       $   1,804
 Participants contributions ...........................                                           189
 Net transfers ........................................         3,677          (2,796)
 Benefits paid ........................................       (22,979)        (29,442)         (2,438)         (1,804)
                                                            ---------       ---------       ---------       ---------
 Fair value of plan assets at end of period ...........     $ 201,563       $ 230,121       $      --       $      --
                                                            =========       =========       =========       =========
 Funded status ........................................     $ (66,848)      $ (23,443)      $ (24,915)      $ (22,667)
 Employer contributions after measurement date                 31,394           1,262             269             264
 Unrecognized actuarial loss (gain) ...................        85,082          47,368          (3,505)         (6,363)
 Unrecognized transition (asset) obligation ...........                          (708)         10,197          11,133
 Unrecognized prior service cost ......................        10,569           9,639          (1,336)         (1,534)
                                                            ---------       ---------       ---------       ---------
 Prepaid benefit cost (accrued) .......................     $  60,197       $  34,118       $ (19,290)      $ (19,167)
                                                            =========       =========       =========       =========
Amounts recognized on balance sheets
 consist of:
 Prepaid benefit cost .................................                     $  43,918
 Accrued benefit liability ............................     $ (23,837)        (12,214)      $ (19,290)      $ (19,167)
 Intangible asset .....................................         7,995           1,055
 Minority interests ...................................         6,195
 Accumulated other comprehensive loss .................        69,844           1,359
                                                            ---------       ---------       ---------       ---------
 Net amounts recognized ...............................     $  60,197       $  34,118       $ (19,290)      $ (19,167)
                                                            =========       =========       =========       =========

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2002. The rate was assumed to decrease gradually to 6.0% for 2004 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2002, 2001 and 2000 are as follows:

                                                             PENSION BENEFITS                          OTHER BENEFITS
                                                ------------------------------------------   -----------------------------------
                                                    2002           2001           2000          2002         2001         2000
                                                ------------   ------------   ------------   ----------   ----------   ---------
                                                                                (DOLLARS IN THOUSANDS)
Components of net periodic
 benefit cost:
 Service cost ...............................    $  10,443      $   8,506      $   8,777       $  557       $  566      $  657
 Interest cost ..............................       18,559         18,487         18,058        1,586        1,569       1,470
 Expected return on assets ..................      (21,386)       (22,855)       (20,485)
 Prior service cost amortization ............        1,314          1,193          1,182         (197)        (131)        (77)
 Actuarial loss (gain) amortization .........        1,387            375           (530)        (505)        (538)       (604)
 Transition amount amortization .............         (708)          (861)        (1,120)         936          936         936
 Other ......................................                                                                  (22)
                                                 ---------      ---------      ---------       ------       ------      ------
 Net periodic benefit cost ..................    $   9,609      $   4,845      $   5,882       $2,377       $2,380      $2,382
                                                 =========      =========      =========       ======       ======      ======
Weighted-average assumptions:
 Discount rate ..............................         7.10%          7.30%          7.50%        7.10%        7.30%       7.50%
 Expected return on plan assets .............         9.00%          9.00%          9.00%         N/A          N/A         N/A
 Rate of compensation increase ..............         5.00%          5.00%          5.00%        5.00%        5.00%       5.00%

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 10.   EMPLOYEE BENEFIT PLANS (CONTINUED)


     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2002 and 2001:

                                                  2002         2001
                                              -----------   ----------
                                               (DOLLARS IN THOUSANDS)
   Projected benefit obligation ...........    $268,411      $23,247
   Accumulated benefit obligation .........     256,795       18,599
   Fair value of plan assets ..............     201,563        6,385

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                        1% POINT      1% POINT
                                                                        INCREASE      DECREASE
                                                                       ----------   -----------
                                                                        (DOLLARS IN THOUSANDS)
   Effect on total of service and interest cost components .........     $  177      $   (202)
   Effect on postretirement benefit obligation .....................      1,435        (1,210)

     The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

     The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $11.0 million, $6.1 million and $4.6 million, for the years ended August 31, 2002, 2001 and 2000, respectively.

11.  SEGMENT REPORTING

     The Company manages five business segments, which are based on products and services, and are Agronomy, Energy, Country Operations, Grain Marketing, and Processed Grains and Foods. Reconciling Amounts represent the elimination of sales between segments. Due to cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

     Segment information for the years ended August 31, 2002, 2001 and 2000 is as follows:

                                                                                  PROCESSED     CORPORATE
                                                         COUNTRY       GRAIN      GRAINS AND       AND      RECONCILING
                              AGRONOMY      ENERGY     OPERATIONS    MARKETING      FOODS         OTHER       AMOUNTS      TOTAL
                             ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
For the year ended
 August 31, 2002:
Net sales ................                $2,657,689   $1,474,553    $3,787,322   $  496,084                $ (683,781)  $7,731,867
Patronage dividends ......   $      (89)         458        2,572           497          260   $      187                     3,885
Other revenues ...........                     6,392       80,789        21,902       (1,469)       1,845                   109,459
                             ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
                                    (89)   2,664,539    1,557,914     3,809,721      494,875        2,032     (683,781)   7,845,211
Cost of goods sold .......                 2,489,352    1,471,422     3,778,838      457,538                  (683,781)   7,513,369
Marketing, general and
 administrative ..........        8,957       66,731       47,995        22,213       36,930        4,466                   187,292
Interest .................       (1,403)      16,875       13,851         4,807        9,514       (1,189)                   42,455
Equity (income) loss from
 investments .............      (13,425)       1,166         (283)       (4,257)     (41,331)          (3)                  (58,133)
Minority interests .......                    14,604          786                                                            15,390
                             ----------  -----------   ----------    ----------   ----------   ----------   ----------   ----------
Income (loss) before
 income taxes ............   $    5,782  $    75,811   $   24,143    $    8,120   $   32,224   $   (1,242)  $       --   $  144,838
                             ==========  ===========   ==========    ==========   ==========   ==========   ==========   ==========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 11.  SEGMENT REPORTING (CONTINUED)

                                                                                 PROCESSED    CORPORATE
                                                       COUNTRY       GRAIN      GRAINS AND       AND      RECONCILING
                             AGRONOMY      ENERGY     OPERATIONS    MARKETING     FOODS         OTHER       AMOUNTS        TOTAL
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                    (DOLLARS IN THOUSANDS)                                (DOLLARS IN THOUSANDS)
For the year ended
 August 31, 2002:
Goodwill ................                $    4,059   $      262                $   23,605                              $   27,926
                                         ==========   ==========                ==========                              ==========
Capital expenditures ....                $   54,576   $   34,305   $   14,851   $   35,144   $    1,293                 $  140,169
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $    1,247   $   58,701   $   21,214   $    6,235   $   13,436   $    3,153                 $  103,986
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
Total identifiable assets
 at August 31, 2002 .....   $  242,015   $1,305,828   $  799,711   $  481,232   $  439,942   $  212,999                 $3,481,727
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
For the year ended
 August 31, 2001:
Net sales ...............                $2,781,243   $1,577,268   $3,514,314   $  662,726                $  (782,539)  $7,753,012
Patronage dividends .....   $      196          712        3,683          840          339   $      207                      5,977
Other revenues ..........                     4,036       80,479       22,964         (238)       9,013                    116,254
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                   196    2,785,991    1,661,430    3,538,118      662,827        9,220      (782,539)   7,875,243
Cost of goods sold ......                 2,549,099    1,569,884    3,514,575      619,184                   (782,539)   7,470,203
Marketing, general and
 administrative .........        8,503       48,432       53,417       22,396       44,870        6,428                    184,046
Interest ................       (4,529)      25,097       15,695        8,144       13,026        4,003                     61,436
Equity (income) loss from
 investments ............       (7,360)       4,081         (246)      (4,519)     (35,505)      15,055                    (28,494)
Minority interests ......                    34,713          385                                                            35,098
                            ----------   ----------   ----------   ----------   ----------  ----------    -----------   ----------
Income (loss) before
 income taxes ...........   $    3,582   $  124,569   $   22,295   $   (2,478)  $   21,252   $  (16,266)  $        --   $  152,954
                            ==========   ==========   ==========   ==========   ==========   ==========   ===========   ==========
Goodwill ................                $    5,175   $      373                $   23,605                              $   29,153
                                         ==========   ==========                ==========                              ==========
Capital expenditures ....                $   38,984   $   32,448   $    3,715   $   20,485   $    1,978                 $   97,610
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $    1,250   $   55,343   $   21,738   $    4,917   $   22,304   $    3,628                 $  109,180
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
Total identifiable assets
 at August 31, 2001 .....   $  230,051   $1,154,036   $  679,053   $  345,696   $  430,871   $  217,612                 $3,057,319
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
For the year ended
 August 31, 2000:
Net sales ...............   $  808,659   $2,959,622   $1,409,892   $3,453,807   $  584,052                $  (718,182)  $8,497,850
Patronage dividends .....          224          311        3,830          861          100   $      168                      5,494
Other revenues ..........        5,817        2,792       68,436       15,440          (10)       4,996                     97,471
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                               814,700    2,962,725    1,482,158    3,470,108      584,142        5,164      (718,182)   8,600,815
Cost of goods sold ......      764,744    2,862,715    1,404,120    3,439,863      547,234                   (718,182)   8,300,494
Marketing, general and
 administrative .........       20,832       43,332       44,136       21,412       21,462        4,092                    155,266
Interest ................       (3,512)      27,926       12,782        8,701        9,851        1,818                     57,566
Equity loss (income) from
 investments ............        4,336         (856)      (1,007)      (6,452)     (24,367)          21                    (28,325)
Minority interests ......                    24,443          103                                                            24,546
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
Income (loss) before
 income taxes ...........   $   28,300   $    5,165   $   22,024   $    6,584   $   29,962   $     (767)  $        --   $   91,268
                            ==========   ==========   ==========   ==========   ==========   ==========   ===========   ==========
Capital expenditures ....                $   65,017   $   38,514   $   12,096   $   36,494   $    1,675                 $  153,796
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $      106   $   52,017   $   21,717   $    3,803   $   11,440   $    3,616                 $   92,699
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========

12.  COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL -- The Company is required to comply with various environmental laws and regulations incidental to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the future costs of remediation of identified issues, which are

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     In connection with certain refinery upgrades and enhancements that are necessary in order to comply with existing environmental regulations, the Company expects to incur additional capital expenditures of approximately $340 million in relation to these projects over the next four years, primarily at the NCRA refinery. The Company anticipates funding these projects with a combination of cash flows from operations and additional indebtedness.

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

     GRAIN STORAGE -- As of August 31, 2002 and 2001, the Company stored grain and processed grain products for third parties totaling $148.0 million and $177.0 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company's inventories.

     GUARANTEES -- The Company is a guarantor for lines of credit for related companies totaling up to $86.2 million, of which $45.1 million was outstanding as of August 31, 2002. All outstanding loans with respective creditors are current as of August 31, 2002.

     LEASE COMMITMENTS -- The Company leases approximately 1,700 rail cars with remaining lease terms of one to 10 years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

     Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was $30.2 million, $35.5 million and $38.0 million for the years ended August 31, 2002, 2001 and 2000, respectively. Mileage credits and sublease income were $9.5 million, $11.0 million and $10.6 million for the years ended August 31, 2002, 2001 and 2000, respectively.

     Minimum future lease payments, required under noncancellable operating leases as of August 31, 2002, are as follows:

                                                                               EQUIPMENT
                                                    RAIL CARS     VEHICLES     AND OTHER       TOTAL
                                                   -----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
   2003 ........................................     $ 9,100      $ 9,436       $14,417      $32,953
   2004 ........................................       7,091        6,992        10,116       24,199
   2005 ........................................       5,525        5,183         5,286       15,994
   2006 ........................................       2,018        3,321         3,561        8,900
   2007 ........................................       1,042        1,657         2,433        5,132
   Thereafter ..................................       4,025          255           515        4,795
                                                     -------      -------       -------      -------
   Total minimum future lease payments .........     $28,801      $26,844       $36,328      $91,973
                                                     =======      =======       =======      =======

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

13.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2002, 2001 and 2000 is as follows:

                                                             2002           2001           2000
                                                         ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
   Net cash paid during the period for:
    Interest .........................................    $  44,231      $  63,034      $  57,062
    Income taxes .....................................       27,965         11,709          3,785
   Other significant noncash transactions:
    (Distributions)/contributions of inventories of
     minority interests ..............................                     (54,399)        54,399
    Capital equity certificates issued in exchange for
     elevator properties .............................        1,842          5,481          7,921
    Equity Participation Units issued ................                       1,045
    Accrual of patronage dividends and equity
     retirements payable .............................      (56,510)       (72,154)       (43,694)
    Other comprehensive (loss) income ................      (49,982)           512         (1,257)

14.  RELATED PARTIES TRANSACTIONS

     As of August 31, 2002, the Company had related party transactions, which consisted of sales of $550.0 million, purchases of $502.4 million, receivables of $21.2 million and payables of $18.3 million with its equity investees. These related party transactions were primarily with Agriliance, CF Industries, Inc., Horizon Milling, Tacoma Export Marketing Company and Ventura Foods, LLC.

15.  COMPREHENSIVE INCOME

     The components of comprehensive income for the years ended August 31, 2002, 2001 and 2000 are as follows:

                                                                   2002          2001         2000
                                                               -----------   -----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
   Net income ..............................................    $ 126,138     $178,554      $ 87,388
    Additional minimum pension liability, net of taxes .....      (48,797)         (15)          153
    Financial instruments, net of taxes ....................         (548)         527        (1,410)
    Cash flow hedges, net of taxes .........................         (637)
                                                                ---------     --------      --------
   Comprehensive income ....................................    $  76,156     $179,066      $ 86,131
                                                                =========     ========      ========

     The components of accumulated other comprehensive loss as of August 31, 2002 and 2001 are as follows:

                                                                     2002         2001
                                                                  ----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
   Additional minimum pension liability, net of taxes .........    $50,051      $1,254
   Financial instruments, net of taxes ........................      1,209         661
   Cash flow hedges, net of taxes .............................        637
                                                                   -------      ------
   Accumulated other comprehensive loss .......................    $51,897      $1,915
                                                                   =======      ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members and Patrons of Cenex Harvest States Cooperatives:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Cenex Harvest States Cooperatives and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS, LLP
October 18, 2002
Minneapolis, Minnesota

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

DELOITTE & TOUCHE LLP

Los Angeles, California
June 19, 2002

                       VENTURA FOODS, LLC AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND 2001

                                                                                      2002              2001
                                                                                 --------------   ---------------
ASSETS (NOTE 4)
CURRENT ASSETS:
 Cash and cash equivalents (Note 2) ..........................................    $  9,300,000     $ 14,150,000
 Trade receivables, net of allowance for doubtful accounts of $1,543,000 and
  $2,000,000 at 2002 and 2001, respectively (Notes 2, 4 and 5) ...............      57,139,000       56,368,000
 Inventories (Notes 2, 4 and 5) ..............................................      62,799,000       66,680,000
 Prepaid expenses and other current assets ...................................       2,283,000        1,490,000
 Due from Wilsey Foods, Inc. (Note 5) ........................................                           47,000
 Derivative contract asset (Note 2) ..........................................      13,298,000       12,193,000
                                                                                  ------------     ------------
   TOTAL CURRENT ASSETS ......................................................     144,819,000      150,928,000
                                                                                  ------------     ------------
PROPERTY (Notes 2 and 4):
 Land, buildings, and improvements ...........................................      98,840,000       96,082,000
 Machinery and equipment .....................................................     129,133,000      120,932,000
 Construction-in-progress ....................................................       6,489,000        7,581,000
 Other property ..............................................................      10,494,000        8,798,000
                                                                                  ------------     ------------
   Total .....................................................................     244,956,000      233,393,000
 Less accumulated depreciation and amortization ..............................      95,052,000       84,178,000
                                                                                  ------------     ------------
   Property, net .............................................................     149,904,000      149,215,000
GOODWILL, Net of amortization of $18,087,000 and $15,180,000 at 2002 and
 2001, respectively (Notes 2 and 3) ..........................................      43,156,000       46,063,000
TRADEMARKS, Net of amortization of $8,814,000 and $5,862,000 at 2002 and
 2001, respectively (Notes 2 and 4) ..........................................      19,991,000       22,838,000
DEFERRED COMPENSATION PLAN TRUST (Note 6) ....................................      14,240,000
OTHER ASSETS, Net of amortization of $4,181,000 and $3,813,000 (Note 2) ......       4,879,000        5,304,000
                                                                                  ------------     ------------
 TOTAL .......................................................................    $376,989,000     $374,348,000
                                                                                  ============     ============
LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES:
 Accounts payable (Note 5) ...................................................    $ 52,045,000     $ 56,536,000
 Accrued liabilities (Note 5) ................................................      25,784,000       22,891,000
 Deferred compensation obligations (Note 6) ..................................                        9,660,000
 Dividends payable ...........................................................       9,550,000       18,625,000
 Bank lines of credit (Note 4) ...............................................       8,000,000        5,000,000
 Current portion of long-term debt (Note 4) ..................................      12,758,000       12,603,000
 Current portion of long-term liability -- Wilsey Foods, Inc. (Note 1) .......         491,000          978,000
 Derivative contract liability (Note 2) ......................................       4,120,000        4,818,000
                                                                                  ------------     ------------
   Total current liabilities .................................................     112,748,000      131,111,000
                                                                                  ------------     ------------
LONG-TERM DEBT (Note 4) ......................................................      97,178,000      109,936,000
                                                                                  ------------     ------------
DEFERRED COMPENSATION OBLIGATIONS (Note 6) ...................................      16,347,000        1,557,000
                                                                                  ------------     ------------
   Total liabilities .........................................................     226,273,000      242,604,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7) ................................
MEMBERS' CAPITAL .............................................................     150,716,000      131,744,000
                                                                                  ------------     ------------
 TOTAL .......................................................................    $376,989,000     $374,348,000
                                                                                  ============     ============

                See notes to consolidated financial statements.

                       VENTURA FOODS, LLC AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       THREE MONTHS                   YEAR ENDED
                                                     YEAR ENDED            ENDED                     DECEMBER 31,
                                                      MARCH 31,          MARCH 31,      -----------------------------------
                                                        2002               2001               2000               1999
                                                  ----------------   ----------------   ----------------   ----------------
NET SALES (Notes 2 and 5) .....................    $ 965,728,000      $ 215,187,000      $ 890,042,000      $ 918,043,000
COST OF GOODS SOLD
 (Notes 2 and 5) ..............................      792,689,000        177,748,000        744,282,000        798,891,000
                                                   -------------      -------------      -------------      -------------
 GROSS PROFIT .................................      173,039,000         37,439,000        145,760,000        119,152,000
                                                   -------------      -------------      -------------      -------------
OPERATING EXPENSES:
 Selling, general, and administrative
  (Notes 2 and 5) .............................       92,034,000         20,121,000         78,145,000         69,127,000
 Amortization of intangibles (Note 2) .........        6,227,000          1,581,000          6,431,000          6,379,000
                                                   -------------      -------------      -------------      -------------
   Total operating expenses ...................       98,261,000         21,702,000         84,576,000         75,506,000
                                                   -------------      -------------      -------------      -------------
OPERATING INCOME ..............................       74,778,000         15,737,000         61,184,000         43,646,000
INTEREST EXPENSE, Net .........................        7,474,000          2,071,000          9,585,000         10,146,000
OTHER INCOME (Note 7) .........................       (3,182,000)          (702,000)        (5,907,000)        (2,413,000)
                                                   -------------      -------------      -------------      -------------
INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE .........................       70,486,000         14,368,000         57,506,000         35,913,000
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE (Note 2) ..............................                                                                   563,000
                                                   -------------      -------------      -------------      -------------
NET INCOME ....................................    $  70,486,000      $  14,368,000      $  57,506,000      $  35,350,000
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

                                                                   CENEX
                                                                  HARVEST
                                                WILSEY            STATES
                                             FOODS, INC.       COOPERATIVES           TOTAL
                                           ---------------   ----------------   -----------------
BALANCE, JANUARY 1, 1999 ...............    $  48,371,000     $  32,248,000       $  80,619,000
 Net income ............................       21,210,000        14,140,000          35,350,000
 Contributions .........................       12,000,000         8,000,000          20,000,000
 Dividends .............................      (14,266,000)       (9,511,000)        (23,777,000)
                                            -------------     -------------       -------------
BALANCE, DECEMBER 31, 1999 .............       67,315,000        44,877,000         112,192,000
 Net income ............................       30,593,000        26,913,000          57,506,000
 Transfer of interest (Note 1) .........      (11,775,000)       11,775,000
 Dividends .............................      (23,288,000)      (20,720,000)        (44,008,000)
                                            -------------     -------------       -------------
BALANCE, DECEMBER 31, 2000 .............       62,845,000        62,845,000         125,690,000
 Net income ............................        7,184,000         7,184,000          14,368,000
 Dividends .............................       (4,157,000)       (4,157,000)         (8,314,000)
                                            -------------     -------------       -------------
BALANCE, MARCH 31, 2001 ................       65,872,000        65,872,000         131,744,000
 Net income ............................       35,243,000        35,243,000          70,486,000
 Dividends .............................      (25,757,000)      (25,757,000)        (51,514,000)
                                            -------------     -------------       -------------
BALANCE, MARCH 31, 2002 ................    $  75,358,000     $  75,358,000       $ 150,716,000
                                            =============     =============       =============

                See notes to consolidated financial statements.

                       VENTURA FOODS, LLC AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             THREE MONTHS              YEAR ENDED
                                                             YEAR ENDED         ENDED                 DECEMBER 31,
                                                              MARCH 31,       MARCH 31,    ---------------------------------
                                                                2002             2001            2000             1999
                                                          ---------------- --------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................  $  70,486,000    $ 14,368,000    $  57,506,000    $  35,350,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization ........................     12,186,000       2,833,000       10,829,000        9,740,000
   Amortization of intangibles ..........................      6,227,000       1,581,000        6,431,000        6,379,000
   Loss (gain) on disposal/impairment of assets .........        324,000         128,000         (139,000)       2,576,000
   Derivative contract asset ............................     (1,803,000)     (7,375,000)
   Gain on deferred compensation plan
    trust assets ........................................       (264,000)
   Changes in operating assets and liabilities:
    Trade receivables ...................................       (771,000)        980,000         (359,000)       6,198,000
    Inventories .........................................      3,881,000       5,089,000       (3,246,000)       4,600,000
    Prepaid expenses and other current assets ...........       (793,000)        330,000          234,000        2,442,000
    Accounts payable ....................................     (4,491,000)     (2,943,000)      (4,654,000)      (1,023,000)
    Accrued liabilities .................................      2,893,000      (2,540,000)       2,499,000        5,932,000
    Deferred compensation obligations ...................      5,130,000      (1,767,000)       6,747,000        3,835,000
    Due from/to affiliates ..............................         47,000           1,000          293,000         (266,000)
                                                           -------------    ------------    -------------    -------------
      Net cash provided by operating activities .........     93,052,000      10,685,000       76,141,000       75,763,000
                                                           -------------    ------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property ................................    (13,268,000)     (4,869,000)     (13,037,000)     (17,841,000)
 Proceeds from sale of property .........................         69,000          23,000        1,021,000           51,000
 Acquisitions, net of cash acquired (Note 3) ............                                      (5,312,000)     (50,028,000)
 Acquisition of trademarks ..............................                                         (47,000)
 Investment in rabbi trust ..............................    (13,976,000)
 Other assets ...........................................        (48,000)         67,000         (201,000)      (1,355,000)
                                                           -------------    ------------    -------------    -------------
      Net cash used in investing activities .............    (27,223,000)     (4,779,000)     (17,576,000)     (69,173,000)
                                                           -------------    ------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt ...........................                                                       35,000,000
 Repayment of long-term debt ............................    (12,603,000)       (554,000)     (12,417,000)      (9,490,000)
 Net borrowings (payments) on line of credit ............      3,000,000       5,000,000      (15,000,000)     (26,000,000)
 Payment to Wilsey Foods, Inc. (Note 1) .................       (487,000)       (487,000)                         (487,000)
 Payment of bank loan fees ..............................                                                         (105,000)
 Dividends paid .........................................    (60,589,000)                     (38,539,000)     (23,274,000)
 Contributions received .................................                                                       20,000,000
                                                           -------------    ------------    -------------    -------------
      Net cash (used in) provided by
       financing activities .............................    (70,679,000)      3,959,000      (65,956,000)      (4,356,000)
                                                           -------------    ------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS ...................................     (4,850,000)      9,865,000       (7,391,000)       2,234,000
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD ....................................     14,150,000       4,285,000       11,676,000        9,442,000
                                                           -------------    ------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD ..........................................  $   9,300,000    $ 14,150,000    $   4,285,000    $  11,676,000
                                                           =============    ============    =============    =============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION -- Cash paid
 during the period for interest .........................  $   8,129,000    $    653,054    $  10,181,000    $  10,296,000
                                                           =============    ============    =============    =============

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

     At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability -Wilsey Foods, Inc. The amount is payable in five equal annual installments of $487,000 plus a final installment of $491,000.

2.  ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100 percent-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

     FISCAL YEAR-END -- During 2001, the Company changed its fiscal year-end to March 31. Prior to such change, the Company's fiscal year-end had been December 31.

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

     INVENTORIES -- Inventories consist of the following at March 31, 2002 and 2001:

                                                  2002             2001
                                             --------------   --------------
       Bulk oil ..........................    $17,654,000      $24,642,000
       Finished goods ....................     27,696,000       24,692,000
       Ingredients and supplies ..........     17,449,000       17,346,000
                                              -----------      -----------
        Total ............................    $62,799,000      $66,680,000
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

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 2.  ACCOUNTING POLICIES (CONTINUED)


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

     The following summarizes the Company's various derivative contracts outstanding at March 31, 2002 and 2001:

                                                      NET UNREALIZED
FORWARD CONTRACTS AND COMMITMENTS        POUNDS        GAIN (LOSS)
-----------------------------------   ------------   ---------------
                                                      (IN THOUSANDS)
MARCH 31, 2002
Forward purchases .................      490,500        $  7,873
Forward sales .....................      454,100          (1,117)
Basis purchase ....................      390,300           2,304
Basis sales .......................       62,600            (303)
Futures contracts .................       96,100             421
                                       ---------        --------
                                       1,493,600        $  9,178
                                       =========        ========
MARCH 31, 2001
Forward purchases .................      391,800        $  3,836
Forward sales .....................      395,200             741
Basis purchase ....................    1,316,200           1,989
Basis sales .......................      151,500             163
Futures contracts .................      117,900             646
                                       ---------        --------
                                       2,372,600        $  7,375
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

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 2.  ACCOUNTING POLICIES (CONTINUED)

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

     CONCENTRATION OF CREDIT RISK -- During the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, net sales to one customer were 22 percent, 22 percent, 21 percent, and 18 percent of total net sales, respectively. This customer represents approximately 19 percent and 17 percent of trade receivables at March 31, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.


     MARKETABLE SECURITIES -- The Company's marketable securities are composed of equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices of those investments at March 31, 2002. Unrealized gains and losses on equity securities are recognized in net income.

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

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 2.  ACCOUNTING POLICIES (CONTINUED)


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

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior periods' financial statements to conform to the 2002 presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements, with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired and with any corresponding write-downs recognized as necessary.

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

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 2.  ACCOUNTING POLICIES (CONTINUED)


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

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 3.  ACQUISITIONS (CONTINUED)


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
                                                           =============

4.  LINES OF CREDIT AND LONG-TERM DEBT

     LINES OF CREDIT -- At March 31, 2002, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Borrowings at March 31, 2002 and 2001 under such lines were $8,000,000 and $5,000,000, respectively. The interest rates applicable to borrowings are based, at the option of the Company, at a London Interbank Offered Rate ("LIBOR") or a term federal funds rate ("TFFR") option. The weighted-average rate at March 31, 2002 and 2001 was 2.24 percent and 5.67 percent, respectively. The credit agreement is subject to renewal annually with the banking group.

     LONG-TERM DEBT -- At March 31, 2002 and 2001, balances outstanding on long-term debt were $109,936,000 and $122,539,000, respectively, and represent term loans with a banking group. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based, or a fixed rate option. The weighted-average interest rate on borrowings at March 31, 2002 and 2001 was 6.59 percent and 6.83 percent, respectively.

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

     Annual maturities of long-term debt at March 31, 2002 are as follows:

  2003 ...........................    $ 12,758,000
  2004 ...........................      74,223,000
  2005 ...........................       2,799,000
  2006 ...........................       2,987,000
  2007 ...........................       3,187,000
  Thereafter .....................      13,982,000
                                      ------------
  Total ..........................     109,936,000
  Less current portion ...........      12,758,000
                                      ------------
  Long-term debt .................    $ 97,178,000
                                      ============

                       VENTURA FOODS, LLC AND SUBSIDIARY

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

6.  EMPLOYEE BENEFIT PLANS

     The Company had long-term incentive arrangements for certain key executives. Benefits under the arrangements were based on earnings over a three-to five-year period (as defined) from inception of the arrangements (January 1, 1997) through December 31, 2001. The incentive period ended on December 31, 2001. An amount equal to the obligation incurred under the plan was contributed to a rabbi trust that would be available to general creditors in the event of bankruptcy. The trust holds investments primarily in marketable securities that are recorded at market value (classified as trading securities). The assets in the trust are to be distributed to the employees upon retirement. The liability under the arrangements was $14,240,000 and $8,774,000 as of March 31, 2002 and 2001, respectively, and is included in accrued compensation in the accompanying consolidated balance sheets.

     On January 1, 2002, the Company established new long-term incentive arrangements with certain key executives under which they can earn additional compensation. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based or equity-based targets over a two-to three-year period. At the end of such periods, amounts earned by individual executives will be contributed to a rabbi trust, unless representatives of Wilsey and Cenex elect to pay such amounts directly to the respective key executives. At March 31, 2002, a liability for such awards of $439,000 is classified as accrued compensation in the accompanying consolidated balance sheets.

     For the year ended March 31, 2002 and the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company recognized compensation expense under the long-term incentive arrangements of $5,657,544, $749,815, $5,883,929, and $1,780,445, respectively.

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)

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

     The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                         MARCH 31,             DECEMBER 31,
                                                   ---------------------   ---------------------
                                                      2002        2001        2000        1999
                                                   ---------   ---------   ---------   ---------
         Discount rate .........................       7.0%        7.0%        7.0%        7.5%
         Rate of compensation increase .........       3.0%        3.0%        3.0%        4.0%

     The Company accrues the actuarially determined amount necessary to fund the participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

7.  COMMITMENTS AND CONTINGENCIES

     Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2002 are as follows:

  2003 .................    $  4,960,000
  2004 .................       3,881,000
  2005 .................       3,092,000
  2006 .................       1,826,000
  2007 .................         669,000
  Thereafter ...........         203,000
                            ------------
  Total ................    $ 14,631,000
                            ============

     Under the lease agreements, the Company is obligated to pay certain property taxes, insurance, and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the year

                       VENTURA FOODS, LLC AND SUBSIDIARY

             YEAR ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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