Form 10-Q
period 2002-11-30
CENEX HARVEST STATES COOPERATIVES
filed 2003-01-09
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                               -----------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.

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


                                    YES_X_  NO ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       (Number of shares outstanding at
         (Class)                             November 30, 2002)
         -------                       --------------------------------
          NONE                                      NONE

================================================================================

                                      INDEX


                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of November 30, 2002 (unaudited),
 August 31, 2002 and November 30, 2001 (unaudited) .......................     2

 Consolidated Statements of Operations for the three months ended
 November 30, 2002 and 2001 (unaudited) ..................................     3

 Consolidated Statements of Cash Flows for the three months ended
 November 30, 2002 and 2001 (unaudited) ..................................     4

 Notes to Consolidated Financial Statements (unaudited) ..................     5

 Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations ...............................................     9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......    14

 Item 4. Controls and Procedures .........................................    14


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders .............    15

 Item 6. Exhibits and Reports on Form 8-K ................................    15


SIGNATURE PAGE ...........................................................    16


SECTION 302 CERTIFICATIONS ...............................................    17

                          PART I. FINANCIAL INFORMATION


                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99.1, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002.

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS


               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                                                     2002            2002            2001
                                                                --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                                            (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ..................................     $  138,823     $  108,192      $  106,453
 Receivables ................................................        824,899        741,578         642,542
 Inventories ................................................        929,995        759,663         547,949
 Other current assets .......................................        202,828        140,944          93,390
                                                                  ----------     ----------      ----------
  Total current assets ......................................      2,096,545      1,750,377       1,390,334
INVESTMENTS .................................................        489,289        496,607         461,448
PROPERTY, PLANT AND EQUIPMENT ...............................      1,068,786      1,057,421       1,026,075
OTHER ASSETS ................................................        181,068        177,322         214,574
                                                                  ----------     ----------      ----------
  Total assets ..............................................     $3,835,688     $3,481,727      $3,092,431
                                                                  ==========     ==========      ==========

                            LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
 Notes payable ..............................................     $  246,061     $  332,514      $  110,815
 Current portion of long-term debt ..........................         89,026         89,032          15,669
 Customer credit balances ...................................         91,792         26,461          62,590
 Customer advance payments ..................................        222,137        169,123         102,847
 Checks and drafts outstanding ..............................         70,150         84,251          60,063
 Accounts payable ...........................................        642,537        517,667         464,480
 Accrued expenses ...........................................        231,003        225,704         139,788
 Patronage dividends and equity retirements payable .........         72,088         56,510          91,024
                                                                  ----------     ----------      ----------
  Total current liabilities .................................      1,664,794      1,501,262       1,047,276
LONG-TERM DEBT ..............................................        654,196        483,092         568,588
OTHER LIABILITIES ...........................................        116,144        118,280         105,372
MINORITY INTERESTS IN SUBSIDIARIES ..........................         94,877         89,455          88,369
COMMITMENTS AND CONTINGENCIES
EQUITIES ....................................................      1,305,677      1,289,638       1,282,826
                                                                  ----------     ----------      ----------
  Total liabilities and equities ............................     $3,835,688     $3,481,727      $3,092,431
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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                  -----------------------------
                                                       2002            2001
(DOLLARS IN THOUSANDS)                            -------------   -------------
REVENUES:
 Net sales ....................................    $2,626,628      $1,871,952
 Patronage dividends ..........................           166             721
 Other revenues ...............................        35,089          32,076
                                                   ----------      ----------
                                                    2,661,883       1,904,749
Cost of goods sold ............................     2,562,794       1,804,364
Marketing, general and administrative .........        43,148          42,898
                                                   ----------      ----------
OPERATING EARNINGS ............................        55,941          57,487
Interest ......................................        12,813          10,815
Equity income from investments ................        (8,165)         (3,942)
Minority interests ............................         5,431           3,036
                                                   ----------      ----------
INCOME BEFORE INCOME TAXES ....................        45,862          47,578
INCOME TAXES ..................................         5,506           6,223
                                                   ----------      ----------
NET INCOME ....................................    $   40,356      $   41,355
                                                   ==========      ==========

               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                               NOVEMBER 30,
                                                                        ---------------------------
                                                                            2002           2001
(DOLLARS IN THOUSANDS)                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $   40,356     $  41,355
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................        25,866        24,699
   Noncash net income from equity investments .......................        (8,165)       (3,942)
   Minority interests ...............................................         5,431         3,036
   Adjustment of inventories to market value ........................            --        14,885
   Noncash portion of patronage dividends received ..................          (184)         (766)
   Loss (gain) on sale of property, plant and equipment .............           463        (2,348)
   Other, net .......................................................           446           (60)
   Changes in operating assets and liabilities:
    Receivables .....................................................       (72,422)       46,053
    Inventories .....................................................      (170,332)      (52,391)
    Other current assets and other assets ...........................       (66,814)      (25,890)
    Customer credit balances ........................................        65,331        24,104
    Customer advance payments .......................................        53,014        (6,288)
    Accounts payable and accrued expenses ...........................       131,211       (44,259)
    Other liabilities ...............................................        (2,136)        5,466
                                                                         ----------     ---------
      Net cash provided by operating activities .....................         2,065        23,654
                                                                         ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment .......................       (40,613)      (21,808)
 Proceeds from disposition of property, plant and equipment .........         4,748         6,116
 Investments ........................................................        (1,384)       (6,125)
 Equity investments redeemed ........................................        15,313        14,092
 Investments redeemed ...............................................         1,713         1,328
 Changes in notes receivable ........................................       (11,241)       (2,163)
 Acquisition of intangibles .........................................          (379)      (27,469)
 Distribution to minority owners ....................................          (463)       (3,985)
 Other investing activities, net ....................................           444         1,090
                                                                         ----------     ---------
      Net cash used in investing activities .........................       (31,862)      (38,924)
                                                                         ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ...........................................       (86,453)       13,620
 Long-term debt borrowings ..........................................       175,000        30,000
 Principal payments on long-term debt ...............................        (3,902)       (5,780)
 Payments on derivative instruments .................................        (7,574)           --
 Changes in checks and drafts outstanding ...........................       (14,101)      (27,745)
 Proceeds from sale of preferred stock, net of expenses .............            64            --
 Preferred stock dividends paid .....................................          (184)           --
 Retirements of equities ............................................        (2,422)       (1,830)
                                                                         ----------     ---------
      Net cash provided by financing activities .....................        60,428         8,265
                                                                         ----------     ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...................................................        30,631        (7,005)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ..........................................................       108,192       113,458
                                                                         ----------     ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ..........................................................    $  138,823     $ 106,453
                                                                         ==========     =========

               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of November 30, 2002 and 2001, and the statements of operations and cash flows for the three months ended November 30, 2002 and 2001 reflect, in the opinion of management of Cenex Harvest States Cooperatives (the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company's businesses. The consolidated balance sheet data as of August 31, 2002 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2002.


GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has $27.5 million of goodwill as of November 30, 2002, and during the three months then ended, the Company disposed of $0.4 million due to sales of related assets in the Energy segment.

     Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The gross carrying amount of these intangible assets is $43.1 million with total accumulated amortization of $8.5 million as of November 30, 2002. Intangible assets of $0.4 million were acquired during the three months ended November 30, 2002. Total amortization expense for intangible assets during the three-month period ended November 30, 2002 was approximately $1.2 million. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $4.0 million annually.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company's Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not currently estimable and therefore has not been recorded. The Company continues to assess whether any other ARO's exist related to its remaining operations, however, based on available information to date, no other ARO's have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

NOTE 2. RECEIVABLES

                                                    NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                                        2002            2002            2001
                                                   --------------   ------------   -------------
 Trade .........................................      $797,559        $717,888        $636,935
 Other .........................................        53,992          49,846          31,308
                                                      --------        --------        --------
                                                       851,551         767,734         668,243
 Less allowances for doubtful accounts .........        26,652          26,156          25,701
                                                      --------        --------        --------
                                                      $824,899        $741,578        $642,542
                                                      ========        ========        ========

NOTE 3. INVENTORIES

                                          NOVEMBER 30,     AUGUST 31,     NOVEMBER 30,
                                              2002            2002            2001
                                         --------------   ------------   -------------
 Grain and oilseed ...................      $556,962        $393,095        $262,630
 Energy ..............................       217,155         229,981         182,296
 Feed and farm supplies ..............       102,553          91,138          79,380
 Processed grain and oilseed .........        44,904          36,264          19,770
 Other ...............................         8,421           9,185           3,873
                                            --------        --------        --------
                                            $929,995        $759,663        $547,949
                                            ========        ========        ========

NOTE 4. INVESTMENTS

     The following provides summarized unaudited financial information for the Company's unconsolidated significant subsidiaries Ventura Foods, LLC and Agriliance, LLC, of which the Company has a 50% and 25% equity ownership, respectively, for the three-month periods as indicated below.

                               VENTURA FOODS, LLC

                           FOR THE THREE MONTHS ENDED
                                  NOVEMBER 30,
                            -------------------------
                                2002          2001
                            -----------   -----------
   Net sales ............    $287,025      $258,400
   Gross profit .........      49,728        41,101
   Net income ...........      20,791        15,244

                                 AGRILIANCE, LLC

                           FOR THE THREE MONTHS ENDED
                                  NOVEMBER 30,
                            -------------------------
                                2002          2001
                            -----------   -----------
   Net sales ............    $ 592,730     $ 677,047
   Gross profit .........       48,522        45,904
   Net income ...........      (20,110)      (21,152)


NOTE 5. DEBT

     In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and will be repaid in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and will be repaid in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.


NOTE 6 EQUITIES

     As of November 30, 2002 the Company had $9.5 million (9,454,874 shares) of 8% Preferred Stock outstanding, and expenses related to the issuance of the shares were $3.5 million. Sales of the preferred shares have been suspended, as the Company is in the process of registering a new offering as noted below.

     The Board of Directors authorized the sale and issuance of up to 2,875,000 shares of 8% Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company filed a registration statement on Form S-2 on December 17, 2002 with the Securities and Exchange Commission registering the preferred shares, however, the registration statement is not yet effective.


NOTE 7. COMPREHENSIVE INCOME

     For the three months ended November 30, 2002 and 2001, total comprehensive income amounted to $34.6 million and $42.4 million, respectively. Accumulated other comprehensive loss on November 30, 2002, August 31, 2002 and November 30, 2001 was $57.7 million, $51.9 million and $0.9 million, respectively.


NOTE 8. NON-CASH FINANCING ACTIVITIES

     During the three months ended November 30, 2002 and 2001 the Company accrued patronage dividends and equity retirements payable of $18.0 million and $20.7 million, respectively.


NOTE 9. SEGMENT REPORTING

     Segments, which are based on products and services, include Agronomy, Energy, Country Operations, Grain Marketing and Processed Grains and Foods. Reconciling Amounts represent the elimination of intracompany sales between segments. Due to cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

                 Segment information for the three months ended
                    November 30, 2002 and 2001 is as follows:

                                                                          COUNTRY
                                           AGRONOMY       ENERGY        OPERATIONS
                                         ------------ -------------- ----------------
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2002
  Net sales ............................                $  911,589     $  489,066
  Patronage dividends ..................                        13             51
  Other revenues .......................                     2,736         24,537
                                                        ----------     ----------
                                                           914,338        513,654
  Cost of goods sold ...................                   860,329        486,113
  Marketing, general and
   administrative ......................   $  1,140         14,185         12,603
  Interest .............................       (298)         4,010          5,388
  Equity loss (income) from
   investments .........................      4,018           (320)          (215)
  Minority interests ...................                     5,135            296
                                                         ----------    ----------
  (Loss) income before
   income taxes ........................   $ (4,860)    $   30,999     $    9,469
                                           ========     ==========     ==========
  Goodwill assets ......................                $    3,667     $      262
                                                        ==========     ==========
  Capital expenditures .................                $   17,959     $   10,322
                                                        ==========     ==========
  Depreciation and amortization ........   $    312     $   14,538     $    5,421
                                           ========     ==========     ==========
  Total identifiable assets at
   November 30, 2002 ...................   $232,942     $1,311,583     $1,035,287
                                           ========     ==========     ==========
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2001
  Net sales ............................                $  554,242     $  374,666
  Patronage dividends ..................                       423             61
  Other revenues .......................                     2,619         20,489
                                                        ----------     ----------
                                                           557,284        395,216
  Cost of goods sold ...................                   497,975        374,217
  Marketing, general and
   administrative ......................   $  1,167         15,000         12,452
  Interest .............................       (427)         4,082          3,143
  Equity loss (income) from
   investments .........................      3,302          1,376             (6)
  Minority interests ...................                     2,895            141
                                           --------     ----------     ----------
  (Loss) income before
   income taxes ........................   $ (4,042)    $   35,956     $    5,269
                                           ========     ==========     ==========
  Goodwill assets ......................                $    5,127     $      326
                                                        ==========     ==========
  Capital expenditures .................                $    9,680     $    5,748
                                                        ==========     ==========
  Depreciation and amortization ........   $    312     $   13,860     $    5,373
                                           ========     ==========     ==========
  Total identifiable assets at
   November 30, 2001 ...................   $226,437     $1,144,175     $  713,175
                                           ========     ==========     ==========

                                                         PROCESSED
                                             GRAIN      GRAINS AND                 RECONCILING
                                           MARKETING       FOODS        OTHER        AMOUNTS        TOTAL
                                         ------------- ------------ ------------ -------------- -------------
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2002
  Net sales ............................  $1,387,278    $ 113,833                  $ (275,138)   $2,626,628
  Patronage dividends ..................          78                  $     24                          166
  Other revenues .......................       6,604          909          303                       35,089
                                          ----------    ---------     --------     ----------    ----------
                                           1,393,960      114,742          327       (275,138)    2,661,883
  Cost of goods sold ...................   1,385,171      106,319                    (275,138)    2,562,794
  Marketing, general and
   administrative ......................       6,071        8,088        1,061                       43,148
  Interest .............................       1,858        2,346         (491)                      12,813
  Equity loss (income) from
   investments .........................        (814)     (10,834)                                   (8,165)
  Minority interests ...................                                                              5,431
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    1,674    $   8,823     $   (243)    $       --    $   45,862
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   27,534
                                                        =========                                ==========
  Capital expenditures .................  $      517    $  11,156     $    659                   $   40,613
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    1,605    $   3,135     $    855                   $   25,866
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   November 30, 2002 ...................  $  594,278    $ 457,480     $204,118                   $3,835,688
                                          ==========    =========     ========                   ==========
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2001
  Net sales ............................  $  981,897    $ 163,049                  $ (201,902)   $1,871,952
  Patronage dividends ..................         179                  $     58                          721
  Other revenues .......................       8,452           25          491                       32,076
                                          ----------    ---------     --------     ----------    ----------
                                             990,528      163,074          549       (201,902)    1,904,749
  Cost of goods sold ...................     981,997      152,077                    (201,902)    1,804,364
  Marketing, general and
   administrative ......................       5,477        7,579        1,223                       42,898
  Interest .............................       1,629        2,596         (208)                      10,815
  Equity loss (income) from
   investments .........................        (989)      (7,625)                                   (3,942)
  Minority interests ...................                                                              3,036
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    2,414    $   8,447     $   (466)    $       --    $   47,578
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   29,058
                                                        =========                                ==========
  Capital expenditures .................  $    1,015    $   5,179     $    186                   $   21,808
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    1,344    $   3,021     $    789                   $   24,699
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   November 30, 2001 ...................  $  359,103    $ 434,522     $215,019                   $3,092,431
                                          ==========    =========     ========                   ==========


NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company expects to incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures are expected to be approximately $387.0 million in total for the Company's Laurel, Montana and NCRA's McPherson, Kansas refineries over the next three years, of which $9.5 million has been spent so far at NCRA. It is expected that approximately 80% of the costs will be incurred at NCRA. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

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

     The Company has five distinct business segments: Agronomy, Energy, Country Operations, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the three months ended November 30, 2002 and 2001 is shown in Note 9.

     Many of the Company's businesses are highly seasonal. As a result, operating income will vary throughout the year, but overall revenues remain fairly constant, partly because the Company does not consolidate revenues in the Agronomy segment. Overall, the Company's income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, Agronomy and Country Operations segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment, as well, is somewhat subject to fluctuations in revenue and earnings based on producer harvests, world grain prices and demand. The Company's Energy segment generally experiences higher revenues and profitability in certain operating areas, such as refined products, in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, typically experience higher revenues and profitability during the winter heating and crop drying seasons.

     While the Company's sales and operating earnings are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS Cooperatives records as equity income from investments its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company's consolidated statements of operations. These investments principally include the Company's 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

     NET INCOME. Consolidated net income for the three months ended November 30, 2002 was $40.4 million compared to $41.4 million for the three months ended November 30, 2001, which represents a $1.0 million (2%) decrease. Although net income slightly decreased in total, the net income from the various business segments had changed. Reduced income in the Energy segment was partially offset by increased income in the Country Operations segment compared to the three months ended November 30, 2001.

     NET SALES. Consolidated net sales of $2.6 billion for the three months ended November 30, 2002 increased $754.7 million (40%) compared to the three months ended November 30, 2001.

     Energy net sales of $887.6 million increased $347.3 million (64%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Sales for the three months ended November 30, 2002 and 2001 were $911.6 million and $554.2 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $24.0 million and $13.9 million for the three months ended November 30, 2002 and 2001, respectively. The increase was primarily a result of increased refined fuels volumes of 66% and an average sales price increase of $0.08 per gallon compared to the three months ended November 30, 2001. In addition, propane sales volumes increased 75%, which was partially offset by an average sales price decrease of $0.03 per gallon compared to the three months ended November 30, 2001. Refined fuels and propane volume increases were primarily a result of the acquisition of the wholesale energy business of Farmland Industries, Inc. (Farmland), as well as all interest in Country Energy, LLC a joint venture formerly with Farmland at a purchase price of $39.2 million. In addition, there was increased demand for propane due to a strong crop drying season.

     Country Operations farm supply sales of $154.5 million increased by $22.2 million (17%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. The increase is primarily due to increased volumes from an acquisition and volume and price increases for feed and agronomy products.

     Company-wide grain and oilseed net sales of $1.5 billion increased $434.4 million (42%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Sales for the three months ended November 30, 2002 were $1,387.2 million and $334.5 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended November 30, 2001 were $981.9 million and $242.3 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $251.1 million and $188.0 million, for the three months ended November 30, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $1.98 (64%) per bushel in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 13% compared to the three months ended November 30, 2001.

     Processed Grains and Foods net sales of $113.8 million decreased $49.2 million (30%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. The net decrease in sales is primarily due to the formation of Horizon, a wheat flour milling and processing joint venture that was formed in January 2002. After that date, the Company has accounted for operating results of Horizon under the equity method of accounting. The Company has a 24% interest in Horizon, and Cargill, Incorporated (Cargill) has a 76% interest. The Company is leasing its five mills and related equipment to Horizon under an operating lease.

     PATRONAGE DIVIDENDS. Patronage dividends received of $0.2 million decreased $0.6 million (77%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001.

     OTHER REVENUES. Other revenues of $35.1 million increased $3.0 million (9%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. The most significant changes were due to increased service revenues within the Country Operations segment compared to the three months ended November 30, 2001.

     COST OF GOODS SOLD. Cost of goods sold of $2.6 billion increased $758.4 million (42%) during the three months ended November 30, 2002, compared to the three months ended November 30, 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $424.2 million (43%) compared to the three months ended November 30, 2001 primarily due to a $1.95 (64%) average cost per bushel increase, which was partially offset by a 13% decrease in volume. The Energy segment cost of goods sold increased by $362.4 million (73%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. The volumes of refined fuels increased by 66%, primarily the result of acquisitions, and the average cost increased by $0.11 per gallon compared to the three months ended November 30, 2001. Propane volumes increased by 75%, which was partially offset by an average cost decrease of $0.03 per gallon compared to the three months ended November 30, 2001. These volume increases were primarily the result of acquisitions and increased propane demand due to a strong crop drying season. Country Operations segment farm supply cost of goods sold increased by $16.8 million (15%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001 primarily due to an acquisition and volume and cost increases on feed and agronomy products. These increases were partially offset by decreased cost of goods sold in the Processed Grains and Foods segment of

$45.8 million (30%) compared to the three months ended November 30, 2001, primarily due to the formation of Horizon, as previously discussed.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses of $43.1 million for the three months ended November 30, 2002 increased by $0.3 million (1%) compared to the three months ended November 30, 2001. Although marketing, general and administrative expenses were essentially unchanged in total, expenses attributable to the Company's various business segments changed. Marketing, general and administrative in the Energy segment increased due to the wholesale energy acquisition and Processed Grains and Foods segment decreased due to the formation of Horizon as previously discussed.

     INTEREST. Interest expense of $12.8 million for the three months ended November 30, 2002 increased by $2.0 million (18%) compared to the three months ended November 30, 2001. The average level of short-term borrowings increased $249.0 million to finance working capital needs, primarily due to increases in inventories in the Grain Marketing, Country Operations and Energy segments, related to higher grain prices and the purchase of Farmland's wholesale energy business, discussed previously. The average short-term interest rate decreased 0.7% during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Long-term debt borrowings increased due to an additional $175.0 million of private placement debt which was issued in October 2002.

     EQUITY INCOME FROM INVESTMENTS. Equity income from investments of $8.2 million for the three months ended November 30, 2002 increased by $4.2 million (107%) compared to the three months ended November 30, 2001. The increase was primarily attributable to increased earnings from Ventura, a Processed Grains and Foods segment investment. In addition, the Energy segment recorded losses from the Country Energy investment in the prior fiscal year.

     MINORITY INTERESTS. Minority interests of $5.4 million for the three months ended November 30, 2002 increased by $2.4 million (79%) compared to the three months ended November 30, 2001. The change in minority interests was primarily a result of more profitable operations within the Company's majority-owned subsidiaries during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA), an approximately 74.5% owned subsidiary.

     INCOME TAXES. Income tax expense of $5.5 million for the three months ended November 30, 2002 decreased $0.7 million (12%) compared to the three months ended November 30, 2001, resulting in effective tax rates of a 12.0% and 13.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three months ended November 30, 2002 and 2001. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS FROM OPERATIONS

     Operating activities of the Company provided net cash of $2.1 million during the three months ended November 30, 2002. Net income of $40.4 million and net non-cash expenses of $23.8 million were partially offset by increased working capital requirements of $62.1 million. The increase in working capital requirements is primarily due to higher commodity prices and increased grain inventory balances.

     Operating activities of the Company provided net cash of $23.7 million during the three months ended November 30, 2001. Net income of $41.4 million and net non-cash expenses of $35.5 million were partially offset by increased working capital requirements of $53.2 million.


CASH FLOWS FROM INVESTING ACTIVITIES

     For the three months ended November 30, 2002 and 2001, the net cash flows used in the Company's investing activities totaled $31.9 million and $38.9 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $40.6 million and $21.8 million for the three months ended November 30, 2002 and 2001, respectively. For the year ended August 31, 2003 the Company expects to spend approximately $216.8 million for the acquisition of property, plant and equipment, which includes $57.0 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $90.0 million, of which $32.2 million was used for construction through November 30, 2002. Capital expenditures primarily related to the Environmental Protection Agency low sulfur fuel regulations required by 2006, are expected to be approximately $387.0 million in total for the Company's Laurel, Montana and NCRA's McPherson, Kansas refineries over the next three years, of which $9.5 million has been spent so far at NCRA. It is expected that approximately 80% of the costs will be incurred at NCRA. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

     Investments made during the three months ended November 30, 2002 and 2001 totaled $1.4 million and $6.1 million, respectively.

     Acquisitions of intangibles were $0.4 million and $27.5 million for the three months ended November 30, 2002 and 2001, respectively. During the three months ended November 30, 2001, the acquisitions of intangibles were primarily related to the purchase of Farmland's interest in its wholesale energy business, as previously discussed, and represents trademarks, tradenames and non-compete agreements.

     During the three months ended November 30, 2002 the changes in notes receivable resulted in a decrease in cash flows of $11.2 million primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the three months ended November 30, 2001 the changes in notes receivable resulted in a decrease of $2.2 million.

     Distributions to minority owners for the three months ended November 30, 2002 and 2001 were $0.5 million and $4.0 million, respectively, and were primarily related to NCRA.

     Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $4.7 million and $6.1 million for the three months ended November 30, 2002 and 2001, respectively. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $17.0 million and $15.4 million for the three months ended November 30, 2002 and 2001, respectively.


CASH FLOWS FROM FINANCING ACTIVITIES

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2002, the Company renewed its 364-day credit facility of $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On November 30, 2002, August 31, 2002 and November 30, 2001, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $246.1 million, $332.5 million and $110.8 million, respectively. The increase in 2002 is primarily due to increases in inventories in the Grain Marketing, Country Operations and Energy segments, related to higher grain prices and the purchase of Farmland's wholesale energy business, discussed previously. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company's 364-day credit facility.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. The Company had outstanding balances on this facility of $75.0 million on November 30, 2002, August 31, 2002 and November 30, 2001, respectively.

     The Company has financed its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements through the banks for cooperatives. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $142.7 million, $144.3 million and $149.2 million on November 30, 2002, August 31, 2002 and November 30, 2001, respectively. Repayments of $1.6 million were made on this facility during each of the three months ended November 30, 2002 and 2001.

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

     In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and will be repaid in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and will be repaid in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

     The Company, through NCRA, had revolving term loans outstanding of $17.3 million, $18.0 million and $20.3 million for the periods ended November 30, 2002, August 31, 2002 and November 30, 2001, respectively. Repayments of $0.8 million were made during each of the three months ended November 30, 2002 and 2001.

     On November 30, 2002, the Company had total long-term debt outstanding of $743.2 million, of which $251.4 million was bank financing, $480.0 million was private placement proceeds and $11.8 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended August 31, 2002 has not materially changed during the three months ended November 30, 2002 other than for the $175.0 million of private placement debt discussed previously, of which repayments will not start until 2007. The Company is in compliance with all debt covenants and restrictions as of November 30, 2002.

     During the three months ended November 30, 2002 and 2001, the Company borrowed on a long-term basis $175.0 million and $30.0 million, respectively, and during the same periods repaid long-term debt of $3.9 million and $5.8 million, respectively.

     In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a bylaw amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2002 are expected to be distributed during the second quarter of fiscal year 2003. The cash portion of this distribution, deemed by the Board of Directors to be 30%, is expected to be approximately $26.2 million and is classified as a current liability on the November 30, 2002 and August 31, 2002 consolidated balance sheets.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2002, to be distributed in fiscal year 2003, are expected to be approximately $30.3 million, of which $2.4 million was redeemed during the three months ended November 30, 2002. During the three months ended November 30, 2001 the Company redeemed $1.8 million of equity.

     As of November 30, 2002 the Company had $9.5 million (9,454,874 shares) of 8% Preferred Stock outstanding, and expenses related to the issuance of the shares were $3.5 million. Sales of the preferred shares have been suspended, as the Company is in the process of registering a new offering as noted below.

     The Board of Directors authorized the sale and issuance of up to 2,875,000 shares of 8% Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company filed a registration statement on Form S-2 on December 17, 2002 with the Securities and Exchange Commission registering the preferred shares, however, the registration statement is not yet effective.


OFF BALANCE SHEET FINANCING ARRANGEMENTS


LEASE COMMITMENTS:

     The Company's lease commitments presented in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended August 31, 2002 have not materially changed during the three months ended November 30, 2002.


GUARANTEES:

     The Company is a guarantor for lines of credit for related companies totaling up to $86.2 million, of which $39.0 million was outstanding as of November 30, 2002. The Company's bank covenants allow maximum guarantees of $100.0 million. All outstanding loans with respective creditors are current as of November 30, 2002.


DEBT:

     There is no material off balance sheet debt.


CRITICAL ACCOUNTING POLICIES

     The Company's Critical Accounting Policies are presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.


EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company's Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not currently estimable and therefore has not been recorded. The Company continues to assess whether any other ARO's exist related to its remaining operations, however, based on available information to date, no other ARO's have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended November 30, 2002 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.


ITEM 4. CONTROLS AND PROCEDURES

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


                          PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on December 5-6, 2002, the following directors were re-elected to the Board of Directors: Bruce Anderson, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Glen Keppy and Richard Owen. The following director was newly elected to the Board of Directors, replacing Steven
Burnet: David Bielenberg. The following directors' terms of office continued after the meeting: Robert Bass, Dennis Carlson, Robert Elliott, James Kile, Randy Knecht, Leonard Larsen, Duane Stenzel, Michael Toelle, Merlin Van Walleghen and Elroy Webster.

     At the same Annual Meeting, Members adopted a resolution amending Articles II and III of the Company's Bylaws to eliminate producer-members from the vote calculation and to instead base the vote calculation on sales and equity, beginning with votes occurring in 2003. A copy of the amended Bylaws is attached as Exhibit 3.2.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT     DESCRIPTION
-------     -----------
  3.1       Articles of Incorporation of the Company, as amended

  3.2       Bylaws of the Company, as amended

 99.1       Cautionary Statement

 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CENEX HARVEST STATES COOPERATIVES
                                      ---------------------------------
                                                (Registrant)





              DATE                 SIGNATURE
              ----                 ---------

         January 9, 2003           /s/ JOHN SCHMITZ
   --------------------------      -------------------------------------
            (Date)                 John Schmitz
                                   Executive Vice President and
                                   Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, John D. Johnson, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Cenex Harvest States Cooperatives;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: January 9, 2003

                                        /s/ JOHN D. JOHNSON
                                        -------------------------------------
                                        John D. Johnson
                                        President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, John Schmitz, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Cenex Harvest States Cooperatives;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: January 9, 2003

                                        /s/ JOHN SCHMITZ
                                        -------------------------------------
                                        John Schmitz
                                        Executive Vice President and
                                        Chief Financial Officer