Form 10-Q
period 2003-02-28
CENEX HARVEST STATES COOPERATIVES
filed 2003-04-04
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                    FORM 10-Q
                               -----------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003.

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
 INVER GROVE HEIGHTS, MN 55077                    (Registrant's telephone number
(Address of principal executive                        including area code)
   offices and zip code)

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

                                 YES _X_   NO ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES ___   NO _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                (Number of shares outstanding at
     (Class)                                            February 28, 2003)
     -------                                            ------------------
      NONE                                                     NONE

================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of February 28, 2003 (unaudited),
 August 31, 2002 and February 28, 2002 (unaudited) .......................    2

 Consolidated Statements of Operations for the three months and
 six months ended February 28, 2003 and 2002 (unaudited) .................    3

 Consolidated Statements of Cash Flows for the three months and
 six months ended February 28, 2003 and 2002 (unaudited) .................    4

 Notes to Consolidated Financial Statements (unaudited) ..................    5

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations .....................................   12

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......   20

 Item 4. Controls and Procedures .........................................   21


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K ................................   21


SIGNATURE PAGE ...........................................................   22


SECTION 302 CERTIFICATIONS ...............................................   23

                         PART I. FINANCIAL INFORMATION


                    SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99.1, under the caption "Cautionary Statement" to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2003.

ITEM 1. FINANCIAL STATEMENTS


              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                FEBRUARY 28,     AUGUST 31,     FEBRUARY 28,
                                                    2003            2002            2002
                                               --------------   ------------   -------------
(DOLLARS IN THOUSANDS)                           (UNAUDITED)                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents .................     $  108,886     $  108,192      $   86,498
 Receivables ...............................        767,147        741,578         586,232
 Inventories ...............................        861,753        759,663         601,650
 Other current assets ......................        254,841        140,944         105,096
                                                 ----------     ----------      ----------
  Total current assets .....................      1,992,627      1,750,377       1,379,476

INVESTMENTS ................................        469,456        496,607         461,058

PROPERTY, PLANT AND EQUIPMENT ..............      1,075,152      1,057,421       1,029,214

OTHER ASSETS ...............................        178,357        177,322         217,027
                                                 ----------     ----------      ----------
  Total assets .............................     $3,715,592     $3,481,727      $3,086,775
                                                 ==========     ==========      ==========

                            LIABILITIES AND EQUITIES

CURRENT LIABILITIES:
 Notes payable .............................     $  370,561     $  332,514      $  298,244
 Current portion of long-term debt .........         59,987         89,032          14,658
 Customer credit balances ..................        103,420         26,461          63,244
 Customer advance payments .................        159,538        169,123          83,154
 Checks and drafts outstanding .............         55,750         84,251          69,535
 Accounts payable ..........................        470,048        517,667         325,422
 Accrued expenses ..........................        229,990        225,704         153,509
 Dividends and equities payable ............         20,580         56,510          32,198
                                                 ----------     ----------      ----------
  Total current liabilities ................      1,469,874      1,501,262       1,039,964

LONG-TERM DEBT .............................        649,863        483,092         565,250

OTHER LIABILITIES ..........................        111,302        118,280         105,720

MINORITY INTERESTS IN SUBSIDIARIES .........         98,222         89,455          90,678

COMMITMENTS AND CONTINGENCIES

EQUITIES ...................................      1,386,331      1,289,638       1,285,163
                                                 ----------     ----------      ----------
  Total liabilities and equities ...........     $3,715,592     $3,481,727      $3,086,775
                                                 ==========     ==========      ==========


               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                          FEBRUARY 28,                    FEBRUARY 28,
                                                  -----------------------------   -----------------------------
                                                       2003            2002            2003            2002
(DOLLARS IN THOUSANDS)                            -------------   -------------   -------------   -------------
REVENUES:
 Net sales ....................................    $2,449,130      $1,859,811      $5,075,758      $3,731,763
 Patronage dividends ..........................           793           1,188             959           1,909
 Other revenues ...............................        27,790          23,648          62,879          55,724
                                                   ----------      ----------      ----------      ----------
                                                    2,477,713       1,884,647       5,139,596       3,789,396

Cost of goods sold ............................     2,416,412       1,822,402       4,979,206       3,626,766
Marketing, general and administrative .........        48,072          46,377          91,220          89,275
                                                   ----------      ----------      ----------      ----------

OPERATING EARNINGS ............................        13,229          15,868          69,170          73,355

Interest ......................................        11,436          10,249          24,249          21,064
Equity loss (income) from investments .........         5,772           2,176          (2,393)         (1,766)
Minority interests ............................         3,345           2,674           8,776           5,710
                                                   ----------      ----------      ----------      ----------
(LOSS) INCOME BEFORE
 INCOME TAXES .................................        (7,324)            769          38,538          48,347

INCOME TAXES ..................................        (3,224)         (1,602)          2,282           4,621
                                                   ----------      ----------      ----------      ----------

NET (LOSS) INCOME .............................    $   (4,100)     $    2,371      $   36,256      $   43,726
                                                   ==========      ==========      ==========      ==========


               The accompanying notes are an integral part of the
                 consolidated financial statements (unaudited).

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                     FEBRUARY 28,                   FEBRUARY 28,
                                                             ----------------------------   ----------------------------
                                                                 2003            2002           2003            2002
(DOLLARS IN THOUSANDS)                                       ------------   -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income .......................................    $   (4,100)    $    2,371      $   36,256     $   43,726
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
   Depreciation and amortization .........................        25,768         26,845          51,634         51,544
   Noncash net loss (income) from equity
    investments ..........................................         5,772          2,176          (2,393)        (1,766)
   Minority interests ....................................         3,345          2,674           8,776          5,710
   Adjustment of inventories to market value .............            --         (8,444)             --          6,441
   Noncash portion of patronage dividends
    received .............................................          (497)          (970)           (681)        (1,736)
   Gain on sale of property, plant and equipment .........          (733)          (395)           (270)        (2,743)
   Other, net ............................................         2,014            181           2,460            121
   Changes in operating assets and liabilities:
    Receivables ..........................................        58,291         51,663         (14,131)        97,716
    Inventories ..........................................        68,242        (55,246)       (102,090)      (107,637)
    Other current assets and other assets ................       (51,237)       (15,732)       (118,051)       (41,622)
    Customer credit balances .............................        11,628            654          76,959         24,758
    Customer advance payments ............................       (62,599)       (19,693)         (9,585)       (25,981)
    Accounts payable and accrued expenses ................      (173,502)      (125,337)        (42,291)      (169,596)
    Other liabilities ....................................        (4,842)           348          (6,978)         5,814
                                                              ----------     ----------      ----------     ----------
      Net cash used in operating activities ..............      (122,450)      (138,905)       (120,385)      (115,251)
                                                              ----------     ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment ............       (36,762)       (30,097)        (77,375)       (51,905)
 Proceeds from disposition of property, plant
  and equipment ..........................................         7,177          2,530          11,925          8,646
 Investments .............................................        (2,791)           (51)         (4,175)        (6,176)
 Equity investments redeemed .............................        12,780          7,282          28,093         21,374
 Investments redeemed ....................................         1,670            700           3,383          2,028
 Changes in notes receivable .............................          (275)         4,571         (11,516)         2,408
 Acquisition of intangibles ..............................           (55)           (62)           (434)       (27,531)
 Distribution to minority owners .........................            --           (366)           (463)        (4,351)
 Other investing activities, net .........................            23            (29)            467          1,061
                                                              ----------     ----------      ----------     ----------
      Net cash used in investing activities ..............       (18,233)       (15,522)        (50,095)       (54,446)
                                                              ----------     ----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable ................................       124,500        187,429          38,047        201,049
 Long-term debt borrowings ...............................            --             --         175,000         30,000
 Principal payments on long-term debt ....................       (33,377)        (4,348)        (37,279)       (10,128)
 Payments on derivative instruments ......................            --             --          (7,574)            --
 Changes in checks and drafts outstanding ................       (14,400)         9,472         (28,501)       (18,273)
 Proceeds from sale of preferred stock, net of expenses           82,516          2,858          82,580          2,858
 Preferred stock dividends paid ..........................          (190)           (10)           (374)           (10)
 Retirements of equities .................................       (21,938)       (21,357)        (24,360)       (23,187)
 Cash patronage dividends paid ...........................       (26,365)       (39,572)        (26,365)       (39,572)
                                                              ----------     ----------      ----------     ----------
      Net cash provided by financing activities ..........       110,746        134,472         171,174        142,737
                                                              ----------     ----------      ----------     ----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS ....................................       (29,937)       (19,955)            694        (26,960)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ...............................................       138,823        106,453         108,192        113,458
                                                              ----------     ----------      ----------     ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD ...........................................    $  108,886     $   86,498      $  108,886     $   86,498
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. ACCOUNTING POLICIES

     The unaudited consolidated balance sheets as of February 28, 2003 and 2002, and the statements of operations and cash flows for the three and six months ended February 28, 2003 and 2002 reflect, in the opinion of management of Cenex Harvest States Cooperatives (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company's businesses. The consolidated balance sheet data as of August 31, 2002 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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


GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company had $27.5 million of goodwill as of February 28, 2003, and during the six months then ended the Company disposed of $0.4 million due to sales of related assets in the Energy segment.

     Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The gross carrying amount of these intangible assets is $42.8 million with total accumulated amortization of $9.3 million as of February 28, 2003. Intangible assets of $0.4 million were acquired during the six months ended February 28, 2003. Total amortization expense for intangible assets during the three-month and six-month periods ended February 28, 2003 was approximately $1.2 million and $2.3 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $4.0 million annually.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company's Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded. The Company continues to assess whether any other ARO's exist related to its remaining operations, however, based on available information to date, no ARO's have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard do not have a material effect on the Company.


NOTE 2. RECEIVABLES

                                                     FEBRUARY 28,     AUGUST 31,     FEBRUARY 28,
                                                         2003            2002            2002
                                                    --------------   ------------   -------------
  Trade .........................................      $727,301        $717,888        $584,512
  Other .........................................        66,362          49,846          27,540
                                                       --------        --------        --------
                                                        793,663         767,734         612,052
  Less allowances for doubtful accounts .........        26,516          26,156          25,820
                                                       --------        --------        --------
                                                       $767,147        $741,578        $586,232
                                                       ========        ========        ========


NOTE 3. INVENTORIES

                                           FEBRUARY 28,     AUGUST 31,     FEBRUARY 28,
                                               2003            2002            2002
                                          --------------   ------------   -------------
  Grain and oilseed ...................      $411,584        $393,095        $256,503
  Energy ..............................       274,008         229,981         213,954
  Feed and farm supplies ..............       134,446          91,138         112,247
  Processed grain and oilseed .........        35,225          36,264          15,933
  Other ...............................         6,490           9,185           3,013
                                             --------        --------        --------
                                             $861,753        $759,663        $601,650
                                             ========        ========        ========


NOTE 4. INVESTMENTS

     During the three months ended February 28, 2003 the Company impaired the balance of its investment in Farmland Industries, Inc. in the amount of $1.7 million.

     The following provides summarized unaudited financial information for the Company's unconsolidated significant subsidiaries Ventura Foods, LLC and Agriliance, LLC, of which the Company has a 50% and 25% equity ownership, respectively, for the three-month and six-month periods as indicated below.

                               VENTURA FOODS, LLC

                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                     ENDED                      ENDED
                                 FEBRUARY 28,                FEBRUARY 28,
                           -------------------------   -------------------------
                               2003          2002          2003          2002
                           -----------   -----------   -----------   -----------
  Net sales ............    $275,392      $238,219      $562,417      $496,619
  Gross profit .........      29,643        36,997        79,371        78,098
  Net income ...........       1,612        10,584        22,403        25,828

                                 AGRILIANCE, LLC

                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                      ENDED                        ENDED
                                  FEBRUARY 28,                  FEBRUARY 28,
                            -------------------------   -----------------------------
                                2003          2002           2003            2002
                            -----------   -----------   -------------   -------------
   Net sales ............    $ 553,390     $ 576,171     $1,146,120      $1,253,218
   Gross profit .........       44,924        39,082         93,446          84,986
   Net loss .............      (25,246)      (31,956)       (45,356)        (53,108)


NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     During the three months ended February 28, 2003 the Country Operations segment recorded impairments of $3.2 million related to facilities where the undiscounted projected income and related cash flows were less than the carrying value of the facilities.

NOTE 6. DEBT

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


NOTE 7. EQUITIES

     In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold and are listed on the Nasdaq National Market. As of February 28, 2003, the Company had $86.3 million (3,450,000 shares) of the New Preferred outstanding. Expenses related to the issuance of the New Preferred were $3.7 million through the same period.

     As of February 28, 2003, the Company had $9.5 million (9,454,874 shares) of 8% Preferred Stock (Old Preferred) outstanding. The Company had previously suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company's Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred will be redeemed by the Company for $1 per share unless they are converted into shares of the Company's New Preferred. The conversion will not change the base liquidation amount or dividend amount of the Old Preferred since 25 shares of the Old Preferred will convert to 1 share of the New Preferred.


NOTE 8. COMPREHENSIVE INCOME

     For the three months ended February 28, 2003 and 2002, total comprehensive income amounted to $4.9 million loss and $1.6 million income, respectively. For the six months ended February 28, 2003 and 2002, total comprehensive income amounted to $29.7 million and $44.0 million, respectively. Accumulated other comprehensive loss on February 28, 2003, August 31, 2002 and February 28, 2002 was $58.5 million, $51.9 million and $1.7 million, respectively.


NOTE 9. NON-CASH FINANCING ACTIVITIES

     During the six months ended February 28, 2003 and 2002 the Company accrued dividends and equities payable of $16.3 million and $21.9 million, respectively.


NOTE 10. SEGMENT REPORTING

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

Segment information for the three months and six months ended February 28, 2003 and 2002 is as follows:

                                    COUNTRY
                                   AGRONOMY      ENERGY    OPERATIONS
                                 ------------ ----------- ------------
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ....................               $900,029     $430,832
  Patronage dividends ..........   $    (57)         50          795
  Other revenues ...............                  1,993       16,448
                                   --------    --------     --------
                                        (57)    902,072      448,075
  Cost of goods sold ...........                887,705      420,857
  Marketing, general and
   administrative ..............      1,578      13,577       15,332
  Interest .....................       (380)      4,001        2,616
  Equity loss (income) from
   investments .................      6,012        (235)        (255)
  Minority interests ...........                  3,070          275
                                   --------    --------     --------
  (Loss) income before
   income taxes ................   $ (7,267)   $ (6,046)    $  9,250
                                   ========    ========     ========
  Capital expenditures .........               $ 16,065     $  3,029
                                               ========     ========
  Depreciation and amortization    $    311    $ 14,510     $  5,333
                                   ========    ========     ========
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ....................               $588,564     $312,089
  Patronage dividends ..........                     25          947
  Other revenues ...............                    820       15,793
                                               --------     --------
                                                589,409      328,829
  Cost of goods sold ...........                563,148      309,590
  Marketing, general and
   administrative ..............   $  1,637      15,667       11,953
  Interest .....................       (306)      4,218        2,661
  Equity loss (income) from
   investments .................      8,304         157          219
  Minority interests ...........                  2,462          212
                                   --------    --------     --------
  (Loss) income before
   income taxes ................   $ (9,635)   $  3,757     $  4,194
                                   ========    ========     ========
  Capital expenditures .........               $ 15,970     $  4,790
                                               ========     ========
  Depreciation and amortization    $    311    $ 15,814     $  5,170
                                   ========    ========     ========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                  PROCESSED
                                      GRAIN      GRAINS AND               RECONCILING
                                    MARKETING       FOODS       OTHER       AMOUNTS        TOTAL
                                 -------------- ------------ ---------- -------------- -------------
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ....................   $1,224,746     $128,291                $ (234,768)   $2,449,130
  Patronage dividends ..........          (52)          27     $   30                          793
  Other revenues ...............        6,232          947      2,170                       27,790
                                   ----------     --------     ------     ----------    ----------
                                    1,230,926      129,265      2,200       (234,768)    2,477,713
  Cost of goods sold ...........    1,222,653      119,965                  (234,768)    2,416,412
  Marketing, general and
   administrative ..............        5,912       10,057      1,616                       48,072
  Interest .....................        1,024        3,319        856                       11,436
  Equity loss (income) from
   investments .................        1,710       (1,460)                                  5,772
  Minority interests ...........                                                             3,345
                                   ----------     --------     ------     ----------    ----------
  (Loss) income before
   income taxes ................   $     (373)    $ (2,616)    $ (272)    $       --    $   (7,324)
                                   ==========     ========     ======     ==========    ==========
  Capital expenditures .........   $      399     $ 16,808     $  461                   $   36,762
                                   ==========     ========     ======                   ==========
  Depreciation and amortization    $    1,605     $  3,267     $  742                   $   25,768
                                   ==========     ========     ======                   ==========
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ....................   $1,006,680     $126,143                $ (173,665)   $1,859,811
  Patronage dividends ..........          173                  $   43                        1,188
  Other revenues ...............        5,838          538        659                       23,648
                                   ----------     --------     ------     ----------    ----------
                                    1,012,691      126,681        702       (173,665)    1,884,647
  Cost of goods sold ...........    1,003,681      119,648                  (173,665)    1,822,402
  Marketing, general and
   administrative ..............        5,590       10,394      1,136                       46,377
  Interest .....................        1,398        2,393       (115)                      10,249
  Equity loss (income) from
   investments .................         (976)      (5,528)                                  2,176
  Minority interests ...........                                                             2,674
                                   ----------     --------     ------     ----------    ----------
  (Loss) income before
   income taxes ................   $    2,998     $   (226)    $ (319)    $       --    $      769
                                   ==========     ========     ======     ==========    ==========
  Capital expenditures .........   $    2,713     $  6,306     $  318                   $   30,097
                                   ==========     ========     ======                   ==========
  Depreciation and amortization    $    1,347     $  3,408     $  795                   $   26,845
                                   ==========     ========     ======                   ==========

                                                                         COUNTRY
                                            AGRONOMY       ENERGY     OPERATIONS
                                         ------------- ------------- ------------
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ............................                $1,811,618     $919,898
  Patronage dividends ..................   $     (57)           63          846
  Other revenues .......................                     4,729       40,985
                                           ---------    ----------     --------
                                                 (57)    1,816,410      961,729
  Cost of goods sold ...................                 1,748,034      906,970
  Marketing, general and
   administrative ......................       2,718        27,762       27,935
  Interest .............................        (678)        8,011        8,004
  Equity loss (income) from
   investments .........................      10,030          (555)        (470)
  Minority interests ...................                     8,205          571
                                           ---------    ----------     --------
  (Loss) income before
   income taxes ........................   $ (12,127)   $   24,953     $ 18,719
                                           =========    ==========     ========
  Goodwill assets ......................                $    3,647     $    262
                                                        ==========     ========
  Capital expenditures .................                $   34,024     $ 13,351
                                                        ==========     ========
  Depreciation and amortization ........   $     623    $   29,048     $ 10,754
                                           =========    ==========     ========
  Total identifiable assets at
   February 28, 2003 ...................   $ 222,578    $1,363,611     $986,896
                                           =========    ==========     ========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ............................                $1,142,806     $686,755
  Patronage dividends ..................                       448        1,008
  Other revenues .......................                     3,439       36,282
                                                        ----------     --------
                                                         1,146,693      724,045
  Cost of goods sold ...................                 1,061,123      683,807
  Marketing, general and
   administrative ......................   $   2,804        30,667       24,405
  Interest .............................        (733)        8,300        5,804
  Equity loss (income) from
   investments .........................      11,606         1,533          213
  Minority interests ...................                     5,357          353
                                           ---------    ----------     --------
  (Loss) income before
   income taxes ........................   $ (13,677)   $   39,713     $  9,463
                                           =========    ==========     ========
  Goodwill assets ......................                $    4,892     $    325
                                                        ==========     ========
  Capital expenditures .................                $   25,650     $ 10,538
                                                        ==========     ========
  Depreciation and amortization ........   $     623    $   29,674     $ 10,543
                                           =========    ==========     ========
  Total identifiable assets at
   February 28, 2002 ...................   $ 217,822    $1,202,734     $784,546
                                           =========    ==========     ========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                         PROCESSED
                                             GRAIN      GRAINS AND                 RECONCILING
                                           MARKETING       FOODS        OTHER        AMOUNTS        TOTAL
                                         ------------- ------------ ------------ -------------- -------------
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ............................  $2,612,024    $ 242,124                  $ (509,906)   $5,075,758
  Patronage dividends ..................          26           27     $     54                          959
  Other revenues .......................      12,836        1,856        2,473                       62,879
                                          ----------    ---------     --------     ----------    ----------
                                           2,624,886      244,007        2,527       (509,906)    5,139,596
  Cost of goods sold ...................   2,607,824      226,284                    (509,906)    4,979,206
  Marketing, general and
   administrative ......................      11,983       18,145        2,677                       91,220
  Interest .............................       2,882        5,665          365                       24,249
  Equity loss (income) from
   investments .........................         896      (12,294)                                   (2,393)
  Minority interests ...................                                                              8,776
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    1,301    $   6,207     $   (515)    $       --    $   38,538
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   27,514
                                                        =========                                ==========
  Capital expenditures .................  $      916    $  27,964     $  1,120                   $   77,375
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    3,210    $   6,402     $  1,597                   $   51,634
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   February 28, 2003 ...................  $  466,919    $ 454,453     $221,135                   $3,715,592
                                          ==========    =========     ========                   ==========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ............................  $1,988,577    $ 289,192                  $ (375,567)   $3,731,763
  Patronage dividends ..................         352                  $    101                        1,909
  Other revenues .......................      14,290          563        1,150                       55,724
                                          ----------    ---------     --------     ----------    ----------
                                           2,003,219      289,755        1,251       (375,567)    3,789,396
  Cost of goods sold ...................   1,985,678      271,725                    (375,567)    3,626,766
  Marketing, general and
   administrative ......................      11,067       17,973        2,359                       89,275
  Interest .............................       3,027        4,989         (323)                      21,064
  Equity loss (income) from
   investments .........................      (1,965)     (13,153)                                   (1,766)
  Minority interests ...................                                                              5,710
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    5,412    $   8,221     $   (785)    $       --    $   48,347
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   28,822
                                                        =========                                ==========
  Capital expenditures .................  $    3,728    $  11,485     $    504                   $   51,905
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    2,691    $   6,429     $  1,584                   $   51,544
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   February 28, 2002 ...................  $  306,445    $ 396,734     $178,494                   $3,086,775
                                          ==========    =========     ========                   ==========


NOTE 11. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
     The Company, including NCRA, expects to incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures are expected to be approximately $387.0 million in total for the Company's Laurel, Montana and NCRA's McPherson, Kansas refineries over the next three years, of which $0.1 million has been spent at the Laurel refinery and $15.5 million has been spent by NCRA at the McPherson refinery as of February 28, 2003. It is expected that approximately 80% of the costs for these projects will be incurred at NCRA's McPherson facility. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

GAIN ON LEGAL SETTLEMENTS

     During the six months ended February 28, 2003 the Company received cash proceeds and recorded gains of $10.7 million, of which $8.9 million was received during the current quarter then ended, related to legal settlements from several vitamin product suppliers against whom the Company alleged certain price-fixing claims. The Company has recorded these gains in cost of goods sold.


GUARANTEES

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

     The Company makes seasonal and term loans to member cooperatives, and its wholly-owned subsidiary, Fin-Ag, Inc., makes loans for agricultural purposes to individual producers. Some of these loans are sold to CoBank, ACB, and the Company guarantees a portion of the loans sold. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

     The Company's obligations pursuant to its guarantees as of February 28, 2003 were as follows:

                           (DOLLARS IN THOUSANDS)
                          GUARANTEE    EXPOSURE ON
                           MAXIMUM    FEBRUARY 28,
 SUBSIDIARY/AFFILIATE     EXPOSURE       2003          NATURE OF GUARANTEE
------------------------ ----------- -------------- -----------------------
The Company's                         $ 8,481       10% of the obligations
Financial Services                                  of borrowers
cooperative loans                                   (agricultural
sold to CoBank,                                     cooperatives) under
ACB                                                 credit agreements for
                                                    loans sold

Fin-Ag, Inc.                          $31,102       15% of the obligations
agricultural loans                                  of borrowers under
sold to CoBank,                                     credit agreements for
ACB                                                 some of the loans sold,
                                                    and 100% of the
                                                    obligations of
                                                    borrowers for the
                                                    remaining loans sold

TEMCO, LLC               $ 7,500      $ 6,288       Obligations by
                                                    TEMCO, LLC under
                                                    credit agreement

North Valley             $   194      $   194       Obligations by North
Petroleum, LLC                                      Valley Petroleum, LLC
                                                    under credit agreement

Third parties                         $   407       Surety for, or
                                      -------       indemnification of
                                                    surety for sales
                                                    contracts between
                                                    affiliates and sellers of
                                                    grain under deferred
                                                    payment contracts
                                      $46,472
                                      =======

[WIDE TABLE CONTINUED FROM ABOVE]

                                             TRIGGERING     RECOURSE     ASSETS HELD
 SUBSIDIARY/AFFILIATE      EXPIRATION DATE      EVENT      PROVISIONS   AS COLLATERAL
------------------------ ------------------ ------------ ------------- ---------------
The Company's            None stated, but   Credit       Subrogation   Some or all
Financial Services       may be             Agreement    against       assets of
cooperative loans        terminated by      Default      borrower      borrower are
sold to CoBank,          either party                                  held as
ACB                      upon 60 days                                  collateral and
                         prior notice in                               should be
                         regard to future                              sufficient to
                         obligations                                   cover
                                                                       guarantee
                                                                        exposure

Fin-Ag, Inc.             None stated, but   Credit       Subrogation   Some or all
agricultural loans       may be             Agreement    against       assets of
sold to CoBank,          terminated by      Default      borrower      borrower are
ACB                      either party                                  held as
                         upon 90 days                                  collateral and
                         prior notice in                               should be
                         regard to future                              sufficient to
                         obligations                                   cover
                                                                       guarantee
                                                                        exposure

TEMCO, LLC               None stated        Credit       Subrogation   None
                                            Agreement    against
                                            Default      TEMCO,
                                                         LLC

North Valley             None stated        Credit       Subrogation   None
Petroleum, LLC                              Agreement    against
                                            Default      North
                                                         Valley
                                                         Petroleum,
                                                         LLC

Third parties            Annual renewal     Nonpayment   Subrogation   Some or all
                         on December                     against       assets of
                         1st in regard to                affiliates    borrower are
                         surety for one                                held as
                         third party,                                  collateral but
                         otherwise none                                might not be
                         stated and may                                sufficient to
                         be terminated                                 cover
                         by the Company                                guarantee
                         at any time in                                exposure
                         regard to future
                         obligations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cenex Harvest States Cooperatives (CHS or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.

     The Company has five distinct business segments: Agronomy, Energy, Country Operations, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the three months and six months ended February 28, 2003 and 2002 is shown in Note 10 to the Consolidated Financial Statements.

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

     While the Company's sales and operating earnings are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records as equity income from investments its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company's consolidated statements of operations. These investments principally include the Company's 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

     NET (LOSS) INCOME. Consolidated net loss for the three months ended February 28, 2003 was $4.1 million compared to net income of $2.4 million for the three months ended February 28, 2002, which represents a $6.5 million variance. Losses in the Energy segment were partially offset by increased income in the Country Operations segment compared to the three months ended February 28, 2002.

     NET SALES. Consolidated net sales of $2.4 billion for the three months ended February 28, 2003 increased $589.3 million (32%) compared to the three months ended February 28, 2002.

     Energy net sales of $877.1 million increased $304.6 million (53%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Sales for the three months ended February 28, 2003 and 2002 were $900.0 million and $588.6 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $22.9 million and $16.1 million for the three months ended February 28, 2003 and 2002, respectively. The net increase in sales was primarily a result of a refined fuels average sales price increase of $0.34 per gallon and a volume increase of 5% compared to the three months ended February 28, 2002.
In addition,
propane sales volumes increased 20% and the average sales price increased $0.08 per gallon compared to the three months ended February 28, 2002. Refined fuels commodity price increases were primarily the result of worldwide market uncertainties and a colder winter compared to the prior year. The propane volume increases were primarily a result of increased demand due to a colder winter compared to the prior year.

     Country Operations farm supply sales of $119.8 million increased by $25.0 million (26%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. The increase is primarily due to increased volumes from an acquisition, price increases on energy products and additional tons of feed sold.

     Company-wide grain and oilseed net sales of $1.3 billion increased $257.6 million (24%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Sales for the three months ended February 28, 2003 were $1,224.7 million and $311.1 million from the Grain Marketing and Country Operations segments, respectively. Sales for the three months ended February 28, 2002 were $1,006.7 million and $217.3 million from the Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $211.8 million and $157.6 million, for the three months ended February 28, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $0.69 per bushel (18%) in the average sales price of all grain and oilseed marketed by the Company and an increase in grain volume of 5% compared to the three months ended February 28, 2002.

     Processed Grains and Foods net sales of $128.3 million increased $2.1 million (2%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. This increase is primarily due to a sales volume increase of 3% and an average sales price increase of $0.08 per pound on refined oil. This increase was partially offset by a decrease in wheat milling sales due to the formation of Horizon, a joint venture that was formed in January 2002. After that date, the Company has accounted for operating results of Horizon under the equity method of accounting. The Company has a 24% interest in Horizon, and Cargill, Incorporated (Cargill) has a 76% interest. The Company is leasing its five mills and related equipment to Horizon under an operating lease.

     PATRONAGE DIVIDENDS. Patronage dividends received of $0.8 million decreased $0.4 million (33%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002.

     OTHER REVENUES. Other revenues of $27.8 million increased $4.1 million (18%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. The most significant changes were increased revenues within the Energy and Other segments compared to the three months ended February 28, 2002.

     COST OF GOODS SOLD. Cost of goods sold of $2.4 billion increased $594.0 million (33%) during the three months ended February 28, 2003, compared to the three months ended February 28, 2002. The Energy segment cost of goods sold increased by $324.6 million (58%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Refined fuels average cost increased by $0.36 per gallon and volumes increased by 5% compared to the three months ended February 28, 2002, primarily the result of worldwide market uncertainties and a colder winter compared to the prior year. Propane volumes increased by 20% and the average cost increased by $0.09 per gallon compared to the three months ended February 28, 2002, which was primarily the result of a colder winter compared to the prior year. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $249.5 million (24%) compared to the three months ended February 28, 2002 primarily due to a $0.68 average cost per bushel increase (18%) and a 5% increase in volume. Country Operations segment farm supply cost of goods sold increased by $17.9 million (25%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Volumes increased due to acquisitions and additional feed volumes and the average cost per unit increased on energy products. In addition, during the three months ended February 28, 2003 the Country Operations segment recorded impairments of $3.2 million on its facilities. The increase in the Country Operations segment was partially offset by $8.9 million of cash received in January 2003 from a class action lawsuit, alleging illegal price-fixing against various feed vitamin product suppliers. Processed

Grains and Foods segment cost of goods sold increased $0.3 million compared to the three months ended February 28, 2002, primarily due to increased volumes of 3% and an average cost of raw materials increase of $0.07 per pound on soybeans, which was offset by decreased cost of goods sold due to the formation of Horizon, as previously discussed.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses of $48.1 million for the three months ended February 28, 2003 increased by $1.7 million (4%) compared to the three months ended February 28, 2002. Marketing, general and administrative expenses increased by $1.7 million related to an impairment on the balance of the Company's investment in Farmland Industries, Inc. (Farmland), of which $1.6 million was in the Country Operations segment. In addition, marketing, general and administrative expense changes in Country Operations and Energy segments were primarily due to acquisitions.

     INTEREST. Interest expense of $11.4 million for the three months ended February 28, 2003 increased by $1.2 million (12%) compared to the three months ended February 28, 2002. The average level of short-term borrowings increased $33.2 million to finance working capital needs, primarily due to increased inventories related to higher commodity prices. The average short-term interest rate increased 0.4% during the three months ended February 28, 2003 compared to the three months ended February 28, 2002.

     EQUITY LOSS (INCOME) FROM INVESTMENTS. Equity loss from investments of $5.8 million for the three months ended February 28, 2003 increased by $3.6 million compared to the three months ended February 28, 2002. The additional equity loss was primarily attributable to decreased earnings from Ventura, a Processed Grains and Foods segment investment and losses in Grain Marketing investments due to tighter grain margins compared to February 28, 2002. These decreases were partially offset by decreased losses in Agriliance, an Agronomy segment investment, compared to the three-month period ended February 28, 2002.

     MINORITY INTERESTS. Minority interests of $3.3 million for the three months ended February 28, 2003 increased by $0.7 million (25%) compared to the three months ended February 28, 2002. The net change in minority interests was primarily a result of more profitable operations within the Company's majority-owned subsidiaries during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA), an approximately 74.5% owned subsidiary.

     INCOME TAXES. An income tax benefit of $3.2 million for the three months ended February 28, 2003 increased $1.6 million compared to the three months ended February 28, 2002. The income taxes and the effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

     NET (LOSS) INCOME. Consolidated net income for the six months ended February 28, 2003 was $36.3 million compared to $43.7 million for the six months ended February 28, 2002, which represents a $7.4 million (17%) decrease. Reduced income in the Energy segment was partially offset by increased income in the Country Operations segment compared to the six months ended February 28, 2002.

     NET SALES. Consolidated net sales of $5.1 billion for the six months ended February 28, 2003 increased $1.3 billion (36%) compared to the six months ended February 28, 2002.

     Energy net sales of $1.8 billion increased $651.9 million (59%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Sales for the six months ended February 28, 2003 and 2002 were $1,811.6 million and $1,142.8 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations segment of $46.9 million and $30.0 million for the six months ended February 28, 2003 and 2002, respectively. The increase was primarily the result of increased refined fuels volumes of 32% and an average sales price increase of $0.22 per gallon compared to the six months ended February 28, 2002. In addition, propane sales volumes increased 38% and the average sales price increased $0.04 per gallon compared to the six months ended February 28, 2002. Refined fuels and propane increases were primarily a result of the acquisition of the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC a joint venture formerly with Farmland at a purchase price of $39.2 million. In addition, refined fuels commodity prices increased as a result of worldwide market uncertainties and a colder winter compared to the prior year. Propane volumes increased due to a colder winter compared to the prior year.

     Country Operations farm supply sales of $274.3 million increased by $47.2 million (21%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. The increase is primarily due to increased volumes from an acquisition, increased tons of feed sold and price increases on energy products.

     Company-wide grain and oilseed net sales of $2.8 billion increased $692.0 million (33%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Sales for the six months ended February 28, 2003 were $2,612.0 million and $645.6 million from Grain Marketing and Country Operations segments, respectively. Sales for the six months ended February 28, 2002 were $1,988.6 million and $459.6 million from the Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $463.0 million and $345.6 million, for the six months ended February 28, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $1.36 per bushel (40%) in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 5% compared to the six months ended February 28, 2002.

     Processed Grains and Foods net sales of $242.1 million decreased $47.1 million (16%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. The net decrease in sales is primarily due to the formation of Horizon, as previously discussed. This decrease was partially offset by increased refined oil sales primarily due to a volume increase of 1% and an average price increase of $0.05 per pound.

     PATRONAGE DIVIDENDS. Patronage dividends received of $1.0 million decreased $1.0 million during the six months ended February 28, 2003 compared to the six months ended February 28, 2002.

     OTHER REVENUES. Other revenues of $62.9 million increased $7.2 million (13%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. The most significant changes were due to increased service and other revenues within the Country Operations segment compared to the six months ended February 28, 2002.

     COST OF GOODS SOLD. Cost of goods sold of $5.0 billion increased $1.4 billion (37%) during the six months ended February 28, 2003, compared to the six months ended February 28, 2002. Cost of goods sold in the Energy segment increased by $686.9 million (65%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Refined fuels volumes increased by 32% and the average cost increased by $0.24 per gallon compared to the six months ended February 28, 2002, primarily the result of the acquisition previously discussed, worldwide market uncertainties and a colder winter compared to the prior year. Propane volumes increased by 38% and the average cost increased by $0.04 per gallon compared to the six months ended February 28, 2002, primarily the result of the acquisition previously discussed and a colder winter compared to the prior year. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $673.7 million (33%) compared to the six months ended February 28, 2002 primarily due to a $1.35 average cost per bushel increase (40%), which was partially offset by a 5% decrease in volume. Country Operations segment farm supply cost of goods sold increased by $34.7 million (19%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002 primarily due to an acquisition, volume increases on feed, and an average cost per unit increase on energy products. In addition, during the six months ended February 28, 2003 the Country Operations segment recorded impairments of $3.2 million on its facilities. The increase in the Country Operations segment was partially offset by $10.7 million of cash received from a class action lawsuit, alleging illegal price fixing against various feed vitamin product suppliers. Cost of goods sold in the Processed Grains and Foods segment decreased by $45.4 million (17%) compared to the six months ended February 28, 2002, primarily due to the formation of Horizon, as previously discussed, which was partially offset by refined oil volume increases of 1% and cost of raw material increases of $0.04 per pound.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses of $91.2 million for the six months ended February 28, 2003 increased by $1.9 million (2%) compared to the six months ended February 28, 2002. Marketing, general and administrative expenses increased by $1.7 million related to an impairment on the balance of the Company's investment in Farmland, of which $1.6 million was in the Country Operations segment. In addition, marketing, general and administrative expense changes in Country Operations and Energy segments were primarily due to acquisitions.

     INTEREST. Interest expense of $24.2 million for the six months ended February 28, 2003 increased by $3.2 million (15%) compared to the six months ended February 28, 2002. The average level of short-term borrowings increased $142.1 million to finance working capital needs, primarily due to increases in inventories in the Grain Marketing, Country Operations and Energy segments, related to higher commodity prices and the purchase of Farmland's wholesale energy business, discussed previously. The average short-term interest rate decreased 0.4% during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Long-term debt borrowings increased due to an additional $175.0 million of private placement debt which was issued in October 2002.

     EQUITY (LOSS) INCOME FROM INVESTMENTS. Equity income from investments of $2.4 million for the six months ended February 28, 2003 increased by $0.6 million (36%) compared to the six months ended February 28, 2002. The increase was primarily attributable to increased earnings from the Energy segment investments and decreased losses from Agriliance, an Agronomy segment investment. The increase was partially offset by decreased investment earnings in the Grain Marketing and Processed Grain and Foods segments.

     MINORITY INTERESTS. Minority interests of $8.8 million for the six months ended February 28, 2003 increased by $3.1 million (54%) compared to the six months ended February 28, 2002. The net change in minority interests was primarily a result of more profitable operations within the Company's majority-owned subsidiaries during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

     INCOME TAXES. Income tax expense of $2.3 million for the six months ended February 28, 2003 decreased $2.3 million (51%) compared to the six months ended February 28, 2002, resulting in effective tax rates of a 5.9% and 9.6%, respectively. The income taxes and the effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

     Operating activities of the Company used net cash of $122.5 million and $138.9 million during the three months ended February 28, 2003 and 2002, respectively. For the three-month period ended in 2003, net non-cash expenses of $35.6 million were offset by a net loss for the period of $4.1 million and increased working capital requirements of $154.0 million. For the three-month period ended in 2002, net income of $2.4 million and net non-cash expenses of $22.1 million were offset by increased working capital requirements of $163.4 million.

     Operating activities of the Company used net cash of $120.4 million and $115.3 million during the six months ended February 28, 2003 and 2002, respectively. For the six-month period ended in 2003, net income of $36.3 million and net non-cash expenses of $59.5 million were offset by increased working capital requirements of $216.2 million. For the six-month period ended in 2002, net income of $43.7 million and net non-cash expenses of $57.6 million were offset by increased working capital requirements of $216.6 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     For the three months ended February 28, 2003 and 2002, the net cash flows used in the Company's investing activities totaled $18.2 million and $15.5 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $36.8 million and $30.1 million for the three months ended February 28, 2003 and 2002, respectively. For the year ended August 31, 2003 the Company expects to spend approximately $216.8 million for the acquisition of property, plant and equipment, which includes $57.0 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $80.0 million, of which $47.4 million was used for construction through February 28, 2003. Capital expenditures primarily related to the Environmental Protection Agency low sulfur fuel regulations required by 2006, are expected to be approximately $387.0 million in total for the Company's Laurel, Montana and NCRA's McPherson, Kansas refineries over the next three years, of which $0.1 million has been spent at the Laurel refinery and $15.5 million has been spent by NCRA at the McPherson refinery as of February 28, 2003. It is expected that approximately 80% of the costs will be incurred at NCRA's McPherson refinery. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

     Investments made during the three months ended February 28, 2003 and 2002 totaled $2.8 million and $0.1 million, respectively.

     Acquisitions of intangibles were $0.1 million for each of the three months ended February 28, 2003 and 2002, respectively.

     During the three months ended February 28, 2003 the changes in notes receivable resulted in a decrease in cash flows of $0.3 million, and during the three months ended February 28, 2002 the changes in notes receivable resulted in an increase in cash flows of $4.6 million.

     Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $7.2 million and $2.5 million for the three months ended February 28, 2003 and 2002, respectively. Also partially offsetting cash outlays were distributions received from joint ventures and investments totaling $14.5 million and $8.0 million for the three months ended February 28, 2003 and 2002, respectively.

     For the six months ended February 28, 2003 and 2002, the net cash flows used in the Company's investing activities totaled $50.1 million and $54.4 million, respectively.

     The acquisition of property, plant and equipment comprised the primary use of cash totaling $77.4 million and $51.9 million for the six months ended February 28, 2003 and 2002, respectively.

     Investments made during the six months ended February 28, 2003 and 2002 totaled $4.2 million and $6.2 million, respectively.

     Acquisitions of intangibles were $0.4 million and $27.5 million for the six months ended February 28, 2003 and 2002, respectively. During the six months ended February 28, 2002, the acquisitions of intangibles were primarily related to the purchase of Farmland's interest in its wholesale energy business, as previously discussed, and represents trademarks, tradenames and non-compete agreements.

     During the six months ended February 28, 2003 the changes in notes receivable resulted in a decrease in cash flows of $11.5 million primarily from additional related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the six months ended February 28, 2002 the changes in notes receivable resulted in an increase of $2.4 million.

     Distributions to minority owners for the six months ended February 28, 2003 and 2002 were $0.5 million and $4.4 million, respectively, and were primarily related to NCRA.

     Partially offsetting cash outlays in investing activities were distributions received from joint ventures and investments totaling $31.5 million and $23.4 million for the six months ended February 28, 2003 and 2002, respectively. Also partially offsetting cash outlays were proceeds from the disposition of property, plant and equipment of $11.9 million and $8.6 million for the six months ended February 28, 2003 and 2002, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

     The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2002, the Company renewed its 364-day credit facility of $550.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On February 28, 2003,

August 31, 2002 and February 28, 2002, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $370.6 million, $332.5 million and $298.2 million, respectively. The increase in 2003 is primarily due to increases in inventories in the Grain Marketing and Country Operations segments related to higher grain prices. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company's 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company's preferred stock (net of broker commissions of $3.2 million) was also used to pay down the 364-day credit facility.

     In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. The Company had outstanding balances on this facility of $45.0 million, $75.0 million and $75.0 million on February 28, 2003, August 31, 2002 and February 28, 2002, respectively. Repayments of $30.0 million were made on this facility during the three months ended February 28, 2003.

     The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and cooperative banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $141.0 million, $144.3 million and $147.6 million on February 28, 2003, August 31, 2002 and February 28, 2002, respectively. Repayments of $1.6 million and $3.3 million were made on this facility during each of the three months and six months ended February 28, 2003 and 2002.

     Also in June 1998, the Company completed a private placement with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal annual installments of $37.5 million each in the years 2008 through 2013.

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

     In October 2002, the Company completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and will be repaid in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and will be repaid in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

     The Company, through NCRA, had revolving term loans outstanding of $16.5 million, $18.0 million and $19.5 million on February 28, 2003, August 31, 2002 and February 28, 2002, respectively. Repayments of $0.8 million and $1.5 million were made during each of the three months and six months ended February 28, 2003 and 2002.

     On February 28, 2003, the Company had total long-term debt outstanding of $709.9 million, of which $219.1 million was bank financing, $480.0 million was private placement proceeds and $10.8 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended August 31, 2002 has not materially changed during the six months ended February 28, 2003 other than for the $30.0 million repayment on the five-year revolver which was classified as a current payable on August 31, 2002, and the $175.0 million of private placement debt discussed previously, of which repayments will not start until 2007. The Company is in compliance with all debt covenants and restrictions as of February 28, 2003.

     During the three months ended February 28, 2003 and 2002, the Company received no proceeds from borrowings on a long-term basis, and repaid long-term debt of $33.4 million and $4.3 million, respectively.

     During the six months ended February 28, 2003 and 2002, the Company borrowed on a long-term basis $175.0 million and $30.0 million, respectively, and during the same periods repaid long-term debt of $37.3 million and $10.1 million, respectively.

     In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company's practice prior to this date. This change was authorized through a bylaw amendment at the Company's annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2002 were distributed during the three months ended February 28, 2003. The cash portion of this distribution, deemed by the Board of Directors to be 30%, was $26.4 million. During the three months ended February 28, 2002 the Company distributed cash patronage of $39.6 million from the patronage earnings of the fiscal year ended August 31, 2001.

     The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities that have been outstanding for more than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates that have been outstanding for more than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2002, to be distributed in fiscal year 2003, are expected to be approximately $30.3 million, of which $24.4 million was redeemed during the six months ended February 28, 2003. During the six months ended February 28, 2002 the Company redeemed $23.2 million of equity. Redemptions of equity by the Company during the three-month periods ended February 28, 2003 and 2002 were $21.9 million and $21.4 million, respectively.

     In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold and are listed on the Nasdaq National Market. As of February 28, 2003 the Company had $86.3 million (3,450,000 shares) of the New Preferred outstanding. Expenses related to the issuance of the New Preferred were $3.7 million through the same period.

     As of February 28, 2003 the Company had $9.5 million (9,454,874 shares) of 8% Preferred Stock (Old Preferred) outstanding. The Company had previously suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003 the Company's Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred will be redeemed by the Company for $1 per share unless they are converted into shares of the Company's New Preferred. The conversion will not change the base liquidation amount or dividend amount of the Old Preferred since 25 shares of the Old Preferred will convert to 1 share of the New Preferred.


OFF BALANCE SHEET FINANCING ARRANGEMENTS

LEASE COMMITMENTS:

     The Company's lease commitments presented in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended August 31, 2002 have not materially changed during the six months ended February 28, 2003.

GUARANTEES:

     The Company is a guarantor for lines of credit for related companies of which $46.5 million was outstanding on February 28, 2003. The Company's bank covenants allow maximum guarantees of $100.0 million. All outstanding loans with respective creditors are current as of February 28, 2003.

DEBT:

     There is no material off balance sheet debt.


CRITICAL ACCOUNTING POLICIES

     The Company's Critical Accounting Policies are presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.


EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

     The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. The Company has recently opened a grain marketing office in Brazil that will impact its exposure to foreign currency fluctuations.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company's Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not currently estimable and therefore has not been recorded. The Company continues to assess whether any other ARO's exist related to its remaining operations, however, based on available information to date, no ARO's have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee. The Company has adopted this interpretation for the quarter ended February 28, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard do not have a material effect on the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended February 28, 2003 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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


                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT     DESCRIPTION
     ---------   -----------

     4.1 Resolution amending the Certificate of Designations for the Company's 8% Preferred Stock

     10.1        2002 Amended and Restated Credit Agreement (364-Day Revolving
                 Loan) dated December 17, 2002 by and among National Cooperative Refinery Association, CoBank, ACB and Farm Credit Bank of Wichita, D/B/A U.S. AgBank, FCB

     99.1        Cautionary Statement

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



                                               CENEX HARVEST STATES COOPERATIVES
                                               ---------------------------------
                                                        (Registrant)





              DATE                             SIGNATURE
              ----                             ---------

          April 4, 2003                        /s/ JOHN SCHMITZ
   --------------------------                  ---------------------------------
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

          Date: April 4, 2003

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

          Date: April 4, 2003

                                                    /s/ JOHN SCHMITZ
                                                    ----------------------------
                                                    John Schmitz
                                                    Executive Vice President and
                                                    Chief Financial Officer