Form 10-K/A
period 2002-08-31
CENEX HARVEST STATES COOPERATIVES
filed 2003-06-27
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 333–17865
Exchange Act filing number: 0–50150

CENEX HARVEST STATES COOPERATIVE
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (IRS Employer Identification No.)
5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices)	(651) 451-5151 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant: The registrant has no voting stock outstanding.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

CENEX HARVEST STATES COOPERATIVES

Explanatory Note

        This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and is being filed solely to amend Item 8, Item 15(a)(1) and Item 15(a)(3) to include, pursuant to the requirements of Section 210.3-09 of Regulation S-X and in place of those included in the Annual Report, the separate financial statements of Ventura Foods, LLC and subsidiary, a nonconsolidated 50% owned equity investment. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. No other changes have been made to the Annual Report. This Form 10-K/A does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item 8. Financial Statements and Supplementary Data

        Item 8 is hereby amended to add and replace the current financial statements of Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment. The financial statements of Ventura Foods, LLC, which are included in this Form 10-K/A following the signatures, are hereby incorporated by reference in this Item 8.

Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K

(a)(1) FINANCIAL STATEMENTS

Item 15(a)(1) is hereby amended to add and replace the following:

Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment
Independent Auditors’ Report	F-27
Consolidated Balance Sheets as of March 31, 2003 and 2002	F-28
Consolidated Statements of Income for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-29
Consolidated Statements of Members’ Capital for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-30
Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-31
Notes to Consolidated Financial Statements for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-32

(a)(3) EXHIBITS

Item 15(a)(3) is amended to add the following exhibits:

23.2	Independent Auditors’ Consent
99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENEX HARVEST STATES COOPERATIVES

/s/ JOHN SCHMITZ
John Schmitz
Executive Vice President and Chief Financial Officer

Date: June 27, 2003

SECTION 302 CERTIFICATIONS

I, John D. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Cenex Harvest States Cooperatives;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, John Schmitz, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Cenex Harvest States Cooperatives;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Members Committee
Ventura Foods, LLC

        We have audited the accompanying consolidated balance sheets of Ventura Foods, LLC and subsidiary (the “Company”) as of March 31, 2003 and 2002 and the related consolidated statements of income, members’ capital and cash flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC and subsidiary as of March 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002.

/s/ Deloitte & Touche LLP

Los Angeles, California
June 16, 2003

VENTURA FOODS, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002

	2003	2002

ASSETS (Note 4)
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,800,000	$9,300,000
Trade receivables—net of allowance for doubtful accounts of $1,909,000 and $1,543,000 at 2003 and 2002, respectively (Notes 2, 4 and 5)	64,313,000	57,139,000
Inventories (Notes 2, 4 and 5)	92,366,000	62,799,000
Prepaid expenses and other current assets	5,922,000	2,283,000
Due from Wilsey Foods, Inc. (Note 5)	309,000
Derivative contract asset (Notes 2 and 5)	18,703,000	13,298,000

Total current assets	184,413,000	144,819,000

PROPERTY (Notes 2 and 4):
Land, buildings and improvements	102,768,000	98,840,000
Machinery and equipment	139,264,000	129,133,000
Construction-in-progress	6,905,000	6,489,000
Other property	10,798,000	10,494,000

Total	259,735,000	244,956,000
Less accumulated depreciation and amortization	106,914,000	95,052,000

Property—net	152,821,000	149,904,000
GOODWILL—Net of amortization of $18,087,000 at 2003 and 2002 (Notes 2, 3 and 8)	43,156,000	43,156,000
TRADEMARKS—Net of amortization of $8,526,000 and $8,685,000 at 2003 and 2002 (Notes 2 and 8)	19,318,000	19,577,000

DEFERRED COMPENSATION PLAN TRUST (Note 6)	13,574,000	14,240,000

OTHER ASSETS—Net of amortization of $3,520,000 and $4,310,000 at 2003 and 2002 (Notes 2 and 8)	4,673,000	5,293,000

TOTAL	$417,955,000	$376,989,000

LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable (Note 5)	$58,395,000	$52,045,000
Accrued liabilities (Note 5)	36,984,000	25,784,000
Dividends payable	5,748,000	9,550,000
Bank lines of credit (Note 4)	20,500,000	8,000,000
Current portion of long-term debt (Note 4)	74,228,000	12,758,000
Current portion of long-term liability—Wilsey Foods, Inc. (Note 1)		491,000
Derivative contract liability (Notes 2 and 5)	12,162,000	4,120,000

Total current liabilities	208,017,000	112,748,000
LONG-TERM DEBT (Note 4)	22,950,000	97,178,000
DEFERRED COMPENSATION OBLIGATIONS (Note 6)	20,496,000	16,347,000

Total liabilities	251,463,000	226,273,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
MEMBERS’ CAPITAL	166,492,000	150,716,000

TOTAL	$417,955,000	$376,989,000

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
AND THE YEAR ENDED DECEMBER 31, 2000

	Year Ended March 31, 2003	Year Ended March 31, 2002	Three Months Ended March 31, 2001	Year Ended December 31, 2000

NET SALES (Notes 2 and 5)	$1,096,425,000	$965,521,000	$215,158,000	$889,775,000
COST OF GOODS SOLD (Notes 2 and 5)	912,702,000	791,061,000	177,492,000	743,291,000

GROSS PROFIT	183,723,000	174,460,000	37,666,000	146,484,000

OPERATING EXPENSES:
Selling, general and administrative (Notes 2 and 5)	105,424,000	91,827,000	20,092,000	77,878,000
Amortization of intangibles (Notes 2 and 8)	223,000	6,227,000	1,581,000	6,431,000

Total operating expenses	105,647,000	98,054,000	21,673,000	84,309,000

OPERATING INCOME	78,076,000	76,406,000	15,993,000	62,175,000
INTEREST EXPENSE—Net (Note 4)	6,785,000	7,474,000	2,071,000	9,585,000
OTHER EXPENSE (INCOME) (Note 7)	733,000	(1,554,000)	(446,000)	(4,916,000)

NET INCOME	$70,558,000	$70,486,000	$14,368,000	$57,506,000

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
AND THE YEAR ENDED DECEMBER 31, 2000

	Wilsey Foods, Inc.	Cenex Harvest States Cooperatives	Total

BALANCE, JANUARY 1, 2000	$67,315,000	$44,877,000	$112,192,000
Net income	30,593,000	26,913,000	57,506,000
Transfer of interest (Note 1)	(11,775,000)	11,775,000
Dividends	(23,288,000)	(20,720,000)	(44,008,000)

BALANCE, DECEMBER 31, 2000	62,845,000	62,845,000	125,690,000
Net income	7,184,000	7,184,000	14,368,000
Dividends	(4,157,000)	(4,157,000)	(8,314,000)

BALANCE, MARCH 31, 2001	65,872,000	65,872,000	131,744,000
Net income	35,243,000	35,243,000	70,486,000
Dividends	(25,757,000)	(25,757,000)	(51,514,000)

BALANCE, MARCH 31, 2002	75,358,000	75,358,000	150,716,000
Net income	35,279,000	35,279,000	70,558,000
Dividends	(27,391,000)	(27,391,000)	(54,782,000)

BALANCE, MARCH 31, 2003	$83,246,000	$83,246,000	$166,492,000

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
AND THE YEAR ENDED DECEMBER 31, 2000

	Year Ended March 31, 2003	Year Ended March 31, 2002	Three Months Ended March 31, 2001	Year Ended December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,558,000	$70,486,000	$14,368,000	$57,506,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,416,000	12,186,000	2,833,000	10,829,000
Amortization of intangibles	223,000	6,227,000	1,581,000	6,431,000
Deferred rent	515,000
Loss (gain) on disposal of assets	872,000	324,000	128,000	(139,000)
Derivative contract asset	2,637,000	(1,803,000)	(7,375,000)
Changes in operating assets and liabilities:
Trade receivables	(7,174,000)	(771,000)	980,000	(359,000)
Inventories	(29,567,000)	3,881,000	5,089,000	(3,246,000)
Prepaid expenses and other current assets	(3,639,000)	(793,000)	330,000	234,000
Accounts payable	6,350,000	(4,491,000)	(2,943,000)	(4,654,000)
Accrued liabilities	10,685,000	2,893,000	(2,540,000)	2,499,000
Deferred compensation obligations	4,815,000	4,866,000	(1,767,000)	6,747,000
Due from/to affiliates	(309,000)	47,000	1,000	293,000

Net cash provided by operating activities	68,382,000	93,052,000	10,685,000	76,141,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property	(16,062,000)	(13,268,000)	(4,869,000)	(13,037,000)
Proceeds from sale of assets	1,845,000	69,000	23,000	1,021,000
Acquisitions—net of cash acquired (Note 3)				(5,312,000)
Acquisition of trademarks				(47,000)
Investment in rabbi trust		(13,976,000)
Other assets	(1,332,000)	(48,000)	67,000	(201,000)

Net cash used in investing activities	(15,549,000)	(27,223,000)	(4,779,000)	(17,576,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(12,758,000)	(12,603,000)	(554,000)	(12,417,000)
Net borrowings from (payments on) line of credit	12,500,000	3,000,000	5,000,000	(15,000,000)
Payment to Wilsey Foods, Inc. (Note 1)	(491,000)	(487,000)	(487,000)
Dividends paid	(58,584,000)	(60,589,000)		(38,539,000)

Net cash (used in) provided by financing activities	(59,333,000)	(70,679,000)	3,959,000	(65,956,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,500,000)	(4,850,000)	9,865,000	(7,391,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,300,000	14,150,000	4,285,000	11,676,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,800,000	$9,300,000	$14,150,000	$4,285,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for interest	$7,183,000	$8,129,000	$653,054	$10,181,000

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED
MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

1.  GENERAL MATTERS

        Ventura Foods, LLC and its subsidiary (the “Company”) is a processor and distributor of edible oils used in food preparation and a packager of food products. The Company sells its products to national and regional restaurant chains, food wholesalers and retail chains.

        The Company was formed pursuant to a Joint Venture Agreement (the “Agreement”) dated August 30, 1996 between Wilsey Foods, Inc. (“Wilsey”) and Cenex Harvest States Cooperatives (“CHS”) whereby substantially all the assets and liabilities of Wilsey and Holsum Foods (a division of CHS) were transferred and assigned, with certain exclusions, to the Company. Wilsey is a majority-owned subsidiary of Mitsui & Co., Ltd. From the period of inception through March 31, 2000, Wilsey and CHS owned 60% and 40%, respectively, of the Company. On March 31, 2000, Wilsey sold a 10% interest in the Company to CHS. Accordingly, Wilsey and CHS each own 50% of the Company.

        At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability—Wilsey Foods, Inc. The amount was payable in five equal annual installments of $487,000 plus a final installment of $491,000. The final installment of $491,000 was paid during fiscal 2003.

2.  ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation—The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100%-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

        Fiscal Year End—During 2001, the Company changed its fiscal year end to March 31. Prior to such change, the Company’s fiscal year end had been December 31.

        Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        Inventories—Inventories consist of the following at March 31:

	2003	2002

Bulk oil	$38,751,000	$17,654,000
Finished goods	34,119,000	27,696,000
Ingredients and supplies	19,496,000	17,449,000

Total	$92,366,000	$62,799,000

        Inventories are accounted for at the lower of cost or market, using the first-in, first-out method. Cost for inventories produced or modified by the Company through a manufacturing process includes fixed and variable production costs and raw materials costs, and in-bound freight costs. Cost for inventories purchased for resale includes the cost of the product and freight and handling costs incurred to place the product at the Company’s point of sale.

        Derivative Financial Instruments—The Company’s use of derivative financial instruments is limited to forwards, futures and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company’s policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position. Forward purchase and sales contracts with established market participants as well as exchange traded futures contracts are entered into in amounts necessary to protect against price changes on raw materials needed for the Company’s food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price (“Basis Contracts”). Additionally, the Company’s policies do not permit speculative trading of such contracts. All of these qualify as derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are stated at market value. Changes in market value are recognized in the consolidated statements of income, through cost of sales, in the periods such changes occur. The adoption of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Company’s results of operations, as the Company historically recorded its financial instruments at market value. Prior to the adoption of SFAS No. 133, the market value of futures contracts, Basis Contracts, and forward purchase and sales contracts were recorded as a component of inventory. Beginning with the adoption of SFAS No. 133, the market value of these contracts is now recorded separately on the consolidated balance sheets as derivative contract assets or liabilities. These contracts have maturities of less than one year.

        The following summarizes the Company’s various derivative contracts outstanding at March 31, 2003 and 2002 (pounds and dollars in thousands)

Forward Contracts and Commitments	Pounds	Net Unrealized Gain (Loss)

March 31, 2003
Forward purchases	334,100	$11,060
Forward sales	433,300	(6,208)
Basis purchase	259,800	857
Basis sales	17,500	(126)
Futures contracts	146,000	958

	1,190,700	$6,541

March 31, 2002
Forward purchases	490,500	$7,873
Forward sales	454,100	(1,117)
Basis purchase	390,300	2,304
Basis sales	62,600	(303)
Futures contracts	96,100	421

	1,493,600	$9,178

        The fair value of futures contracts is determined from quotes listed on the Chicago Board of Trade or other market makers. Forward purchase and sales contracts are with various counterparties, and the fair values of such contracts, are determined from the market price of the underlying product.

        The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

        Property and Depreciation—Property is stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	40 years
Leasehold improvements	3–19 years
Machinery and equipment	10–25 years
Other property	3–20 years

        Fair Value of Financial Instruments—The Company estimates the fair value of financial instruments using the following methods and assumptions:

        Accounts Receivable and Accounts Payable—The carrying amounts approximate fair value due to the short maturities of these instruments.

        Lines of Credit—The carrying amounts approximate fair value, as the interest rates are based upon variable reference rates.

        Long-Term Debt—The fair value of long-term fixed rate debt is estimated based upon prevailing market interest rates available to the Company. The Company estimates the fair value on the $25,573,000 6.55% fixed rate debt as of March 31, 2003 to be $27,804,000.

        Futures Contracts—The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.

        Concentration of Credit Risk—During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, net sales to one customer were 23%, 22%, 22% and 21% of total net sales, respectively. This customer represents approximately 23% and 19% of trade receivables at March 31, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

        Marketable Securities—The Company’s marketable securities comprise equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices. Unrealized gains and losses on equity securities are recognized in net income and totaled $666,000 and $(264,000) for the years ended March 31, 2003 and 2002, respectively (see Note 6).

        Goodwill and Trademarks—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002, the first day of its 2003 fiscal year. As a result, goodwill and indefinite life intangible assets (“trademarks”) are no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. See Note 8 for the effect of adopting SFAS No. 142.

        Other identifiable intangible assets consist of patents, deferred financing costs and other assets, which are amortized using the straight-line method over 5 to 15 years.

        Impairment of Long-Lived Assets—Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method.

        Advertising Costs—The Company expenses advertising costs in the period incurred. For the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred advertising expenses of approximately $9,039,000, $7,100,000, $1,300,000 and $6,100,000, respectively.

        Income Taxes—The Company is a limited liability company and has no liability for federal and state income taxes. Income is taxed to the members based on their allocated share of taxable income or loss. However, certain states tax the income of limited liability companies. The Company’s liability for such state income taxes is not significant.

        Revenue Recognition—The Company is a processor and distributor of edible oils used in food preparation and a packager of food products. Revenue is recognized upon transfer of title to the customer, which occurs generally upon shipment. In certain instances, title is transferred upon receipt by the customer, at which time the Company records revenue. Amounts billed to the customer as part of a sales transaction related to shipping and handling are included in sales. Revenue is recorded net of discounts, rebates and certain sales incentives.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications have been made to the prior periods’ financial statements to conform to the 2003 presentation.

        Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As required, the Company will apply the provisions of SFAS No. 143 prospectively to retirements of tangible long-lived assets, if any, initiated for fiscal years beginning after June 15, 2002.

        In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

        In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor or a reseller of the vendor’s products. This new guidance requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002, and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF Issue No. 01-09 during fiscal 2003. The effect of the adoption of EITF Issue No. 01-09 was a reduction in both revenues and selling, general and administrative expenses of $690,000, $207,000, $29,000 and $267,000 for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As required, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

        In September 2002, the EITF issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for consideration received by the reseller of the vendor’s products. This new guidance provides that the consideration represents a reimbursement of costs incurred by the customer to sell the vendor’s products and is generally presumed to be a reduction of the cost of the vendor’s products and, therefore, should be characterized as a reduction of cost of sales in the customers’ income statement. The Company adopted EITF Issue No. 02-16 during fiscal 2003. The effect of the adoption of EITF Issue No. 02-16 was a reduction in cost of goods sold and other income of $2,987,000, $1,628,000, $256,000 and $991,000 for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

        In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies certain obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN 45. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

        On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing, but has not yet determined, the impact this statement will have on its consolidated financial statements.

3.  ACQUISITIONS

        During the year ended December 31, 2000, the Company acquired substantially all the assets and liabilities of Sona and Hollen for $5,740,000. Sona and Hollen was a portion packing company located in Los Alamitos, California. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the assets acquired, approximately $4,276,000, was recorded as goodwill. Prior to the adoption of SFAS No. 142 on April 1, 2002, goodwill had been amortized using a 15-year life (see Note 8).

        The following is a summary of the assets acquired at estimated fair market value:

Inventories	$637,000
Prepaid expenses and other assets	208,000
Property and equipment	600,000
Trademark	19,000
Goodwill	4,276,000

Net assets of business acquired	$5,740,000

4.  LINES OF CREDIT AND LONG-TERM DEBT

        Lines of Credit—At March 31, 2003, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Outstanding borrowings at March 31, 2003 and 2002 were $20,500,000 and $8,000,000, respectively. The applicable interest rates are based, at the option of the Company, at a London Interbank Offered Rate (“LIBOR”) or a term federal funds rate (“TFFR”) option. The weighted-average interest rate at March 31, 2003 and 2002 was 1.72% and 2.24%, respectively. The lines of credit mature at varying dates between November 2003 and February 2004.

        Long-Term Debt—At March 31, 2003 and 2002, balances outstanding on term loans with a banking group were $71,605,000 and $81,905,000, respectively. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based or a fixed rate option. The weighted-average interest rate on such borrowings at March 31, 2003 and 2002 was 6.53% and 6.59%, respectively. The term loans with the banking group mature on December 23, 2003.

        At March 31, 2003 and 2002, balances outstanding on a term loan with a bank were $25,573,000 and $28,031,000, respectively. The agreement requires quarterly principal and interest payments of $1,058,000. The interest rate on this term loan is fixed at 6.55%. The term loan with the bank matures in October 2011.

        The term loans are collateralized by substantially all property, equipment and intellectual property rights, and the lines of credit are collateralized by substantially all trade receivables and inventories of the Company. The lines of credit and term loan agreements contain various covenants, including compliance with tangible net worth (as defined) and other financial ratios, restrictions on the payment of dividends, and restrictions on the incurrence of additional debt.

        Annual maturities of long-term debt at March 31, 2003 are as follows:

2004	$74,228,000
2005	2,799,000
2006	2,987,000
2007	3,187,000
2008	3,401,000
Thereafter	10,576,000

Total	97,178,000
Less current portion	74,228,000

Long-term debt	$22,950,000

5.  TRANSACTIONS WITH AFFILIATES

        At March 31, 2003, the Company had a receivable balance of $309,000 due from Wilsey for reimbursement of expenses paid by the Company on behalf of Wilsey.

        Included in accounts payable at March 31, 2003 and 2002 were $8,035,000 and $5,976,000, respectively, payable to CHS for purchases of oil. Purchases from CHS for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 were $66,682,000, $47,745,000, $8,575,000 and $48,916,000, respectively. Sales to CHS for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 totaled $1,056,000, $883,000, $109,000 and $950,000, respectively.

        Included in accounts payable at March 31, 2003 and 2002 were $790,000 and $817,000, respectively, payable to Mitsui USA for the Company’s participation in Mitsui USA’s insurance plans. During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recorded expenses of $9,402,000, $8,487,000, $1,380,000 and $5,049,000, respectively, in connection with its participation in such plans.

        Included in trade receivables at March 31, 2003 and 2002 were $123,000 and $69,000, respectively, of receivables from Mitsui USA for product sales. Sales to Mitsui USA for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 totaled $1,423,000, $1,406,000, $341,000 and $1,569,000, respectively.

        Forward purchase contracts as of March 31, 2003 included commitments for purchases of 86,964,000 pounds of oil from CHS. The Company recognized gains (losses) of $1,081,000, $934,000, $1,788,000 and $(363,000) on such related party commitments for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

6.  EMPLOYEE BENEFIT PLANS

        The Company has long-term incentive arrangements for certain key executives. Benefits under the initial plan were based on earnings over a three-to-five year period (as defined) from January 1, 1997 through December 31, 2001. An amount equal to the obligation incurred under the plan was contributed to a rabbi trust that would be available to general creditors in the event of bankruptcy. The trust holds investments primarily in marketable securities that are recorded at market value (classified as trading securities). The assets in the trust are to be distributed to the employees upon retirement. The liability under the arrangements was $13,574,000 and $14,240,000 as of March 31, 2003 and 2002, respectively, and is included in deferred compensation obligation in the accompanying consolidated balance sheets.

        On January 1, 2002, the Company established new long-term incentive arrangements with certain key executives. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based or equity-based targets over a two- to three-year period. At the end of the defined periods, amounts earned by individual executives will be contributed to a rabbi trust, unless representatives of Wilsey and CHS elect to pay such amounts directly to the respective key executives. At March 31, 2003 and 2002, a liability for the plan of $4,702,000 and $439,000, respectively, is classified as long-term deferred compensation obligation in the accompanying consolidated balance sheets.

        For the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recognized compensation expense under the long-term incentive arrangements of $4,264,000, $5,658,000, $750,000 and $5,889,000, respectively.

        The Company has a combined 401(k) and defined contribution profit-sharing plan (the “Plan”) covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company is required, by the Plan, to make certain matching contributions of up to 4% of each participant’s salary and may make discretionary profit-sharing contributions. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15% of their compensation. Expense for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 was $6,484,000, $5,855,000, $1,343,000 and $5,139,000, respectively. Certain of the Company’s union employees are participants in multi-employer plans. Payments to multi-employer pension plans are negotiated in various collective bargaining agreements and aggregated $2,367,000, $1,162,000, $416,000 and $1,641,000 for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multi-employer pension plans is not available, as the Company does not administer these plans.

        Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of March 31, 2003 and 2002 was $2,955,000 and $2,049,000, respectively. A liability of $2,220,000 and $1,668,000 as of March 31, 2003 and 2002, respectively, is included in long-term deferred compensation obligation in the accompanying consolidated balance sheets. The plan is unfunded. During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recorded an expense related to the plan of $552,000, $111,000, $420,000 and $379,000, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	March 31			December 31

	2003	2002	2001	2000

Discount rate	6.0%	7.0%	7.0%	7.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

        The Company accrues the actuarially determined amount necessary to fund the participants’ benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

7.  COMMITMENTS AND CONTINGENCIES

        Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2003 are as follows:

2004	$7,263,000
2005	7,431,000
2006	5,792,000
2007	4,217,000
2008	3,659,000
Thereafter	16,217,000

Total	$44,579,000

        Under the lease agreements, the Company is obligated to pay certain property taxes, insurance and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 under operating leases totaled $7,138,000, $5,671,000, $1,476,000 and $5,205,000, respectively.

        During the year ended December 31, 2000, the Company received a payment of approximately $2,400,000 in connection with the settlement of a class action lawsuit. This amount has been recorded as a component of other income in the accompanying consolidated statement of income.

        The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

8.  GOODWILL

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. These statements, among other things, eliminate the pooling-of-interests method of accounting for business combinations as of June 30, 2001, eliminate the amortization of goodwill and indefinite life intangible assets for all fiscal years beginning after December 15, 2001, and require that goodwill and indefinite life intangible assets be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company adopted SFAS Nos. 141 and 142 with respect to new goodwill as of July 1, 2001 and adopted SFAS No. 142 with respect to existing goodwill and indefinite life intangible assets as of April 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS No. 141 did not impact the Company’s financial condition or results of operations. Upon the adoption of SFAS No. 142, the Company ceased amortizing existing goodwill and trademarks.

        The Company completed the transitional test of goodwill and trademarks during 2003. Based on the result of the test, the Company determined that there was no impairment of goodwill and trademarks as of April 1, 2002. Pursuant to SFAS No. 142, goodwill and trademarks will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or trademarks may be impaired. During 2003, the Company abandoned the use of certain trademarks with a net book value of $100,000.

        A reconciliation of net income to the amount adjusted for the exclusion of goodwill and trademarks amortization follows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000:

	March 31			December 31

	2003	2002	2001	2000

Reported net income	$70,558,000	$70,486,000	$14,368,000	$57,506,000
Add:
Goodwill amortization		3,972,000	1,036,000	4,001,000
Trademark amortization		1,853,000	421,000	1,684,000

Adjusted net income	$70,558,000	$76,311,000	$15,825,000	$63,191,000

        Amortization expense for other intangible assets subject to amortization was $223,000, $402,000, $124,000 and $746,000 for the years ended March 31, 2003 and 2002, the three months ended March 31,

2001 and the year ended December 31, 2000, respectively. Estimated annual amortization for each of the years in the five-year period ending March 31, 2008 is $180,000.

9.  QUARTERLY INFORMATION (UNAUDITED)

        As discussed in Note 2, the Company changed its fiscal year end to March 31. Audited financial information for the three months ended March 31, 2001 has been included herein. For comparison purposes, selected unaudited financial information for the three months ended March 31, 2000 is as follows:

Sales	$211,815,000
Cost of goods sold	172,818,000
Net income	17,123,000
Total assets	362,382,000
Total liabilities	231,789,000
Members’ capital	130,593,000