Form 10-Q
period 2003-05-31
CENEX HARVEST STATES COOPERATIVES
filed 2003-07-02
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003.
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 333–17865
Exchange Act filing number 0–50150

CENEX HARVEST STATES COOPERATIVES
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (IRS Employer Identification No.)
5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices and zip code)	(651) 451-5151 (Registrant’s telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]   No [ ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Yes [ ]   No [X]

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding at May 31, 2003

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99.1, under the caption “Cautionary Statement” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

ITEM 1. FINANCIAL STATEMENTS

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	May 31, 2003	August 31, 2002	May 31, 2002

	(dollars in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$160,198	$108,192	$107,324
Receivables	741,047	741,578	659,994
Inventories	678,501	759,663	596,046
Other current assets	194,274	140,944	76,268

Total current assets	1,774,020	1,750,377	1,439,632
INVESTMENTS	528,505	496,607	486,411
PROPERTY, PLANT AND EQUIPMENT	1,095,231	1,057,421	1,037,138
OTHER ASSETS	185,543	177,322	215,350

Total assets	$3,583,299	$3,481,727	$3,178,531

LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
Notes payable	$321,131	$332,514	$275,956
Current portion of long-term debt	14,987	89,032	88,676
Customer credit balances	71,527	26,461	37,975
Customer advance payments	101,534	169,123	98,177
Checks and drafts outstanding	65,291	84,251	63,314
Accounts payable	452,140	517,667	394,609
Accrued expenses	236,081	225,704	166,803
Dividends and equities payable	43,287	56,510	52,343

Total current liabilities	1,305,978	1,501,262	1,177,853
LONG-TERM DEBT	646,153	483,092	486,674
OTHER LIABILITIES	117,404	118,280	106,916
MINORITY INTERESTS IN SUBSIDIARIES	104,491	89,455	96,127
COMMITMENTS AND CONTINGENCIES
EQUITIES	1,409,273	1,289,638	1,310,961

Total liabilities and equities	$3,583,299	$3,481,727	$3,178,531

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

	(dollars in thousands)
REVENUES:
Net sales	$2,287,588	$1,831,289	$7,363,346	$5,563,052
Patronage dividends	1,351	3,028	2,310	4,937
Other revenues	30,122	26,402	93,001	82,126

	2,319,061	1,860,719	7,458,657	5,650,115
Cost of goods sold	2,220,473	1,769,736	7,199,679	5,396,502
Marketing, general and administrative	49,483	50,745	140,703	140,020

OPERATING EARNINGS	49,105	40,238	118,275	113,593
Interest	12,284	10,866	36,533	31,930
Equity income from investments	(30,003)	(31,915)	(32,396)	(33,681)
Minority interests	5,913	5,851	14,689	11,561

INCOME BEFORE INCOME TAXES	60,911	55,436	99,449	103,783
INCOME TAXES	8,738	8,795	11,020	13,416

NET INCOME	$52,173	$46,641	$88,429	$90,367

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,173	$46,641	$88,429	$90,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,498	25,227	77,132	76,771
Noncash net income from equity investments	(30,003)	(31,915)	(32,396)	(33,681)
Minority interests	5,913	5,851	14,689	11,561
Adjustment of inventories to market value	—	(6,441)	—	—
Noncash portion of patronage dividends received	(671)	(2,014)	(1,352)	(3,750)
(Gain) loss on sale of property, plant and equipment	(466)	5	(736)	(2,738)
Other, net	455	(408)	2,915	(287)
Changes in operating assets and liabilities:
Receivables	24,766	(73,885)	10,635	23,831
Inventories	183,252	12,045	81,162	(95,592)
Other current assets and other assets	56,255	30,288	(61,796)	(11,334)
Customer credit balances	(31,893)	(25,269)	45,066	(511)
Customer advance payments	(58,004)	15,023	(67,589)	(10,958)
Accounts payable and accrued expenses	(13,078)	82,481	(55,369)	(87,115)
Other liabilities	6,103	1,196	(875)	7,010

Net cash provided by (used in) operating activities	220,300	78,825	99,915	(36,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(45,092)	(32,840)	(122,467)	(84,745)
Proceeds from disposition of property, plant and equipment	3,976	1,822	15,901	10,468
Investments	(36,449)	(9)	(40,624)	(6,185)
Equity investments redeemed	3,341	6,767	31,434	28,141
Investments redeemed	2,532	1,994	5,915	4,022
Changes in notes receivable	(2,754)	332	(14,270)	2,740
Acquisition of intangibles	(333)	(440)	(767)	(27,971)
Distribution to minority owners	—	(401)	(463)	(4,752)
Other investing activities, net	(34)	21	433	1,082

Net cash used in investing activities	(74,813)	(22,754)	(124,908)	(77,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in notes payable	(49,430)	(22,288)	(11,383)	178,761
Long-term debt borrowings	—	—	175,000	30,000
Principal payments on long-term debt	(48,710)	(4,559)	(85,989)	(14,687)
Payments on derivative instruments	—	—	(7,574)	—
Changes in checks and drafts outstanding	9,541	(6,222)	(18,960)	(24,495)
Proceeds from sale of preferred stock, net of expenses	(96)	1,571	82,484	4,429
Redemption of preferred stock	(2,002)	—	(2,002)	—
Preferred stock dividends paid	(1,327)	(83)	(1,701)	(93)
Retirements of equities	(2,042)	(3,153)	(26,402)	(26,340)
Cash patronage dividends paid	(109)	(511)	(26,474)	(40,083)

Net cash (used in) provided by financing activities	(94,175)	(35,245)	76,999	107,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,312	20,826	52,006	(6,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,886	86,498	108,192	113,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,198	$107,324	$160,198	$107,324

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1. Accounting Policies

        The unaudited consolidated balance sheets as of May 31, 2003 and 2002, and the statements of operations and cash flows for the three and nine months ended May 31, 2003 and 2002 reflect, in the opinion of management of Cenex Harvest States Cooperatives (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company’s businesses. The consolidated balance sheet data as of August 31, 2002 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

        These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2002, included in the Company's Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission on November 25, 2002 and June 27, 2003, respectively.

Goodwill and Other Intangible Assets

        The Company had $27.3 million of goodwill as of May 31, 2003. During the three months and nine months then ended, the Company sold certain businesses in the Energy segment and therefore reduced goodwill by $0.2 million and $0.6 million, respectively.

        Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over their respective useful lives ranging from 2 to 15 years. The gross carrying amount of these intangible assets is $43.2 million with total accumulated amortization of $10.6 million as of May 31, 2003. Intangible assets of $0.8 million were acquired during the nine months ended May 31, 2003. Total amortization expense for intangible assets during the three-month and nine-month periods ended May 31, 2003 was approximately $1.2 million and $3.5 million, respectively. The Company estimates amortization expense for the next five years will approximate $4.0 million annually.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded. The Company continues to assess whether any other ARO’s exist related to its remaining operations, however, based on available information to date, no ARO’s have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

        On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

        In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

Note 2. Receivables

	May 31, 2003	August 31, 2002	May 31, 2002

Trade	$710,524	$717,888	$665,483
Other	59,743	49,846	20,838

	770,267	767,734	686,321
Less allowances for doubtful accounts	29,220	26,156	26,327

	$741,047	$741,578	$659,994

Note 3. Inventories

	May 31, 2003	August 31, 2002	May 31, 2002

Grain and oilseed	$278,480	$393,095	$245,606
Energy	232,877	229,981	233,496
Feed and farm supplies	115,747	91,138	94,678
Processed grain and oilseed	50,128	36,264	13,730
Other	1,269	9,185	8,539

	$678,501	$759,663	$596,049

Note 4. Investments

        Agriliance, LLC is owned and governed by Land O'Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC is owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance, LLC. Prior to the transaction described below, the Company's indirect share of earnings (economic interest) in Agriliance, LLC was 25%, which followed the Company's ownership interest. Subsequent to the transaction, the Company's indirect economic interest in Agriliance, LLC does not follow the Company's ownership interest.

        In April, 2003, the Company acquired an additional economic interest in the crop protection products business of Agriliance, LLC (the “CPP Business”), which constitutes only a part of Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance, LLC are owned 50% by Land O’Lakes, Inc., 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The governance interests in Agriliance, LLC did not change.

        The following provides summarized unaudited financial information for the Company’s unconsolidated significant subsidiaries Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the three-month and nine-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

Net sales	$296,298	$253,525	$858,715	$750,144
Gross profit	39,779	52,536	119,150	130,634
Net income	12,018	24,434	34,421	50,262

Agriliance, LLC

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

Net sales	$1,402,646	$1,454,818	$2,548,766	$2,694,676
Gross profit	157,972	145,495	251,418	230,826
Net income	81,490	70,856	36,134	17,748

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

        In May 2003, the Company established a new 364-day credit facility of $600.0 million committed with a syndication of banks, and on May 31, 2003, the total outstanding on this facility was $320.0 million. Also in May, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. There was no outstanding balance on the three-year facility on May 31, 2003.

Note 6. Equities

        In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for proceeds of $86.3 million (3,450,000 shares), and are listed on the Nasdaq National Market. Expenses related to the issuance of the New Preferred were $3.8 million.

        The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1 per share. As of May 31, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

Note 7. Comprehensive Income

        For the three months ended May 31, 2003 and 2002, total comprehensive income amounted to $53.3 million and $47.0 million, respectively. For the nine months ended May 31, 2003 and 2002, total comprehensive income amounted to $83.0 million and $91.0 million, respectively. Accumulated other comprehensive loss on May 31, 2003, August 31, 2002 and May 31, 2002 was $57.4 million, $51.9 million and $1.3 million, respectively. Other comprehensive loss for the nine months ended May 31, 2003 consisted of $6.0 million related to interest rate swap derivative instruments, partially offset by $0.6 million of other minor comprehensive income items.

Note 8. Non-Cash Financing Activities

        During the nine months ended May 31, 2003 and 2002 the Company accrued dividends and equities payable of $41.0 million and $45.2 million, respectively.

Note 9. Segment Reporting

        The Company manages five business segments, which are based upon products and services, including Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures, from which the Company derives investment income based upon the profitability of these joint ventures. The Energy Segment derives its revenue through the refining, wholesaling and retailing of petroleum products. Country Operations derives its revenue through the origination and marketing of grain, through the retail sale of petroleum products, agronomy products, feed and farm supplies. Country Operations also derives revenue from service activities related to crop production. Grain Marketing derives its revenue from the sale of grain and oilseed and from service activities conducted at its export terminals. Processed Grains and Foods derives its revenues from the sale of soybean meal and soybean refined oil, from equity income in a wheat milling joint venture, from equity income in a food manufacturing and distributing joint venture, and from the sale of Mexican food products.

        The column Reconciling Amounts in the table below represents the elimination of sales between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

        The Company assigns certain corporate general and administrative expenses to its business segments based on the business segments use of such services and allocates other services based on factors or considerations relevant to the costs incurred to the different business segments.

        Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers to be non-asymmetrical. Nevertheless, due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before taxes and other financial information as presented.

        Segment information for the three months and nine months ended May 31, 2003 and 2002 is as follows:

	Agronomy	Energy	Country Operations and Services	Grain Marketing	Processed Grains and Foods	Other	Reconciling Amounts	Total

For the Three Months Ended May 31, 2003
Net sales		$873,187	$545,082	$962,244	$112,925		$(205,850)	$2,287,588
Patronage dividends	$(27)	334	800	136	84	$24		1,351
Other revenues		3,045	20,379	4,559	970	1,169		30,122

	(27)	876,566	566,261	966,939	113,979	1,193	(205,850)	2,319,061
Cost of goods sold		825,972	534,830	960,283	105,238		(205,850)	2,220,473
Marketing, general and administrative	1,989	15,997	14,064	5,653	10,354	1,426		49,483
Interest	(204)	4,297	3,891	865	3,404	31		12,284
Equity (income) loss from investments	(22,983)	(386)	(72)	429	(6,990)	(1)		(30,003)
Minority interests		5,581	332					5,913

Income (loss) before income taxes	$21,171	$25,105	$13,216	$(291)	$1,973	$(263)	$—	$60,911

Capital expenditures		$22,677	$3,498	$1,062	$17,698	$157		$45,092

Depreciation and amortization	$312	$14,475	$4,914	$1,610	$3,416	$771		$25,498

For the Three Months Ended May 31, 2002
Net sales		$714,280	$409,723	$741,712	$105,021		$(139,447)	$1,831,289
Patronage dividends	$(64)	459	2,185	176	252	$20		3,028
Other revenues		449	23,468	1,294	992	199		26,402

	(64)	715,188	435,376	743,182	106,265	219	(139,447)	1,860,719
Cost of goods sold		668,075	408,570	737,079	95,459		(139,447)	1,769,736
Marketing, general and administrative	3,921	18,844	11,358	6,179	9,424	1,019		50,745
Interest	(330)	4,377	4,202	871	2,339	(593)		10,866
Equity (income) loss from investments	(17,732)	(64)	(83)	(740)	(13,296)			(31,915)
Minority interests		5,687	164					5,851

Income (loss) before income taxes	$14,077	$18,269	$11,165	$(207)	$12,339	$(207)	$—	$55,436

Capital expenditures		$11,706	$5,478	$7,733	$7,770	$153		$32,840

Depreciation and amortization	$312	$14,155	$5,156	$1,474	$3,361	$769		$25,227

For the Nine Months Ended May 31, 2003
Net sales		$2,684,805	$1,464,980	$3,574,268	$355,049		$(715,756)	$7,363,346
Patronage dividends	$(84)	397	1,646	162	111	$78		2,310
Other revenues		7,774	61,364	17,395	2,826	3,642		93,001

	(84)	2,692,976	1,527,990	3,591,825	357,986	3,720	(715,756)	7,458,657
Cost of goods sold		2,574,006	1,441,800	3,568,107	331,522		(715,756)	7,199,679
Marketing, general and administrative	4,707	43,759	41,999	17,636	28,499	4,103		140,703
Interest	(882)	12,308	11,895	3,747	9,069	396		36,533
Equity (income) loss from investments	(12,953)	(941)	(542)	1,325	(19,284)	(1)		(32,396)
Minority interests		13,786	903					14,689

Income (loss) before income taxes	$9,044	$50,058	$31,935	$1,010	$8,180	$(778)	$—	$99,449

Goodwill assets		$3,409	$262		$23,605			$27,276

Capital expenditures		$56,701	$16,849	$1,978	$45,662	$1,277		$122,467

Depreciation and amortization	$935	$43,523	$15,668	$4,820	$9,818	$2,368		$77,132

Total identifiable assets at May 31, 2003	$281,597	$1,343,928	$861,220	$395,468	$486,447	$214,639		$3,583,299

For the Nine Months Ended May 31, 2002
Net sales		$1,857,086	$1,096,478	$2,730,289	$394,213		$(515,014)	$5,563,052
Patronage dividends	$(64)	907	3,193	528	252	$121		4,937
Other revenues		3,888	59,750	15,584	1,555	1,349		82,126

	(64)	1,861,881	1,159,421	2,746,401	396,020	1,470	(515,014)	5,650,115
Cost of goods sold		1,729,198	1,092,377	2,722,757	367,184		(515,014)	5,396,502
Marketing, general and administrative	6,725	49,511	35,763	17,246	27,397	3,378		140,020
Interest	(1,063)	12,677	10,006	3,898	7,328	(916)		31,930
Equity (income) loss from investments	(6,126)	1,469	130	(2,705)	(26,449)			(33,681)
Minority interests		11,044	517					11,561

Income (loss) before income taxes	$400	$57,982	$20,628	$5,205	$20,560	$(992)	$—	$103,783

Goodwill assets		$4,809	$325		$23,605			$28,739

Capital expenditures		$37,356	$16,016	$11,461	$19,255	$657		$84,745

Depreciation and amortization	$935	$43,829	$15,699	$4,165	$9,790	$2,353		$76,771

Total identifiable assets at May 31, 2002	$235,241	$1,301,003	$750,993	$292,199	$396,376	$202,719		$3,178,531

Note 10. Commitments and Contingencies

Environmental

        The Company, including NCRA, expects to incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery over the next three years, of which $2.1 million has been spent at the Laurel refinery and $25.6 million has been spent by NCRA at the McPherson refinery as of May 31, 2003. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

Gain on Legal Settlements

        During the nine months ended May 31, 2003 the Company received cash proceeds and recorded gains of $10.9 million, of which $0.2 million was received during the third quarter ended May 31, 2003, related to legal settlements from several vitamin product suppliers against whom the Company alleged certain price-fixing claims. The Company has recorded these gains in cost of goods sold.

Guarantees

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

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

        The Company’s obligations pursuant to its guarantees as of May 31, 2003 were as follows:

	(dollars in thousands)
Subsidiary / Affiliate	Guarantee Maximum Exposure	Exposure on May 31, 2003	Nature of Guarantee	Expiration Date	Triggering Event	Recourse Provisions	Assets Held as Collateral

The Company's Financial Services cooperative loans sold to CoBank, ACB	*	$7,489	10% of the obligations of borrowers (agri cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit Agreement Default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank, ACB	*	41,773	15% of the obligations of borrowers under credit agreements for some of the loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit Agreement Default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
TEMCO, LLC	$7,500	—	Obligations by TEMCO, LLC under credit agreement	None stated	Credit Agreement Default	Subrogation against TEMCO, LLC	None
North Valley Petroleum, LLC	$194	182	Obligations by North Valley Petroleum, LLC under credit agreement	None stated	Credit Agreement Default	Subrogation against North Valley Petroleum, LLC	None
Third parties	*	841	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$50,285

The Company's bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Cenex Harvest States Cooperatives (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.

        The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. Summary data for each of these segments for the three months and nine months ended May 31, 2003 and 2002 is shown in Note 9 to the Consolidated Financial Statements.

        Many of the Company’s businesses are highly seasonal. As a result, operating income will vary throughout the year, but overall revenues remain fairly constant, partly because the Company does not consolidate revenues in the Agronomy segment. Overall, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in revenue and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher revenues and profitability in certain operating areas, such as refined products in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, typically experience higher revenues and profitability during the winter heating and crop drying seasons.

        While the Company’s sales and operating earnings are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through entities in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records as equity income from investments its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. These investments principally include the Company’s 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).

Recent Events

        Agriliance, LLC is owned and governed by Land O'Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC is owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance, LLC. Prior to the transaction described below, the Company's indirect share of earnings (economic interest) in Agriliance, LLC was 25%, which followed the Company's ownership interest. Subsequent to the transaction, the Company's indirect economic interest in Agriliance, LLC does not follow the Company's ownership interest.

        In April, 2003, the Company acquired an additional economic interest in the crop protection products business of Agriliance (the “CPP Business”), which constitutes only a part of Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance are owned 50% by Land O’Lakes, Inc., 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The governance interests in Agriliance did not change.

        On May 22, 2003, the Company gave notice to Farmland that it will not renew a supply agreement to purchase Farmland’s Coffeyville, Kansas refined fuels production at prevailing market rates. The non-renewal is effective November 30, 2003. The Company's management is confident that alternative sources of supply will be available and that the non-renewal will not have a material adverse affect on the Company.

Results of Operations

Comparison of the three months ended May 31, 2003 and 2002

        Net Income. Consolidated net income for the three months ended May 31, 2003 was $52.2 million compared to $46.6 million for the three months ended May 31, 2002, which represents a $5.6 million (12%) increase. Increased income in the Agronomy, Energy and Country Operations and Services segments were partially offset by decreased income in the Processed Grains and Foods segment compared to the three months ended May 31, 2002.

        Net Sales. Consolidated net sales of $2.3 billion for the three months ended May 31, 2003 increased $456.3 million (25%) compared to the three months ended May 31, 2002.

        Energy net sales of $850.9 million increased $154.6 million (22%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Sales for the three months ended May 31, 2003 and 2002 were $873.2 million and $714.3 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations and Services segment of $22.3 million and $18.0 million for the three months ended May 31, 2003 and 2002, respectively. The net increase in sales was primarily a result of refined fuels average sales price increase of $0.17 per gallon and a volume increase of 8% compared to the three months ended May 31, 2002. In addition, the average sales price of propane increased $0.18 per gallon, which was offset by a 22% decrease in volume compared to the three months ended May 31, 2002. Refined fuels commodity price increases were primarily the result of higher global crude values. Domestic propane inventories are at extremely low levels coming out of the heating season, which is supporting a higher product price.

        Country Operations farm supply sales of $279.3 million increased by $51.0 million (22%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. The increase in farm supply sales is primarily due to increased volumes from a sunflower plant acquisition and improved spring planting conditions as well as price increases compared to the prior three-month period.

        Company-wide grain and oilseed net sales of $1.0 billion increased $242.8 million (30%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Sales for the three months ended May 31, 2003 were $962.2 million and $265.8 million from the Grain Marketing and Country Operations and Services segments, respectively. Sales for the three months ended May 31, 2002 were $741.7 million and $181.4 million from the Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intracompany sales from the Country Operations and Services segment to the Grain Marketing segment, of $183.5 million and $121.4 million, for the three months ended May 31, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $0.89 per bushel (26%) in the average sales price of all grain and oilseed marketed by the Company and an increase in volume of 4% compared to the three months ended May 31, 2002.

        Processed Grains and Foods net sales of $112.9 million increased $7.9 million (8%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. This increase is primarily due to a sales volume increase of 2% and an average sales price increase of $0.03 per pound on refined soybean oil.

        Patronage Dividends. Patronage dividends received of $1.4 million decreased $1.7 million (55%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Patronage dividends from a cooperative were received in June 2003 compared to May 2002.

        Other Revenues. Other revenues of $30.1 million increased $3.7 million (14%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. The most significant changes were increased other revenues within the Energy and Grain Marketing segments, which was partially offset by decreased other revenues in the Country Operations and Services segment compared to the three months ended May 31, 2002.

         Cost of Goods Sold. Cost of goods sold of $2.2 billion increased $450.7 million (25%) during the three months ended May 31, 2003, compared to the three months ended May 31, 2002. The Energy segment cost of goods sold increased by $157.9 million (24%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Refined fuels average cost increased by $0.17 per gallon, and volumes increased by 8% compared to the three months ended May 31, 2002, primarily the result of higher global crude values. The average cost of propane increased by $0.19, which was partially offset by a 22% decrease in volumes compared to the three months ended May 31, 2002. The volume decrease was primarily the result of low inventory levels as previously discussed. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased $240.4 million (31%) compared to the three months ended May 31, 2002 primarily due to an $0.89 average cost per bushel increase (27%) and a 4% increase in volume. Country Operations and Services segment farm supply cost of goods sold increased by $48.1 million (25%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002, primarily due to volume increases related to an acquisition of a sunflower plant, and volume and average cost per unit increases on farm supply products. Processed Grains and Foods segment cost of goods sold increased $9.8 million (10%) compared to the three months ended May 31, 2002, primarily due to increased soybean volumes of 2%, which was partially offset by a decrease in the average cost of raw materials of $0.02 per pound on soybeans.

         Marketing, General and Administrative. Marketing, general and administrative expenses of $49.5 million for the three months ended May 31, 2003 decreased by $1.3 million (2%) compared to the three months ended May 31, 2002.

        Interest. Interest expense of $12.3 million for the three months ended May 31, 2003 increased by $1.4 million (13%) compared to the three months ended May 31, 2002. The average level of short-term borrowings increased $83.6 million and the average short-term interest rate decreased 0.3% during the three months ended May 31, 2003 compared to the three months ended May 31, 2002.

         Equity (Income) Loss from Investments. Equity income from investments of $30.0 million for the three months ended May 31, 2003 decreased by $1.9 million (6%) compared to the three months ended May 31, 2002. The decrease in equity income from investments was primarily attributable to decreased earnings from Ventura, a Processed Grains and Foods segment investment and losses in Grain Marketing segment investments due to decreased grain margins compared to May 31, 2002. These decreases were partially offset by increased earnings in Agriliance, an Agronomy segment investment, compared to the three-month period ended May 31, 2002. The Company’s share of Agriliance earnings increased primarily due to the April 2003 purchase of an additional economic interest in Agriliance’s CPP Business, as previously discussed.

        Minority Interests. Minority interests of $5.9 million for the three months ended May 31, 2003 increased by $0.1 million (1%) compared to the three months ended May 31, 2002. The net change in minority interests was primarily a result of slightly more profitable operations within the Company’s majority-owned subsidiaries during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA), an approximately 74.5% owned subsidiary.

        Income Taxes. Income taxes of $8.7 million for the three months ended May 31, 2003 were essentially unchanged compared to the three months ended May 31, 2002. The income taxes and the effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Comparison of the nine months ended May 31, 2003 and 2002

        Net Income. Consolidated net income for the nine months ended May 31, 2003 was $88.4 million compared to $90.4 million for the nine months ended May 31, 2002, which represents a $2.0 million (2%) decrease. Reduced income in the Energy, Grain Marketing and Processed Grains and Foods segments was partially offset by increased income in the Agronomy and Country Operations and Services segments compared to the nine months ended May 31, 2002.

         Net Sales. Consolidated net sales of $7.4 billion for the nine months ended May 31, 2003 increased $1.8 billion (32%) compared to the nine months ended May 31, 2002.

        Energy net sales of $2.6 billion increased $806.5 million (45%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Sales for the nine months ended May 31, 2003 and 2002 were $2,684.8 million and $1,857.1 million, respectively. The Company eliminated all intracompany sales from the Energy segment to the Country Operations and Services segment of $69.2 million and $48.0 million for the nine months ended May 31, 2003 and 2002, respectively. The increase was primarily the result of increased refined fuels volumes of 23% and an average sales price increase of $0.20 per gallon compared to the nine months ended May 31, 2002. In addition, propane sales volumes increased 22% and the average sales price increased $0.07 per gallon compared to the nine months ended May 31, 2002. Refined fuels and propane increases were primarily a result of the acquisition of the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC a joint venture formerly with Farmland at a purchase price of $39.2 million. In addition, refined fuels commodity prices increased as a result of higher global crude values compared to the prior year. Propane volumes increased due to a colder winter compared to the prior year.

        Country Operations farm supply sales of $553.6 million increased by $98.2 million (22%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. The increase is primarily due to increased volumes from a sunflower plant acquisition and volume and price increases on farm supply products.

        Company-wide grain and oilseed net sales of $3.8 billion increased $934.8 million (32%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Sales for the nine months ended May 31, 2003 were $3,574.3 million and $911.4 million from Grain Marketing and Country Operations and Services segments, respectively. Sales for the nine months ended May 31, 2002 were $2,730.3 million and $641.0 million from the Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intracompany sales from the Country Operations and Services segment to the Grain Marketing segment, of $646.6 million and $467.0 million, for the nine months ended May 31, 2003 and 2002, respectively. The net increase in sales was primarily due to increases of $1.22 per bushel (36%) in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in volume of 2% compared to the nine months ended May 31, 2002.

        Processed Grains and Foods net sales of $355.0 million decreased $39.2 million (10%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. The net decrease in sales is primarily due to the formation of Horizon, a joint venture that was formed in January 2002. After that date, the Company has accounted for operating results of Horizon under the equity method of accounting. The Company has a 24% interest in Horizon, and Cargill, Incorporated (Cargill) has a 76% interest. The Company is leasing its five mills and related equipment to Horizon under an operating lease. This decrease was partially offset by increased refined soybean oil sales primarily due to volume increases of 1% and an average price increase of $0.04 per pound on soybeans.

        Patronage Dividends. Patronage dividends received of $2.3 million decreased $2.6 million (53%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Patronage dividends from a cooperative were received in June 2003 compared to May 2002.

        Other Revenues. Other revenues of $93.0 million increased $10.9 million (13%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. The most significant changes were due to increased service and other revenues in the Country Operations and Services segment compared to the nine months ended May 31, 2002.

        Cost of Goods Sold. Cost of goods sold of $7.2 billion increased $1.8 billion (33%) during the nine months ended May 31, 2003, compared to the nine months ended May 31, 2002. Cost of goods sold in the Energy segment increased by $844.8 million (49%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Refined fuels volumes increased by 23% and the average cost increased by $0.21 per gallon compared to the nine months ended May 31, 2002, primarily the result of the acquisition previously discussed and higher global crude values. Propane volumes increased by 22% and the average cost increased by $0.07 per gallon compared to the nine months ended May 31, 2002, primarily the result of the acquisition previously discussed and a colder winter compared to the prior year. The cost of all grains and oilseeds procured by the Company through its Grain Marketing and Country Operations and Services segments increased $914.1 million (33%) compared to the nine months ended May 31, 2002 primarily due to $1.21 per bushel (36%) increase, which was partially offset by a 2% decrease in volume. Country Operations and Services segment farm supply cost of goods sold increased by $82.8 million (22%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002 primarily due to a sunflower plant acquisition and increased average cost per unit on farm supply products. In addition, during the nine months ended May 31, 2003 the Country Operations and Services segment recorded impairments of $3.2 million on its facilities. The increased cost of goods sold in the Country Operations and Services segment was partially offset by $10.9 million of cash received from a class action lawsuit, alleging illegal price fixing against various feed vitamin product suppliers. Cost of goods sold in the Processed Grains and Foods segment decreased by $35.7 million (10%) compared to the nine months ended May 31, 2002, primarily due to the formation of Horizon, as previously discussed, which was partially offset by refined soybean oil volume increases of 1% and cost of raw material increases of $0.02 per pound on soybeans.

        Marketing, General and Administrative. Marketing, general and administrative expenses of $140.7 million for the nine months ended May 31, 2003 increased by $0.7 million compared to the nine months ended May 31, 2002. Marketing, general and administrative expenses increased by $1.7 million due to the write-off of the Company’s investment in Farmland primarily in the Country Operations and Services segment. In addition, marketing, general and administrative expense changes in the Country Operations and Services and Energy segments were primarily due to acquisitions.

        Interest. Interest expense of $36.5 million for the nine months ended May 31, 2003 increased by $4.6 million (14%) compared to the nine months ended May 31, 2002. The average level of short-term borrowings increased $122.4 million primarily to finance working capital needs, and the average short-term interest rate decreased 0.3% during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Long-term debt borrowings increased due to an additional $175.0 million of private placement debt which was issued in October 2002.

         Equity (Income) Loss from Investments. Equity income from investments of $32.4 million for the nine months ended May 31, 2003 decreased by $1.3 million (4%) compared to the nine months ended May 31, 2002. The decrease was primarily attributable to investment losses in the Grain Marketing segment and decreased earnings from Ventura, a Processed Grains and Foods segment investment. The decrease was partially offset by increased earnings from Agriliance, an Agronomy segment investment and Energy segment investments. The Company’s share of Agriliance earnings increased primarily due to the April 2003 purchase of an additional economic interest in Agriliance’s CPP Business, as previously discussed.

         Minority Interests. Minority interests of $14.7 million for the nine months ended May 31, 2003 increased by $3.1 million (27%) compared to the nine months ended May 31, 2002. The net change in minority interests was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

        Income Taxes. Income tax expense of $11.0 million for the nine months ended May 31, 2003 decreased $2.4 million (18%) compared to the nine months ended May 31, 2002, resulting in effective tax rates of a 11.1% and 12.9%, respectively. The income taxes and the effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Liquidity and Capital Resources

Cash Flows from Operations

        Operating activities of the Company provided net cash of $220.3 million and $78.8 million during the three months ended May 31, 2003 and 2002, respectively. For the three-month period ended in 2003, net income of $52.2 million, net non-cash expenses of $0.7 million and decreased working capital requirements of $167.4 million provided the cash from operating activities. For the three-month period ended in 2002, net income of $46.6 million and decreased working capital requirements of $41.9 million were partially offset by net non-cash income of $9.7 million.

        Operating activities of the Company provided net cash of $99.9 million and used net cash of $36.4 million during the nine months ended May 31, 2003 and 2002, respectively. For the nine-month period ended in 2003, net income of $88.4 million and net non-cash expenses of $60.3 million were partially offset by increased working capital requirements of $48.8 million. For the nine-month period ended in 2002, net income of $90.4 million and net non-cash expenses of $47.9 million were exceeded by increased working capital requirements of $174.7 million.

Cash Flows from Investing Activities

        For the three months ended May 31, 2003 and 2002, the net cash flows used in the Company's investing activities totaled $74.8 million and $22.8 million, respectively.

        The acquisition of property, plant and equipment comprised the primary use of cash totaling $45.1 million and $32.8 million for the three months ended May 31, 2003 and 2002, respectively. For the year ended August 31, 2003 the Company expects to spend approximately $216.8 million for the acquisition of property, plant and equipment, which includes $57.0 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $80.0 million, of which $60.2 million was used for construction through May 31, 2003. Capital expenditures primarily related to the Environmental Protection Agency low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery over the next three years, of which $2.1 million has been spent at the Laurel refinery and $25.6 million has been spent by NCRA at the McPherson refinery as of May 31, 2003. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

        Investments made during the three months ended May 31, 2003 and 2002 totaled $36.4 million and $9 thousand, respectively. During the three-month period in 2003 the Company paid $34.3 million for the acquisition of an additional economic interest in the CPP Business of Agriliance, as previously discussed.

        Acquisitions of intangibles were $0.3 million and $0.4 million for the three months ended May 31, 2003 and 2002, respectively.

        During the three months ended May 31, 2003 the changes in notes receivable resulted in a decrease in cash flows of $2.8 million, and during the three months ended May 31, 2002 the changes in notes receivable resulted in an increase in cash flows of $0.3 million.

        Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $4.0 million and $1.8 million for the three months ended May 31, 2003 and 2002, respectively. Also partially offsetting cash outlays were distributions received from joint ventures and investments totaling $5.9 million and $8.8 million for the three months ended May 31, 2003 and 2002, respectively.

        For the nine months ended May 31, 2003 and 2002, the net cash flows used in the Company's investing activities totaled $124.9 million and $77.2 million, respectively.

        The acquisition of property, plant and equipment comprised the primary use of cash totaling $122.5 million and $84.7 million for the nine months ended May 31, 2003 and 2002, respectively.

        Investments made during the nine months ended May 31, 2003 and 2002 totaled $40.6 million and $6.2 million, respectively. During the nine-month period in 2003 the Company paid $34.3 million for the acquisition of an additional economic interest in the CPP Business of Agriliance, as previously discussed.

        Acquisitions of intangibles were $0.8 million and $28.0 million for the nine months ended May 31, 2003 and 2002, respectively. During the nine months ended May 31, 2002, the acquisitions of intangibles were primarily related to the purchase of Farmland’s interest in its wholesale energy business, as previously discussed, and represents trademarks, tradenames and non-compete agreements.

        During the nine months ended May 31, 2003 the changes in notes receivable resulted in a decrease in cash flows of $14.3 million primarily from additional related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the nine months ended May 31, 2002 the changes in notes receivable resulted in an increase in cash flows of $2.7 million.

        Distributions to minority owners for the nine months ended May 31, 2003 and 2002 were $0.5 million and $4.8 million, respectively, and were related to NCRA.

        Partially offsetting cash outlays in investing activities were distributions received from joint ventures and investments totaling $37.3 million and $32.2 million for the nine months ended May 31, 2003 and 2002, respectively. Also partially offsetting cash outlays were proceeds from the disposition of property, plant and equipment of $15.9 million and $10.5 million for the nine months ended May 31, 2003 and 2002, respectively.

Cash Flows from Financing Activities

        The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2003, the Company established a new 364-day credit facility of $600.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On May 31, 2003, August 31, 2002 and May 31, 2002, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $321.1 million, $332.5 million and $276.0 million, respectively. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of broker commissions of $3.2 million) was also used to pay down the 364-day credit facility.

        In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. The Company had previous outstanding balances on this facility of $75.0 million on August 31, 2002 and on May 31, 2002. Repayments of $45.00 million and $75.0 million were made on this facility during the three months and nine months ended May 31, 2003, respectively.

        In May 2003, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. There was no outstanding balance on this new credit facility on May 31, 2003.

        The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and cooperative banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $139.4 million, $144.3 million and $146.0 million on May 31, 2003, August 31, 2002 and May 31, 2002, respectively. Repayments of $1.6 million and $4.9 million were made on this facility during each of the three months and nine months ended May 31, 2003 and 2002.

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

        The Company, through NCRA, had revolving term loans outstanding of $15.8 million, $18.0 million and $18.8 million on May 31, 2003, August 31, 2002 and May 31, 2002, respectively. Repayments of $0.8 million and $2.3 million were made during each of the three months and nine months ended May 31, 2003 and 2002.

        On May 31, 2003, the Company had total long-term debt outstanding of $661.1 million, of which $170.4 million was bank financing, $480.0 million was private placement proceeds and $10.7 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 has not materially changed during the nine months ended May 31, 2003 other than for the $75.0 million repayment on the five-year revolver which was classified as a current payable on August 31, 2002, and the $175.0 million of private placement debt discussed previously, of which repayments will not start until 2007. The Company is in compliance with all debt covenants and restrictions as of May 31, 2003.

        During the three months ended May 31, 2003 and 2002, the Company received no proceeds from borrowings on a long-term basis, and repaid long-term debt of $48.7 million and $4.6 million, respectively.

        During the nine months ended May 31, 2003 and 2002, the Company borrowed on a long-term basis $175.0 million and $30.0 million, respectively, and during the same periods repaid long-term debt of $86.0 million and $14.7 million, respectively.

        In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company’s practice prior to this date. This change was authorized through a bylaw amendment at the Company’s annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2002 were primarily distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 30%, was $26.5 million. During the prior fiscal year the Company distributed cash patronage of $40.1 million from the patronage earnings of the fiscal year ended August 31, 2001.

        The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities that have been outstanding for more than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates that have been outstanding for more than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2002, to be distributed in fiscal year 2003, are expected to be approximately $30.3 million, of which $26.4 million was redeemed during the nine months ended May 31, 2003. During the nine months ended May 31, 2002 the Company redeemed $26.3 million of equity. Redemptions of equity by the Company during the three-month periods ended May 31, 2003 and 2002 were $2.0 million and $3.2 million, respectively.

        In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for proceeds of $86.3 million (3,450,000 shares), and are listed on the Nasdaq National Market. Expenses related to the issuance of the New Preferred were $3.8 million.

        The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1 per share. As of May 31, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

Off Balance Sheet Financing Arrangements

Lease Commitments

        The Company’s lease commitments presented in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 have not materially changed during the nine months ended May 31, 2003.

Guarantees

        The Company is a guarantor for lines of credit for related companies of which $50.3 million was outstanding on May 31, 2003. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants also allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of May 31, 2003.

Debt

        There is no material off balance sheet debt.

Critical Accounting Policies

        The Company’s Critical Accounting Policies are presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.

Effect of Inflation and Foreign Currency Transactions

        The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. The Company has recently opened a grain marketing office in Brazil that will impact its exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded. The

Company continues to assess whether any other ARO’s exist related to its remaining operations, however, based on available information to date, no ARO’s have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee. The Company adopted this interpretation during the quarter ended February 28, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

        On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the period ended May 31, 2003 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(a) Exhibits

Exhibit	Description

4.1	Resolution amending a previous Preferred Stock Resolution with respect to the record date for payment of dividends for the Company’s 8% Cumulative Redeemable Preferred Stock
10.1	Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties
99.1	Cautionary Statement
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENEX HARVEST STATES COOPERATIVES
(Registrant)

July 2, 2003	/s/ John Schmitz

(Date)	John Schmitz Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION

I, John D. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cenex Harvest States Cooperatives;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

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
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer