Form 10-K/A
period 2002-08-31
CHS INC
filed 2003-11-14
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                  FORM 10-K/A-2
                              --------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER: 0-50150

                              --------------------

                                    CHS INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                       41-0251095
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

        5500 CENEX DRIVE                                 (651) 355-6000
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

                                 YES _____  NO __X__

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                    CHS INC.

                                EXPLANATORY NOTE


     This Amendment No. 2 on Form 10-K amends the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and is being filed solely to amend specific Items of the Annual Report for certain sales and transfers related to the Company's Grain Marketing business segment that were not properly eliminated for the fiscal years ended August 31, 2002, 2001 and 2000, as more fully explained in Note 16 to the Consolidated Financial Statements. These changes had no effect on the Company's financial condition, or changes in cash flows, and no effect on reported gross profit or net income for the periods stated above.


     Items to be amended include Item 1, Item 6, Item 7, Item 8 and Item 15(a)(1). In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications in Item 15(a)(3). No other changes have been made to the Annual Report. This Form 10-K/A-2 does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

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

     THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.


                                  THE COMPANY


     Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS, Inc. CHS Inc. (CHS, Cenex Harvest States Cooperatives, CHS Cooperatives or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS Cooperatives buys commodities from and provides products and services to its members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company's operations are conducted through equity investments and joint ventures whose operating results are not consolidated with the Company's results; rather, a proportionate share of the income from those entities is included as a component in the Company's net income under the equity method of accounting. For the fiscal year ended August 31, 2002, the Company's total revenues were $7.3 billion.


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

SUMMARY OPERATING RESULTS
     Summary operating results for the Grain Marketing business segment for the fiscal years ended August 31, 2002, 2001 and 2000 are shown below:



                                                        2002            2001            2000
                                                   -------------   -------------   -------------
                                                    Restated(a)     Restated(a)     Restated(a)
                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .....................................    $3,281,469      $3,416,239      $3,375,616
 Patronage dividends ...........................           497             840             861
 Other revenues ................................        21,902          22,964          15,440
                                                    ----------      ----------      ----------
                                                     3,303,868       3,440,043       3,391,917
Cost of goods sold .............................     3,272,985       3,416,500       3,361,672
Marketing, general and administrative ..........        22,213          22,396          21,412
                                                    ----------      ----------      ----------
Operating earnings .............................         8,670           1,147           8,833
Interest .......................................         4,807           8,144           8,701
Equity income from investments .................        (4,257)         (4,519)         (6,452)
                                                    ----------      ----------      ----------
Income (loss) before income taxes ..............    $    8,120      $   (2,478)     $    6,584
                                                    ==========      ==========      ==========
Total identifiable assets -- August 31 .........    $  481,232      $  345,696      $  321,813
                                                    ==========      ==========      ==========

(a) See Note 16 in the Consolidated Financial Statements for discussion on the matters restated.


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

                                   PART II.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial information below has been derived from the Company's consolidated financial statements for the periods indicated. The selected consolidated financial information subsequent to August 31, 1999 should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing.


                      SUMMARY CONSOLIDATED FINANCIAL DATA


                                                 YEARS ENDED AUGUST 31,                     THREE MONTHS
                                 -------------------------------------------------------  ENDED AUGUST 31,    YEAR ENDED
                                      2002          2001          2000          1999            1998         MAY 31, 1998
                                 ------------- ------------- ------------- ------------- ------------------ -------------
                                  Restated(a)   Restated(a)   Restated(a)   Restated(a)      Restated(a)     Restated(a)
                                                                  (DOLLARS IN THOUSANDS)
Income Statement Data:
 Revenues:
   Net sales ...................  $7,156,454    $7,464,242    $8,248,413    $6,198,843       $1,498,316      $8,278,933
   Patronage dividends .........       3,885         5,977         5,494         5,876            5,111          70,387
   Other revenues ..............     109,459       116,254        97,471        81,180           17,706          85,127
                                  ----------    ----------    ----------    ----------       ----------      ----------
                                   7,269,798     7,586,473     8,351,378     6,285,899        1,521,133       8,434,447
 Cost of goods sold ............   6,937,956     7,181,433     8,051,057     6,010,796        1,442,599       8,078,351
 Marketing, general and
  administrative ...............     187,292       184,046       155,266       152,031           34,998         126,061
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Operating earnings ............     144,550       220,994       145,055       123,072           43,536         230,035
 Interest ......................      42,455        61,436        57,566        42,438           12,311          34,620
 Equity (income) loss from
  investments ..................     (58,133)      (28,494)      (28,325)      (22,363)           9,142          (8,381)
 Minority interests ............      15,390        35,098        24,546        10,017            3,252           6,880
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Income before income taxes ....     144,838       152,954        91,268        92,980           18,831         196,916
 Income taxes ..................      18,700       (25,600)        3,880         6,980            2,895          19,615
                                  ----------    ----------    ----------    ----------       ----------      ----------
 Net income ....................  $  126,138    $  178,554    $   87,388    $   86,000       $   15,936      $  177,301
                                  ==========    ==========    ==========    ==========       ==========      ==========
Balance Sheet Data (at end of
 period):
 Working capital ...............  $  249,115    $  305,280    $  214,223    $  219,045       $  284,452      $  235,721
 Net property, plant and
  equipment ....................   1,057,421     1,023,872     1,034,768       968,333          915,770         868,073
 Total assets ..................   3,481,727     3,057,319     3,172,680     2,787,664        2,469,103       2,436,515
 Long-term debt, including
  current maturities ...........     572,124       559,997       510,500       482,666          456,840         378,408
 Total equities ................   1,289,638     1,261,153     1,164,426     1,117,636        1,065,877       1,029,973

(a) See Note 16 in the Consolidated Financial Statements for discussion on the matters restated.

     The selected financial statement information below has been derived from the Company's five business segments, and Corporate and Other, for the fiscal years ended August 31, 2002, 2001 and 2000. The intracompany sales between segments were $753.3 million, $973.2 million and $889.4 million for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

                  SUMMARY FINANCIAL DATA BY BUSINESS SEGMENT

                                                              AGRONOMY                                   ENERGY
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                              (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................                              $  808,659    $2,657,689    $2,781,243    $2,959,622
 Patronage dividends .......................  $      (89)   $      196           224           458           712           311
 Other revenues ............................                                   5,817         6,392         4,036         2,792
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                     (89)          196       814,700     2,664,539     2,785,991     2,962,725
Cost of goods sold .........................                                 764,744     2,489,352     2,549,099     2,862,715
Marketing, general and
 administrative ............................       8,957         8,503        20,832        66,731        48,432        43,332
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating (losses) earnings ................      (9,046)       (8,307)       29,124       108,456       188,460        56,678
Interest ...................................      (1,403)       (4,529)       (3,512)       16,875        25,097        27,926
Equity (income) loss from
 investments ...............................     (13,425)       (7,360)        4,336         1,166         4,081          (856)
Minority interests .........................                                                14,604        34,713        24,443
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income before income taxes .................  $    5,782    $    3,582    $   28,300    $   75,811    $  124,569    $    5,165
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  242,015    $  230,051    $  228,277    $1,305,828    $1,154,036    $1,379,019
                                              ==========    ==========    ==========    ==========    ==========    ==========




                                                         COUNTRY OPERATIONS                         GRAIN MARKETING
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                                        Restated(a)   Restated(a)   Restated(a)
                                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................  $1,474,553    $1,577,268    $1,409,892    $3,281,469    $3,416,239    $3,375,616
 Patronage dividends .......................       2,572         3,683         3,830           497           840           861
 Other revenues ............................      80,789        80,479        68,436        21,902        22,964        15,440
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                               1,557,914     1,661,430     1,482,158     3,303,868     3,440,043     3,391,917
Cost of goods sold .........................   1,471,422     1,569,884     1,404,120     3,272,985     3,416,500     3,361,672
Marketing, general and
 administrative ............................      47,995        53,417        44,136        22,213        22,396        21,412
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating earnings .........................      38,497        38,129        33,902         8,670         1,147         8,833
Interest ...................................      13,851        15,695        12,782         4,807         8,144         8,701
Equity income from investments .............        (283)         (246)       (1,007)       (4,257)       (4,519)       (6,452)
Minority interests .........................         786           385           103
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........  $   24,143    $   22,295    $   22,024    $    8,120    $   (2,478)   $    6,584
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  799,711    $  679,053    $  660,358    $  481,232    $  345,696    $  321,813
                                              ==========    ==========    ==========    ==========    ==========    ==========



                                                     PROCESSED GRAINS AND FOODS                    CORPORATE AND OTHER
                                             ----------------------------------------- -----------------------------------------
                                                  2002          2001          2000          2002          2001          2000
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Net sales .................................  $  496,084    $  662,726    $  584,052
 Patronage dividends .......................         260           339           100    $      187    $      207    $      168
 Other revenues ............................      (1,469)         (238)          (10)        1,845         9,013         4,996
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                 494,875       662,827       584,142         2,032         9,220         5,164
Cost of goods sold .........................     457,538       619,184       547,234
Marketing, general and
 administrative ............................      36,930        44,870        21,462         4,466         6,428         4,092
                                              ----------    ----------    ----------    ----------    ----------    ----------
Operating earnings (losses) ................         407        (1,227)       15,446        (2,434)        2,792         1,072
Interest ...................................       9,514        13,026         9,851        (1,189)        4,003         1,818
Equity (income) loss from
 investments ...............................     (41,331)      (35,505)      (24,367)           (3)       15,055            21
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........  $   32,224    $   21,252    $   29,962    $   (1,242)   $  (16,266)   $     (767)
                                              ==========    ==========    ==========    ==========    ==========    ==========
Total identifiable assets -- August 31 .....  $  439,942    $  430,871    $  391,286    $  212,999    $  217,612    $  191,927
                                              ==========    ==========    ==========    ==========    ==========    ==========



(a) See Note 16 in the Consolidated Financial Statements for discussion on the matters restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. CHS Inc. (CHS, Cenex Harvest States, CHS Cooperatives or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS Cooperatives buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.


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


     NET SALES. Consolidated net sales of $7.2 billion for the year ended August 31, 2002 decreased $307.8 million (4%) compared to the year ended August 31, 2001.


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


     Company-wide grain and oilseed net sales of $3.5 billion increased $29.0 million (1%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Sales for the year ended August 31, 2002 were $3,281.4 million and $862.0 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 2001 were $3,416.2 million and $913.4 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $685.4 million and $900.6 million, for the years ended August 31, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $0.28 (10%) per bushel in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 8% compared to the prior year.


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


     COST OF GOODS SOLD. Cost of goods sold of $6.9 billion decreased $243.5 million (3%) during the year ended August 31, 2002, compared to the year ended August 31, 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 10% compared to the year ended August 31, 2001 primarily due to a $0.27 (10%) average cost per bushel increase, which was partially offset by a 8% decrease in volume. This increase was partially offset by decreases in cost of goods sold in the Processed Grains and Foods, Country Operations and Energy segments. Processed Grains and Foods segment cost of goods sold decreased by 26% compared to the year ended August 31, 2001, primarily due to the formation of Horizon, as previously described. Country Operations segment farm supply cost of goods sold decreased by 9% during the year ended August 31, 2002 compared to the prior year primarily due to the reduced cost of energy products. The Energy segment cost of goods sold decreased by 2% during the year ended August 31, 2002 compared to the prior year, primarily due to the dissolution of CRLLC, as previously discussed. However, the volumes of refined fuels that were not associated with the dissolution of CRLLC increased by 49%, which was partially offset by an average cost decrease of $0.18 per gallon compared to the year ended August 31, 2001. The average cost of propane decreased by $0.19 per gallon, which was partially offset by a 28% volume increase compared to the prior year. These volume increases were primarily the result of acquisitions.


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


     NET SALES. Consolidated net sales of $7.5 billion for the year ended August 31, 2001 represent a $784.2 million (10%) decrease compared to the year ended August 31, 2000.


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


     Company-wide grain and oilseed net sales of $3.4 billion increased $27.7 million (1%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. Sales for the year ended August 31, 2001 were $3,416.2 million and $913.4 million from Grain Marketing and Country Operations segments, respectively. Sales for the year ended August 31, 2000 were $3,375.6 million and $819.0 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment of $900.6 million and $793.3 million for the years ended August 31, 2001 and 2000, respectively. This increase in sales was primarily due to an increase of $0.03 (1%) per bushel in the average sales price while volumes were essentially unchanged on all grain and oilseed marketed by the Company compared to the prior year.


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


     COST OF GOODS SOLD. Cost of goods sold of $7.2 billion decreased $869.6 million (11%) during the year ended August 31, 2001 compared to the year ended August 31, 2000. The decrease was primarily attributable to the impact of recording the Company's share of its agronomy operations on the equity method in 2001 as previously discussed, which caused a reduction in cost of goods sold of $764.7 million compared to the year ended August 31, 2000. In addition, during the year ended August 31, 2001 the cost of goods sold of the Energy segment decreased by 11% primarily due to a decrease in volume as a result of the dissolution of CRLLC. The decrease was partially offset by volume and price increases on refined fuels purchases that were not part of CRLLC, and propane products. The cost of all grain and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased 1% compared to the previous year end primarily due to a $0.03 (1%) cost per bushel increase with volumes remaining essentially unchanged. Country Operations segment farm supply cost of goods sold increased by 14% during the year ended August 31, 2001 compared to the year ended August 31, 2000, primarily due to cost increases in agronomy and energy products and higher volumes due to acquisitions. Cost of goods sold within the Processed Grains and Foods segment increased by 13% due to volume increases primarily as a result of acquisitions.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Item 8 is hereby amended to replace the Company's financial statements for the years ended August 31, 2002, 2001 and 2000. The Company's financial statements which are included in this Form 10-K/A-2 following the signatures, are hereby incorporated by reference in this Item 8.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K/A-2.

                                                                        PAGE NO.
                                                                        --------
     CENEX HARVEST STATES COOPERATIVES
     Consolidated Balance Sheets as of August 31, 2002 and 2001 ......    F-1
     Consolidated Statements of Operations for the years ended
       August 31, 2002, 2001 and 2000 ................................    F-2
     Consolidated Statements of Equities and Comprehensive Income
       for the years ended August 31, 2002, 2001 and 2000 ............    F-4
     Consolidated Statements of Cash Flows for the years ended
       August 31, 2002, 2001 and 2000 ................................    F-6
     Notes to Consolidated Financial Statements ......................    F-7
     Report of Independent Accountants ...............................    F-27

     VENTURA FOODS, LLC, A NON-CONSOLIDATED 50% OWNED EQUITY INVESTMENT
     Independent Auditors' Report                                         F-28
     Consolidated Balance Sheets as of March 31, 2003 and 2002            F-29
     Consolidated Statements of Income for the years ended
       March 31, 2003 and 2002, the three months ended
       March 31, 2001 and the year ended December 31, 2000                F-30
     Consolidated Statements of Members' Capital for the years ended
       March 31, 2003 and 2002, the three months ended
       March 31, 2001 and the year ended December 31, 2000                F-31
     Consolidated Statements of Cash Flows for the years ended
       March 31, 2003 and 2002, the three months ended
       March 31, 2001 and the year ended December 31, 2000                F-32
     Notes to Consolidated Financial Statements for the years ended
       March 31, 2003 and 2002, the three months ended
       March 31, 2001 and the year ended December 31, 2000                F-33

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   EXHIBITS
     Item 15(a)(3) is amended to add the following exhibits:

         23.3     Independent Auditors' Consent
         23.4     Independent Auditors' Consent
         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHS Inc.


By:     /s/ JOHN SCHMITZ                    Date: November 14, 2003
  -------------------------------                 -----------------
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED AUGUST 31,



                                                       2002            2001            2000
                                                  -------------   -------------   -------------
                                                    Restated        Restated        Restated
                                                    (Note 16)       (Note 16)       (Note 16)
                                                             (DOLLARS IN THOUSANDS)
REVENUES:
 Net sales ....................................    $7,156,454      $7,464,242      $8,248,413
 Patronage dividends ..........................         3,885           5,977           5,494
 Other revenues ...............................       109,459         116,254          97,471
                                                   ----------      ----------      ----------
                                                    7,269,798       7,586,473       8,351,378
Cost of goods sold ............................     6,937,956       7,181,433       8,051,057
Marketing, general and administrative .........       187,292         184,046         155,266
                                                   ----------      ----------      ----------
Operating earnings ............................       144,550         220,994         145,055
Interest ......................................        42,455          61,436          57,566
Equity income from investments ................       (58,133)        (28,494)        (28,325)
Minority interests ............................        15,390          35,098          24,546
                                                   ----------      ----------      ----------
INCOME BEFORE INCOME TAXES ....................       144,838         152,954          91,268
INCOME TAXES ..................................        18,700         (25,600)          3,880
                                                   ----------      ----------      ----------
NET INCOME ....................................    $  126,138      $  178,554      $   87,388
                                                   ==========      ==========      ==========
DISTRIBUTION OF NET INCOME:
 Patronage refunds ............................    $   92,900      $  128,900      $   87,400
 Unallocated capital reserve ..................        33,238          49,654             (12)
                                                   ----------      ----------      ----------
   Net income .................................    $  126,138      $  178,554      $   87,388
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                                                    CAPITAL       NONPATRONAGE                     WHEAT
                                                                    EQUITY           EQUITY        PREFERRED      MILLING
                                                                 CERTIFICATES     CERTIFICATES       STOCK         EPUS
                                                                --------------   --------------   -----------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
BALANCES, SEPTEMBER 1, 1999 .................................     $  912,294        $28,785                      $  9,258
 Patronage and equity retirement determination ..............         25,750
 Patronage distribution .....................................         41,182
 Equities retired ...........................................        (28,615)           (82)
 Equities issued ............................................          7,921
 Other, net .................................................           (178)          (194)                          (12)
 Comprehensive income:
  Net income ................................................
  Other comprehensive loss ..................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (17,474)
                                                                  ----------        -------                      --------
BALANCES, AUGUST 31, 2000 ...................................        940,880         28,509                         9,246
 Patronage and equity retirement determination ..............         17,474
 Patronage distribution .....................................         60,304
 Equities retired ...........................................        (18,662)           (74)
 Equities issued ............................................          5,481
 Equity Participation Units issued ..........................
 Equity Participation Units redeemed ........................                                                      (9,066)
 Other, net .................................................           (120)          (277)                         (180)
 Comprehensive income:
  Net income ................................................
  Other comprehensive income ................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (33,484)
                                                                  ----------        -------                      --------
BALANCES, AUGUST 31, 2001 ...................................        971,873         28,158                            --
 Patronage and equity retirement determination ..............         33,484
 Patronage distribution .....................................         92,484
 Equities retired ...........................................        (31,099)           (46)
 Equities issued ............................................          2,600
 Preferred stock issued, net ................................                                        $9,325
 Preferred stock dividends ..................................
 Other, net .................................................           (106)          (339)
 Comprehensive income:
  Net income ................................................
  Other comprehensive loss ..................................
 Total comprehensive income .................................
 Patronage dividends and equity retirements payable .........        (28,640)
                                                                  ----------        -------          ------      --------
BALANCES, AUGUST 31, 2002 ...................................     $1,040,596        $27,773          $9,325      $     --
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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     ORGANIZATION -- Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS, Inc. CHS, Inc. (CHS, Cenex Harvest States, CHS Cooperatives or the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, wheat milling, oilseed processing and refining and foods, the Company provides its patrons with energy and agronomy products as well as other farm supplies. Sales are both domestic and international.


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

     Segment information for the years ended August 31, 2002, 2001 and 2000 is as follows:

                                                                                  PROCESSED     CORPORATE
                                                         COUNTRY       GRAIN      GRAINS AND       AND      RECONCILING
                              AGRONOMY      ENERGY     OPERATIONS    MARKETING      FOODS         OTHER       AMOUNTS      TOTAL
                             ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------
                                                                      Restated                               Restated     Restated
                                                                      (Note 16)                              (Note 16)    (Note 16)
                                                                     (DOLLARS IN THOUSANDS)
For the year ended
 August 31, 2002:
Net sales ................                $2,657,689   $1,474,553    $3,281,469   $  496,084                $ (753,341)  $7,156,454
Patronage dividends ......   $      (89)         458        2,572           497          260   $      187                     3,885
Other revenues ...........                     6,392       80,789        21,902       (1,469)       1,845                   109,459
                             ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
                                    (89)   2,664,539    1,557,914     3,303,868      494,875        2,032     (753,341)   7,269,798
Cost of goods sold .......                 2,489,352    1,471,422     3,272,985      457,538                  (753,341)   6,937,956
Marketing, general and
 administrative ..........        8,957       66,731       47,995        22,213       36,930        4,466                   187,292
Interest .................       (1,403)      16,875       13,851         4,807        9,514       (1,189)                   42,455
Equity (income) loss from
 investments .............      (13,425)       1,166         (283)       (4,257)     (41,331)          (3)                  (58,133)
Minority interests .......                    14,604          786                                                            15,390
                             ----------  -----------   ----------    ----------   ----------   ----------   ----------   ----------
Income (loss) before
 income taxes ............   $    5,782  $    75,811   $   24,143    $    8,120   $   32,224   $   (1,242)  $       --   $  144,838
                             ==========  ===========   ==========    ==========   ==========   ==========   ==========   ==========

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

 11.  SEGMENT REPORTING (CONTINUED)

                                                                                 PROCESSED    CORPORATE
                                                       COUNTRY       GRAIN      GRAINS AND       AND      RECONCILING
                             AGRONOMY      ENERGY     OPERATIONS    MARKETING     FOODS         OTHER       AMOUNTS        TOTAL
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                                                    Restated                                Restated     Restated
                                                                    (Note 16)                               (Note 16)    (Note 16)
                                    (DOLLARS IN THOUSANDS)                             (DOLLARS IN THOUSANDS)
For the year ended
 August 31, 2002:
Goodwill ................                $    4,059   $      262                $   23,605                              $   27,926
                                         ==========   ==========                ==========                              ==========
Capital expenditures ....                $   54,576   $   34,305   $   14,851   $   35,144   $    1,293                 $  140,169
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $    1,247   $   58,701   $   21,214   $    6,235   $   13,436   $    3,153                 $  103,986
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
Total identifiable assets
 at August 31, 2002 .....   $  242,015   $1,305,828   $  799,711   $  481,232   $  439,942   $  212,999                 $3,481,727
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
For the year ended
 August 31, 2001:
Net sales ...............                $2,781,243   $1,577,268   $3,416,239   $  662,726                $  (973,234)  $7,464,242
Patronage dividends .....   $      196          712        3,683          840          339   $      207                      5,977
Other revenues ..........                     4,036       80,479       22,964         (238)       9,013                    116,254
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                   196    2,785,991    1,661,430    3,440,043      662,827        9,220      (973,234)   7,586,473
Cost of goods sold ......                 2,549,099    1,569,884    3,416,500      619,184                   (973,234)   7,181,433
Marketing, general and
 administrative .........        8,503       48,432       53,417       22,396       44,870        6,428                    184,046
Interest ................       (4,529)      25,097       15,695        8,144       13,026        4,003                     61,436
Equity (income) loss from
 investments ............       (7,360)       4,081         (246)      (4,519)     (35,505)      15,055                    (28,494)
Minority interests ......                    34,713          385                                                            35,098
                            ----------   ----------   ----------   ----------   ----------  ----------    -----------   ----------
Income (loss) before
 income taxes ...........   $    3,582   $  124,569   $   22,295   $   (2,478)  $   21,252   $  (16,266)  $        --   $  152,954
                            ==========   ==========   ==========   ==========   ==========   ==========   ===========   ==========
Goodwill ................                $    5,175   $      373                $   23,605                              $   29,153
                                         ==========   ==========                ==========                              ==========
Capital expenditures ....                $   38,984   $   32,448   $    3,715   $   20,485   $    1,978                 $   97,610
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $    1,250   $   55,343   $   21,738   $    4,917   $   22,304   $    3,628                 $  109,180
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
Total identifiable assets
 at August 31, 2001 .....   $  230,051   $1,154,036   $  679,053   $  345,696   $  430,871   $  217,612                 $3,057,319
                            ==========   ==========   ==========   ==========   ==========   ==========                 ==========
For the year ended
 August 31, 2000:
Net sales ...............   $  808,659   $2,959,622   $1,409,892   $3,375,616   $  584,052                $  (889,428)  $8,248,413
Patronage dividends .....          224          311        3,830          861          100   $      168                      5,494
Other revenues ..........        5,817        2,792       68,436       15,440          (10)       4,996                     97,471
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                               814,700    2,962,725    1,482,158    3,391,917      584,142        5,164      (889,428)   8,351,378
Cost of goods sold ......      764,744    2,862,715    1,404,120    3,361,672      547,234                   (889,428)   8,051,057
Marketing, general and
 administrative .........       20,832       43,332       44,136       21,412       21,462        4,092                    155,266
Interest ................       (3,512)      27,926       12,782        8,701        9,851        1,818                     57,566
Equity loss (income) from
 investments ............        4,336         (856)      (1,007)      (6,452)     (24,367)          21                    (28,325)
Minority interests ......                    24,443          103                                                            24,546
                            ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
Income (loss) before
 income taxes ...........   $   28,300   $    5,165   $   22,024   $    6,584   $   29,962   $     (767)  $        --   $   91,268
                            ==========   ==========   ==========   ==========   ==========   ==========   ===========   ==========
Capital expenditures ....                $   65,017   $   38,514   $   12,096   $   36,494   $    1,675                 $  153,796
                                         ==========   ==========   ==========   ==========   ==========                 ==========
Depreciation and
 amortization ...........   $      106   $   52,017   $   21,717   $    3,803   $   11,440   $    3,616                 $   92,699
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
                                                                   =======      ======

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

16.  NET SALES AND COST OF GOODS SOLD RESTATEMENT:

     Recently the Company determined that certain sales and transfers within the Grain Marketing segment and between the Grain Marketing segment and the Processed Grains and Foods segment, were not appropriately eliminated. The appropriate changes have been made to the consolidated statements of operations and segment reporting (see Note 11). These changes had no effect on the Company's financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated.

                                                       -----------          -----------
                                                       As Reported          As Restated
                                                       -----------          -----------
Grain Marketing Net Sales
2002                                                    3,787,322            3,281,469
2001                                                    3,514,314            3,416,239
2000                                                    3,453,807            3,375,616

Grain Marketing Cost of Goods Sold
2002                                                    3,778,838            3,272,985
2001                                                    3,514,575            3,416,500
2000                                                    3,439,863            3,361,672

Reconciling Amounts - Net Sales & Cost of Goods Sold
2002                                                     (683,781)            (753,341)
2001                                                     (782,539)            (973,234)
2000                                                     (718,182)            (889,428)

Net Sales
2002                                                    7,731,867            7,156,454
2001                                                    7,753,012            7,464,242
2000                                                    8,497,850            8,248,413

Cost of Goods Sold
2002                                                    7,513,369            6,937,956
2001                                                    7,470,203            7,181,433
2000                                                    8,300,494            8,051,057

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members and Patrons of Cenex Harvest States Cooperatives:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows, after the restatement described in Note 16, present fairly, in all material respects, the financial position of Cenex Harvest States Cooperatives and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company has restated its Consolidated Statements of Operations for the years ended August 31, 2002, 2001 and 2000.


October 18, 2002, except for Notes 11 and 16, which are as of October 31, 2003
Minneapolis, Minnesota

                          INDEPENDENT AUDITORS' REPORT


Members Committee
Ventura Foods, LLC


         We have audited the accompanying consolidated balance sheets of Ventura Foods, LLC and subsidiary (the "Company") as of March 31, 2003 and 2002 and the related consolidated statements of income, members' capital and cash flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


/s/ Deloitte & Touche LLP


Los Angeles, California
June 16, 2003

                        VENTURA FOODS, LLC AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2003 AND 2002

                                                                              2003            2002
                                                                          ------------    ------------
ASSETS (NOTE 4)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2) .................................... $  2,800,000    $  9,300,000
  Trade receivables--net of allowance for doubtful accounts
    of $1,909,000 and $1,543,000 at 2003 and 2002, respectively (Notes
    2, 4 and 5) .........................................................   64,313,000      57,139,000
  Inventories (Notes 2, 4 and 5) ........................................   92,366,000      62,799,000
  Prepaid expenses and other current assets .............................    5,922,000       2,283,000
  Due from Wilsey Foods, Inc. (Note 5) ..................................      309,000
  Derivative contract asset (Notes 2 and 5) .............................   18,703,000      13,298,000
                                                                          ------------    ------------
    Total current assets ................................................  184,413,000     144,819,000
                                                                          ------------    ------------
PROPERTY (Notes 2 and 4):
  Land, buildings and improvements ......................................  102,768,000      98,840,000
  Machinery and equipment ...............................................  139,264,000     129,133,000
  Construction-in-progress ..............................................    6,905,000       6,489,000
  Other property ........................................................   10,798,000      10,494,000
                                                                          ------------    ------------
    Total ...............................................................  259,735,000     244,956,000
Less accumulated depreciation and amortization ..........................  106,914,000      95,052,000
                                                                          ------------    ------------
  Property--net .........................................................  152,821,000     149,904,000
GOODWILL--Net of amortization of $18,087,000 at 2003 and 2002
  (Notes 2, 3 and 8) ....................................................   43,156,000      43,156,000
TRADEMARKS--Net of amortization of $8,526,000 and $8,685,000
  at 2003 and 2002 (Notes 2 and 8) ......................................   19,318,000      19,577,000

DEFERRED COMPENSATION PLAN TRUST (Note 6) ...............................   13,574,000      14,240,000

OTHER ASSETS--Net of amortization of $3,520,000 and $4,310,000
  at 2003 and 2002 (Notes 2 and 8) ......................................    4,673,000       5,293,000
                                                                          ------------    ------------
TOTAL ................................................................... $417,955,000    $376,989,000
                                                                          ============    ============
LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable (Note 5) ............................................. $ 58,395,000    $ 52,045,000
  Accrued liabilities (Note 5) ..........................................   36,984,000      25,784,000
  Dividends payable .....................................................    5,748,000       9,550,000
  Bank lines of credit (Note 4) .........................................   20,500,000       8,000,000
  Current portion of long-term debt (Note 4) ............................   74,228,000      12,758,000
  Current portion of long-term liability--Wilsey Foods, Inc. (Note 1) ...                      491,000
  Derivative contract liability (Notes 2 and 5) .........................   12,162,000       4,120,000
                                                                          ------------    ------------
    Total current liabilities ...........................................  208,017,000     112,748,000
LONG-TERM DEBT (Note 4) .................................................   22,950,000      97,178,000
DEFERRED COMPENSATION OBLIGATIONS (Note 6) ..............................   20,496,000      16,347,000
                                                                          ------------    ------------
    Total liabilities ...................................................  251,463,000     226,273,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
MEMBERS' CAPITAL ........................................................  166,492,000     150,716,000
                                                                          ------------    ------------
TOTAL ................................................................... $417,955,000    $376,989,000
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

                        VENTURA FOODS, LLC AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
   YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000

                                                                             THREE MONTHS
                                          YEAR ENDED        YEAR ENDED           ENDED            YEAR ENDED
                                           MARCH 31,         MARCH 31,          MARCH 31,        DECEMBER 31,
                                             2003              2002               2001               2000
                                         --------------    --------------     --------------     --------------

NET SALES (Notes 2 and 5) .............  $1,096,425,000    $  965,521,000     $  215,158,000     $  889,775,000
COST OF GOODS SOLD (Notes 2 and 5) ....     912,702,000       791,061,000        177,492,000        743,291,000
                                         --------------    --------------     --------------     --------------
GROSS PROFIT ..........................     183,723,000       174,460,000         37,666,000        146,484,000
                                         --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Selling, general and administrative
    (Notes 2 and 5) ...................     105,424,000        91,827,000         20,092,000         77,878,000
  Amortization of intangibles
    (Notes 2 and 8) ...................         223,000         6,227,000          1,581,000          6,431,000
                                         --------------    --------------     --------------     --------------
    Total operating expenses ..........     105,647,000        98,054,000         21,673,000         84,309,000
                                         --------------    --------------     --------------     --------------
OPERATING INCOME ......................      78,076,000        76,406,000         15,993,000         62,175,000
INTEREST EXPENSE--Net (Note 4) ........       6,785,000         7,474,000          2,071,000          9,585,000
OTHER EXPENSE (INCOME) (Note 7) .......         733,000        (1,554,000)          (446,000)        (4,916,000)
                                         --------------    --------------     --------------     --------------
NET INCOME ............................  $   70,558,000    $   70,486,000     $   14,368,000     $   57,506,000
                                         ==============    ==============     ==============     ==============

See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
   YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000

                                                        CENEX
                                                        HARVEST
                                      WILSEY            STATES
                                    FOODS, INC.       COOPERATIVES          TOTAL
                                   -------------     -------------     -------------
BALANCE, JANUARY 1, 2000 ........  $  67,315,000     $  44,877,000     $ 112,192,000
  Net income ....................     30,593,000        26,913,000        57,506,000
  Transfer of interest (Note 1) .    (11,775,000)       11,775,000
  Dividends .....................    (23,288,000)      (20,720,000)      (44,008,000)
                                   -------------     -------------     -------------
BALANCE, DECEMBER 31, 2000 ......     62,845,000        62,845,000       125,690,000
  Net income ....................      7,184,000         7,184,000        14,368,000
  Dividends .....................     (4,157,000)       (4,157,000)       (8,314,000)
                                   -------------     -------------     -------------
BALANCE, MARCH 31, 2001 .........     65,872,000        65,872,000       131,744,000
  Net income ....................     35,243,000        35,243,000        70,486,000
  Dividends .....................    (25,757,000)      (25,757,000)      (51,514,000)
                                   -------------     -------------     -------------
BALANCE, MARCH 31, 2002 .........     75,358,000        75,358,000       150,716,000
  Net income ....................     35,279,000        35,279,000        70,558,000
  Dividends .....................    (27,391,000)      (27,391,000)      (54,782,000)
                                   -------------     -------------     -------------
BALANCE, MARCH 31, 2003 .........  $  83,246,000     $  83,246,000     $ 166,492,000
                                   =============     =============     =============


See notes to consolidated financial statements.

                        VENTURA FOODS, LLC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000

                                                                                       THREE MONTHS
                                                      YEAR ENDED        YEAR ENDED          ENDED         YEAR ENDED
                                                       MARCH 31,         MARCH 31,        MARCH 31,       DECEMBER 31,
                                                         2003              2002             2001             2000
                                                      ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................  $ 70,558,000     $ 70,486,000     $ 14,368,000     $ 57,506,000
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .................    12,416,000       12,186,000        2,833,000       10,829,000
     Amortization of intangibles ...................       223,000        6,227,000        1,581,000        6,431,000
     Deferred rent .................................       515,000
     Loss (gain) on disposal of assets .............       872,000          324,000          128,000         (139,000)
     Derivative contract asset .....................     2,637,000       (1,803,000)      (7,375,000)
     Changes in operating assets and liabilities:
       Trade receivables ...........................    (7,174,000)        (771,000)         980,000         (359,000)
       Inventories .................................   (29,567,000)       3,881,000        5,089,000       (3,246,000)
       Prepaid expenses and other current assets ...    (3,639,000)        (793,000)         330,000          234,000
       Accounts payable ............................     6,350,000       (4,491,000)      (2,943,000)      (4,654,000)
       Accrued liabilities .........................    10,685,000        2,893,000       (2,540,000)       2,499,000
       Deferred compensation obligations ...........     4,815,000        4,866,000       (1,767,000)       6,747,000
       Due from/to affiliates ......................      (309,000)          47,000            1,000          293,000
                                                      ------------     ------------     ------------     ------------

         Net cash provided by operating activities .    68,382,000       93,052,000       10,685,000       76,141,000
                                                      ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property ..........................   (16,062,000)     (13,268,000)      (4,869,000)     (13,037,000)
  Proceeds from sale of assets .....................     1,845,000           69,000           23,000        1,021,000
  Acquisitions--net of cash acquired (Note 3) ......                                                       (5,312,000)
  Acquisition of trademarks ........................                                                          (47,000)
  Investment in rabbi trust ........................                    (13,976,000)
  Other assets .....................................    (1,332,000)         (48,000)          67,000         (201,000)
                                                      ------------     ------------     ------------     ------------
        Net cash used in investing activities ......   (15,549,000)     (27,223,000)      (4,779,000)     (17,576,000)
                                                      ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ......................   (12,758,000)     (12,603,000)        (554,000)     (12,417,000)
  Net borrowings from (payments on) line of credit .    12,500,000        3,000,000        5,000,000      (15,000,000)
  Payment to Wilsey Foods, Inc. (Note 1) ...........      (491,000)        (487,000)        (487,000)
  Dividends paid ...................................   (58,584,000)     (60,589,000)                      (38,539,000)
                                                      ------------     ------------     ------------     ------------
        Net cash (used in) provided by
          financing activities                         (59,333,000)     (70,679,000)       3,959,000      (65,956,000)
                                                      ------------     ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ................................    (6,500,000)      (4,850,000)       9,865,000       (7,391,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....     9,300,000       14,150,000        4,285,000       11,676,000
                                                      ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........  $  2,800,000     $  9,300,000     $ 14,150,000     $  4,285,000
                                                      ============     ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION--Cash paid during the
   period for interest .............................  $  7,183,000     $  8,129,000     $    653,054     $ 10,181,000
                                                      ============     ============     ============     ============


See notes to consolidated financial statements

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

         The Company was formed pursuant to a Joint Venture Agreement (the "Agreement") dated August 30, 1996 between Wilsey Foods, Inc. ("Wilsey") and Cenex Harvest States Cooperatives ("CHS") whereby substantially all the assets and liabilities of Wilsey and Holsum Foods (a division of CHS) were transferred and assigned, with certain exclusions, to the Company. Wilsey is a majority-owned subsidiary of Mitsui & Co., Ltd. From the period of inception through March 31, 2000, Wilsey and CHS owned 60% and 40%, respectively, of the Company. On March 31, 2000, Wilsey sold a 10% interest in the Company to CHS. Accordingly, Wilsey and CHS each own 50% of the Company.

         At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability--Wilsey Foods, Inc. The amount was payable in five equal annual installments of $487,000 plus a final installment of $491,000. The final installment of $491,000 was paid during fiscal 2003.


2.  ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100%-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

         FISCAL YEAR END--During 2001, the Company changed its fiscal year end to March 31. Prior to such change, the Company's fiscal year end had been December 31.

         CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES--Inventories consist of the following at March 31:

                                                    2003           2002
                                                -----------    -----------
Bulk oil ...................................    $38,751,000    $17,654,000
Finished goods .............................     34,119,000     27,696,000
Ingredients and supplies ...................     19,496,000     17,449,000
                                                -----------    -----------
Total ......................................    $92,366,000    $62,799,000
                                                ===========    ===========


         Inventories are accounted for at the lower of cost or market, using the first-in, first-out method. Cost for inventories produced or modified by the Company through a manufacturing process includes fixed and variable production costs and raw materials costs, and in-bound freight costs. Cost for inventories purchased for resale includes the cost of the product and freight and handling costs incurred to place the product at the Company's point of sale.

         DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is limited to forwards, futures and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company's policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position. Forward purchase and sales contracts with established market participants as well as exchange traded futures contracts are entered into in amounts necessary to protect against price changes on raw materials needed for the Company's food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price ("Basis Contracts"). Additionally, the Company's policies do not permit speculative trading of such contracts. All of these qualify as derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are stated at market value. Changes in market value are recognized in the consolidated statements of income, through cost of sales, in the periods such changes occur. The adoption of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Company's results of operations, as the Company historically recorded its financial instruments at market value. Prior to the adoption of SFAS No. 133, the market value of futures contracts, Basis Contracts, and forward purchase and sales contracts were recorded as a component of inventory. Beginning with the adoption of SFAS No. 133, the market value of these contracts is now recorded separately on the consolidated balance sheets as derivative contract assets or liabilities. These contracts have maturities of less than one year.

         The following summarizes the Company's various derivative contracts outstanding at March 31, 2003 and 2002 (pounds and dollars in thousands)

                                                        NET
                                                      UNREALIZED
FORWARD CONTRACTS AND COMMITMENTS          POUNDS     GAIN (LOSS)
---------------------------------        ---------   -----------

MARCH 31, 2003
Forward purchases .....................    334,100   $    11,060
Forward sales .........................    433,300        (6,208)
Basis purchase ........................    259,800           857
Basis sales ...........................     17,500          (126)
Futures contracts .....................    146,000           958
                                         ---------   -----------
                                         1,190,700   $     6,541
                                         =========   ===========
MARCH 31, 2002
Forward purchases .....................    490,500   $     7,873
Forward sales .........................    454,100        (1,117)
Basis purchase ........................    390,300         2,304
Basis sales ...........................     62,600          (303)
Futures contracts .....................     96,100           421
                                         ---------   -----------
                                         1,493,600   $     9,178
                                         =========   ===========

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

         PROPERTY AND DEPRECIATION--Property is stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings .........................................................     40 years
Leasehold improvements ............................................   3-19 years
Machinery and equipment ...........................................  10-25 years
Other property ....................................................   3-20 years

         FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company estimates the fair value of financial instruments using the following methods and assumptions:

                  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--The carrying amounts approximate fair value due to the short maturities of these instruments.

                  LINES OF CREDIT--The carrying amounts approximate fair value, as the interest rates are based upon variable reference rates.

                  LONG-TERM DEBT--The fair value of long-term fixed rate debt is estimated based upon prevailing market interest rates available to the Company. The Company estimates the fair value on the $25,573,000 6.55% fixed rate debt as of March 31, 2003 to be $27,804,000.

         FUTURES CONTRACTS--The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.

         CONCENTRATION OF CREDIT RISK--During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, net sales to one customer were 23%, 22%, 22% and 21% of total net sales, respectively. This customer represents approximately 23% and 19% of trade receivables at March 31, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

         The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

         MARKETABLE SECURITIES--The Company's marketable securities comprise equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices. Unrealized gains and losses on equity securities are recognized in net income and totaled $666,000 and $(264,000) for the years ended March 31, 2003 and 2002, respectively (see Note 6).

         GOODWILL AND TRADEMARKS--The Company adopted SFAS No. 142, GoODWILL AND OTHER INTANGIBLE ASSETS, effective April 1, 2002, the first day of its 2003 fiscal year. As a result, goodwill and indefinite life intangible assets ("trademarks") are no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. See Note 8 for the effect of adopting SFAS No. 142.

         Other identifiable intangible assets consist of patents, deferred financing costs and other assets, which are amortized using the straight-line method over 5 to 15 years.

         IMPAIRMENT OF LONG-LIVED ASSETS--Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method.

         ADVERTISING COSTS--The Company expenses advertising costs in the period incurred. For the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred advertising expenses of approximately $9,039,000, $7,100,000, $1,300,000 and $6,100,000, respectively.

         INCOME TAXES--The Company is a limited liability company and has no liability for federal and state income taxes. Income is taxed to the members based on their allocated share of taxable income or loss. However, certain states tax the income of limited liability companies. The Company's liability for such state income taxes is not significant.

         REVENUE RECOGNITION--The Company is a processor and distributor of edible oils used in food preparation and a packager of food products. Revenue is recognized upon transfer of title to the customer, which occurs generally upon shipment. In certain instances, title is transferred upon receipt by the customer, at which time the Company records revenue. Amounts billed to the customer as part of a sales transaction related to shipping and handling are included in sales. Revenue is recorded net of discounts, rebates and certain sales incentives.

         USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS--Certain reclassifications have been made to the prior periods' financial statements to conform to the 2003 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As required, the Company will apply the provisions of SFAS No. 143 prospectively to retirements of tangible long-lived assets, if any, initiated for fiscal years beginning after June 15, 2002.

         In July 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

         In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR RESELLER OF THE VENDOR'S PRODUCTS, which addresses the accounting for consideration given by a vendor or a reseller of the vendor's products. This new guidance requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002, and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF Issue No. 01-09 during fiscal 2003. The effect of the adoption of EITF Issue No. 01-09 was a reduction in both revenues and selling, general and administrative expenses of $690,000, $207,000, $29,000 and $267,000 for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

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

         In September 2002, the EITF issued EITF Issue No. 02-16, ACCOUNTING BY A CUSTOMER (INCLUDING A RESELLER) FOR CERTAIN CONSIDERATION RECEIVED FROM A VENDOR, which addresses the accounting for consideration received by the reseller of the vendor's products. This new guidance provides that the consideration represents a reimbursement of costs incurred by the customer to sell the vendor's products and is generally presumed to be a reduction of the cost of the vendor's products and, therefore, should be characterized as a reduction of cost of sales in the customers' income statement. The Company adopted EITF Issue No. 02-16 during fiscal 2003. The effect of the adoption of EITF Issue No. 02-16 was a reduction in cost of goods sold and other income of $2,987,000, $1,628,000, $256,000 and $991,000 for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies certain obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN 45. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

         On April 30, 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing, but has not yet determined, the impact this statement will have on its consolidated financial statements.


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

         The following is a summary of the assets acquired at estimated fair market value:

Inventories ......................................................    $  637,000
Prepaid expenses and other assets ................................       208,000
Property and equipment ...........................................       600,000
Trademark ........................................................        19,000
Goodwill .........................................................     4,276,000
                                                                      ----------
Net assets of business acquired ..................................    $5,740,000
                                                                      ==========


4.  LINES OF CREDIT AND LONG-TERM DEBT

         LINES OF CREDIT--At March 31, 2003, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Outstanding borrowings at March 31, 2003 and 2002 were $20,500,000 and $8,000,000, respectively. The applicable interest rates are based, at the option of the Company, at a London Interbank Offered Rate ("LIBOR") or a term federal funds rate ("TFFR") option. The weighted-average interest rate at March 31, 2003 and 2002 was 1.72% and 2.24%, respectively. The lines of credit mature at varying dates between November 2003 and February 2004.

         LONG-TERM DEBT--At March 31, 2003 and 2002, balances outstanding on term loans with a banking group were $71,605,000 and $81,905,000, respectively. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based or a fixed rate option. The weighted-average interest rate on such borrowings at March 31, 2003 and 2002 was 6.53% and 6.59%, respectively. The term loans with the banking group mature on December 23, 2003.

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

         Annual maturities of long-term debt at March 31, 2003 are as follows:

2004 ............................................................    $74,228,000
2005 ............................................................      2,799,000
2006 ............................................................      2,987,000
2007 ............................................................      3,187,000
2008 ............................................................      3,401,000
Thereafter ......................................................     10,576,000
                                                                     -----------
Total ...........................................................     97,178,000
Less current portion ............................................     74,228,000
                                                                     -----------
Long-term debt ..................................................    $22,950,000
                                                                     ===========


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

         Included in accounts payable at March 31, 2003 and 2002 were $790,000 and $817,000, respectively, payable to Mitsui USA for the Company's participation in Mitsui USA's insurance plans. During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recorded expenses of $9,402,000, $8,487,000, $1,380,000 and $5,049,000, respectively, in connection with its participation in such plans.

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

         The Company has a combined 401(k) and defined contribution profit-sharing plan (the "Plan") covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company is required, by the Plan, to make certain matching contributions of up to 4% of each participant's salary and may make discretionary profit-sharing contributions. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15% of their compensation. Expense for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 was $6,484,000, $5,855,000, $1,343,000 and $5,139,000, respectively. Certain of the Company's union employees are participants in multi-employer plans. Payments to multi-employer pension plans are negotiated in various collective bargaining agreements and aggregated $2,367,000, $1,162,000, $416,000 and $1,641,000 for
the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multi-employer pension plans is not available, as the Company does not administer these plans.

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

         The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                   MARCH 31         DECEMBER 31
                                            ----------------------  -----------

                                            2003     2002     2001     2000
                                            ----     ----     ----     ----

Discount rate ..........................    6.0%     7.0%     7.0%     7.0%
Rate of compensation increase ..........    3.0%     3.0%     3.0%     3.0%

         The Company accrues the actuarially determined amount necessary to fund the participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

7.  COMMITMENTS AND CONTINGENCIES

         Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2003 are as follows:

2004 ...........................................................   $   7,263,000
2005 ...........................................................       7,431,000
2006 ...........................................................       5,792,000
2007 ...........................................................       4,217,000
2008 ...........................................................       3,659,000
Thereafter .....................................................      16,217,000
                                                                   -------------
Total ..........................................................   $  44,579,000
                                                                   =============

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

         The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.


8.  GOODWILL

         In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements, among other things, eliminate the pooling-of-interests method of accounting for business combinations as of June 30, 2001, eliminate the amortization of goodwill and indefinite life intangible assets for all fiscal years beginning after December 15, 2001, and require that goodwill and indefinite life intangible assets be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company adopted SFAS Nos. 141 and 142 with respect to new goodwill as of July 1, 2001 and adopted SFAS No. 142 with respect to existing goodwill and indefinite life intangible assets as of April 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS No. 141 did not impact the Company's financial condition or results of operations. Upon the adoption of SFAS No. 142, the Company ceased amortizing existing goodwill and trademarks.

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

         A reconciliation of net income to the amount adjusted for the exclusion of goodwill and trademarks amortization follows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000:

                                          MARCH 31                      DECEMBER 31
                          -----------------------------------------    ------------
                             2003           2002            2001           2000
                          -----------    -----------    -----------    -----------
Reported net income ....  $70,558,000    $70,486,000    $14,368,000    $57,506,000
Add:
Goodwill amortization ..           --      3,972,000      1,036,000      4,001,000
Trademark amortization .           --      1,853,000        421,000      1,684,000
                          -----------    -----------    -----------    -----------
Adjusted net income ....  $70,558,000    $76,311,000    $15,825,000    $63,191,000
                          ===========    ===========    ===========    ===========

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


9.  QUARTERLY INFORMATION (UNAUDITED)

         As discussed in Note 2, the Company changed its fiscal year end to March 31. Audited financial information for the three months ended March 31, 2001 has been included herein. For comparison purposes, selected unaudited financial information for the three months ended March 31, 2000 is as follows:

Sales ...............................................               $211,815,000
Cost of goods sold ..................................                172,818,000
Net income ..........................................                 17,123,000
Total assets ........................................                362,382,000
Total liabilities ...................................                231,789,000
Members' capital ....................................                130,593,000