Form 10-Q/A
period 2002-11-30
CHS INC
filed 2003-11-14
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________ .


                         COMMISSION FILE NUMBER 0-50150


                                    CHS INC.
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                     41-0251095
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                   Identification Number)


       5500 CENEX DRIVE,                             (651) 355-6000
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

                              YES _____ NO ___X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Number of shares outstanding at
               Class                            November 30, 2002
               -----                    -------------------------------
                NONE                                 NONE


================================================================================

                                      INDEX


                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of November 30, 2002 (unaudited),
 August 31, 2002 and November 30, 2001 (unaudited) .......................     2

 Consolidated Statements of Operations for the three months ended
 November 30, 2002 and 2001 (unaudited) ..................................     3

 Consolidated Statements of Cash Flows for the three months ended
 November 30, 2002 and 2001 (unaudited) ..................................     4

 Notes to Consolidated Financial Statements (unaudited) ..................     5

 Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations ...............................................    10

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......    15

 Item 4. Controls and Procedures .........................................    15


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders .............    16

 Item 6. Exhibits and Reports on Form 8-K ................................    16


SIGNATURE PAGE ...........................................................    17

                                    CHS INC.

                                EXPLANATORY NOTE




     This Amendment No. 1 on Form 10-Q amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002, for certain sales and transfers related to the Company's Grain Marketing business segment that were not properly eliminated during the three months ended November 30, 2002 and 2001, as more fully explained in Note 11 to the Consolidated Financial Statements. These changes had no effect on the Company's financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated above.



          In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications in Item 6(a).


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

               CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   --------------------------
                                                      2002            2001
                                                   ----------      ----------
(DOLLARS IN THOUSANDS)                              RESTATED        RESTATED
                                                    (Note 11)       (Note 11)
REVENUES:
 Net sales ....................................    $2,400,596      $1,729,453
 Patronage dividends ..........................           166             721
 Other revenues ...............................        35,089          32,076
                                                   ----------      ----------
                                                    2,435,851       1,762,250

Cost of goods sold ............................     2,336,762       1,661,865
Marketing, general and administrative .........        43,148          42,898
                                                   ----------      ----------
OPERATING EARNINGS ............................        55,941          57,487
Interest ......................................        12,813          10,815
Equity income from investments ................        (8,165)         (3,942)
Minority interests ............................         5,431           3,036
                                                   ----------      ----------
INCOME BEFORE INCOME TAXES ....................        45,862          47,578
INCOME TAXES ..................................         5,506           6,223
                                                   ----------      ----------
NET INCOME ....................................    $   40,356      $   41,355
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


     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2002, included in the Company's Annual Report on Form 10-K, including two amendments on Form 10-K/A, filed with the Securities and Exchange Commission.



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

                 Segment information for the three months ended
                    November 30, 2002 and 2001 is as follows:


                                                                          COUNTRY
                                           AGRONOMY       ENERGY        OPERATIONS
                                         ------------ -------------- ----------------

FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2002
  Net sales ............................                $  911,589     $  489,066
  Patronage dividends ..................                        13             51
  Other revenues .......................                     2,736         24,537
                                                        ----------     ----------
                                                           914,338        513,654
  Cost of goods sold ...................                   860,329        486,113
  Marketing, general and
   administrative ......................   $  1,140         14,185         12,603
  Interest .............................       (298)         4,010          5,388
  Equity loss (income) from
   investments .........................      4,018           (320)          (215)
  Minority interests ...................                     5,135            296
                                           --------     ----------     ----------
  (Loss) income before
   income taxes ........................   $ (4,860)    $   30,999     $    9,469
                                           ========     ==========     ==========
  Goodwill assets ......................                $    3,667     $      262
                                                        ==========     ==========
  Capital expenditures .................                $   17,959     $   10,322
                                                        ==========     ==========
  Depreciation and amortization ........   $    312     $   14,538     $    5,421
                                           ========     ==========     ==========
  Total identifiable assets at
   November 30, 2002 ...................   $232,942     $1,311,583     $1,035,287
                                           ========     ==========     ==========
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2001
  Net sales ............................                $  554,242     $  374,666
  Patronage dividends ..................                       423             61
  Other revenues .......................                     2,619         20,489
                                                        ----------     ----------
                                                           557,284        395,216
  Cost of goods sold ...................                   497,975        374,217
  Marketing, general and
   administrative ......................   $  1,167         15,000         12,452
  Interest .............................       (427)         4,082          3,143
  Equity loss (income) from
   investments .........................      3,302          1,376             (6)
  Minority interests ...................                     2,895            141
                                           --------     ----------     ----------
  (Loss) income before
   income taxes ........................   $ (4,042)    $   35,956     $    5,269
                                           ========     ==========     ==========
  Goodwill assets ......................                $    5,127     $      326
                                                        ==========     ==========
  Capital expenditures .................                $    9,680     $    5,748
                                                        ==========     ==========
  Depreciation and amortization ........   $    312     $   13,860     $    5,373
                                           ========     ==========     ==========
  Total identifiable assets at
   November 30, 2001 ...................   $226,437     $1,144,175     $  713,175
                                           ========     ==========     ==========

                                                         PROCESSED
                                             GRAIN      GRAINS AND                 RECONCILING
                                           MARKETING       FOODS        OTHER        AMOUNTS        TOTAL
                                         ------------- ------------ ------------ -------------- -------------
                                           Restated                                 Restated      Restated
                                           (Note 11)                                (Note 11)     (Note 11)
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2002
  Net sales ............................  $1,161,554    $ 113,833                  $ (275,446)   $2,400,596
  Patronage dividends ..................          78                  $     24                          166
  Other revenues .......................       6,604          909          303                       35,089
                                          ----------    ---------     --------     ----------    ----------
                                           1,168,236      114,742          327       (275,446)    2,435,851
  Cost of goods sold ...................   1,159,447      106,319                    (275,446)    2,336,762
  Marketing, general and
   administrative ......................       6,071        8,088        1,061                       43,148
  Interest .............................       1,858        2,346         (491)                      12,813
  Equity loss (income) from
   investments .........................        (814)     (10,834)                                   (8,165)
  Minority interests ...................                                                              5,431
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    1,674    $   8,823     $   (243)    $       --    $   45,862
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   27,534
                                                        =========                                ==========
  Capital expenditures .................  $      517    $  11,156     $    659                   $   40,613
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    1,605    $   3,135     $    855                   $   25,866
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   November 30, 2002 ...................  $  594,278    $ 457,480     $204,118                   $3,835,688
                                          ==========    =========     ========                   ==========
FOR THE THREE MONTHS ENDED
 NOVEMBER 30, 2001
  Net sales ............................  $  880,184    $ 163,049                  $ (242,688)   $1,729,453
  Patronage dividends ..................         179                  $     58                          721
  Other revenues .......................       8,452           25          491                       32,076
                                          ----------    ---------     --------     ----------    ----------
                                             888,815      163,074          549       (242,688)    1,762,250
  Cost of goods sold ...................     880,284      152,077                    (242,688)    1,661,865
  Marketing, general and
   administrative ......................       5,477        7,579        1,223                       42,898
  Interest .............................       1,629        2,596         (208)                      10,815
  Equity loss (income) from
   investments .........................        (989)      (7,625)                                   (3,942)
  Minority interests ...................                                                              3,036
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    2,414    $   8,447     $   (466)    $       --    $   47,578
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   29,058
                                                        =========                                ==========
  Capital expenditures .................  $    1,015    $   5,179     $    186                   $   21,808
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    1,344    $   3,021     $    789                   $   24,699
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   November 30, 2001 ...................  $  359,103    $ 434,522     $215,019                   $3,092,431
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

NOTE 11. NET SALES AND COST OF GOODS SOLD RESTATEMENT:

     Recently the Company determined that certain sales and transfers within the Grain Marketing segment and between the Grain Marketing segment and the Processed Grains and Foods segment, were not appropriately eliminated. The appropriate changes have been made to the consolidated statements of operations and segment reporting (see Note 9). These changes had no effect on the Company's financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated.

                                                     FOR THE THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                    ---------------------------
                                                    AS REPORTED      AS RESTATED
                                                    ----------------------------
Grain Marketing Net Sales
2002                                                  1,387,278      1,161,554
2001                                                    981,897        880,184

Grain Marketing Cost of Goods Sold
2002                                                  1,385,171      1,159,447
2001                                                    981,997        880,284

Reconciling Amounts - Net Sales & Cost of Goods Sold
2002                                                   (275,138)      (275,446)
2001                                                   (201,902)      (242,688)

Net Sales
2002                                                  2,626,628      2,400,596
2001                                                  1,871,952      1,729,453

Cost of Goods Sold
2002                                                  2,562,794      2,336,762
2001                                                  1,804,364      1,661,865

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. CHS, Inc.(CHS, Cenex Harvest States Cooperatives or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS Cooperatives buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.


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


     NET SALES. Consolidated net sales of $2.4 billion for the three months ended November 30, 2002 increased $671.1 million (39%) compared to the three months ended November 30, 2001.


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


     Company-wide grain and oilseed net sales of $1.2 billion increased $350.9 million (39%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Sales for the three months ended November 30, 2002 were $1,161.6 million and $334.5 million from Grain Marketing and Country Operations segments, respectively. Sales for the three months ended November 30, 2001 were $880.2 million and $242.3 million from Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $251.4 million and $228.7 million, for the three months ended November 30, 2002 and 2001, respectively. The net increase in sales was primarily due to an increase of $1.52 (56%) per bushel in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 11% compared to the three months ended November 30, 2001.


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


     COST OF GOODS SOLD. Cost of goods sold of $2.3 billion increased $674.9 million (41%) during the three months ended November 30, 2002, compared to the three months ended November 30, 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $347.1 million (39%) compared to the three months ended November 30, 2001 primarily due to a $1.51 (56%) average cost per bushel increase, which was partially offset by a 11% decrease in volume. The Energy segment cost of goods sold increased by $362.4 million (73%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001. The volumes of refined fuels increased by 66%, primarily the result of acquisitions, and the average cost increased by $0.11 per gallon compared to the three months ended November 30, 2001. Propane volumes increased by 75%, which was partially offset by an average cost decrease of $0.03 per gallon compared to the three months ended November 30, 2001. These volume increases were primarily the result of acquisitions and increased propane demand due to a strong crop drying season. Country Operations segment farm supply cost of goods sold increased by $16.8 million (15%) during the three months ended November 30, 2002 compared to the three months ended November 30, 2001 primarily due to an acquisition and volume and cost increases on feed and agronomy products. These increases were partially offset by decreased cost of goods sold in the Processed Grains and Foods segment of

$45.8 million (30%) compared to the three months ended November 30, 2001, primarily due to the formation of Horizon, as previously discussed.

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



ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits:

                EXHIBIT    DESCRIPTION
                -------    -----------

                  3.1 Articles of Incorporation of the Company, as amended (previously filed).

                  3.2      Bylaws of the Company, as amended (previously filed).

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

                  99.1     Cautionary Statement (previously filed).


(b) Reports on Form 8-K

       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHS INC.
                                          ------------------------------------
                                                     (Registrant)



             DATE                         SIGNATURE
             ----                         ---------

       November 14, 2003                  /s/ JOHN SCHMITZ
--------------------------------          ------------------------------------
            (Date)                        John Schmitz
                                          Executive Vice President and
                                          Chief Financial Officer