Form 10-Q/A
period 2003-02-28
CHS INC
filed 2003-11-14
CIK 823277

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

                                       Number of shares outstanding at
          Class                               February 28, 2003
          -----                        -------------------------------

          NONE                                     NONE

================================================================================

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Consolidated Balance Sheets as of February 28, 2003 (unaudited),
 August 31, 2002 and February 28, 2002 (unaudited) .......................    2

 Consolidated Statements of Operations for the three months and
 six months ended February 28, 2003 and 2002 (unaudited) .................    3

 Consolidated Statements of Cash Flows for the three months and
 six months ended February 28, 2003 and 2002 (unaudited) .................    4

 Notes to Consolidated Financial Statements (unaudited) ..................    5

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations .....................................   13

 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......   21

 Item 4. Controls and Procedures .........................................   22


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K ................................   22


SIGNATURE PAGE ...........................................................   23

                                    CHS INC.

                                EXPLANATORY NOTE




     This Amendment No. 1 on Form 10-Q amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2003, for certain sales and transfers related to the Company's Grain Marketing business segment that were not properly eliminated during the three months and six months ended February 28, 2003 and 2002, as more fully explained in Note 12 to the Consolidated Financial Statements. These changes had no effect on the Company's financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated above.




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

              CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                          FEBRUARY 28,                    FEBRUARY 28,
                                                  -----------------------------   -----------------------------
                                                       2003            2002            2003            2002
                                                  -------------   -------------   -------------   -------------
(DOLLARS IN THOUSANDS)                              RESTATED         RESTATED        RESTATED        RESTATED
                                                    (Note 12)        (Note 12)       (Note 12)       (Note 12)
REVENUES:
 Net sales ....................................    $2,328,154      $1,704,249      $4,728,750      $3,433,702
 Patronage dividends ..........................           793           1,188             959           1,909
 Other revenues ...............................        27,790          23,648          62,879          55,724
                                                   ----------      ----------      ----------      ----------
                                                    2,356,737       1,729,085       4,792,588       3,491,335

Cost of goods sold ............................     2,295,436       1,666,840       4,632,198       3,328,705
Marketing, general and administrative .........        48,072          46,377          91,220          89,275
                                                   ----------      ----------      ----------      ----------

OPERATING EARNINGS ............................        13,229          15,868          69,170          73,355

Interest ......................................        11,436          10,249          24,249          21,064
Equity loss (income) from investments .........         5,772           2,176          (2,393)         (1,766)
Minority interests ............................         3,345           2,674           8,776           5,710
                                                   ----------      ----------      ----------      ----------
(LOSS) INCOME BEFORE
 INCOME TAXES .................................        (7,324)            769          38,538          48,347

INCOME TAXES ..................................        (3,224)         (1,602)          2,282           4,621
                                                   ----------      ----------      ----------      ----------

NET (LOSS) INCOME .............................    $   (4,100)     $    2,371      $   36,256      $   43,726
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

Segment information for the three months and six months ended February 28, 2003 and 2002 is as follows:




                                                                                 PROCESSED
                                                         COUNTRY      GRAIN      GRAINS AND                RECONCILING
                                   AGRONOMY    ENERGY  OPERATIONS   MARKETING       FOODS        OTHER       AMOUNTS        TOTAL
                                   --------   --------   --------   ----------     --------     ------     ----------    ----------
                                                                    RESTATED                               RESTATED       RESTATED
                                                                    (Note 12)                              (Note 12)      (Note 12)
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ....................              $900,029   $430,832   $1,104,296     $128,291                $ (235,294)   $2,328,154
  Patronage dividends ..........   $    (57)        50        795          (52)          27     $   30                          793
  Other revenues ...............                 1,993     16,448        6,232          947      2,170                       27,790
                                   --------   --------   --------   ----------     --------     ------     ----------    ----------
                                        (57)   902,072    448,075    1,110,476      129,265      2,200       (235,294)    2,356,737
  Cost of goods sold ...........               887,705    420,857    1,102,203      119,965                  (235,294)    2,295,436
  Marketing, general and
   administrative ..............      1,578     13,577     15,332        5,912       10,057      1,616                       48,072
  Interest .....................       (380)     4,001      2,616        1,024        3,319        856                       11,436
  Equity loss (income) from
   investments .................      6,012       (235)      (255)       1,710       (1,460)                                  5,772
  Minority interests ...........                 3,070        275                                                             3,345
                                   --------   --------   --------   ----------     --------     ------     ----------    ----------
  (Loss) income before
   income taxes ................   $ (7,267)  $ (6,046)  $  9,250   $     (373)    $ (2,616)    $ (272)    $       --    $   (7,324)
                                   ========   ========   ========   ==========     ========     ======     ==========    ==========
  Capital expenditures .........              $ 16,065   $  3,029   $      399     $ 16,808     $  461                   $   36,762
                                              ========   ========   ==========     ========     ======                   ==========
  Depreciation and amortization    $    311   $ 14,510   $  5,333   $    1,605     $  3,267     $  742                   $   25,768
                                   ========   ========   ========   ==========     ========     ======                   ==========
FOR THE THREE MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ....................              $588,564   $312,089   $  877,562     $126,143                $ (200,109)   $1,704,249
  Patronage dividends ..........                    25        947          173                  $   43                        1,188
  Other revenues ...............                   820     15,793        5,838          538        659                       23,648
                                              --------   --------   ----------     --------     ------     ----------    ----------
                                               589,409    328,829      883,573      126,681        702       (200,109)    1,729,085
  Cost of goods sold ...........               563,148    309,590      874,563      119,648                  (200,109)    1,666,840
  Marketing, general and
   administrative ..............   $  1,637     15,667     11,953        5,590       10,394      1,136                       46,377
  Interest .....................       (306)     4,218      2,661        1,398        2,393       (115)                      10,249
  Equity loss (income) from
   investments .................      8,304        157        219         (976)      (5,528)                                  2,176
  Minority interests ...........                 2,462        212                                                             2,674
                                   --------   --------   --------   ----------     --------     ------     ----------    ----------
  (Loss) income before
   income taxes ................   $ (9,635)  $  3,757   $  4,194   $    2,998     $   (226)    $ (319)    $       --    $      769
                                   ========   ========   ========   ==========     ========     ======     ==========    ==========
  Capital expenditures .........              $ 15,970   $  4,790   $    2,713     $  6,306     $  318                   $   30,097
                                              ========   ========   ==========     ========     ======                   ==========
  Depreciation and amortization    $    311   $ 15,814   $  5,170   $    1,347     $  3,408     $  795                   $   26,845
                                   ========   ========   ========   ==========     ========     ======                   ==========

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
                                           =========    ==========     ========

[WIDE TABLE CONTINUED FROM ABOVE]


                                                         PROCESSED
                                             GRAIN      GRAINS AND                 RECONCILING
                                           MARKETING       FOODS        OTHER        AMOUNTS        TOTAL
                                         ------------- ------------ ------------ -------------- -------------
                                           RESTATED                                RESTATED       RESTATED
                                           (Note 12)                               (Note 12)      (Note 12)
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2003
  Net sales ............................  $2,265,850    $ 242,124                  $ (510,740)   $4,728,750
  Patronage dividends ..................          26           27     $     54                          959
  Other revenues .......................      12,836        1,856        2,473                       62,879
                                          ----------    ---------     --------     ----------    ----------
                                           2,278,712      244,007        2,527       (510,740)    4,792,588
  Cost of goods sold ...................   2,261,650      226,284                    (510,740)    4,632,198
  Marketing, general and
   administrative ......................      11,983       18,145        2,677                       91,220
  Interest .............................       2,882        5,665          365                       24,249
  Equity loss (income) from
   investments .........................         896      (12,294)                                   (2,393)
  Minority interests ...................                                                              8,776
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    1,301    $   6,207     $   (515)    $       --    $   38,538
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   27,514
                                                        =========                                ==========
  Capital expenditures .................  $      916    $  27,964     $  1,120                   $   77,375
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    3,210    $   6,402     $  1,597                   $   51,634
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   February 28, 2003 ...................  $  466,919    $ 454,453     $221,135                   $3,715,592
                                          ==========    =========     ========                   ==========
FOR THE SIX MONTHS ENDED
 FEBRUARY 28, 2002
  Net sales ............................  $1,757,746    $ 289,192                  $ (442,797)   $3,433,702
  Patronage dividends ..................         352                  $    101                        1,909
  Other revenues .......................      14,290          563        1,150                       55,724
                                          ----------    ---------     --------     ----------    ----------
                                           1,772,388      289,755        1,251       (442,797)    3,491,335
  Cost of goods sold ...................   1,754,847      271,725                    (442,797)    3,328,705
  Marketing, general and
   administrative ......................      11,067       17,973        2,359                       89,275
  Interest .............................       3,027        4,989         (323)                      21,064
  Equity loss (income) from
   investments .........................      (1,965)     (13,153)                                   (1,766)
  Minority interests ...................                                                              5,710
                                          ----------    ---------     --------     ----------    ----------
  (Loss) income before
   income taxes ........................  $    5,412    $   8,221     $   (785)    $       --    $   48,347
                                          ==========    =========     ========     ==========    ==========
  Goodwill assets ......................                $  23,605                                $   28,822
                                                        =========                                ==========
  Capital expenditures .................  $    3,728    $  11,485     $    504                   $   51,905
                                          ==========    =========     ========                   ==========
  Depreciation and amortization ........  $    2,691    $   6,429     $  1,584                   $   51,544
                                          ==========    =========     ========                   ==========
  Total identifiable assets at
   February 28, 2002 ...................  $  306,445    $ 396,734     $178,494                   $3,086,775
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

NOTE 12.  NET SALES AND COST OF GOODS SOLD RESTATEMENT:

     Recently, the Company determined that certain sales and transfers within the Grain Marketing segment and between the Grain Marketing segment and the Processed Grains and Foods segment, were not appropriately eliminated. The appropriate changes have been made to the consolidated statements of operations and segment reporting (see Note 10). These changes had no effect on the Company's financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated.

                                                          FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                FEBRUARY 28,                         FEBRUARY 28,
                                                      -----------------------------------  --------------------------------
                                                        AS REPORTED         AS RESTATED      AS REPORTED      AS RESTATED
                                                      -----------------------------------  --------------------------------
Grain Marketing Net Sales
2003                                                     1,224,746           1,104,296        2,612,024        2,265,850
2002                                                     1,006,680             877,562        1,988,577        1,757,746

Grain Marketing Cost of Goods Sold
2003                                                     1,222,653           1,102,203        2,607,824        2,261,650
2002                                                     1,003,681             874,563        1,985,678        1,754,847

Reconciling Amounts - Net Sales & Cost of Goods Sold
2003                                                      (234,768)           (235,294)        (509,906)        (510,740)
2002                                                      (173,665)           (200,109)        (375,567)        (442,797)

Net Sales
2003                                                     2,449,130           2,328,154        5,075,758        4,728,750
2002                                                     1,859,811           1,704,249        3,731,763        3,433,702

Cost of Goods Sold
2003                                                     2,416,412           2,295,436        4,979,206        4,632,198
2002                                                     1,822,402           1,666,840        3,626,766        3,328,705

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. CHS Inc. (CHS, Cenex Harvest States Cooperatives or the Company) is one of the nation's leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.


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


     NET SALES. Consolidated net sales of $2.3 billion for the three months ended February 28, 2003 increased $623.9 million (37%) compared to the three months ended February 28, 2002.


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


     Company-wide grain and oilseed net sales of $1.2 billion increased $292.2 million (32%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Sales for the three months ended February 28, 2003 were $1,104.3 million and $311.1 million from the Grain Marketing and Country Operations segments, respectively. Sales for the three months ended February 28, 2002 were $877.6 million and $217.3 million from the Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $212.4 million and $184.1 million, for the three months ended February 28, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $0.80 per bushel (24%) in the average sales price of all grain and oilseed marketed by the Company and an increase in grain volume of 6% compared to the three months ended February 28, 2002.


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


     COST OF GOODS SOLD. Cost of goods sold of $2.3 billion increased $628.6 million (38%) during the three months ended February 28, 2003, compared to the three months ended February 28, 2002. The Energy segment cost of goods sold increased by $324.6 million (58%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Refined fuels average cost increased by $0.36 per gallon and volumes increased by 5% compared to the three months ended February 28, 2002, primarily the result of worldwide market uncertainties and a colder winter compared to the prior year. Propane volumes increased by 20% and the average cost increased by $0.09 per gallon compared to the three months ended February 28, 2002, which was primarily the result of a colder winter compared to the prior year. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $290.3 million (32%) compared to the three months ended February 28, 2002 primarily due to a $0.79 average cost per bushel increase (24%) and a 6% increase in volume. Country Operations segment farm supply cost of goods sold increased by $17.9 million (25%) during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. Volumes increased due to acquisitions and additional feed volumes and the average cost per unit increased on energy products. In addition, during the three months ended February 28, 2003 the Country Operations segment recorded impairments of $3.2 million on its facilities. The increase in the Country Operations segment was partially offset by $8.9 million of cash received in January 2003 from a class action lawsuit, alleging illegal price-fixing against various feed vitamin product suppliers. Processed

Grains and Foods segment cost of goods sold increased $0.3 million compared to the three months ended February 28, 2002, primarily due to increased volumes of 3% and an average cost of raw materials increase of $0.07 per pound on soybeans, which was offset by decreased cost of goods sold due to the formation of Horizon, as previously discussed.

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


     NET SALES. Consolidated net sales of $4.7 billion for the six months ended February 28, 2003 increased $1.3 billion (38%) compared to the six months ended February 28, 2002.


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


     Company-wide grain and oilseed net sales of $2.4 billion increased $643.1 million (36%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Sales for the six months ended February 28, 2003 were $2,265.9 million and $645.6 million from Grain Marketing and Country Operations segments, respectively. Sales for the six months ended February 28, 2002 were $1,757.7 million and $459.6 million from the Grain Marketing and Country Operations segments, respectively. The Company eliminated all intracompany sales from the Country Operations segment to the Grain Marketing segment, of $463.8 million and $412.7 million, for the six months ended February 28, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $1.19 per bushel (40%) in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 3% compared to the six months ended February 28, 2002.


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


     COST OF GOODS SOLD. Cost of goods sold of $4.6 billion increased $1.3 billion (39%) during the six months ended February 28, 2003, compared to the six months ended February 28, 2002. Cost of goods sold in the Energy segment increased by $686.9 million (65%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. Refined fuels volumes increased by 32% and the average cost increased by $0.24 per gallon compared to the six months ended February 28, 2002, primarily the result of the acquisition previously discussed, worldwide market uncertainties and a colder winter compared to the prior year. Propane volumes increased by 38% and the average cost increased by $0.04 per gallon compared to the six months ended February 28, 2002, primarily the result of the acquisition previously discussed and a colder winter compared to the prior year. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations segments increased $637.4 million (36%) compared to the six months ended February 28, 2002 primarily due to a $1.18 average cost per bushel increase (40%), which was partially offset by a 3% decrease in volume. Country Operations segment farm supply cost of goods sold increased by $34.7 million (19%) during the six months ended February 28, 2003 compared to the six months ended February 28, 2002 primarily due to an acquisition, volume increases on feed, and an average cost per unit increase on energy products. In addition, during the six months ended February 28, 2003 the Country Operations segment recorded impairments of $3.2 million on its facilities. The increase in the Country Operations segment was partially offset by $10.7 million of cash received from a class action lawsuit, alleging illegal price fixing against various feed vitamin product suppliers. Cost of goods sold in the Processed Grains and Foods segment decreased by $45.4 million (17%) compared to the six months ended February 28, 2002, primarily due to the formation of Horizon, as previously discussed, which was partially offset by refined oil volume increases of 1% and cost of raw material increases of $0.04 per pound.

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



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits:

          EXHIBIT       DESCRIPTION
          -------       -----------

            4.1 Resolution amending the Certificate of Designations for the Company's 8% Preferred Stock (previously filed).

            10.1 2002 Amended and Restated Credit Agreement (364-Day Revolving Loan) dated December 17, 2002 by and among National Cooperative Refinery Association, CoBank, ACB and Farm Credit Bank of Wichita, D/B/A U.S. AgBank, FCB (previously filed).

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


                                                    CHS INC.
                                        --------------------------------------
                                                  (Registrant)



         DATE                           SIGNATURE
         ----                           ---------


     November 14, 2003                  /s/ JOHN SCHMITZ
---------------------------             --------------------------------------
         (Date)                         John Schmitz
                                        Executive Vice President and
                                        Chief Financial Officer