Form 10-Q/A
period 2003-05-31
CHS INC
filed 2003-11-14
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003.
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0–50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (IRS Employer Identification No.)
5500 Cenex Drive Inver Grove Heights, MN 55077 (Address of principal executive offices and zip code)	(651) 355–6000 (Registrant’s telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding at May 31, 2003

NONE	NONE

INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheets as of May 31, 2003, August 31, 2002 and May 31, 2002 (unaudited)

      Consolidated Statements of Operations for the three months and nine months ended May 31, 2003 and 2002 (unaudited)

      Consolidated Statements of Cash Flows for the three months and nine months ended May 31, 2003 and 2002 (unaudited)

      Notes to Consolidated Financial Statements (unaudited)

   Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Item 4. Controls and Procedures

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE

CHS Inc.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, for certain sales and transfers related to the Company’s Grain Marketing business segment that were not properly eliminated during the three months and nine months ended May 31, 2003 and 2002, as more fully explained in Note 11 to the Consolidated Financial Statements. These changes had no effect on the Company’s financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated above.

        In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications in Item 6(a).

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99.1, under the caption “Cautionary Statement” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

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

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)	Restated (Note 11)
	(dollars in thousands)
REVENUES:
Net sales	$2,220,455	$1,763,266	$6,949,205	$5,196,968
Patronage dividends	1,351	3,028	2,310	4,937
Other revenues	30,122	26,402	93,001	82,126

	2,251,928	1,792,696	7,044,516	5,284,031
Cost of goods sold	2,153,340	1,701,713	6,785,538	5,030,418
Marketing, general and administrative	49,483	50,745	140,703	140,020

OPERATING EARNINGS	49,105	40,238	118,275	113,593
Interest	12,284	10,866	36,533	31,930
Equity income from investments	(30,003)	(31,915)	(32,396)	(33,681)
Minority interests	5,913	5,851	14,689	11,561

INCOME BEFORE INCOME TAXES	60,911	55,436	99,449	103,783
INCOME TAXES	8,738	8,795	11,020	13,416

NET INCOME	$52,173	$46,641	$88,429	$90,367

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

CENEX HARVEST STATES COOPERATIVES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1. Accounting Policies

        Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. The unaudited consolidated balance sheets as of May 31, 2003 and 2002, and the statements of operations and cash flows for the three and nine months ended May 31, 2003 and 2002 reflect, in the opinion of management of Cenex Harvest States Cooperatives (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company’s businesses. The consolidated balance sheet data as of August 31, 2002 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principle s generally accepted in the United States of America.

        The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

        These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2002, included in the Company’s Annual Report on Form 10-K, including two amendments on Form 10-K/A, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded. The Company continues to assess whet her any other ARO’s exist related to its remaining operations, however, based on available information to date, no ARO’s have been identified. As such, the Company believes that the effects of adopting this standard do not have a material effect on the Company.

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

        In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulat ive effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

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

Note 4. Investments

        Agriliance, LLC is owned and governed by Land O'Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC is owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance, LLC. Prior to the transaction described below, the Company’s indirect share of earnings (economic interest) in Agriliance, LLC was 25%, which followed the Company’s ownership interest. Subsequent to the transaction, the Company’s indirect economic interest in Agriliance, LLC does not follow the Company’s ownership interest.

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

        The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Prefer red was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1 per share. As of May 31, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

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

Note 9. Segment Reporting

        The Company manages five business segments, which are based upon products and services, including Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures, from which the Company derives investment income based upon the profitability of these joint ventures. The Energy Segment derives its revenue through the refining, wholesaling and retailing of petroleum products. Country Operations derives its revenue through the origination and marketing of grain, through the retail sale of petroleum products, agronomy products, feed and farm supplies. Country Operations also derives revenue from service activities related to crop production. Grain Marketing derives its revenue from the sale of grain and oilseed and from service activities conducted at its export terminals. Processed Grains and Foods derives its revenues from the sale of soybean meal and soyb ean refined oil, from equity income in a wheat milling joint venture, from equity income in a food manufacturing and distributing joint venture, and from the sale of Mexican food products.

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

        Segment information for the three months and nine months ended May 31, 2003 and 2002 is as follows:

	Agronomy	Energy	Country Operations and Services	Grain Marketing	Processed Grains and Foods	Other	Reconciling Amounts	Total

				Restated (Note 11)			Restated (Note 11)	Restated (Note 11)
For the Three Months Ended May 31, 2003
Net sales		$873,187	$545,082	$895,493	$112,925		$(206,232)	$2,220,455
Patronage dividends	$(27)	334	800	136	84	$24		1,351
Other revenues		3,045	20,379	4,559	970	1,169		30,122

	(27)	876,566	566,261	900,188	113,979	1,193	(206,232)	2,251,928
Cost of goods sold		825,972	534,830	893,532	105,238		(206,232)	2,153,340
Marketing, general and administrative	1,989	15,997	14,064	5,653	10,354	1,426		49,483
Interest	(204)	4,297	3,891	865	3,404	31		12,284
Equity (income) loss from investments	(22,983)	(386)	(72)	429	(6,990)	(1)		(30,003)
Minority interests		5,581	332					5,913

Income (loss) before income taxes	$21,171	$25,105	$13,216	$(291)	$1,973	$(263)	$—	$60,911

Capital expenditures		$22,677	$3,498	$1,062	$17,698	$157		$45,092

Depreciation and amortization	$312	$14,475	$4,914	$1,610	$3,416	$771		$25,498

For the Three Months Ended May 31, 2002
Net sales		$714,280	$409,723	$674,390	$105,021		$(140,148)	$1,763,266
Patronage dividends	$(64)	459	2,185	176	252	$20		3,028
Other revenues		449	23,468	1,294	992	199		26,402

	(64)	715,188	435,376	675,860	106,265	219	(140,148)	1,792,696
Cost of goods sold		668,075	408,570	669,757	95,459		(140,148)	1,701,713
Marketing, general and administrative	3,921	18,844	11,358	6,179	9,424	1,019		50,745
Interest	(330)	4,377	4,202	871	2,339	(593)		10,866
Equity (income) loss from investments	(17,732)	(64)	(83)	(740)	(13,296)			(31,915)
Minority interests		5,687	164					5,851

Income (loss) before income taxes	$14,077	$18,269	$11,165	$(207)	$12,339	$(207)	$—	$55,436

Capital expenditures		$11,706	$5,478	$7,733	$7,770	$153		$32,840

Depreciation and amortization	$312	$14,155	$5,156	$1,474	$3,361	$769		$25,227

	Agronomy	Energy	Country Operations and Services	Grain Marketing	Processed Grains and Foods	Other	Reconciling Amounts	Total

				Restated (Note 11)			Restated (Note 11)	Restated (Note 11)
For the Nine Months Ended May 31, 2003
Net sales		$2,684,805	$1,464,980	$3,161,343	$355,049		$(716,972)	$6,949,205
Patronage dividends	$(84)	397	1,646	162	111	$78		2,310
Other revenues		7,774	61,364	17,395	2,826	3,642		93,001

	(84)	2,692,976	1,527,990	3,178,900	357,986	3,720	(716,972)	7,044,516
Cost of goods sold		2,574,006	1,441,800	3,155,182	331,522		(716,972)	6,785,538
Marketing, general and administrative	4,707	43,759	41,999	17,636	28,499	4,103		140,703
Interest	(882)	12,308	11,895	3,747	9,069	396		36,533
Equity (income) loss from investments	(12,953)	(941)	(542)	1,325	(19,284)	(1)		(32,396)
Minority interests		13,786	903					14,689

Income (loss) before income taxes	$9,044	$50,058	$31,935	$1,010	$8,180	$(778)	$—	$99,449

Goodwill assets		$3,409	$262		$23,605			$27,276

Capital expenditures		$56,701	$16,849	$1,978	$45,662	$1,277		$122,467

Depreciation and amortization	$935	$43,523	$15,668	$4,820	$9,818	$2,368		$77,132

Total identifiable assets at May 31, 2003	$281,597	$1,343,928	$861,220	$395,468	$486,447	$214,639		$3,583,299

For the Nine Months Ended May 31, 2002
Net sales		$1,857,086	$1,096,478	$2,432,136	$394,213		$(582,945)	$5,196,968
Patronage dividends	$(64)	907	3,193	528	252	$121		4,937
Other revenues		3,888	59,750	15,584	1,555	1,349		82,126

	(64)	1,861,881	1,159,421	2,448,248	396,020	1,470	(582,945)	5,284,031
Cost of goods sold		1,729,198	1,092,377	2,424,604	367,184		(582,945)	5,030,418
Marketing, general and administrative	6,725	49,511	35,763	17,246	27,397	3,378		140,020
Interest	(1,063)	12,677	10,006	3,898	7,328	(916)		31,930
Equity (income) loss from investments	(6,126)	1,469	130	(2,705)	(26,449)			(33,681)
Minority interests		11,044	517					11,561

Income (loss) before income taxes	$400	$57,982	$20,628	$5,205	$20,560	$(992)	$—	$103,783

Goodwill assets		$4,809	$325		$23,605			$28,739

Capital expenditures		$37,356	$16,016	$11,461	$19,255	$657		$84,745

Depreciation and amortization	$935	$43,829	$15,699	$4,165	$9,790	$2,353		$76,771

Total identifiable assets at May 31, 2002	$235,241	$1,301,003	$750,993	$292,199	$396,376	$202,719		$3,178,531

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

        The Company’s obligations pursuant to its guarantees as of May 31, 2003 were as follows:

	(dollars in thousands)
Subsidiary / Affiliate	Guarantee Maximum Exposure	Exposure on May 31, 2003	Nature of Guarantee	Expiration Date	Triggering Event	Recourse Provisions	Assets Held as Collateral

The Company’s Financial Services cooperative loans sold to CoBank, ACB	*	$7,489	10% of the obligations of borrowers (agri cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit Agreement Default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank, ACB	*	41,773	15% of the obligations of borrowers under credit agreements for some of the loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit Agreement Default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
TEMCO, LLC	$7,500	—	Obligations by TEMCO, LLC under credit agreement	None stated	Credit Agreement Default	Subrogation against TEMCO, LLC	None
North Valley Petroleum, LLC	$194	182	Obligations by North Valley Petroleum, LLC under credit agreement	None stated	Credit Agreement Default	Subrogation against North Valley Petroleum, LLC	None
Third parties	*	841	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
		$50,285

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Note 11. Net Sales and Cost of Goods Sold Restatement

        Recently, the Company determined that certain sales and transfers within the Grain Marketing segment and between the Grain Marketing segment and the Processed Grains and Foods segment, were not appropriately eliminated. The appropriate changes have been made to the consolidated statements of operations and segment reporting (see Note 9). These changes had no effect on the Company’s financial condition or changes in cash flows, and no effect on reported gross profit or net income for the periods stated.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	As Reported	As Restated	As Reported	As Restated

Grain Marketing Net Sales
2003	962,244	895,493	3,574,268	3,161,343
2002	741,712	674,390	2,730,289	2,432,136
Grain Marketing Cost of Goods Sold
2003	960,283	893,532	3,568,107	3,155,182
2002	737,079	669,757	2,722,757	2,424,604
Reconciling Amounts — Net Sales & Cost of Goods Sold
2003	(205,850)	(206,232)	(715,756)	(716,972)
2002	(139,447)	(140,148)	(515,014)	(582,945)
Net Sales
2003	2,287,588	2,220,455	7,363,346	6,949,205
2002	1,831,289	1,763,266	5,563,052	5,196,968
Cost of Goods Sold
2003	2,220,473	2,153,340	7,199,679	6,785,538
2002	1,769,736	1,701,713	5,396,502	5,030,418

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. CHS Inc. (CHS, Cenex Harvest States or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.

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

Recent Events

        Agriliance, LLC is owned and governed by Land O'Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC is owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance, LLC. Prior to the transaction described below, the Company’s indirect share of earnings (economic interest) in Agriliance, LLC was 25%, which followed the Company’s ownership interest. Subsequent to the transaction, the Company’s indirect economic interest in Agriliance, LLC does not follow the Company’s ownership interest.

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

        On May 22, 2003, the Company gave notice to Farmland that it will not renew a supply agreement to purchase Farmland’s Coffeyville, Kansas refined fuels production at prevailing market rates. The non-renewal is effective November 30, 2003. The Company’s management is confident that alternative sources of supply will be available and that the non-renewal will not have a material adverse affect on the Company.

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

        Net Sales. Consolidated net sales of $2.2 billion for the three months ended May 31, 2003 increased $457.2 million (26%) compared to the three months ended May 31, 2002.

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

        Company-wide grain and oilseed net sales of $977.3 million increased $245.3 million (34%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Sales for the three months ended May 31, 2003 were $895.5 million and $265.8 million from the Grain Marketing and Country Operations and Services segments, respectively. Sales for the three months ended May 31, 2002 were $674.4 million and $179.7 million from the Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intracompany sales from the Country Operations and Services segment to the Grain Marketing segment, of $184.0 million and $122.1 million, for the three months ended May 31, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $0.96 per bushel (31%) in the average sales price of all grain and oilseed marketed by the Company and an incre ase in volume of 2% compared to the three months ended May 31, 2002.

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

        Cost of Goods Sold. Cost of goods sold of $2.2 billion increased $451.6 million (27%) during the three months ended May 31, 2003, compared to the three months ended May 31, 2002. The Energy segment cost of goods sold increased by $157.9 million (24%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Refined fuels average cost increased by $0.17 per gallon, and volumes increased by 8% compared to the three months ended May 31, 2002, primarily the result of higher global crude values. The average cost of propane increased by $0.19, which was partially offset by a 22% decrease in volumes compared to the three months ended May 31, 2002. The volume decrease was primarily the result of low inventory levels as previously discussed. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased $247.0 million (34%) compared to the three months ended May 31, 2002 primarily due to an $0.97 average cost per bushel increase (32%) and a 2% increase in volume. Country Operations and Services segment farm supply cost of goods sold increased by $48.1 million (25%) during the three months ended May 31, 2003 compared to the three months ended May 31, 2002, primarily due to volume increases related to an acquisition of a sunflower plant, and volume and average cost per unit increases on farm supply products. Processed Grains and Foods segment cost of goods sold increased $9.8 million (10%) compared to the three months ended May 31, 2002, primarily due to increased soybean volumes of 2%, which was partially offset by a decrease in the average cost of raw materials of $0.02 per pound on soybeans.

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

        Net Sales. Consolidated net sales of $6.9 billion for the nine months ended May 31, 2003 increased $1.8 billion (34%) compared to the nine months ended May 31, 2002.

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

        Company-wide grain and oilseed net sales of $3.4 billion increased $888.5 million (35%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Sales for the nine months ended May 31, 2003 were $3,161.3 million and $911.4 million from Grain Marketing and Country Operations and Services segments, respectively. Sales for the nine months ended May 31, 2002 were $2,432.1 million and $639.3 million from the Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intracompany sales from the Country Operations and Services segment to the Grain Marketing segment, of $647.7 million and $534.9 million, for the nine months ended May 31, 2003 and 2002, respectively. The net increase in sales was primarily due to increases of $1.12 per bushel (37%) in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in v olume of 2% compared to the nine months ended May 31, 2002.

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

        Cost of Goods Sold. Cost of goods sold of $6.8 billion increased $1.8 billion (35%) during the nine months ended May 31, 2003, compared to the nine months ended May 31, 2002. Cost of goods sold in the Energy segment increased by $844.8 million (49%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. Refined fuels volumes increased by 23% and the average cost increased by $0.21 per gallon compared to the nine months ended May 31, 2002, primarily the result of the acquisition previously discussed and higher global crude values. Propane volumes increased by 22% and the average cost increased by $0.07 per gallon compared to the nine months ended May 31, 2002, primarily the result of the acquisition previously discussed and a colder winter compared to the prior year. The cost of all grains and oilseeds procured by the Company through its Grain Marketing and Country Operations and Services segments increased $884.4 million (35%) compared to the nine months ended May 31, 2002 primarily due to $1.12 per bushel (38%) increase, which was partially offset by a 2% decrease in volume. Country Operations and Services segment farm supply cost of goods sold increased by $82.8 million (22%) during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002 primarily due to a sunflower plant acquisition and increased average cost per unit on farm supply products. In addition, during the nine months ended May 31, 2003 the Country Operations and Services segment recorded impairments of $3.2 million on its facilities. The increased cost of goods sold in the Country Operations and Services segment was partially offset by $10.9 million of cash received from a class action lawsuit, alleging illegal price fixing against various feed vitamin product suppliers. Cost of goods sold in the Processed Grains and Foods segment decreased by $35.7 million (10%) compared to the nine months ended May 31, 2002, primarily due to the formation of Horizon, as previously discussed, which was partially offset by refined soybean oil volume increases of 1% and cost of raw material increases of $0.02 per pound on soybeans.

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

Cash Flows from Investing Activities

        For the three months ended May 31, 2003 and 2002, the net cash flows used in the Company’s investing activities totaled $74.8 million and $22.8 million, respectively.

        The acquisition of property, plant and equipment comprised the primary use of cash totaling $45.1 million and $32.8 million for the three months ended May 31, 2003 and 2002, respectively. For the year ended August 31, 2003 the Company expects to spend approximately $216.8 million for the acquisition of property, plant and equipment, which includes $57.0 million of expenditures for the construction of an oilseed processing facility in Fairmont, Minnesota. Total expenditures related to the construction of the facility are projected to be approximately $80.0 million, of which $60.2 million was used for construction through May 31, 2003. Capital expenditures primarily related to the Environmental Protection Agency low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery over the next three y ears, of which $2.1 million has been spent at the Laurel refinery and $25.6 million has been spent by NCRA at the McPherson refinery as of May 31, 2003. The Company expects to fund the refinery expenditures with a combination of cash, future earnings and additional borrowings.

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

        For the nine months ended May 31, 2003 and 2002, the net cash flows used in the Company’s investing activities totaled $124.9 million and $77.2 million, respectively.

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

Cash Flows from Financing Activities

        The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2003, the Company established a new 364-day credit facility of $600.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On May 31, 2003, August 31, 2002 and May 31, 2002, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $321.1 million, $332.5 million and $276.0 million, respectively. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of broker commissions of $3.2 million) was also used to pay down t he 364-day credit facility.

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

        In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Effective September 1, 2000, patronage refunds are calculated based on earnings for financial statement purposes rather than based on amounts reportable for federal income tax purposes as had been the Company’s practice prior to this date. This change was authorized through a bylaw amendment at the Company’s annual meeting on December 1, 2000. The patronage earnings from the fiscal year ended August 31, 2002 were primarily distributed during the second quarter of the current fiscal year. The cash portion of this distribution, deemed by the Board of Directors to be 30%, was $26.5 million. During the prior fiscal year the Company distributed cash patronage of $40.1 million from the patronage earnings of the fiscal year ended August 31, 20 01.

        The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities that have been outstanding for more than 10 years will be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates that have been outstanding for more than 10 years held by such eligible members and patrons. Total redemptions related to the year ended August 31, 2002, to be distributed in fiscal year 2003, are expected to be approximately $30.3 million, of which $26.4 million was redeemed du ring the nine months ended May 31, 2003. During the nine months ended May 31, 2002 the Company redeemed $26.3 million of equity. Redemptions of equity by the Company during the three-month periods ended May 31, 2003 and 2002 were $2.0 million and $3.2 million, respectively.

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

        The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Prefer red was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1 per share. As of May 31, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of finalizing its analysis of adopting this standard. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded. The Company continues to assess whether any other ARO’s exist related to its remaining operations, however, based on available information to date, no ARO’s have been identified. As such, the Company believes that the effects of adopting this standard do not have a material ef fect on the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee. The Company ado pted this interpretation during the quarter ended February 28, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.< /P>

        On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit	Description

4.1	Resolution amending a previous Preferred Stock Resolution with respect to the record date for payment of dividends for the Company’s 8% Cumulative Redeemable Preferred Stock (previously filed).
10.1	Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties (previously filed).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Cautionary Statement (previously filed).

(b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS INC. Registrant

Date	Signature

November 14, 2003	/s/ JOHN SCHMITZ
(Date)	John Schmitz Executive Vice President and Chief Financial Officer