Form 10-K
period 2003-08-31
CHS INC
filed 2003-11-21
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s Telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None
Securities Registered Pursuant to Section 12(g) of the Act:
8% Cumulative Redeemable Preferred Stock
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

      The registrant’s voting and non-voting common equity has no market value (the registrant is a member cooperative).

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

PART I.
Item 1. Business
CAUTIONARY STATEMENT
THE COMPANY
AGRONOMY
ENERGY
COUNTRY OPERATIONS AND SERVICES
GRAIN MARKETING
PROCESSED GRAINS AND FOODS
PRICE RISK AND HEDGING
EMPLOYEES
MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III.
Item 10. Directors and Executive Officers of the Registrant
BOARD OF DIRECTORS
EXECUTIVE OFFICERS
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Ethics
Audit Committee Matters
Item 11. Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV.
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K
Supplemental Information
SIGNATURES
EX-10.10A First Amendment to Note Agreement
EX-10.15 Employment Agreement - John D. Johnson
EX-10.16 Supplemental Executive Retirement Plan
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of Independent Accountants
EX-23.2 Independent Auditors' Consent
EX-24.1 Powers of Attorney
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to 18 USC Sec. 1350
EX-32.2 Certification Pursuant to 18 USC Sec. 1350
EX-99.1 Cautionary Statement

PART I.

Item 1.     Business

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The information in this Annual Report on Form 10-K for the year ended August 31, 2003, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

      The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition, changes in the taxation of cooperatives, compliance with laws and regulations , environmental liabilities, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, fluctuations in prices for crude oil and refined petroleum products, alternative energy sources, the performance of our agronomy business, technological improvements and joint ventures. These risks and uncertainties are further described in Exhibit 99.1 to this Annual Report on Form 10-K, and other risks or uncertainties may be described from time to time in the Company’s future filings with the Securities and Exchange Commission.

      The Company undertakes no obligation to revise any forward-looking statements to reflect future events or circumstances.

THE COMPANY

      CHS Inc. (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, the Company is owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from and provides products and services to its members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company’s operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with the Company’s results; rather, a proportionate share of the income or loss from those entities is included as a component in the Company’s net income under the equity method of accounting. For the fiscal year ended August 31, 2003, the Company’s total revenues were $9.4 billion.

      The Company’s operations are organized into five business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Together these business segments create vertical integration to link producers with consumers. The first two segments, Agronomy and Energy, produce and provide for the wholesale distribution of inputs that are essential for crop production. The third segment, Country Operations and Services, serves as the Company-owned retailer of a portion of these crop inputs and also serves as the first handler of a significant portion of the crops marketed and processed by the Company. The fourth segment, Grain Marketing, purchases and resells grains and oilseeds originated by the Country Operations and Services segment, by member cooperatives and also by third parties. The fifth business segment, Processed Grains and Foods, converts grains and oilseeds into value-added products.

      Only producers of agricultural products and associations of producers of agricultural products may be members of CHS. The Company’s earnings derived from business conducted with these members are allocated to members based on the volume of business they do with the Company. Members receive earnings in the form of patronage refunds in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members are taxed at regular corporate rates and are retained by the Company as unallocated equity.

      The origins of CHS date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS emerged as the result of the merger of the two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota. In August 2003, the Company changed its name from Cenex Harvest States Cooperatives to CHS Inc.

      The international sales information and segment information in Notes 2 and 11 to the consolidated financial statements are incorporated by reference into the following business segment descriptions.

      The business segment financial information presented below does not represent the results that would have been obtained had the relevant business segment been operated as an independent business.

AGRONOMY

Overview

      Through the Agronomy business segment, the Company is engaged in the manufacture of crop nutrients and the wholesale distribution of crop nutrients and crop protection products. The Company conducts its agronomy operations primarily through two investments — a 20% cooperative ownership interest in CF Industries, Inc. (CF Industries) and, effective January 2000, a 25% ownership interest in Agriliance, LLC (Agriliance). CF Industries manufactures crop nutrient products, particularly nitrogen and phosphate fertilizers, and is one of the largest suppliers to Agriliance. Agriliance is one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products.

      There is significant seasonality in the sale of crop nutrients and crop protection products and services, with peak activity coinciding with the planting and input seasons.

      The Company’s minority ownership interests in CF Industries and Agriliance are treated as investments, and therefore, those entities’ revenues and expenses are not reflected in the Company’s operating results. CF Industries is treated as a cost method investment and Agriliance is treated as an equity method investment. CF Industries and Agriliance each have their own line of financing, without recourse to the Company.

Operations

      CF Industries. CF Industries is an interregional agricultural cooperative involved in the manufacturing of crop nutrient products. It is one of North America’s largest producers of nitrogen and phosphate fertilizers. Through its members, CF Industries’ nitrogen and phosphate fertilizer products reach farmers and ranchers in 48 states and two Canadian provinces. CF Industries conducts its operations primarily from the following facilities:

•	a nitrogen manufacturing and processing facility at Donaldsonville, Louisiana;

•	a phosphate mine and phosphate fertilizer plant in central Florida; and

•	a 66% ownership interest in a nitrogen fertilizer manufacturing and processing facility in Alberta, Canada.

      Agriliance. Agriliance is the one of the nation’s largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides), accounting for an estimated 19% of the U.S. market for crop nutrients and approximately 26% of the U.S. market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units in the southern United States. Agriliance purchased approximately 36% of its fertilizer from CF Industries during fiscal year 2003, and purchases most of its crop protection products from Monsanto and Sygenta.

      Agriliance was formed in 2000 when CHS, Farmland Industries Inc. (Farmland) and Land O’Lakes, Inc. (Land O’Lakes) contributed their respective agronomy businesses to the new company in consideration for ownership interests (25% each for CHS and Farmland and 50% for Land O’Lakes) in the venture. CHS and Farmland hold their interests in Agriliance through United Country Brands, LLC, a 50/50 jointly-owned holding company.

      In April, 2003, CHS acquired a 13.1% additional economic interest in the crop protection products business of Agriliance (the “CPP Business”) for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance are owned 50% by Land O’ Lakes, 25% plus an additional 13.1% of the CPP Business by CHS and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings are split among the members based upon the respective economic interests of each member.

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

Sales and Marketing; Customers

      CF Industries sells its crop nutrient products to large agricultural cooperatives and distributors. Its largest customers are Land O’Lakes, CHS and seven other regional cooperatives that wholesale the products to their members. Agriliance distributes agronomy products through approximately 2,200 local cooperatives from Ohio to the West Coast and from the Canadian border south to Kansas. Agriliance also provides sales and services through 48 Agriliance Service Centers and other retail outlets. Agriliance’s largest customer is the Company’s Country Operations and Services business segment. In 2003, Agriliance sold approximately $1.3 billion of crop nutrient products and approximately $1.2 billion of crop protection and other products.

Industry; Competition

      CF Industries. North American fertilizer producers operate in a highly competitive, global industry. Commercial fertilizers are world-traded commodities and producers compete principally on the basis of price and service. Many of the raw materials that are used in fertilizer production, such as natural gas, are often more expensive in the U.S. than other parts of the world. Crop nutrient margins and earnings have historically been cyclical; large profits generated throughout the mid-1990’s attracted additional capital and expansion and the industry now suffers from excess capacity. These factors have produced depressed margins for North American fertilizer manufacturers over the past several years, although recently fertilizer margins have stabilized.

      CF Industries competes with numerous domestic and international crop nutrient manufacturers.

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

Agriliance competes on the strength of its relationships with the members of the Company, Farmland and Land O’Lakes, its purchasing power and competitive pricing, and its attention to service in the field.

      Major competitors of Agriliance in crop nutrient distribution include Agrium, Growmark, Cargill, United Suppliers and West Central. Major competitors of Agriliance in crop protection products distribution include Helena, ConAgra (UAP), Tenkoz and numerous smaller distribution companies.

Summary Operating Results

      The Company accounts for its Agronomy business segment as follows:

      CF Industries. The Company’s investment in CF Industries of $153 million on August 31, 2003 is carried on the balance sheet at cost, including allocated patronage. Since CF Industries is a cooperative, the Company recognizes income from the investment only if it receives patronage refunds. Over the past five years CF Industries has realized operating losses and, as a result, it has not issued any patronage refunds to its members. Historically, crop nutrients manufacturing earnings have been cyclical in nature. CHS management has performed the appropriate impairment tests of this investment, and based upon those tests, believes that fair market value exceeds its carrying value. The Company will continue to perform impairment tests annually, including reviewing operating results, or as circumstances dictate, which could result in an impairment to its CF Industries investment.

      Agriliance. At August 31, 2003 the Company’s equity investment in Agriliance was $129.3 million. The Company recognizes earnings from Agriliance using the equity method of accounting, which results in the Company including its ownership percentage of Agriliance’s net earnings as equity income from investments. The Company applies related internal expenses against those earnings.

      Summary operating results and identifiable assets for the Agronomy business segment for the fiscal years ended August 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales
Patronage dividends	$(84)	$(89)	$196
Other revenues

	(84)	(89)	196
Cost of goods sold
Marketing, general and administrative	8,138	8,957	8,503

Operating losses	(8,222)	(9,046)	(8,307)
Interest	(974)	(1,403)	(4,529)
Equity income from investments	(20,773)	(13,425)	(7,360)

Income before income taxes	$13,525	$5,782	$3,582

Total identifiable assets — August 31	$285,906	$242,015	$230,051

ENERGY

Overview

      CHS is the nation’s largest cooperative energy company, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel, and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. The Energy business segment processes crude oil into refined petroleum products at refineries in Laurel,

Montana (wholly-owned) and McPherson, Kansas (an entity in which CHS has an approximately 74.5% ownership interest) and sells those products under the Cenex brand to CHS’s member cooperatives and others, through a network of approximately 1,500 independent retailers, including approximately 800 that operate Cenex/ Ampride convenience stores.

Operations

      Laurel Refinery. The Company’s Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel, and asphalt. The Laurel refinery sources approximately 90% of its crude oil supply from Canada, with the balance obtained from domestic sources. Laurel has access to Canadian and northwest Montana crude through the Company’s wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. The Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

      The Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 42% gasoline, 30% diesel and other distillates and 28% asphalt and other residual products. Refined fuels produced at Laurel, Montana are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via the Company’s wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

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

      The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 57% gasoline, 34% diesel and other distillates, and 9% propane and other products. Approximately 90% of the refined fuels are shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via common carrier pipelines. The balance of the fuels are loaded into trucks at the refinery.

      Other Energy Operations. The Company owns and operates three propane terminals, four asphalt terminals and three lubricants blending and packaging facilities. The Company also owns and leases a fleet of liquid and pressure trailers and tractors which are used to transport refined fuels, propane and anhydrous ammonia.

Products and Services

      The Energy business segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, lubricants and other related products and provides transportation services. It obtains the petroleum products that it sells both from the Laurel and McPherson refineries and from third parties.

Sales and Marketing; Customers

      The Company makes approximately 75% of its refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/ Ampride tradename. The Company sold approximately 1.5 billion gallons of gasoline and approximately 1.3 billion gallons of diesel fuel in fiscal year 2003. The Company also wholesales auto and farm machinery lubricants to both members and non-members. In fiscal year 2003, energy operations sold approximately 23 million gallons of lube oil. The Company is one of the nation’s largest propane wholesalers. In fiscal year 2003, energy operations sold approximately 844 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural consumption. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

      Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on the Company’s Energy business segment. Like many other refineries, the Energy business segment’s refineries are currently focusing their capital spending on reducing pollution. In particular, these refineries are currently working to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006, which are intended to lower the sulfur content of gasoline and diesel. The Company currently expects that the cost of compliance will be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $8.7 million had been spent at the Laurel refinery and $36.5 million had been spent by NCRA at the McPherson refinery as of August 31, 2003. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      The energy business is highly cyclical. Demand for crude oil and its products are driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources. Most of the Company’s energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel efficient equipment, reduced crop tillage, depressed prices for crops, warm winter weather, and government programs which encourage idle acres may all reduce demand for the Company’s energy products.

      The refining and wholesale fuels business is very competitive. Among the Company’s competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. The Company also competes with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. CHS owned and non-owned retail outlets are located primarily in the southern, midwestern and northwestern United States.

Summary Operating Results

      Summary operating results and identifiable assets for the Energy business segment for the fiscal years ended August 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$3,648,093	$2,657,689	$2,781,243
Patronage dividends	415	458	712
Other revenues	10,461	6,392	4,036

	3,658,969	2,664,539	2,785,991
Cost of goods sold	3,475,947	2,489,352	2,549,099
Marketing, general and administrative	63,740	66,731	48,432

Operating earnings	119,282	108,456	188,460
Interest	16,401	16,875	25,097
Equity (income) loss from investments	(1,353)	1,166	4,081
Minority interests	20,782	14,604	34,713

Income before income taxes	$83,452	$75,811	$124,569

Total identifiable assets — August 31	$1,449,652	$1,305,828	$1,154,036

COUNTRY OPERATIONS AND SERVICES

Overview

      The Country Operations and Services business segment purchases a variety of grains from the Company’s producer members and provides cooperative members and producers with access to a full range of products and services including farm supplies, programs for crop and livestock production, hedging and insurance services, and agricultural operations financing. Country Operations and Services operates at 282 locations dispersed throughout Minnesota, North Dakota, South Dakota, Nebraska, Montana, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

Products and Services

      Grain Purchasing. The Company is one of the largest country elevator operators in North America. Through a majority of its elevator locations, the Country Operations and Services business segment purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through the Company’s Grain Marketing business segment or used for local feed and processing operations. For the year ended August 31, 2003, the Country Operations and Services business segment purchased approximately 298 million bushels of grain, primarily wheat (136 million bushels), corn (79 million bushels) and soybeans (46 million bushels). Of these bushels, 274 million were purchased from members and 204 million were sold through the Grain Marketing business segment.

      Other Products. Country Operations and Services manufactures and sells other products, both directly and through ownership interests in other entities. These include seed; plant food; energy products; animal feed ingredients, supplements and products; animal health products; crop protection products; and processed sunflowers. The Company sells agronomy products at 155 locations, feed products at 128 locations and energy products at 93 locations. Farm supplies are purchased through cooperatives whenever possible.

      Financial Services. The Company has provided open account financing to more than 150 CHS members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of term and seasonal loans and can also be used as a clearing account for settlement of grain purchases and as a cash management tool. A substantial part of the term and seasonal loans are sold to the National Bank for Cooperatives (CoBank), with CoBank purchasing up to 90% of any loan. The Company’s guarantee exposure on these loans at August 31, 2003 was approximately $6.7 million. Through its wholly-owned subsidiary Fin-Ag, Inc. the Company provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans. It also provides consulting services to member cooperatives. Most loans are sold to CoBank under a separate program from that described above, under which the Company has guaranteed a portion of the loans. The Company’s exposure at August 31, 2003 was approximately $43.0 million. The Company’s borrowing arrangements allow for the Company to retain up to $110.0 million of loans in aggregate for both finance programs, or to sell the loans and extend guarantees up to $150.0 million in aggregate.

      The Company’s wholly-owned subsidiary Country Hedging, Inc., which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full service commodity futures and options broker.

      Ag States Agency, LLC is an independent insurance agency in which the Company holds a majority ownership interest. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 1,600 customers are primarily agricultural businesses, including local cooperatives and independent elevators, oil stations, agronomy and feed/seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors.

Industry; Competition

      Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes primarily on the basis of price, services and patronage.

      Competitors to the Company’s financing operations are primarily other financial institutions. The Company competes primarily on the basis of price, services and patronage. Country Hedging’s competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price and level of service. Ag States competes with other insurance agencies, primarily on the basis of price and services.

Summary Operating Results

      Summary operating results and identifiable assets for the Country Operations and Services business segment for the fiscal years ended August 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$1,885,825	$1,474,553	$1,577,268
Patronage dividends	2,467	2,572	3,683
Other revenues	81,739	80,789	80,479

	1,970,031	1,557,914	1,661,430
Cost of goods sold	1,876,811	1,474,392	1,569,884
Marketing, general and administrative	55,887	47,995	53,417

Operating earnings	37,333	35,527	38,129
Gain on legal settlements	(10,867)	(2,970)
Interest	14,975	13,851	15,695
Equity income from investments	(788)	(283)	(246)
Minority interests	1,168	786	385

Income before income taxes	$32,845	$24,143	$22,295

Total identifiable assets — August 31	$857,523	$799,711	$679,053

GRAIN MARKETING

Overview

      CHS is the nation’s largest cooperative marketer of grain and oilseed, handling about 1.1 billion bushels annually. During fiscal year 2003, the Company purchased approximately 67% of total grain volumes from individual and member cooperatives and the Country Operations and Services business segment, with the balance purchased from third parties. CHS arranges for the transportation of the grains either directly to customers or to Company owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. The Company primarily conducts its Grain Marketing operations directly, but does conduct some of its business through two 50% owned joint ventures.

Operations

      The Grain Marketing segment purchases grain directly and indirectly from agricultural producers primarily in the midwestern and western United States. The purchased grain is typically contracted for sale for future delivery at a specified location, with the Company responsible for handling the grain and arranging for its transportation to that location. The sale of grain is recorded after title to the commodity has transferred and final weights, grades and settlement price have been agreed upon. Amounts billed to the customer as part of a sales transaction include the costs for shipping and handling. The Company’s ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels, and barges, is a significant part of the service it offers to its customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with the Company. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.

      CHS owns export terminals, river terminals, and elevators involved in the handling and transport of grain. River terminals at St. Paul, Savage, and Winona, Minnesota, and Davenport, Iowa are used to load grains onto barges for shipment to both domestic and export customers via the Mississippi River System.

The Company’s export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and an export terminal at Myrtle Grove, Louisiana serves the Gulf market. In the Pacific Northwest, the Company conducts its grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation) and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC operates grain terminals in Vancouver and Kalama, Washington. TEMCO, LLC operates a large export terminal in Tacoma, Washington. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. Grain Suppliers, LLC, a wholly-owned subsidiary (previously a 50% joint venture), operates elevator facilities in Friona, Texas and Collins, Mississippi. In 2003, the Company opened an office in Sao Paulo, Brazil for the procurement of soybeans for the Grain Marketing segment’s international customers.

      Grain Marketing purchases most of its grain during the summer and fall harvest period. Because of the Company’s geographic location and the fact that it is further from its export facilities, grain tends to be sold later than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of the Company’s own storage capacity, the Grain Marketing business segment buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, the Grain Marketing business segment has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affect the profitability of the Grain Marketing segment.

Products and Services

      The primary grains purchased by the Grain Marketing business segment for the year ended August 31, 2003 were corn (412 million bushels), wheat (329 million bushels) and soybeans (245 million bushels). Of the total grains purchased by the Grain Marketing business segment during the year ended August 31, 2003, 508 million bushels were purchased from the Company’s individual and cooperative association members, 204 million bushels were purchased from the Country Operations and Services business segment and the remainder were purchased from third parties.

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

      In the purchase of grain from producers, location of the delivery facility is a prime consideration, but producers are increasingly willing to truck grain longer distances for sale. Price is affected by the capabilities of the facility; for example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capability provides a price advantage. The Company believes that its relationships with individual members serviced by local Country Operations and Services locations and with cooperative members gives it a broad origination capability.

      The Grain Marketing business segment competes for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), ConAgra, Bunge and Louis Dreyfus, each of which handle grain volumes of more than one billion bushels annually.

      The results of the grain marketing business may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels (including grain prices reported on national markets) and transportation costs and conditions. Supply is affected by weather conditions, disease, insect damage, acreage planted and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, by population growth, and by increased or decreased per capita consumption of some products.

Summary Operating Results

      Summary operating results and identifiable assets for the Grain Marketing business segment for the fiscal years ended August 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$4,139,226	$3,281,469	$3,416,239
Patronage dividends	218	497	840
Other revenues	25,458	21,902	22,964

	4,164,902	3,303,868	3,440,043
Cost of goods sold	4,133,677	3,272,985	3,416,500
Marketing, general and administrative	21,072	22,213	22,396

Operating earnings	10,153	8,670	1,147
Interest	4,738	4,807	8,144
Equity loss (income) from investments	1,673	(4,257)	(4,519)

Income (loss) before income taxes	$3,742	$8,120	$(2,478)

Total identifiable assets — August 31	$450,415	$481,232	$345,696

PROCESSED GRAINS AND FOODS

Overview

      The Processed Grains and Foods business segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. The Company has focused on areas that allow it to utilize the products supplied by member producers. These areas are oilseed processing, wheat milling and foods.

Oilseed Processing

      The Company’s oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to produce approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity and crude soyoil output similar to the Mankato facility. The facility in Fairmont was essentially complete and became operational in the first fiscal quarter of 2004. Total costs for this new facility are estimated to be approximately $85.0 million, of which $68.9 million has been spent through August 31, 2003.

      The Company’s oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods and, to a lesser extent for certain industrial uses for plastics, inks and paints. Soybean meal has a high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications.

      The Company’s soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. The Company purchases virtually all of its soybeans from members. The oilseed crushing operations currently produce approximately 45% of the crude oil that the Company refines; it purchases the balance from outside suppliers. Once the Fairmount, Minnesota crushing facility is fully operational, the oilseed crushing operations will produce approximately 85% of the crude oil the Company refines.

      The Company’s customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of the customers are located in the midwest due to lower freight costs and slightly higher profitability. The largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which the Company holds a 50% ownership interest and with which the Company has a long-term supply agreement to supply minimum quantities of edible soybean oils as long as the Company maintains a minimum 25.5% ownership interest and the Company’s price is comparative with other suppliers of the product. The Company’s sales to Ventura Foods were $78.5 million in fiscal year 2003. The Company also sells soymeal to almost 400 customers, primarily feed lots and feed mills in southern Minnesota; five of these customers accounted for approximately 58% of the soymeal sold. Land O’Lakes/ Farmland Feed, LLC accounts for 25% of soymeal sold and Commodity Specialists Company accounts for 12% of soymeal sold. The Company sells soyflour to customers in the baking industry both domestically and for export.

      The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing, Inc., and Bunge. These and other competitors have acquired other processors and have expanded existing plants, or are proposing to construct new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. The Company estimates that it has a market share of approximately 4% to 5% of the domestic refined soybean oil market and less than 3% of the domestic soybean crushing capacity.

      Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the refined products, and other supply and demand factors.

Wheat Milling

      In January 2002, the Company and Cargill formed Horizon Milling, LLC (Horizon Milling), in which the Company owns 24% and Cargill owns the remaining 76%. Horizon Milling is the largest U.S. wheat miller. Sales and purchases of wheat and durum by the Company to Horizon Milling during fiscal year 2003 were $191.3 million and $8.8 million, respectively. Horizon Milling’s advance payments on grain to the Company were $7.5 million on August 31, 2003, and are included in Customer advance payments on the Company’s Consolidated Balance Sheets.

      The Company ceased operations at its Huron, Ohio mill prior to the formation of Horizon Milling and the Company’s facility lease expired on September 30, 2002. The Company has dismantled the milling equipment and is currently negotiating for the sale of the equipment that has not yet been sold. The Processed Grains and Foods business segment established an impairment of approximately $6.5 million on the equipment during the fourth quarter of fiscal year 2002.

Foods

      The Company has two primary areas of focus in the foods area: Ventura Foods, which produces oilseed based products such as margarine and salad dressing and which is 50% owned by the Company, and the production of Mexican foods such as tortillas, tortilla chips and entrees.

      Ventura Foods. Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 30% of Ventura Food’s volume, based on sales revenues, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Food’s product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine in the U.S. and is a major producer of many other products.

      Ventura Foods has 13 manufacturing and distribution locations across the United States. It sources its raw materials, which consists primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including the Company’s oilseed processing and refining operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 65% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale.

      Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH, Smuckers, Kraft, and CF Sauer.

      Ventura Foods was created in 1996 and at the time was owned 40% by the Company and 60% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui & Co., Ltd. In March 2000, the Company purchased an additional 10% interest from Wilsey Foods, Inc. bringing the Company’s total equity investment in Ventura Foods to 50%. The Company accounts for the Ventura Foods investment under the equity method of accounting.

      Mexican Foods. Since June 2000, the Company has acquired three regional producers of Mexican foods. Through its Mexican foods operations, the Company manufactures, packages, and distributes tortillas, tortilla chips and prepared frozen Mexican food products such as burritos and tamales. The Company sells these products under a variety of local and regional brand names and also produces private label products and co-packs for customers. The current operational focus is on integrating these disparate operations into a single business entity with consistent standards, systems and sales practices.

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

Summary Operating Results

      Summary operating results and identifiable assets for the Processed Grains and Foods business segment for the fiscal years ended August 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales*	$491,931	$496,084	$662,726
Patronage dividends	111	260	339
Other revenues	2,300	(1,469)	(238)

	494,342	494,875	662,827
Cost of goods sold	466,857	457,538	619,184
Marketing, general and administrative	36,540	36,930	44,870

Operating (losses) earnings	(9,055)	407	(1,227)
Interest	12,845	9,514	13,026
Equity income from investments	(26,056)	(41,331)	(35,505)

Income before income taxes	$4,156	$32,224	$21,252

Total identifiable assets — August 31	$498,872	$439,942	$430,871

*	The sales decline from 2001 is primarily due to the formation of Horizon Milling. Since January 2002 the Company has accounted for the operating results of its milling operations under the equity method of accounting. Earnings from the Company’s interest in Horizon Milling are included as part of equity income from investments.

PRICE RISK AND HEDGING

      Whenever the Company enters into a commodity purchase commitment it incurs risks of carrying inventory, including risks related to price changes and performance (including delivery, quality, quantity and shipment period). The Company is exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase.

      To reduce the price change risks associated with holding fixed price commitments, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The crude oil and most of the grain and oilseed volume handled by the Company can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and various pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of inventory, such activities also limit the gain potential which otherwise could result from changes in market prices of inventory. The Company’s policy is to generally maintain hedged positions in grain. The Company’s profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. Hedging arrangements do not protect against nonperformance of a contract.

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

      At any one time, inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by senior management of the Company if operating areas are outside of position limits. A similar process is used in energy operations. The position limits are reviewed at least annually with the management of the Company. The Company monitors current market conditions and may expand or reduce its risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sale contracts are subject to credit approvals and appropriate terms and conditions.

EMPLOYEES

      At August 31, 2003, CHS had approximately 6,820 full and part-time employees, which included approximately 560 employees of NCRA. Of that total, approximately 1,890 were employed in the Energy segment, 2,440 in the Country Operations and Services segment (not including an estimated 1,010 seasonal and temporary employees), 440 in the Grain Marketing segment, 850 in the Processed Grains and Foods business segment and 190 in corporate and administrative functions. In addition to those employed directly by the Company, many employees work for the joint ventures in which the Company has an ownership interest. All of the employees in the Agronomy segment and a portion of the Grain Marketing and Processed Grains and Foods segments are employed in this manner.

      Employees in certain areas are represented by collective bargaining agreements. Refinery workers in Laurel, Montana (185 employees), are represented by agreements with two unions (Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and Oil Basin Pipeliners Union (OBP)), for which agreements are in place through 2006 for PACE, and through 2006 for OBP in regard to wages and benefits. The contracts covering the NCRA McPherson, Kansas refinery (254 employees in the PACE union) are also in place through 2006. There are approximately 170 employees in transportation and lubricant plant operations that are covered by collective bargaining agreements that expire at various times. Production workers in grain marketing operations (144 employees) are represented by agreements with four unions which expire at various times from 2003 through 2005. In particular, grain marketing employees in the Bakers, Confectionary, Tobacco Workers and Grain Millers International Union in Superior, Wisconsin (49 employees) have contracts that have expired and are currently being negotiated, with the Company anticipating a successful resolution. Finally, certain production workers in oilseed processing operations are subject to collective bargaining agreements with the American Federation of Grain Millers (127 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2006.

MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

Introduction

      The Company is an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Patrons, and not the Company, are subject to income taxes on income from patronage. The Company is subject to income taxes on non-patronage-sourced income. See “— Tax Treatment” below.

Distribution of Net Income; Patronage Dividends

      The Company is required by its organizational documents annually to distribute net earnings derived from patronage business with members, after payment of dividends on equity capital, to members on the basis of patronage, except that the Board of Directors may elect to retain and add to the Company’s unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.

      These distributions, referred to as “patronage dividends,” may be distributed in cash, patrons’ equities, revolving fund certificates, securities of the Company or others or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). The Board of Directors may change the mix in the form of the patronage dividend in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable. Patronage dividends distributed during the years ended August 31, 2003, 2002 and 2001 were $88.3 million ($26.5 million in cash), $132.6 million ($40.1 million in cash) and $86.4 million ($26.1 million in cash), respectively.

Patrons’ Equities

      Patrons’ equities are in the form of a book entry and represent a right to receive cash when redeemed by the Company. Patrons’ equities form part of the capital of the Company, do not bear interest and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. The Company’s current policy is to redeem the equities of those members who were age 61 and older on June 1, 1998 when they reach the age of 72 and upon death. The current policy also provides for an annual pro-rata redemption of equities older than 10 years held by active members in an amount determined by the Board of Directors.

      Redemptions of patrons’ and other equities, including equity participation units (discussed in Note 9 to the Consolidated Financial Statements), during the years ended August 31, 2003, 2002 and 2001 were $31.1 million, $31.1 million and $33.0 million, respectively.

Governance

      The Company is managed by a Board of Directors of at least 17 persons elected by the members at the Company’s annual meeting. Terms of Directors are staggered so that no more than seven directors are elected in any year. The Board of Directors is currently comprised of 17 directors. The articles of incorporation and bylaws of the Company may be amended only upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under “— Certain Antitakeover Measures” below.

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

Voting Rights

      Voting rights arise by virtue of membership in the Company, not because of ownership of any equity or debt security. Members that are cooperative associations are entitled to vote based upon a formula that takes into account the equity held by the cooperative in the Company and the average amount of business done with the Company over the previous three years.

      Members who are individuals are entitled to one vote. Individual members may exercise their voting power directly or through a patrons’ association associated with a grain elevator, feed mill, seed plant or any other Company facility (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

      Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although the approval of not less than two-thirds of the votes cast at a meeting is required to approve “Change of Control” transactions, which include a merger, consolidation, liquidation, dissolution, or the sale of all or substantially all of the Company’s assets and, in certain circumstances, a greater vote may be required. See “Certain Antitakeover Measures” below.

Debt and Equity Instruments

      The Company may issue debt and equity instruments to its current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Equity issued by the Company is subject to a first lien in favor of the Company for all indebtedness of the holder to the Company. As of August 31, 2003, the Company’s outstanding capital included patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock (dividends paid quarterly) and certain capital reserves.

Distribution of Assets Upon Dissolution; Merger and Consolidation

      In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, all debts and liabilities would be paid first according to their respective priorities. As more particularly provided in the Company’s bylaws, the remaining assets would be paid to the holders of equity capital to the extent of their interests and any excess would be paid to patrons on the basis of their past patronage. The bylaws provide for the allocation among the members and nonmember patrons of the consideration received in any merger or consolidation to which the Company is a party.

Certain Antitakeover Measures

      The Company’s governing documents may be amended upon the approval of a majority of the votes cast at an annual or special meeting. However, if the Board of Directors, in its sole discretion, declares that a proposed amendment to the Company’s governing documents involves or is related to a “hostile takeover,” the amendment must be adopted by 80% of the total voting power of the members of the Company. Further, if the Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies. The term “hostile takeover” is not further defined in the Minnesota cooperative law or the governing documents of the Company.

Tax Treatment

      Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. The Company is a nonexempt cooperative.

      As a cooperative, the Company is not taxed on patronage paid to its members either in the form of equities or cash. Consequently, such amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified unit retains) are taxable to the

Company when allocated. Upon redemption of any such non-qualified unit retains, the amount is deductible to the Company and taxable to the member.

      Income derived by the Company from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to the Company at corporate income tax rates.

      NCRA is not consolidated for tax purposes.

Item 2.     Properties

      The Company owns or leases energy, grain handling and processing, food manufacturing and agronomy related facilities throughout the United States. Below is a summary of these locations.

Energy

      Facilities in the Company’s Energy business segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	3 locations in Minnesota, North Dakota and Wisconsin
Transportation terminals/repair facilities	10 locations in Iowa, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, 2 of which are leased
Petroleum & asphalt terminals/storage facilities	9 locations in Montana, North Dakota and Wisconsin
Pump stations	10 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian Border to Laurel, Montana
Convenience stores/gas stations	33 locations in Iowa, Minnesota, Montana, South Dakota and Wyoming
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas

      The Company has a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline	Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk stations	40 locations located in Kansas and Oklahoma

Grain Marketing

      The Company owns or leases grain terminals used in the Grain Marketing business segment at the following locations:

Davenport, Iowa (2 owned terminals)
Kalama, Washington (leased)
Kansas City, Missouri (leased)
Minneapolis, Minnesota (owned idle terminal)
Myrtle Grove, Louisiana (owned)
St. Paul, Minnesota (leased)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)

Country Operations and Services

      In the Country Operations and Services business segment the Company owns 282 agri operations locations (of which some of the facilities are on leased land), 8 feed manufacturing facilities and 2 sunflower plants located in Minnesota, Nebraska, North Dakota, South Dakota, Montana, Washington, Oregon and Idaho.

Processed Grains and Foods

      Within the Processed Grains and Foods business segment, the Company owns and leases the following facilities:

Oilseed Processing

      The Company owns a campus in Mankato, Minnesota, comprised of a crushing plant, an oilseed refinery, a soyflour plant and a quality control laboratory. A crushing plant in Fairmont, Minnesota previously under construction was essentially complete and became operational during the fiscal quarter ending November 30, 2003.

Wheat Milling

      The Company owns five flour milling facilities at the following locations that are leased to Horizon Milling, LLC:

Rush City, Minnesota
Kenosha, Wisconsin
Houston, Texas
Mount Pocono, Pennsylvania
Fairmount, North Dakota

Foods

      The Company leases manufacturing facilities in New Brighton, Minnesota, Ft. Worth, Texas and Phoenix, Arizona. In addition, the Company owns two manufacturing facilities in Ft. Worth, Texas. A new facility is currently under construction near Newton, North Carolina, which the Company expects to complete during its fiscal quarter ending November 30, 2003. The Company originally intended to use the facility for manufacturing upon completion of construction, but at this time the Company expects to sell or lease it. All facilities are related to the Company’s Mexican foods operations.

Corporate Headquarters

      The Company is headquartered in Inver Grove Heights, Minnesota. The Company owns a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space.

      The Company’s internet address is www.chsinc.com.

Item 3.     Legal Proceedings

      The Company is involved as a defendant in various lawsuits, claims and disputes which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

      In October 2003, the Company and NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, respectively, regarding the terms of settlements with respect to reducing air emissions at the Company’s Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas, respectively. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that the Company and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require the Company and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. The Company and NCRA anticipate that their aggregate capital expenditures related to these settlements will total approximately $25.0 million to $30.0 million over the next eight years. Approximately 50 percent of the expenditures will be made over the first three years. The Company does not believe that the settlements will have a material adverse affect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held a special meeting on August 5, 2003 where results of a mail ballot were counted to change the Company’s legal name to CHS Inc. Fifty percent of CHS members, consisting of cooperatives and producers in 27 states, participated in the vote; of these, eighty-seven percent of members voted in favor of the legal name change, which needed a simple majority of the members voting for passage.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company has approximately 51,100 members, of which approximately 1,100 are cooperative association members and approximately 50,000 are individual members. As a cooperative, the Company does not have any common equity that is traded.

      On August 31, 2003 the Company had 3,748,099 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ National Market under the symbol CHSCP.

      The Company sold no equity securities during the three years ended August 31, 2003 that were not registered under the Securities Act of 1933, as amended.

      On April 25, 2003, the Company issued 298,099 shares of its 8% Cumulative Redeemable Preferred Stock (the “New Shares”) on conversion of 7,452,439 then-outstanding shares of 8% Preferred Stock (the “Old Shares”). The New Shares were exchanged by the Company with its existing security holders (the holders of the Old Shares) exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. Accordingly, the Company relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of the New Shares and did not file a registration statement with the Securities and Exchanges Commission with respect to that issuance.

Item 6.     Selected Financial Data

      The selected financial information below has been derived from the Company’s consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2003, 2002 and 2001 should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2003	2002	2001	2000	1999

	(dollars in thousands)
Income Statement Data:
Revenues:
Net sales	$9,270,734	$7,156,454	$7,464,242	$8,248,413	$6,198,843
Patronage dividends	3,257	3,885	5,977	5,494	5,876
Other revenues	124,542	109,459	116,254	97,471	81,180

	9,398,533	7,269,798	7,586,473	8,351,378	6,285,899
Cost of goods sold	9,058,951	6,940,926	7,181,433	8,051,057	6,010,796
Marketing, general and administrative	190,582	187,292	184,046	155,266	152,031

Operating earnings	149,000	141,580	220,994	145,055	123,072
Gain on legal settlements	(10,867)	(2,970)
Interest	48,675	42,455	61,436	57,566	42,438
Equity income from investments	(47,299)	(58,133)	(28,494)	(28,325)	(22,363)
Minority interests	21,950	15,390	35,098	24,546	10,017

Income before income taxes	136,541	144,838	152,954	91,268	92,980
Income taxes	12,700	18,700	(25,600)	3,880	6,980

Net income	$123,841	$126,138	$178,554	$87,388	$86,000

	2003	2002	2001	2000	1999

	(dollars in thousands)
Balance Sheet Data (at August 31):
Working capital	$458,738	$249,115	$305,280	$214,223	$219,045
Net property, plant and equipment	1,122,982	1,057,421	1,023,872	1,034,768	968,333
Total assets	3,807,968	3,481,727	3,057,319	3,172,680	2,787,664
Long-term debt, including current maturities	663,173	572,124	559,997	510,500	482,666
Total equities	1,481,711	1,289,638	1,261,153	1,164,426	1,117,636

      The selected financial statement information below has been derived from the Company’s five business segments, and Corporate and Other, for the fiscal years ended August 31, 2003, 2002 and 2001. The intercompany sales between segments were $894.3 million, $753.3 million and $973.2 million for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

Summary Financial Data By Business Segment

	Agronomy			Energy

	2003	2002	2001	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales				$3,648,093	$2,657,689	$2,781,243
Patronage dividends	$(84)	$(89)	$196	415	458	712
Other revenues				10,461	6,392	4,036

	(84)	(89)	196	3,658,969	2,664,539	2,785,991
Cost of goods sold				3,475,947	2,489,352	2,549,099
Marketing, general and administrative	8,138	8,957	8,503	63,740	66,731	48,432

Operating (losses) earnings	(8,222)	(9,046)	(8,307)	119,282	108,456	188,460
Interest	(974)	(1,403)	(4,529)	16,401	16,875	25,097
Equity (income) loss from investments	(20,773)	(13,425)	(7,360)	(1,353)	1,166	4,081
Minority interests				20,782	14,604	34,713

Income before income taxes	$13,525	$5,782	$3,582	$83,452	$75,811	$124,569

Total identifiable assets — August 31	$285,906	$242,015	$230,051	$1,449,652	$1,305,828	$1,154,036

	Country Operations and Services			Grain Marketing

	2003	2002	2001	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$1,885,825	$1,474,553	$1,577,268	$4,139,226	$3,281,469	$3,416,239
Patronage dividends	2,467	2,572	3,683	218	497	840
Other revenues	81,739	80,789	80,479	25,458	21,902	22,964

	1,970,031	1,557,914	1,661,430	4,164,902	3,303,868	3,440,043
Cost of goods sold	1,876,811	1,474,392	1,569,884	4,133,677	3,272,985	3,416,500
Marketing, general and administrative	55,887	47,995	53,417	21,072	22,213	22,396

Operating earnings	37,333	35,527	38,129	10,153	8,670	1,147
Gain on legal settlements	(10,867)	(2,970)
Interest	14,975	13,851	15,695	4,738	4,807	8,144
Equity income (loss) from investments	(788)	(283)	(246)	1,673	(4,257)	(4,519)
Minority interests	1,168	786	385

Income (loss) before income taxes	$32,845	$24,143	$22,295	$3,742	$8,120	$(2,478)

Total identifiable assets — August 31	$857,523	$799,711	$679,053	$450,415	$481,232	$345,696

	Processed Grains and Foods			Corporate and Other

	2003	2002	2001	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$491,931	$496,084	$662,726
Patronage dividends	111	260	339	$130	$187	$207
Other revenues	2,300	(1,469)	(238)	4,584	1,845	9,013

	494,342	494,875	662,827	4,714	2,032	9,220
Cost of goods sold	466,857	457,538	619,184
Marketing, general and administrative	36,540	36,930	44,870	5,205	4,466	6,428

Operating (losses) earnings	(9,055)	407	(1,227)	(491)	(2,434)	2,792
Interest	12,845	9,514	13,026	690	(1,189)	4,003
Equity (income) loss from investments	(26,056)	(41,331)	(35,505)	(2)	(3)	15,055

Income (loss) before income taxes	$4,156	$32,224	$21,252	$(1,179)	$(1,242)	$(16,266)

Total identifiable assets — August 31	$498,872	$439,942	$430,871	$265,600	$212,999	$217,612

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      CHS Inc. (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. CHS buys commodities from, and provides products and services to members and other customers. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, and food products.

      The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the fiscal years ended August 31, 2003, 2002 and 2001 is shown on prior pages.

      Many of the Company’s business activities are highly seasonal, and as a result, operating results will vary throughout the year. Overall, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and crop drying seasons.

      The Company’s revenue can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseeds and flour. Changes in market prices for commodities that the Company purchases without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond the Company’s control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulation and policies, world events, and general political and economic conditions.

      While the Company’s sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records as equity income from investments its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. These investments principally include the Company’s 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).

      Agriliance is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC is owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Prior to the transaction described below, the Company’s indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as the Company’s ownership or governance interest. Subsequent to the transaction, the Company’s indirect economic interest in Agriliance is no longer the same as the Company’s ownership or governance interest.

      In April 2003, the Company acquired an additional economic interest in the Agriliance wholesale crop protection business (the “CPP Business”), which constitutes only a part of the Agriliance business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance are owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings are split among the members based upon the respective economic interests of each member.

Results of Operations

Comparison of the years ended August 31, 2003 and 2002

      Net Income. Consolidated net income for the year ended August 31, 2003 was $123.8 million compared to $126.1 million for the year ended August 31, 2002, which represents a $2.3 million (2%) decrease. This decrease in profitability is primarily attributable to decreased earnings in the Company’s Processed Grains and Foods and Grain Marketing segments, which was partially offset by increased earnings within the Energy, Country Operations and Services and Agronomy segments compared to the year ended August 31, 2002.

      Net Sales. Consolidated net sales of $9.3 billion for the year ended August 31, 2003 increased $2.1 billion (30%) compared to the year ended August 31, 2002.

      Company-wide grain and oilseed net sales of $4.5 billion increased $1.0 billion (30%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Sales for the year ended August 31, 2003 were $4,139.2 million and $1,140.0 million from Grain Marketing and Country Operations and Services segments, respectively. Sales for the year ended August 31, 2002 were $3,281.5 million and $862.0 million from Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intersegment sales between Country Operations and Services and Grain Marketing, of $799.4 million and $685.4 million, for the years ended August 31, 2003 and 2002, respectively. The net increase in sales was primarily due to an increase of $0.93 (30%) per bushel in the average sales price of all grain and oilseed marketed by the Company while volumes remained essentially unchanged from the prior year. The net increase in company-wide grain and oilseed of $1.0 billion was primarily related to the price change due to stronger commodity prices and increased international soybean exports.

      Energy net sales of $3.6 billion increased $963.6 million (37%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Sales for the year ended August 31, 2003 and 2002 were $3,648.1 million and $2,657.7 million, respectively. The Company eliminated all intersegment sales from Energy to Country Operations and Services of $94.2 million and $67.4 million for the years ended August 31, 2003 and 2002, respectively. Refined fuels net sales increased by $783.2 million, of which $418.0 million was related to a net average price change and $365.2 million was related to a net volume change. The sales price of refined fuels increased $0.18 per gallon and volume increased 17% compared to the year ended August 31, 2002. Refined fuels commodity prices increased due to global uncertainty in the energy markets brought on by the ensuing war and the Venezuela disruption. Propane net sales increased by $137.0 million, of which $75.9 million was related to a net volume change and $61.1 million was related to a net average price change. The average sales price of propane increased by $0.09 per gallon and volume increased by 19% compared to the year ended August 31, 2002. Domestic propane inventories were at extremely low levels coming out of the heating season, which supported a higher selling price. Refined fuels and propane volume increases were primarily a result of acquisitions, with the largest acquisition taking place in November 2001, when the Company purchased for $32.6 million, the wholesale energy business of Farmland Industries, Inc. (Farmland), as well as all interest in Country Energy, LLC a joint venture formerly with Farmland.

      Country operations non-grain net sales of $745.8 million increased by $133.3 million (22%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. The net average price and net volume increased on the majority of farm supply products, which consists of seed; plant food; energy products; animal health ingredients, supplements and products; animal health products; and crop nutrient and crop protection products, compared to the prior year. In addition, net sales increased $46.4 million compared to the prior year due to the acquisition of a sunflower processing plant.

      Processed Grains and Foods segment net sales of $491.2 million decreased $4.3 million (1%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Intersegment sales of $0.7 million and $0.6 million for the years ended August 31, 2003 and 2002, respectively, have been eliminated. Oilseed processing and refining net sales increased $81.4 million primarily due to an average selling price increase of $0.07 per bushel in refined oilseed. In addition, Mexican Foods sales increased $4.1 million compared to the prior year. These sales increases were partially offset by an $89.6 million decrease in sales due to the formation of Horizon Milling, a wheat flour milling and processing joint venture that was formed in January 2002. After that date, the Company accounted for operating results of Horizon Milling under the equity method of accounting.

      Patronage Dividends. Patronage dividends received of $3.3 million decreased $0.6 million (16%) during the year ended August 31, 2003 compared to the year ended August 31, 2002, due to reduced patronage dividends from cooperatives.

      Other Revenues. Other revenues of $124.5 million increased $15.1 million (14%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. The most significant increases were within the Energy, Grain Marketing and Corporate and Other segments compared to the prior year.

      Cost of Goods Sold. Cost of goods sold of $9.1 billion increased $2.1 billion (31%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased 30% compared to the year ended August 31, 2002 primarily due to a $0.92 (30%) average cost per bushel increase while volumes remained essentially unchanged from the prior year. This increase in cost of goods sold was primarily the result of higher commodity prices and increased international exports. The Energy segment cost of goods sold increased by $986.6 million (40%) during the year ended August 31, 2003 compared to the prior year, primarily due to refined fuels average cost increase of $778.1 million (46%), which consists of increased average cost of $0.18 per gallon and volume increases of 17% compared to the year ended August 31, 2002. In addition, the average cost of propane increased by $138.1 million (43%), of which the average cost increased by $0.10 per gallon and volumes increased by 19% compared to the prior year. Energy cost increases were primarily related to the global effects of higher input costs and increased volumes primarily as a result of acquisitions. Country operations non-grain cost of goods sold increased by 12% during the year ended August 31, 2003 compared to the prior year primarily due to a sunflower processing plant acquisition and increased average cost per unit on most farm supply products. Processed Grains and Foods segment cost of goods sold increased by $9.3 million (2%) compared to the year ended August 31, 2002. Oilseed processing and refining cost of goods sold increased $94.6 million, primarily due to the increased cost of raw materials related to oilseed refining of $0.07 per bushel. This increase was partially offset by decreased cost of goods sold of $89.7 million related to the formation of Horizon Milling, as previously discussed.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $190.6 million for the year ended August 31, 2003 increased by $3.3 million (2%) compared to the year ended August 31, 2002. The net increase is primarily due to additional expenses within the Country Operations and Services segment primarily due to a sunflower plant acquisition.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $10.9 million and $3.0 million during the years ended August 31, 2003 and 2002, respectively, from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $48.7 million for the year ended August 31, 2003 increased by $6.2 million (15%) compared to the year ended August 31, 2002. The average level of short-term borrowings increased $88.1 million primarily due to financing working capital needs, which was partially offset by an average short-term interest rate decrease of 0.4% during the year ended August 31, 2003 compared to August 31, 2002. Long-term debt borrowings increased due to an additional $175.0 million of private placement debt that was issued in October 2002.

      Equity Income from Investments. Equity income from investments of $47.3 million for the year ended August 31, 2003 decreased by $10.8 million (19%) compared to the year ended August 31, 2002. The Company records equity income or loss from the investments it owns 50% or less of for its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. The decrease in equity income from investments was primarily attributable to decreased earnings in Ventura Foods, which was partially offset by increased earnings in Agriliance compared to the prior year. During the fiscal year ended August 31, 2003, the Company recorded an additional 13.1% of income from the CPP business of Agriliance, as previously discussed.

      Minority Interests. Minority interests of $22.0 million for the year ended August 31, 2003 increased by $6.6 million (43%) compared to the year ended August 31, 2002. The net change in minority interests during the year ended August 31, 2003 compared to the prior year was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA) an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $12.7 million for the year ended August 31, 2003 compares to $18.7 million for the year ended August 31, 2002, resulting in effective tax rates of 9.3% and 12.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2003 and 2002. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the years ended August 31, 2002 and 2001

      Net Income. Consolidated net income for the year ended August 31, 2002 was $126.1 million compared to $178.6 million for the year ended August 31, 2001, which represents a $52.5 million (29%) decrease. This decrease in profitability is primarily attributable to a tax benefit of $34.2 million in the prior year and decreased earnings in the Company’s Energy segment compared to the year ended August 31, 2001.

      Net Sales. Consolidated net sales of $7.2 billion for the year ended August 31, 2002 decreased $307.8 million (4%) compared to the year ended August 31, 2001.

      Company-wide grain and oilseed net sales of $3.5 billion increased $29.0 million (1%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Sales for the year ended August 31, 2002 were $3,281.4 million and $862.0 million from Grain Marketing and Country Operations and Services segments, respectively. Sales for the year ended August 31, 2001 were $3,416.2 million and $913.4 million from Grain Marketing and Country Operations and Services segments, respectively. The Company eliminated all intersegment sales from Country Operations and Services to Grain Marketing, of $685.4 million and $900.6 million, for the years ended August 31, 2002 and 2001, respectively. The net change in sales was primarily due to an increase of $0.28 per bushel (10%) in the average sales price of all grain and oilseed marketed by the Company, which was partially offset by a decrease in grain volume of 8% compared to the prior year. The net increase in company-wide grain and oilseed of $29.0 million was primarily related to an average price increase of $335.8 million, which was partially offset by a $306.8 million decrease related to volume.

      Energy net sales of $2.6 billion decreased $119.1 million (4%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Sales for the year ended August 31, 2002 and 2001 were $2,657.7 million and $2,781.2 million, respectively. The Company eliminated all intersegment sales from the Energy segment to Country Operations and Services segment of $67.4 million and $71.8 million for the years ended August 31, 2002 and 2001, respectively. Prior to December 31, 2000 the company consolidated the business activity of Cooperative Refining LLC (CRLLC), a refining joint venture into the Energy segment. The Company held a 58% interest in CRLLC, which was dissolved effective December 31, 2000. Energy sales decreased by $371.6 million primarily due to this dissolution. Refined fuels net sales that were not part of CRLLC increased by $259.5 million due to a net volume increase of $575.6 million, which was partially offset by a $316.1 million decrease due to the price change compared to the previous year. These refined fuels sales volumes increased by 49%, which was partially offset by a decrease of $0.21 in the average selling price compared to August 31, 2001. Propane net sales decreased by $35.0 million; $109.7 million due to the decrease in net price, which was partially offset by a $74.8 million increase due to net volume change. The average sales price of propane decreased by $0.21 per gallon, which was partially offset by volume increases of 28% compared to the year ended August 31, 2001. Refined fuels and propane volume increases were primarily a result of acquisitions, with the most substantial acquisition taking place in November 2001, when the Company purchased for $32.6 million, the wholesale energy business of Farmland Industries, Inc. (Farmland), as well as all interest in Country Energy, LLC a joint venture formerly with Farmland.

      Country operations non-grain sales of $612.5 million decreased by $51.3 million (8%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The decrease is primarily due to a reduction of $46.3 million (24%) in the average retail sales price of energy products compared to the prior year. Non-grain sales consist of seed; plant food; energy products; animal health ingredients, supplements and products; animal health products; and crop nutrient and crop protection products.

      Processed Grains and Foods segment net sales of $495.5 million decreased $166.4 million (25%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. Intersegment sales of $0.6 million and $0.8 million, for the years ended August 31, 2002 and 2001, respectively, have been eliminated. Sales decreased $167.4 million primarily due to the formation of Horizon Milling as previously discussed.

      Patronage Dividends. Patronage dividends received of $3.9 million decreased $2.1 million (35%) during the year ended August 31, 2002 compared to the year ended August 31, 2001, due to reduced patronage dividends from cooperatives.

      Other Revenues. Other revenues of $109.5 million decreased $6.8 million (6%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The most significant changes were within the Energy segment, and Corporate and Other compared to the prior year.

      Cost of Goods Sold. Cost of goods sold of $6.9 billion decreased $240.5 million (3%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased $28.0 million compared to the year ended August 31, 2001 primarily due to a $0.27 (10%) average cost per bushel increase, which was partially offset by an 8% decrease in volume. This increase was partially offset by decreases in cost of goods sold in the Processed Grains and Foods, Country Operations and Services and Energy segments. Processed Grains and Foods segment cost of goods sold decreased by 26% compared to the year ended August 31, 2001, primarily due to the formation of Horizon Milling, as previously described. Country operations non-grain cost of goods sold decreased by 9% during the year ended August 31, 2002 compared to the prior year primarily due to the reduced cost of energy products. The Energy segment cost of goods sold decreased by 2% during the year ended August 31, 2002 compared to the prior year, primarily due to the dissolution of CRLLC, as previously discussed. However, the volumes of refined fuels that were not associated with the dissolution of CRLLC increased by 49%, which was partially offset by an average cost decrease of $0.18 per gallon compared to the year ended August 31, 2001. The average cost of propane decreased by $0.19 per gallon, which was partially offset by a 28% volume increase compared to the prior year. These volume increases were primarily the result of acquisitions.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $187.3 million for the year ended August 31, 2002 increased by $3.2 million (2%) compared to the year ended August 31, 2001. The net increase is primarily due to additional expenses resulting from Energy segment acquisitions, which was partially offset by reduced expenses within the Processed Grains and Foods segment due to the formation of Horizon Milling described earlier.

      Gain on Legal Settlements. During the fiscal year ended August 31, 2002, the Country Operations and Services segment received $3.0 million in cash from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $42.5 million for the year ended August 31, 2002 decreased by $19.0 million (31%) compared to the year ended August 31, 2001. The average level of short-term borrowings decreased $68.3 million (24%) and the average short-term interest rate decreased 3.6% during the year ended August 31, 2002 compared to the prior year. The net decrease in interest expense from short-term borrowings was partially offset by an increase due to an additional $80.0 million of long-term debt from a private placement, of which $25.0 million and $55.0 million were issued in January and March 2001, respectively.

      Equity Income from Investments. Equity income from investments of $58.1 million for the year ended August 31, 2002 increased by $29.6 million (104%) compared to the year ended August 31, 2001. The increase was primarily attributable to decreased losses from Corporate and Other segment technology investments of $15.1 million which was dissolved. In addition, earnings from Agronomy, and Processed Grains and Foods segments investments increased in fiscal year 2002 by $6.1 million and $5.8 million, respectively compared to the prior year.

      Minority Interests. Minority interests of $15.4 million for the year ended August 31, 2002 decreased by $19.7 million (56%) compared to the year ended August 31, 2001. The change in minority interests during the year ended August 31, 2002 compared to the prior year was primarily a result of less profitable operations within the Company’s majority-owned subsidiaries and the dissolution of CRLLC. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA) an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $18.7 million for the year ended August 31, 2002 compares to a tax benefit of $25.6 million for the year ended August 31, 2001, resulting in effective tax rates of a 12.9% expense and a 16.7% benefit, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2002 and 2001. An income tax benefit of $34.2 million for the year ended August 31, 2001 resulted from a change in the tax rate applied to the Company’s cumulative temporary differences between income for financial statement purposes and income used for tax reporting purposes. The Company’s calculation of its patronage distribution using earnings for financial statement purposes rather than tax basis earnings prompted the rate change. The Company recorded income tax expense of $18.7 million for the year ended August 31, 2002, which compares to $8.6 million for the year ended August 31, 2001, exclusive of the $34.2 million benefit related to the change in patronage determination described above. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

Cash Flows from Operations

      Cash flows related to changes in working capital are primarily the function of the underlying prices for grain and crude oil. A large part of the Company’s working capital needs caused by these price changes are financed with short-term notes payable. Since the changes in short-term notes payable are shown in cash flows from financing activities, they do not offset the changes in working capital requirements in cash flows from operations. The changes in working capital requirements resulting in periodic fluctuations in cash flows from operations are not, therefore, indicative of a trend in future operating results or future financial condition.

      Future trends are unknown as commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulation and policies, world events, and general political and economic conditions. These factors that affect prices are described in Exhibit 99.1 Cautionary Statement and may affect working capital requirements and liquidity.

      Operating activities of the Company provided net cash of $216.5 million during the year ended August 31, 2003. Net income of $123.8 million and net non-cash expenses of $98.0 million were partially offset by increased working capital requirements of $5.3 million.

      Operating activities of the Company used net cash of $35.9 million during the year ended August 31, 2002. Net income of $126.1 million and net non-cash expenses of $62.4 million were offset by increased working capital requirements of $224.4 million. This increase in working capital requirements was primarily due to stronger commodity prices.

      Operating activities of the Company provided net cash of $253.9 million during the year ended August 31, 2001. Net income of $178.6 million, net non-cash expenses of $50.5 million and decreased working capital requirements of $24.8 million provided this net cash from operating activities.

Cash Flows from Investing Activities

      For the years ended August 31, 2003, 2002 and 2001, the net cash flows used in the Company’s investing activities totaled $173.3 million, $147.6 million and $70.2 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $175.7 million, $140.2 million and $97.6 million for the years ended August 31, 2003, 2002 and 2001, respectively. These acquisitions of property, plant and equipment included $8.5 million, $6.6 million and $5.3 million acquired as part of business acquisitions during the respective fiscal years. Capital expenditures during the year ended August 31, 2003 included $46.0 million for the construction of an oilseed processing facility in Fairmont, Minnesota, with total expenditures for the project at $68.9 million through August 31, 2003. The Fairmont facility was essentially complete and operational during the first quarter of fiscal 2004, and total costs for the project are estimated to be approximately $85.0 million. For the year ended August 31, 2004 the Company expects to spend approximately $252.7 million for the acquisition of property, plant and equipment. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $8.7 million has been spent at the Laurel refinery and $36.5 million has been spent by NCRA at the McPherson refinery as of August 31, 2003. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      In October 2003, the Company and NCRA reached agreement with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, respectively, regarding the terms of settlements with respect to reducing air emissions at the Company’s Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas, respectively. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that the Company and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require the Company and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. The Company and NCRA anticipate that their aggregate capital expenditures related to these settlements will total approximately $25.0 million to $30.0 million over the next eight years. Approximately 50 percent of the expenditures will be made over the first three years. The Company does not believe that the settlements will have a material adverse affect on the Company.

      Investments made during the years ended August 31, 2003, 2002 and 2001 totaled $43.5 million, $6.2 million and $14.2 million, respectively. Investments during the year ended August 31, 2003 included the purchase of an additional economic interest in the wholesale crop protection business of Agriliance, as previously explained.

      Acquisitions of intangibles were $0.8 million, $29.5 million and $7.3 million for the years ended August 31, 2003, 2002 and 2001, respectively. During the year ended August 31, 2002, $26.4 million of the acquisitions of intangibles were related to the purchase of Farmland’s interest in its wholesale energy business, as previously discussed, and represented trademarks, tradenames and non-compete agreements. During the year ended August 31, 2001, the intangibles resulted primarily from the purchase of a Mexican foods business.

      Net working capital acquired in business acquisitions was $13.0 million, $5.8 million and $1.1 million, respectively, during the years ended August 31, 2003, 2002 and 2001.

      During the years ended August 31, 2003 and 2002 the changes in notes receivable resulted in decreases in cash flows of $6.6 million and $22.0 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the year ended August 31, 2001 the changes in notes receivable resulted in an increase in cash flows of $0.5 million.

      Distributions to minority owners for the years ended August 31, 2003, 2002 and 2001 were $4.4 million, $7.4 million and $19.3 million, respectively, and were primarily related to NCRA. For the year ended August 31, 2001 NCRA’s distributions also included the distributions made by CRLLC. Cash distributions NCRA has made to its members has decreased in 2003 and 2002, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $26.9 million, $20.2 million and $35.3 million for the years ended August 31, 2003, 2002 and 2001, respectively. During the year ended August 31, 2003, the proceeds were primarily from disposals of propane plants and non-strategic locations in the Energy segment, sales of equipment and non-strategic agri-operations locations in the Country Operations and Services segment, and sales of wheat milling equipment. During the year ended August 31, 2002, the proceeds were primarily from the disposal of propane plants in the Energy segment and of non-strategic agri-operations locations in the Country Operations and Services segment. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $44.4 million, $44.0 million and $31.8 million for the years ended August 31, 2003, 2002 and 2001, respectively.

Cash Flows from Financing Activities

      The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2003, the Company entered into a new 364-day credit facility of $600.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On August 31, 2003 and 2002, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $251.1 million and $332.5 million, respectively. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of broker commissions of $3.2 million) was also used to pay down the 364-day credit facility.

      In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. The Company had a previous outstanding balance on this facility of $75.0 million on August 31, 2002, of which repayments of $75.0 million were made during the year ended August 31, 2003.

      In May 2003, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. There was no outstanding balance on this new credit facility on August 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $137.8 million and $144.3 million on August 31, 2003 and 2002, respectively. Repayments of $6.6 million were made on this facility during each of the three years ended August 31, 2003, 2002 and 2001.

      Also in June 1998, the Company completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million. Repayments will be made in equal annual installments of $37.5 million each in the years 2008 through 2013.

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

      The Company, through NCRA, had revolving term loans outstanding of $15.0 million and $18.0 million for the years ended August 31, 2003 and 2002, respectively. Repayments of $3.0 million were made during each of the three years ended August 31, 2003, 2002 and 2001.

      On August 31, 2003, the Company had total long-term debt outstanding of $663.2 million, of which $168.0 million was bank financing, $480.0 million was private placement proceeds and $15.2 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2002, the Company had long-term debt outstanding of $572.1 million. The Company is in compliance with all debt covenants and restrictions as of August 31, 2003. The aggregate amount of long-term debt payable as of August 31, 2003 was as follows (dollars in thousands):

2004	$14,951
2005	34,716
2006	35,176
2007	59,671
2008	98,190
Thereafter	420,469

$663,173

      During the years ended August 31, 2003, 2002 and 2001, the Company borrowed on a long-term basis $175.0 million, $30.0 million and $116.9 million, respectively, and during the same periods repaid long-term debt of $89.5 million, $18.0 million and $67.4 million, respectively.

      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2002 were primarily distributed during the second quarter of the year ended August 31, 2003. The cash portion of this distribution, deemed by the Board of Directors to be 30% was $26.5 million. During the years ended August 31, 2002 and 2001, the Company distributed cash patronage of $40.1 million and $26.1 million, respectively.

      Cash patronage for the year ended August 31, 2003, deemed by the Board of Directors to be 30% and to be distributed in fiscal year 2004, is expected to be approximately $27.0 million and is classified as a current liability on the August 31, 2003 consolidated balance sheet.

      The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. Such redemptions are at the discretion of the Board of Directors. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years may be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. For the years ended August 31, 2003, 2002 and 2001, the Company redeemed patronage related equities in accordance with authorization from the Board of Directors in the amounts of $31.1 million, $31.1 million and $18.7 million, respectively. Total cash redemptions related to the year ended August 31, 2003, to be distributed in fiscal year 2004, are expected to be approximately $10.8 million and are classified as a current liability on the August 31, 2003 consolidated balance sheet. An additional $13 million of capital equity certificates are expected to be redeemed in fiscal year 2004 in exchange for shares of the Company’s 8% Cumulative Redeemable Preferred Stock.

      During the year ended May 31, 1997, the Company offered securities in the form of Equity Participation Units (EPUs) in its Wheat Milling and Oilseed Processing and Refining Defined Business Units. These EPUs gave the holder the right and obligation to deliver to the Company a stated number of bushels in return for a prorata share of the undiluted grain based patronage earnings of these respective Defined Business Units. The offering resulted in the issuance of such equity with a stated value of $13,870,000 and generated additional capital and cash of $10,837,000, after issuance cost and conversion privileges. Conversion privileges allowed a member to elect to use outstanding patrons’ equities for the payment of up to one-sixth the purchase price of the EPUs. During 2001, the Company’s Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 Equity Participation Unit (EPU) for each EPU held, due to increased crush volume.

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

      In 2001 and 2002 the Company issued approximately $9.5 million (9,454,874 shares) of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for proceeds of $86.3 million (3,450,000 shares), and are listed on the NASDAQ National Market. The Board of Directors intent is to pay quarterly dividends. Expenses related to the issuance of the New Preferred were $3.8 million.

      On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share. As of August 31, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

Off Balance Sheet Financing Arrangements

Lease Commitments:

      The Company has commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2003, 2002 and 2001 was $31.7 million, $30.7 million and $35.5 million, respectively.

      Minimum future lease payments, required under noncancellable operating leases as of August 31, 2003, were as follows:

Total

(dollars in millions)
2004	$33.4
2005	24.4
2006	19.2
2007	12.6
2008	7.2
Thereafter	10.6

Total minimum future lease payments	$107.4

Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $52.3 million was outstanding on August 31, 2003. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2003.

Debt:

      There is no material off balance sheet debt.

Critical Accounting Policies

      The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. The Company believes that of its significant accounting policies, the following may involve a higher degree of estimates, judgments, and complexity.

Allowances for Doubtful Accounts

      The allowances for doubtful accounts are maintained at a level considered appropriate by management based on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic and market conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the Company’s customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

Inventory Valuation and Reserves

      Grain, processed grains, oilseed and processed oilseeds are stated at net realizable values, which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories or the adequacy of reserves are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

      The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. The Company does not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company’s assessment of its exposure from expected price fluctuations. The Company also manages its risks by entering into fixed price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts; however, the Company does not anticipate nonperformance by counterparties. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product.

Pension and Other Postretirement Benefits

      Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement obligations and future expenses.

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

Long-Lived Assets

      Depreciation and amortization of the Company’s property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

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

Environmental Liabilities

      Liabilities, including legal costs, related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. It is often difficult to estimate the cost of environmental compliance, remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. All liabilities are monitored and adjusted as new facts or changes in law or technology occur and management believes adequate provisions have been made for environmental liabilities. Changes in facts or circumstances may have an adverse impact on the Company’s financial results.

Effect of Inflation and Foreign Currency Transactions

      The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

Recent Accounting Pronouncements

      During 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” issued by the Financial Accounting Standards Board (FASB) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by primary beneficiary. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard do not have a material effect on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

      The Company utilizes futures and options contracts offered through regulated commodity exchanges to reduce price risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sales contracts. In order to reduce that risk, the Company generally takes opposite and offsetting positions using futures contracts or options.

      Certain commodities cannot be hedged with futures or options contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts, to the extent practical, in order to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first with forward contracts, with futures and options used to hedge within position limits the remaining portion. These futures and options contracts and forward purchase and sales cash contracts used to hedge against commodity price changes are effective economic hedges of price risk, but they are not designated as, or accounted for as, hedging instruments for accounting purposes.

      Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed price contracts are recognized in cost of goods sold for financial reporting on a monthly basis using market based prices. Inventories and fixed price contracts are marked to fair value using market based prices so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed priced contracts during the same accounting period.

      Unrealized gains and losses on futures contracts and options used as economic hedges of energy inventories and fixed price contracts are recognized in cost of goods sold for financial reporting on a monthly basis using market based prices. The inventories hedged with these derivatives are valued at the lower of cost or fair value, and the fixed price contracts are marked to fair value using market based prices. Certain fixed price contracts related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

      A 10% adverse change in market prices would not materially affect the Company’s results of operations, financial position or liquidity, since the Company’s operations have effective economic hedging requirements as a general business practice.

Interest Rate Risk

      The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2003, was approximately 6.5%; a 10% adverse change in market rates would not materially affect the Company’s results of operations, financial position or liquidity.

      In August 2002, the Company entered into interest rate treasury lock instruments to secure the interest rate related to a portion of its private placement debt issued on October 18, 2002. These instruments were designated and effective as cash flow hedges for accounting purposes, and accordingly, the loss on settlement was recorded as a component of other comprehensive income. Interest expense for the year ended August 31, 2003, includes $0.7 million related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk

      The Company conducts essentially all of its business in U.S. dollars except for grain marketing operations in Brazil and some purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2003. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Item 8.     Financial Statements and Supplementary Data

      The financial statements listed in 15(a)(1) are set forth beginning on page F-1. Supplementary financial information required by Item 302 of Regulation S-K for the years ended August 31, 2003 and 2002 is presented below. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	2003

	November 30, 2002	February 28	May 31	August 31

	(Unaudited)
	(dollars in thousands)
Net sales	$2,400,596	$2,328,154	$2,220,455	$2,321,529
Total revenues	2,435,851	2,356,737	2,251,928	2,354,017
Gross profit	99,089	61,301	98,588	80,604
Net income (loss)	40,356	(4,100)	52,173	35,412

	2002

	November 30, 2001	February 28	May 31	August 31

	(Unaudited)
	(dollars in thousands)
Net sales	$1,729,453	$1,704,249	$1,763,266	$1,959,486
Total revenues	1,762,250	1,729,085	1,792,696	1,985,767
Gross profit	100,385	62,245	90,983	75,259
Net income	41,355	2,371	46,641	35,771

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of

1934 (the “Exchange Act”)) as of August 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date except as noted below with respect to the identification and elimination of certain sales and transfers within our Grain Marketing business segment, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

      During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Following the end of our fourth fiscal quarter, we determined that certain sales and transfers within our Grain Marketing business segment had not been properly identified and eliminated in our consolidated financial statements for certain periods prior to that fiscal quarter. In response, we changed our internal control over financial reporting to include additional processes that are intended to ensure the proper identification and reporting of intra-company transactions and enable us to eliminate those transactions in the preparation of our consolidated financial statements.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

      The table below lists the directors of the Company as of August 31, 2003.

		Director
Name and Address	Age	District	Since

Bruce Anderson	51	3	1995
13500 — 42nd St NE
Glenburn, ND 58740-9564

Robert Bass	49	5	1994
E 6391 Bass Road
Reedsburg, WI 53959

David Bielenberg	54	6	2002
16425 Herigstad Road NE
Silverton, Oregon 97381

Dennis Carlson	42	3	2001
3255 — 50th Street
Mandan, ND 58554

Curt Eischens	51	1	1990
2153 — 330th St North
Minnesota, MN 56264-1880

Robert Elliott	53	8	1996
324 Hillcrest
Alliance, NE 69301

Robert Grabarski	54	5	1999
1770 Highway 21
Arkdale, WI 54613

Jerry Hasnedl	57	1	1995
12276 — 150th Avenue SE
St. Hilaire, MN 56754 -9776

Glen Keppy	56	7	1999
21316 — 155th Avenue
Davenport, IA 52804

James Kile	55	6	1992
508 W. Bell Lane
St. John, WA 99171

Randy Knecht	53	4	2001
40193 — 112th Street
Houghton, SD 57449

Leonard Larsen	67	3	1993
5128 — 11th Ave. N.
Granville, ND 58741-9595

Richard Owen	49	2	1999
PO Box 129
Geraldine, MT 59446

Duane Stenzel	57	1	1993
62904 — 295th Street
Wells, MN 56097

		Director
Name and Address	Age	District	Since

Michael Toelle	41	1	1992
RR 1, Box 190
Browns Valley, MN 56219

Merlin Van Walleghen	67	4	1993
24106 — 408th Avenue
Letcher, SD 57359-6021

Elroy Webster	70	1	1982
47947 — 370th Street
Nicollet, MN 56074

      Bruce Anderson (1995): Served four years in the North Dakota House of Representatives. Held positions with North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Vice chairman of the North Dakota Agricultural Products Utilization Commission. Raises 1,000 acres of small grains near Glenburn, N.D.

      Robert Bass (1994): Chairman of board audit committee. Also director of Wisconsin Federation of Cooperatives, as well as Co-op Country Partners, Baraboo, Wis., for 15 years, seven as president. Graduate of the Madison Area Technical College Farm Training Program and holds a B.S. degree in agricultural and extension education from the University of Wisconsin — Madison. Operates a 500-acre dairy and feed grain farm near Reedsburg, Wis.

      David Bielenberg (2002): Director of Wilco Farmers Cooperative of Mt. Angel, Ore., beginning in 1989, including five years as chairman. Chair of the East Valley Water District. Holds a B.S. degree in Agricultural Engineering from Oregon State University and is a graduate of the Texas A&M University executive program for agricultural producers. Operates a diversified vegetable, fruit and horticultural farm near Silverton, Ore.

      Dennis Carlson (2001): Chairman, Farmers Union Oil Co. of Bismarck/ Mandan, N.D., serving since 1989. Operates a diversified wheat, sunflower and cow-calf operation near Mandan.

      Curt Eischens (1990): Has served as director of Farmers Co-op Association, Canby, Minn. for nine years, eight as board chairman. Chair of the Minnesota Association of Cooperatives. Operates a corn and soybean farm near Canby. Graduate of the Canby Area Technical College Farm Management Program.

      Robert Elliott (1996): Served on the boards of Western Cooperative Alliance and New Alliance Bean and Grain Company. Past president of Nebraska Wheat Growers Association and president of Hemingford Scholarship Foundation. Raises 5,000 acres of wheat, corn, dry beans, sugar beets and millet. Holds B.S. and M.S. degrees in agriculture from California Polytechnic University.

      Robert Grabarski (1999): Chairman of Wisconsin River Cooperative, Adams and Mauston, Wis., and first vice chairman of Alto Cooperative Creamery, Waupun, Wis. Graduate of the University of Wisconsin agriculture industry shortcourse. Operates a 1,500-acre dairy and crop farm, milking 90 registered Holsteins, near Arkdale, Wis.

      Jerry Hasnedl (1995): Serves on boards for the Minnesota Association of Cooperatives and Minnesota Barley Growers. Chair of the former Wheat Milling Defined Member Board and former director for Northwest Grain. Member of the CHS Foundation Finance and Investment Committee. Raises wheat, barley, corn, soybeans, canola, sunflowers and alfalfa near St. Hilaire, Minn.

      Glen Keppy (1999): Serves on advisory committee for Clean Water Foundation and executive committee of the U.S. Meat Export Federation. Has been director of the Iowa Pork Producers Association, National Pork Producers Association and Federal Reserve Bank Ag Committee. Graduate of University of Wisconsin — Platteville with a degree in technical agriculture. Operates a farrow-to-finish hog farm and raises 1,000 acres of corn, soybeans, oats and alfalfa near Davenport, Iowa.

      James Kile (1992): Served 18 years, including 10 as chairman, on the board of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and Idaho Cooperative Council. Holds a degree in agricultural economics from Washington State University and worked in banking before returning to St. John to operate a dryland wheat and barley farm.

      Randy Knecht (2001): Served on board of Four Seasons Cooperative, Britton, S.D., for seven years, chairman of Northern Electric Cooperative board and director for Dakota Value Capture Cooperative, Pierre, S.D. Holds a B.S. degree in agriculture from South Dakota State University. Maintains a 450-head cow-calf operation and raises 4,000 acres of corn, soybeans, wheat and alfalfa near Houghton, S.D.

      Leonard Larsen (1993): Member of Farmers Union Oil Companies, Minot and Velva, N.D.; SunPrairie Grain; and Dakota Growers Pasta Co. Former board member of Minot Farmers Union Elevator, including six years as chairman. Member of the North Dakota Farmers Union. Served on Hendrickson Township board and the Granville Economic Development Corporation. Raises grain, sunflower, canola and flax near Granville, N.D.

      Richard Owen (1999): Serves on boards of Montana Council of Cooperatives, Mountain View, LLC, and Cooperative Development Center, and on the CHS Foundation Finance and Investment Committee. Former secretary and president of Equity Co-op Association of Geraldine, Mont., and past secretary of Central Montana Cooperative of Geraldine and Denton. Holds bachelor’s degree in agriculture from Montana State University. Operates a grain farm near Geraldine.

      Duane Stenzel (1993): Member of WFS, St. James, Minn., and Wells (Minn.) Farmers Elevator, where he served as board president and secretary. Previously chair of former CHS Oilseed Processing and Refining Defined Member Board. Raises 710 acres of soybeans, sweet corn and corn near Wells.

      Michael Toelle (elected in 1992; chairman since 2002): Chaired corporate responsibility committee and served on audit committee and on the CHS Foundation Finance and Investment Committee. Served 15 years as director of Country Partners Cooperative, Browns Valley, Minn., including 10 years as chairman. Holds a B.S. degree in industrial technology from Moorhead State University. Operates a grain and hog farm near Browns Valley.

      Merlin Van Walleghen (1993): Previously director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, S.D., including 10 years as president. Served nine years on the South Dakota Association of Cooperatives board, seven as president. Member of Heartland Consumer Power District board, former Butler Township supervisor and past board member of Farmers Home Administration. Operates a corn and soybean operation near Letcher.

      Elroy Webster (1982): Co-chairman of CHS board 1998-99; chairman of Cenex, Inc., board 1988-98. Previously director for Minnesota Association of Cooperatives, Western Co-op Transport Association and Agland Cooperative. Past chair of Agricultural Council of America and Board of Trustees for CHS Foundation.

      Elections are for three-year terms and are open to any eligible candidate. To be eligible, a candidate must meet the following qualifications:

•	At the time of the election, the individual must be less than the age of 68.

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding any full-time employee of the Company or of a Cooperative Association Member.

•	The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of this cooperative.

      The following positions on the Board of Directors will be elected at the 2003 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Elroy Webster (not seeking re-election) Duane Stenzel
Region 3 (North Dakota)	Leonard Larsen
Region 4 (South Dakota)	Merlin Van Walleghen
Region 6 (Alaska, Arizona, California, Idaho, Oregon, Washington, Utah)	James Kile
Region 8 (Nebraska, Kansas, Oklahoma, Texas, Colorado, New Mexico)	Robert Elliott

EXECUTIVE OFFICERS

      The table below lists the executive officers of the Company as of August 31, 2003. Officers are appointed annually by the Board of Directors.

Name	Age	Position

John D. Johnson	55	President and Chief Executive Officer
Patrick Kluempke	55	Executive Vice President — Corporate Planning
Tom Larson	55	Executive Vice President — Public Affairs
Mark Palmquist	46	Executive Vice President/ Chief Operating Officer — Grains and Foods
John Schmitz	53	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	56	Executive Vice President/ Chief Operating Officer — Energy and Crop Inputs

      John D. Johnson, President and Chief Executive Officer, was born in Rhame, North Dakota, and grew up in Spearfish, South Dakota. He earned a degree in business administration and a minor in economics from Black Hills State University. In 1976, he joined Harvest States Cooperatives as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, Director of Sales and Marketing and then General Manager of GTA Feeds. In 1992, he was elected Group Vice President of Farm Marketing and Supply for Harvest States Cooperatives and was selected President and CEO in January 1995. Mr. Johnson became President and General Manager of CHS Inc. upon its creation June 1, 1998 and was named President and Chief Executive Officer on June 1, 2000. Mr. Johnson serves on Ventura Foods, LLC, CF Industries, Inc. and National Cooperative Refinery Association boards of directors.

      Patrick Kluempke, Executive Vice President of Corporate Planning, was raised on a family dairy farm in central Minnesota, and received a Bachelor of Science degree in Finance and Accounting from St. Cloud University and the University of Minnesota. Mr. Kluempke served in the United States Army in South Vietnam and South Korea, as Aide to General J. Guthrie. He began his agribusiness career in grain procurement and merchandising at General Mills and later with Louis Dreyfus Corporation in export marketing. Mr. Kluempke joined the predecessor to CHS when G.T.A. was being merged with North Pacific Grain Growers, in 1983, to form Harvest States Cooperatives and has held various positions in the commodity marketing division and at the corporate level. He was named to the position of Senior Vice President of Corporate Planning and Business Development in 1993 and held that position until 2000 when he was named to his current position. Mr. Kluempke serves on the board of Ventura Foods, LLC.

      Tom Larson is Executive Vice President, Public Affairs at CHS. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor’s degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex, Inc. and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to Agronomy in 1987 and became director of Agronomy Services for Cenex/ Land O’Lakes Agronomy Company in 1988. He was later named Vice President of Agronomy Services until 1996 when he became Vice President of Cenex Supply and Marketing which included overseeing the operation of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named to his current position in January 1999. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree.

      Mark Palmquist is the Executive Vice President and Chief Operating Officer of Grains and Foods. He is responsible for all related areas of grains including country operations, terminal operations, exports, logistics, transportation and grain marketing joint ventures. He is also responsible for the operations of wheat milling, oilseed processing and refining, and food manufacturing and packaging. Mr. Palmquist has worked for CHS for 22 years. Starting as a grain buyer and moving into merchandising, he has traded many different commodities including corn, soybeans and spring wheat. In 1990, he assumed the role of Vice President and director of Grain Marketing and then in 1993, was promoted to Senior Vice President, which he held until 2000 when he was named to his current position. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, Minnesota, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota. Mr. Palmquist serves on Ventura Foods, LLC board of directors.

      John Schmitz is the Executive Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in Country Services, Farm Marketing & Supply and Grain Marketing. In 1986, he was named Vice President and Controller of Harvest States Cooperatives, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of CHS. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA’s and the National Society of Accountants for Cooperatives. Mr. Schmitz serves on National Cooperative Refinery Association, Ventura Foods, LLC, Fin-Ag, Inc. and United Harvest, LLC boards of directors.

      Leon E. Westbrock is the Executive Vice President and Chief Operating Officer of Energy and Crop Inputs for the Company. He joined the cooperative system in 1976 and managed three local cooperatives before joining the regional system. At the regional level, Mr. Westbrock served in the Merchandising Department at Cenex, Inc. and then later as Manager of the Lubricants Department and as Director of Retailing. Since January 1, 1987, he served as Vice President and Executive Vice President in the Energy Division of the Company. On March 1, 2000 Mr. Westbrock was appointed to his current position. He serves as chairman for both National Cooperative Refinery Association and Universal Cooperatives, Inc. boards of directors and also serves as a member of the Agriliance, LLC board of directors. Mr. Westbrock received a Bachelor’s Degree from St. Cloud State University and served a tour in the U.S. Army.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to the Company during, and reports on Form 5 and amendments thereto furnished to the Company with respect to, the fiscal year ended August 31, 2003, and based further upon written representations received by the Company with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act. Mr. Stenzel was late in filing a report on Form 4 relating to one transaction in July 2003. Dennis Wendland, Anwer Hussain, John McEnroe and Tim Cauley, all

officers of the Company, were late in filing reports on Form 3, and Mr. Hussain also reported one transaction that was not reported on a timely basis.

Code of Ethics

      The Company has adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K of the Securities and Exchange Commission. This code of ethics applies to all officers and employees of the Company. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

CHS Inc.

Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

      The Company’s Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The Audit Committee is comprised solely of directors Mr. Bass, Mr. Bielenberg, Mr. Carlson and Mr. Webster, each of whom is an independent director. The Audit Committee has oversight responsibility to the Company’s owners relating to the Company’s financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of the Company’s financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within the Company. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors.

      The Company does not believe that any member of the Audit Committee of the Board of Directors is an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, the 17-member Board of Directors is nominated and elected by the Company’s members. To ensure geographic representation of the Company’s members, the Board of Directors represent eight (8) regions in which the Company’s members are located. The members in each region nominate and elect the number of directors for that region as set forth in the Company’s bylaws. To be eligible for service as a director, a nominee must (i) be a member of the Company and (ii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the eligibility requirements and the election process, the Company cannot ensure that an elected director will be an audit committee “financial expert”.

      However, many of the Company’s directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairmen of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

Item 11.     Executive Compensation

      Summary Compensation. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the executive officers of the Company whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2003, exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

						Long-Term-
	Annual Compensation					Compensation

				Other Annual	All Other	LTIP
Name and Principal Position	Year Ended	Salary(1)	Bonus(1)	Compensation(2)	Compensation(3)	Payouts(1)

John. D. Johnson	8/31/03	$850,000	$710,940	$25,800	$7,931	$820,802
President and Chief Executive	8/31/02	820,000	811,750	30,376	10,216
Officer	8/31/01	787,500	747,338	8,600	9,606
Patrick Kluempke	8/31/03	230,880	145,842	15,120	7,549	166,949
Executive Vice President —	8/31/02	223,000	166,875	15,120	10,873
Corporate Planning	8/31/01	200,000	162,675	3,780	6,010
Tom Larson	8/31/03	240,000	156,966	15,120	6,104	174,763
Executive Vice President —	8/31/02	229,100	172,200	18,878	10,214
Public Affairs	8/31/01	200,000	167,850	16,130	8,189
Mark Palmquist	8/31/03	482,400	145,323	15,120	6,938	348,215
Executive Vice President and	8/31/02	453,400	342,000	15,120	11,081
Chief Operating Officer —	8/31/01	375,000	232,680	14,111	5,863
Grains and Foods
John Schmitz	8/31/03	410,700	268,146	15,120	7,932	285,155
Executive Vice President and	8/31/02	317,300	244,500	21,856	12,255
Chief Financial Officer	8/31/01	275,000	232,500	2,520	7,080
Leon E. Westbrock	8/31/03	482,400	344,148	15,120	6,725	348,215
Executive Vice President and	8/31/02	453,400	342,000	15,120	12,057
Chief Operating Officer—	8/31/01	375,000	332,400	7,320	5,116
Energy and Crop Inputs

(1)	Amounts shown include amounts deferred at the employee’s election under the Company’s Deferred Compensation Program and amounts waived in exchange for options under the Company’s Share Option Plan.

(2)	Amounts shown include personal use of a Company vehicle and/or vehicle allowance.

(3)	Other compensation includes the Company’s matching contributions under the Company’s 401(k) Plan and the portion of group term life insurance premiums paid by the Company.

      On November 6, 2003, the Company entered into an employment agreement with John D. Johnson, the President and CEO. The employment agreement provides for a rolling three-year period of employment effective September 1, 2003 at an initial base salary of at least $850,000, subject to annual review. Either party, subject to the rights and obligations set forth in the employment agreement, may terminate Mr. Johnson’s employment at any time. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson’s employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination, and in the event of the consolidation of the Company’s business with the business of any other entity, if Mr. Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.

Report on Executive Compensation

      The Corporate Responsibility Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of CHS Inc. chief executive officer and oversees the administration of the executive compensation programs.

Executive Compensation Policies and Programs

      CHS Inc. executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member owner returns by achieving aggressive goals. The compensation program links executive compensation directly to the Company’s performance. A significant portion of each executive’s compensation is dependent upon value-added operations and meeting financial goals and other individual performance objectives.

      Each year, the Committee reviews the executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the programs. The Committee determines what, if any, changes are appropriate to executive compensation programs of CHS Inc. The Committee recommends to the total Board of Directors, salary actions relative to the chief executive officer and determines the amount of annual variable pay and the amount of long-term awards.

      The Company intends to the extent possible, to preserve the deductibility under the Internal Revenue Code of compensation paid to its executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. Accordingly, compensation paid under CHS Inc. share option plan and incentive compensation plan is generally deductible.

Components of Compensation

      There are three basic components to the CHS Inc. executive compensation plan: base pay; annual variable pay; and long-term variable pay (grants in the share option plan). Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, the Company analyzes information from several independent compensation surveys, which include information regarding a comparable all-industrial market and other companies that compete for executive talent.

      Base Pay: Base pay is designed to be competitive at the 50th percentile of other large companies for equivalent positions. The executive’s actual salary relative to this competitive benchmark varies based on individual performance and the individual’s skills, experience and background.

      Annual Variable Pay: Award levels, like the base pay levels, are set with reference to competitive conditions and are intended to motivate the executives by providing substantial incentive payments for the achievement of aggressive goals. The actual amounts paid for 2003 were determined based on two factors: first, profitability and financial performance of the Company and the executive’s business unit; and second, the individual executive’s performance against other specific management objectives such as revenue volume growth, value added performance, talent development. Financial objectives are given greater weight than individual performance objectives in determining individual awards. The types and relative importance of specific financial and other business objectives varied among executives depending upon their positions and the particular business unit for which they were responsible.

      Long-Term Variable Pay: The main purpose of the long-term variable pay program is to encourage the CHS Inc. executives to increase the value of doing business with the Company by increasing and improving value added business opportunities and therefore the value of member owners doing business with CHS Inc. The long-term variable pay component of the compensation program (through extended vesting) is also designed to create an incentive for the individual to remain with the Company.

      The long-term variable pay program consists of grants of shares in the restricted investment corporations sponsored by CHS Inc. These options vest over a multi-year period. The Company periodically grants new awards to provide continuing incentives for future performance. Like the annual variable pay, award levels are set with regard to competitive considerations and each individual’s actual award is based on financial performance of the Company, collectively.

Compensation of the Chief Executive Officer

      In determining the compensation of the chief executive officer, the Committee considers three factors: the absolute and relative performance of the business particularly as it relates to variable pay; the market for such positions; and CHS Inc. compensation strategy in determining the mix of base, annual, and long-term variable pay.

      In general, the Company’s strategy is to distribute pay for the chief executive officer among the three basic components so that it effectively reflects the competitive market with major consideration for achievement of individual performance objectives.

      Mr. Johnson’s actual base salary for fiscal year 2003 was $850,000. Based on CHS Inc. financial performance in terms of profitability and other individual goals related to achieving communications objectives, business partner accountability and other strategic objectives, Mr. Johnson received an annual variable pay award of $710,940 and a long-term variable pay award of $820,802 for fiscal year 2003. These incentive payments were consistent with his achievement of performance standards set by the Board of Directors.

      The following summarizes certain benefits in effect as of August 31, 2003 to the Named Executive Officers.

Management Compensation Incentive Program

      Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the “Incentive Program”) for the year ending August 31, 2003. The Incentive Program is based on Company, group or division performance and individual performance. These amounts will be paid after August 31, 2003. The target incentive is 50% of base compensation except for the President and Chief Executive Officer, where target incentive is 67% of base compensation.

Long-Term Incentive Plan

      Each Named Executive Officer is eligible to participate in the Long-Term Incentive Plan. The plan consists of a three-year performance period. Award opportunities are expressed as a percentage of a participating employee’s position average mid-point. Company performance must meet a minimum level of pre-tax earnings per unit of sales volume and net income levels before any grants are made from this plan. The Board of Directors has discretion to increase or decrease an award up to 20%. Awards from the plan are grants to the Company’s Share Option Plan at the end of each plan period.

Long-Term Incentive Plans — Awards in Last Fiscal Year

	Award	Maturation of	Threshold	Target	Maximum
Name and Principal Position	2001-2003	Award	each year	each year	each year

John D. Johnson	$820,802	2001-2003	$81,417	$545,492	$814,167
President and Chief Executive Officer
Patrick Kluempke	166,949	2001-2003	16,560	110,952	165,600
Executive Vice President — Corporate Planning
Tom Larson	174,763	2001-2003	17,335	116,145	173,350
Executive Vice President — Public Affairs
Mark Palmquist	348,215	2001-2003	34,540	231,418	345,400
Executive Vice President and Chief Operating Officer — Grain and Foods
John Schmitz	285,155	2001-2003	28,285	189,510	282,850
Executive Vice President and Chief Financial Officer
Leon E. Westbrock	348,215	2001-2003	34,540	231,418	345,400
Executive Vice President and Chief Operating Officer — Energy and Crop Inputs

Retirement Plan

      Each of the Named Executive Officers is entitled to receive benefits under the Company’s Cash Balance Retirement Plan (the “Retirement Plan”). An employee’s benefit under the Retirement Plan depends on credits to the employee’s account, which are based on the employee’s total salary each year the employee works for the Company, the length of service with the Company and the rate of interest credited to the employee’s account balance each year. Credits are made to the employee’s account from Pay Credits, Special Career Credits and Investment Credits.

      The amount of Pay Credits added to an employee’s account each year is a percentage of the employee’s gross salary, including overtime pay, commissions, severance pay, bonuses, any compensation reduction pursuant to the 401(k) Plan and any pretax contribution to any of the Company’s welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The Pay Credits percentage received is determined on a yearly basis, based on the years of Benefit Service completed as of January 1 of each year. An employee receives one year of Benefit Service for every calendar year of employment in which the employee completed at least 1,000 hours of service.

      Effective January 1, 2003, Pay Credits are earned according to the following schedule:

	Pay Below Social Security	Pay Above Social Security
Years of Benefit Service	Taxable Wage Base	Taxable Wage Base

1 to 3 years	3%	6%
4 to 7 years	4%	8%
8 to 11 years	5%	10%
12 to 15 years	6%	12%
16 years and more	7%	14%

      The Company credits an employee’s account at the end of the year with an Investment Credit based on the balance at the beginning of the year. The Investment Credit is based on the average return for one-year U.S. Treasury Bills for the preceding 12-month period. The maximum Investment Credit will not exceed 12% for any year.

      As of December 31, 2002, the dollar value of the account and years of service for each of the Named Executive Officers was:

	Dollar Value	Years of Service

John D. Johnson	$990,480	27
Patrick Kluempke	484,691	20
Tom Larson	441,526	26
Mark Palmquist	540,524	23
John Schmitz	466,773	28
Leon E. Westbrock	1,051,770	22

Share Option Plan

      In October 1997, the Company adopted a Share Option Plan. Participants in the plan, which include all Named Executive Officers, are select management of the Company who have been designated as eligible by the President of the Company to participate in such plan. The Share Option Plan allows participants to waive bonuses and up to 30 percent of salary in exchange for options to purchase, at a discount, shares of selected mutual funds. The Company has filed a Form S-8, dated December 12, 1997 on this program. This plan allows officers to buy investments at a specific price. Some options have vesting schedules.

      The following is a share option grants table showing each Named Executive Officer option activity for the fiscal year ended August 31, 2003. The dollars in the “Realizable Value” columns of the table are computed as of the expiration date. All grants are salary exchanges, and not additional income to the employee.

	Number of	% of Total	$ Exercise	Expiration	Realizable	Realizable	Realizable
Name	Securities	Options	Price	Date	Value 5%	Value 10%	Value 0%

John D. Johnson	9.578.554	43.96%	$7.83	9/30/2022	$198,997	$504,563	$56,250
John D. Johnson	131,033.091	26.46%	8.26	11/07/2022	2,871,753	7,281,397	811,750
John D. Johnson	9,168.704	43.96%	8.18	12/31/2022	198,997	504,563	56,250
John D. Johnson	12,531.328	13.48%	7.98	3/31/2023	265,330	672,750	75,000
John D. Johnson	11,123.471	52.41%	8.99	6/30/2023	265,330	672,750	75,000
Patrick Kluempke	28,933.680	5.44%	7.69	11/07/2022	590,359	1,496,869	166,875
Mark Palmquist	944.510	4.69%	8.47	9/30/2022	21,226	53,850	6,000
Mark Palmquist	25,997.719	5.57%	8.77	11/07/2022	604,952	1,533,870	171,000
Mark Palmquist	912.201	4.69%	8.77	12/31/2022	21,226	53,820	6,000
John Schmitz	7,434.436	1.59%	8.77	11/07/2022	172,995	438,633	48,900
Leon E. Westbrock	42,978.322	11.15%	10.61	11/07/2022	1,209,904	3,067,740	342,000

      The following is a share option grants table showing each Named Executive Officer, along with the number and value of shares exercised for the fiscal year ended August 31, 2003, and the number of underlying unexercised options and the value of unexercised in-the-money options, as of the most recent statement period ended June 30, 2003.

			Number of	Number of	Value of	Value of
			Securities	Securities	Unexercised	Unexercised
	Number of	Value of	Underlying	Underlying	In-the-Money	In-the-Money
	Shares	Shares	Options	Options	Options	Options
Name	Exercised	Exercised	Exercisable	Unexercisable	Exercisable	Unexercisable

John. D. Johnson			470,532.389	23,654.799	$4,390,067	$220,699
Patrick Kluempke	81,521.058	$600,810	50,596.492		444,237
Thomas Larson			56,364.534		494,881
Mark Palmquist	58,291.716	524,611	3,549.270		34,641
John Schmitz			41,731.660		407,301
Leon E. Westbrock	73,260.073	600,000	449,277.209		4,052,959

401(k) Plan

      Each Named Executive Officer is eligible to participate in the CHS Inc. Savings Plan (the 401(k) Plan). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 2002, participants may contribute between 1% and 50% (not to exceed the IRS limits on benefits in the case of “highly compensated” employees) of their pay on a pre-tax basis. Each of the Named Executive Officers is a “highly compensated” employee. The Company matches 50% of the first 6% of pay contributed each year. The Company’s Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in any Company matching contribution made on the participant’s behalf.

Deferred Compensation Supplemental Retirement Plan

      Each of the Named Executive Officers may participate in the Company’s Deferred Compensation Supplemental Retirement Plan (the Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation waived under the Share Option Plan is not eligible for Pay Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that the Company offers. The Supplemental Plan is not funded or qualified for special tax treatment under the Code.

      In addition, the Chief Executive Officer of the Company is eligible to participate in the Company’s Special Supplemental Executive Retirement Plan (the Special Supplemental Plan). The special supplemental retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special Supplemental Plan. The Special Supplemental Plan is not funded or qualified for special tax treatment under the Code.

      As of December 31, 2002, the dollar value of the account of each of the Named Executive Officers was approximately:

		Special
	Supplemental Plan	Supplemental Plan

John D. Johnson	$1,904,914	$0
Patrick Kluempke	91,160	N/A
Tom Larson	396,566	N/A
Mark Palmquist	253,641	N/A
John Schmitz	199,830	N/A
Leon E. Westbrock	1,274,612	N/A

Directors’ Compensation

      The Board of Directors met monthly during the year ended August 31, 2003. Through August 31, 2003, the Company provided each director with compensation of $42,000, paid in twelve monthly payments, with; the Chairman of the Board receiving an additional annual compensation of $12,000, the First Vice Chairman receiving an additional annual compensation of $3,600, and the Secretary-Treasurer receiving an additional annual compensation of $1,800. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. Each director has a retirement benefit of $175 per month per year of service, with a maximum benefit of $2,625 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60 or retirement, whichever is later. This retirement benefit may be converted to a lump sum. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.

Committees of the Board of Directors

      The Board of Directors appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the President and Chief Executive Officer using industry and compensation studies. The Board of Directors has a standing Audit Committee to review the results and scope of the annual audit and other services provided by the Company’s independent auditors, and another standing committee to review equity redemption policy and its application to situations believed by the equity holder or patron’s equity department to be unusual.

Compensation Committee Interlocks and Insider Participation

      As noted above, the Company’s Board of Directors does not have a Compensation Committee. The entire Board of Directors determined the compensation of the President and Chief Executive Officer and the terms of the employment agreement with the President and Chief Executive Officer. The President and Chief Executive Officer determined the compensation for all other executive officers.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

      Beneficial ownership of equity securities as of August 31, 2003 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner(1)	Ownership	% of Class

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	*
	Bruce Anderson	40 shares	*
	Robert Bass	120 shares	*
	David Bielenberg	1,200 shares	*
	Dennis Carlson	460 shares	*
	Curt Eischens	120 shares	*
	Robert Elliott	640 shares	*
	Robert Grabarski	2,280 shares	*
	Jerry Hasnedl	200 shares	*
	Glen Keppy	200 shares	*
	James Kile	120 shares	*
	Randy Knecht	240 shares	*
	Leonard Larsen	200 shares	*
	Richard Owen	240 shares	*
	Duane Stenzel	600 shares	*
	Merlin Van Walleghen	1,600 shares	*
	Elroy Webster	400 shares	*
Named Executive Officers:
	John D. Johnson	2,800 shares	*
	Patrick Kluempke	1,000 shares	*
	Tom Larson	400 shares	*
	Mark Palmquist	1,200 shares	*
	John Schmitz	1,400 shares	*
	Leon E. Westbrock	800 shares	*

	Directors and executive officers as a group	16,680 shares	*

(1)	Includes shares held by spouse and children.

*     Less than 1%.

      The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Item 13.     Certain Relationships and Related Transactions

      Because directors must be active patrons of the Company or an affiliated association, transactions between the Company and directors are customary and expected. Transactions include the sale of commodities to the Company and the purchase of products and services from the Company, as well as patronage refunds and equity redemptions received from the Company. During the period indicated, the value of those transactions between a particular director (and members of such directors’ immediate family, which includes such director’s spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company in which the amount involved exceeded $60,000 are shown below.

Year Ended
Name	August 31, 2003

Bruce Anderson	$71,890
Curt Eischens	188,942
Jerry Hasnedl	575,322
Leonard Larsen	269,720
Merlin Van Walleghen	149,776

PART IV.

Item 14.     Principal Accountant Fees and Services

      The following table shows the aggregate fees billed to the Company by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2003 and 2002:

Description of Fees	2003	2002

Audit Fees(1)	$707,901	$592,525
Audit — Related Fees(2)	197,560	64,273
Tax Fees(3)	138,109	168,671
All Other Fees	—	—

Total	$1,043,570	$825,469

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements.

(2)	Includes fees for certain statutory audits, employee benefit plan audits, work related to S-2 filings and other accounting consultations.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

      The Company adopted a policy that the Audit Committee must approve in advance, all audit and non-audit services provided by PricewaterhouseCoopers. The Audit Committee approved all of the services.

Item 15.     Exhibits, Financial Statements and Reports Filed on Form 8-K

(a)(1)     Financial Statements

      The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K.

Page No.

CHS Inc.
Consolidated Balance Sheets as of August 31, 2003 and 2002	F-1
Consolidated Statements of Operations for the years ended August 31, 2003, 2002 and 2001	F-2
Consolidated Statements of Equities and Comprehensive Income for the years ended August 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Accountants	F-29
VENTURA FOODS, LLC, a non-consolidated 50% owned equity investment
Independent Auditors’ Report	F-30
Consolidated Balance Sheets as of March 31, 2003 and 2002	F-31
Consolidated Statements of Income for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-32
Consolidated Statements of Members’ Capital for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-33
Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-34
Notes to Consolidated Financial Statements for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-35

*	Audited financial statements for Ventura Foods, LLC, as of and for the year ended March 31, 2004 will be filed by an amendment to this Form 10-K.

(a)(2)     Financial Statement Schedules

      Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)     Exhibits

3.1	Articles of Incorporation of the Company, as amended.(13)
3.2	Articles of Amendment to the Articles of Incorporation.(18)
3.3	Bylaws of the Company, as amended.(13)
4.1	Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.2	Unanimous Written Consent Resolution of the Board of Directors of Cenex Harvest States Cooperatives Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(15)
4.3	Resolution amending a previous Preferred Stock Resolution with respect to the record date for payment of dividends for the Company’s 8% Cumulative Redeemable Preferred Stock.(17)
4.4	Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(15)
10.1	Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2	Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)

10.3	Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.(*)(1)
10.4	TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5	Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)
10.6	Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7	Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8	Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9	Cenex Harvest States Cooperatives Share Option Plan.(7)
10.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10.10	$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10.10A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(19)
10.11	Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties.(17)
10.12	$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10.12A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10.12B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10.12C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties.(9)
10.12D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(11)
10.13	Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)
10.14	Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc.(5)
10.15	Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(19)
10.16	CHS Inc. Special Supplemental Executive Retirement Plan.(19)
10.17	Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10.17A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)
10.18	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.19	2002 Amended and Restated Credit Agreement (364-Day Revolving Loan) dated December 17, 2002 by and among National Cooperative Refinery Association, CoBank, ACB and Farm Credit Bank of Wichita, D/B/A U.S. AgBank, FCB.(16)
21.1	Subsidiaries of the Registrant.(19)
23.1	Consent of Independent Accountants.(19)
23.2	Independent Auditors’ Consent.(19)
24.1	Power of Attorney.(19)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(19)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(19)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)
99.1	Cautionary Statement.(19)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to the Company’s Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 2002, filed January 9, 2003.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2003, filed April 4, 2003.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(18)	Incorporated by reference to the Company’s Form 8-K, filed August 5, 2003.

(19)	Filed herewith.

(b)     Reports on Form 8-K

      On August 5, 2003 the Company filed a report on Form 8-K announcing the Company’s name change from Cenex Harvest States Cooperatives to CHS Inc. This was the only report on Form 8-K filed during the fourth quarter.

(c)     Exhibits

      The exhibits shown in Item 15(a)(3) above are being filed herewith.

(d)     Schedules

      None.

Supplemental Information

      As a cooperative, the Company does not utilize proxy statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2003.

CHS INC.

By:	/s/ JOHN D. JOHNSON

John D. Johnson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2003:

Signature		Title

/s/ JOHN D. JOHNSON John D. Johnson		President and Chief Executive Officer (principal executive officer)

/s/ JOHN SCHMITZ John Schmitz		Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JODELL HELLER Jodell Heller		Vice President and Controller (principal accounting officer)

Michael Toelle*		Chairman of the Board of Directors

Bruce Anderson*		Director

Robert Bass*		Director

David Bielenberg*		Director

Dennis Carlson*		Director

Curt Eischens*		Director

Robert Elliott*		Director

Robert Grabarski*		Director

Jerry Hasnedl*		Director

Glen Keppy*		Director

James Kile*		Director

Randy Knecht*		Director

Leonard Larsen*		Director

Richard Owen*		Director

Duane Stenzel*		Director

Merlin Van Walleghen*		Director

Elroy Webster*		Director
*By:	/s/ JOHN D. JOHNSON John D. Johnson Attorney-in-fact

CHS INC.

CONSOLIDATED BALANCE SHEETS

	August 31

	2003	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168,249	$108,192
Receivables	763,780	741,578
Inventories	801,883	759,663
Other current assets	178,661	140,944

Total current assets	1,912,573	1,750,377
Investments	532,893	496,607
Property, plant and equipment	1,122,982	1,057,421
Other assets	239,520	177,322

Total assets	$3,807,968	$3,481,727

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$251,131	$332,514
Current portion of long-term debt	14,951	89,032
Customer credit balances	58,417	26,461
Customer advance payments	123,383	169,123
Checks and drafts outstanding	85,239	84,251
Accounts payable	627,250	517,667
Accrued expenses	254,415	225,704
Dividends and equities payable	39,049	56,510

Total current liabilities	1,453,835	1,501,262
Long-term debt	648,222	483,092
Other liabilities	111,555	118,280
Minority interests in subsidiaries	112,645	89,455
Commitments and contingencies
Equities	1,481,711	1,289,638

Total liabilities and equities	$3,807,968	$3,481,727

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended August 31

	2003	2002	2001

	(dollars in thousands)
Revenues:
Net sales	$9,270,734	$7,156,454	$7,464,242
Patronage dividends	3,257	3,885	5,977
Other revenues	124,542	109,459	116,254

	9,398,533	7,269,798	7,586,473
Cost of goods sold	9,058,951	6,940,926	7,181,433
Marketing, general and administrative	190,582	187,292	184,046

Operating earnings	149,000	141,580	220,994
Gain on legal settlements	(10,867)	(2,970)
Interest	48,675	42,455	61,436
Equity income from investments	(47,299)	(58,133)	(28,494)
Minority interests	21,950	15,390	35,098

Income before income taxes	136,541	144,838	152,954
Income taxes	12,700	18,700	(25,600)

Net income	$123,841	$126,138	$178,554

Distribution of net income:
Patronage refunds	$90,000	$92,900	$128,900
Unallocated capital reserve	33,841	33,238	49,654

Net income	$123,841	$126,138	$178,554

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF EQUITIES

AND COMPREHENSIVE INCOME

					Oilseed			Accumulated
	Capital	Nonpatronage		Wheat	Processing		Unallocated	Other	Allocated
	Equity	Equity	Preferred	Milling	& Refining	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	EPUs	EPUs	Refunds	Reserve	Income (Loss)	Reserve	Equities

	(dollars in thousands)
For the years ended August 31, 2003, 2002 and 2001
Balances, September 1, 2000	$940,880	$28,509		$9,246	$4,182	$61,180	$114,736	$(2,427)	$8,120	$1,164,426
Patronage and equity retirement determination	17,474					26,220				43,694
Patronage distribution	60,304					(87,400)	967			(26,129)
Equities retired	(18,662)	(74)								(18,736)
Equities issued	5,481									5,481
Equity Participation Units issued					1,045		(1,045)			—
Equity Participation Units redeemed				(9,066)	(5,227)					(14,293)
Other, net	(120)	(277)		(180)			445		(70)	(202)
Comprehensive income:
Net income						128,900	49,654			178,554
Other comprehensive income								512		512

Total comprehensive income										179,066

Dividends and equities payable	(33,484)					(38,670)				(72,154)

Balances, August 31, 2001	971,873	28,158		—	—	90,230	164,757	(1,915)	8,050	1,261,153
Patronage and equity retirement determination	33,484					38,670				72,154
Patronage distribution	92,484					(128,900)	(3,666)			(40,082)
Equities retired	(31,099)	(46)								(31,145)
Equities issued	2,600									2,600
Preferred stock issued, net			$9,325				(3,428)			5,897
Preferred stock dividends							(240)			(240)
Other, net	(106)	(339)					100			(345)
Comprehensive income:
Net income						92,900	33,238			126,138
Other comprehensive loss								(49,982)		(49,982)

Total comprehensive income										76,156

Dividends and equities payable	(28,640)					(27,870)				(56,510)

Balances, August 31, 2002	1,040,596	27,773	9,325	—	—	65,030	190,761	(51,897)	8,050	1,289,638
Patronage and equity retirement determination	28,639					27,870				56,509
Patronage distribution	61,784					(92,900)	4,638			(26,478)
Equities retired	(31,092)	(52)								(31,144)
Equities issued	350									350
Preferred stock issued, net			86,379				(3,895)			82,484
Preferred stock redeemed			(2,002)							(2,002)
Preferred stock dividends							(3,575)			(3,575)
Other, net	(2,440)	(3)	—				(4)			(2,447)
Comprehensive income:
Net income						90,000	33,841			123,841
Other comprehensive income								33,584		33,584

Total comprehensive income										157,425

Dividends and equities payable	(10,800)					(27,000)	(1,249)			(39,049)

Balances, August 31, 2003	$1,087,037	$27,718	$93,702	$—	$—	$63,000	$220,517	$(18,313)	$8,050	$1,481,711

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended August 31

	2003	2002	2001

	(dollars in thousands)
Cash flows from operating activities:
Net income	$123,841	$126,138	$178,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	111,347	103,986	109,180
Noncash net income from equity investments	(47,299)	(58,133)	(28,494)
Minority interests	21,950	15,390	35,098
Noncash portion of patronage dividends received	(1,795)	(2,327)	(3,896)
Loss (gain) on sale of property, plant and equipment	741	(6,418)	(13,941)
Deferred tax expense (benefit)	9,000	4,400	(46,625)
Other, net	4,052	5,467	(801)
Changes in operating assets and liabilities:
Receivables	(18,669)	(32,517)	147,922
Inventories	(25,692)	(255,107)	39,248
Other current assets and other assets	(83,347)	(86,636)	(24,128)
Customer credit balances	30,238	(12,025)	1,707
Customer advance payments	(45,740)	59,988	(22,800)
Accounts payable and accrued expenses	135,310	92,781	(130,142)
Other liabilities	2,569	9,079	13,050

Net cash provided by (used in) operating activities	216,506	(35,934)	253,932

Cash flows from investing activities:
Acquisition of property, plant and equipment	(175,689)	(140,169)	(97,610)
Proceeds from disposition of property, plant and equipment	26,886	20,205	35,263
Investments	(43,478)	(6,211)	(14,247)
Equity investments redeemed	35,939	37,689	30,104
Investments redeemed	8,467	6,310	1,672
Changes in notes receivable	(6,630)	(22,031)	533
Acquisitions of intangibles	(767)	(29,501)	(7,328)
Acquisitions of working capital, net	(13,030)	(5,750)	(1,103)
Distribution to minority owners	(4,444)	(7,413)	(19,256)
Other investing activities, net	(507)	(685)	1,775

Net cash used in investing activities	(173,253)	(147,556)	(70,197)

Cash flows from financing activities:
Changes in notes payable	(81,383)	235,319	(120,731)
Long-term debt borrowings	175,000	30,000	116,861
Principal payments on long-term debt	(89,512)	(17,968)	(67,364)
Payments on derivative instruments	(7,574)
Changes in checks and drafts outstanding	988	(3,557)	3,722
Proceeds from sale of preferred stock, net of expenses	82,484	5,897
Redemptions of preferred stock	(2,002)
Preferred stock dividends paid	(3,575)	(240)
Retirements of equity	(31,144)	(31,145)	(18,736)
Equity Participation Units redeemed			(14,293)
Cash patronage dividends paid	(26,478)	(40,082)	(26,129)

Net cash provided by (used in) financing activities	16,804	178,224	(126,670)

Net increase (decrease) in cash and cash equivalents	60,057	(5,266)	57,065
Cash and cash equivalents at beginning of period	108,192	113,458	56,393

Cash and cash equivalents at end of period	$168,249	$108,192	$113,458

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Organization:

      Effective August 5, 2003, Cenex Harvest States Cooperatives changed its name to CHS Inc. (CHS or the Company). CHS is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, oilseed processing and refining, foods and wheat milling, the Company provides its patrons with energy and agronomy products as well as other farm supplies. Sales are both domestic and international.

      Effective September 1, 2000, the Company’s Board of Directors approved a resolution providing for the computation of patronage distributions based on earnings for financial statement purposes rather than federal income tax basis earnings. On December 1, 2000, this resolution was ratified by the Company’s members, the by-laws were amended and beginning with fiscal year 2001 patronage distributions have been calculated based on financial statement earnings. The by-laws further provide that an amount of up to 10% of the distributable annual net savings from patronage sources be added to the unallocated capital reserve as determined by the Board of Directors.

Consolidation:

      The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries, including National Cooperative Refinery Association (NCRA). The effects of all significant intercompany transactions have been eliminated.

      On September 1, 1999, NCRA and Farmland Industries, Inc. (Farmland) formed Cooperative Refining, LLC (CRLLC), which was established to operate and manage the refineries and related pipelines and terminals of NCRA and Farmland. On December 31, 2000, NCRA and Farmland signed an Agreement of Dissolution and dissolved CRLLC.

      During 2000, the Company entered into a series of transactions, the result of which was the exchange of its agronomy operations, consisting primarily of its interests in and ownership of the Cenex/ Land O’Lakes Agronomy Company and Agro Distribution, LLC and related entities for a 25% equity ownership interest in Agriliance, LLC (Agriliance). Agriliance is a distributor of crop nutrients, crop protection products and other agronomy inputs and services formerly owned by the Company, Land O’Lakes, Inc. (Land O’Lakes) and Farmland. The company accounts for the Agriliance investment under the equity method.

      During 2003 and 2002, the Company had various other acquisitions, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets and goodwill.

Cash Equivalents:

      Cash equivalents include short-term highly liquid investments with original maturities of three months or less at date of acquisition.

Inventories:

      Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by the Company through a manufacturing process include fixed and

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable production costs and raw material costs, and in-bound freight costs for raw materials over the amount charged to cost of goods sold. Costs for inventories purchased for resale include the cost of products and any freight incurred to place the products at the Company’s point of sales. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments:

      The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company’s assessment of its exposure from expected price fluctuations. The Company also manages its risks by entering into fixed price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts; however, the Company does not anticipate nonperformance by counterparties.

      Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company’s use of the derivative instruments described above reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. Changes in market value of derivative instruments described above are recognized in the consolidated statements of operations in the period such changes occur. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. At August 31, 2003, the Company’s derivative assets and liabilities were $54.5 million and $46.5 million, respectively. At August 31, 2002, the Company’s derivative assets and liabilities were $53.8 million and $67.9 million, respectively.

Commodity Price Risk

      The Company utilizes futures and options contracts offered through regulated commodity exchanges to reduce price risk. The Company is exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sale contracts. In order to reduce that risk, the Company generally takes opposite and offsetting positions using futures contracts or options. Certain commodities cannot be hedged with futures or options contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts, to the extent practical, in order to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged with forward contracts, with futures and options used to hedge within position limits the remaining portion. These futures and options contracts and forward purchase and sales contracts used to hedge against commodity price changes are effective economic hedges of price risk, but they are not designated as, and accounted for as, hedging instruments for accounting purposes.

      Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed price contracts are recognized in cost of goods sold for financial reporting on a

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly basis using market based prices. Inventories and fixed price contracts are marked to fair value using market based prices so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed price contracts during the same accounting period.

      Unrealized gains and losses on futures contracts and options used as economic hedges of energy inventories and fixed price contracts are recognized in cost of goods sold for financial reporting on a monthly basis using market based prices. The inventories hedged with these derivatives are valued at the lower of cost or market, and fixed price contracts are marked to fair value using market based prices. Certain fixed price contracts related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

Interest Rate Risk

      The Company manages interest expense using fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets has various fixed interest rates and is payable at various dates as to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2003, was approximately 6.5%.

      In August 2002, the Company entered into interest rate treasury lock instruments to secure the interest rate related to a portion of its private placement debt issued on October 18, 2002. These instruments were designated and are effective as cash flow hedges for accounting purposes, and accordingly, the loss on settlement was recorded as a component of other comprehensive income. Interest expense for the year ended August 31, 2003, includes $0.7 million related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk

      The Company conducts essentially all of its business in U.S. dollars except for grain marketing operations in Brazil, and had minimal risk regarding foreign currency fluctuations during 2003. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Investments:

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

Property, Plant and Equipment:

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets:

      Effective September 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. At August 31, 2001, goodwill (net of accumulated amortization) prior to the adoption of SFAS No. 142, was $29.2 million and was included as a component of other assets. The effect of adopting the new standard will reduce goodwill amortization expense by approximately $2.0 million annually. No changes to the carrying value of goodwill and other intangible assets were required as a result of the adoption of SFAS No. 142. Subsequent impairment testing is performed annually as well as when a triggering event indicating impairment may have occurred. During 2003, as a result of the impairment testing, the Company believes that no impairments are required.

      In 2001, the Company recorded goodwill amortization expense of $2.6 million. Had SFAS No. 142 been in effect during the year ended August 31, 2001, net income would have been $181.1 million.

Revenue Recognition:

      The Company provides a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement price have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the contract. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in net sales. Service revenues are recorded only after such services have been rendered, and are included in other revenues.

Environmental Expenditures:

      Liabilities, including legal costs, related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

Income Taxes:

      The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income:

      Comprehensive income (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investments by owners and distribution to owners), primarily includes net income and the effects of minimum pension liability adjustments. Total comprehensive income is reflected in the consolidated statements of equities and comprehensive income.

Use of Estimates:

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

Recent Accounting Pronouncements:

      During 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s Energy segment operates oil refineries and related pipelines for which the Company would be subject to Asset Retirement Obligations (ARO) if such assets were to be dismantled. The Company, however, expects to operate its refineries and related pipelines indefinitely. Since the time period to dismantle these assets is indeterminate, a corresponding ARO is not estimable and therefore has not been recorded.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by primary beneficiary. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard do not have a material effect on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

Reclassifications:

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. In addition, the Company has made changes to net sales and cost of goods sold for years ended August 31, 2002 and 2001, to eliminate certain intercompany sales identified subsequent to the issuance of the 2002 Annual Report. These reclassifications and changes had no effect on previously reported net income, equities and comprehensive income, or cash flows.

2.     Receivables:

      Receivables as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Trade	$748,398	$717,888
Other	47,000	49,846

	795,398	767,734
Less allowances for doubtful accounts	31,618	26,156

	$763,780	$741,578

      All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(dollars in millions)
Africa	$99	$135	$138
Asia	815	407	403
Europe	156	282	255
North America, excluding U.S.	367	298	317
South America	166	100	101

	$1,603	$1,222	$1,214

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Inventories:

      Inventories as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Grain and oilseed	$370,381	$393,095
Energy	292,095	229,981
Feed and farm supplies	95,589	91,138
Processed grain and oilseed	42,688	36,264
Other	1,130	9,185

	$801,883	$759,663

      As of August 31, 2003, the Company valued approximately 24% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (26% as of August 31, 2002). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $86.3 million and $40.5 million at August 31, 2003 and 2002, respectively.

4.     Investments:

      Investments as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Cooperatives:
CF Industries, Inc.	$152,996	$152,996
CoBank ACB (CoBank)	22,505	30,069
Ag Processing, Inc.	24,481	25,797
Land O’Lakes, Inc.	27,105	26,232
Joint ventures:
Ventura Foods, LLC	107,464	108,981
United Country Brands, LLC	129,286	86,175
TEMCO, LLC	9,087	8,414
Other	59,969	57,943

	$532,893	$496,607

      CHS’s investment in CF Industries, Inc. (CF) is carried at cost, including allocated patronage refunds. Since CF is a cooperative, CHS recognizes income from this investment only when patronage refunds are received. Over the past five years CF has generated operating losses, none of which were allocated to its owners. CHS management has performed the appropriate impairment tests of this investment, and based upon those tests, believes that fair market value exceeds its carrying value. CHS will continue to perform impairment tests annually, including reviewing operating results, or as circumstances dictate, which could result in an impairment to its CF investment.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2000, the Company purchased an additional 10% interest in Ventura Foods, LLC, its consumer products and packaging joint venture, for $25.6 million, of which $13.8 million was goodwill. The Company has a 50% interest in this joint venture. The following provides summarized unaudited financial information for Ventura Foods, LLC balance sheets as of August 31, 2003 and 2002, and statements of operations for the twelve months ended August 31, 2003, 2002 and 2001:

	2003	2002

	(dollars in thousands)
Current assets	$193,632	$171,084
Non-current assets	231,649	231,045
Current liabilities	227,400	133,230
Non-current liabilities	21,738	90,819

	2003	2002	2001

	(dollars in thousands)
Net sales	$1,165,823	$1,013,475	$925,962
Gross profit	155,274	181,217	161,405
Net income	42,837	75,368	71,148

      Effective January 1, 2000, CHS, Farmland and Land O’Lakes created Agriliance, a distributor of crop nutrients, crop protection products and other agronomy inputs and services. At formation, Agriliance managed the agronomy marketing and distribution operations of CHS (which included principally its wholesale agronomy, Cenex/Land O’Lakes Agronomy Company and Agro Distribution, LLC business operations), Farmland and Land O’Lakes, with the Company exchanging the right to use its agronomy operations for 26.455% of the results of the jointly managed operations.

      In March 2000, the Company sold 1.455% of its economic interest in the operations collectively managed by Agriliance to Land O’Lakes, resulting in a gain of $7.4 million. This left the Company with a 25% economic interest in such operations. In July 2000, Agriliance secured its own financing, which is without recourse to the Company. Agriliance also purchased the net working capital related to agronomy operations from each of its member owners, consisting primarily of trade accounts receivable and inventories, net of accounts payable. On July 31, 2000, the Company contributed outright its ownership interest in the Cenex/ Land O’Lakes Agronomy Company and in Agro Distribution, LLC, with a total investment of $64.7 million, along with the rest of its wholesale agronomy business, to Agriliance. The Company retained a 25% interest in Agriliance after the outright contribution of its ownership interests in those two ventures and its wholesale agronomy business. Agriliance ownership also includes Farmland (25%) and Land O’Lakes (50%). The interests of the Company and Farmland are held through equal ownership in United Country Brands, LLC, a joint venture holding company whose sole operations consist of the ownership of a 50% interest in Agriliance. The Company’s equity in the joint venture was recorded at the historical carrying value of its ownership in Cenex/ Land O’Lakes Agronomy Company and Agro Distribution, LLC and no gain or loss was recorded on the exchange.

      In April 2003, the Company acquired an additional economic interest in the Agriliance wholesale crop protection business (the “CPP Business”), which constitutes only a part of the Agriliance business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance are owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change. Agriliance’s earnings or losses are split among the members based upon the respective economic interest of each member.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following provides summarized financial information for Agriliance balance sheets as of August 31, 2003 and 2002, and statements of operations for the years ended August 31, 2003, 2002 and 2001:

	2003	2002

	(dollars in thousands)
Current assets	$1,249,941	$922,958
Non-current assets	119,615	134,247
Current liabilities	1,083,743	700,903
Non-current liabilities	27,061	107,960

	2003	2002	2001

	(dollars in thousands)
Net sales	$3,485,623	$3,625,849	$4,072,248
Earnings from operations	67,239	57,604	50,423
Net income	60,741	47,044	25,053

      Disclosure of the fair value of financial instruments to which the Company is a party includes estimates and assumptions which may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Financial instruments are carried at amounts that approximate estimated fair values. Investments in cooperatives and joint ventures have no quoted market prices.

      Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

5.     Property, Plant and Equipment:

      A summary of property, plant and equipment as of August 31, 2003 and 2002 is as follows:

	2003	2002

	(dollars in thousands)
Land and land improvements	$60,453	$63,045
Buildings	380,940	371,107
Machinery and equipment	1,508,963	1,470,475
Office and other	68,369	62,144
Construction in progress	159,555	71,540

	2,178,280	2,038,311
Less accumulated depreciation and amortization	1,055,298	980,890

	$1,122,982	$1,057,421

      In January 2002, the Company formed a limited liability company with Cargill, Incorporated to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC. The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling under an operating lease agreement. The book value of the leased milling assets at August 31, 2003, was $99.4 million, net of accumulated depreciation of $31.3 million.

      For the years ended August 31, 2003, 2002 and 2001, the Company capitalized interest of $3.9 million, $2.1 million and $1.2 million, respectively, related to capitalized construction projects.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Other Assets:

      Other assets as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Goodwill	$27,052	$27,926
Customer lists, less accumulated amortization of $5,112 and $3,511, respectively	9,414	8,447
Non-compete covenants, less accumulated amortization of $11,774 and $2,896, respectively	1,766	11,204
Other intangible assets, less accumulated amortization of $1,986 and $2,462, respectively	14,607	15,795
Prepaid pension and other benefit assets	151,389	54,230
Deferred tax asset	28,689	50,544
Notes receivable	1,991	4,822
Other	4,612	4,354

	$239,520	$177,322

      Intangible assets subject to amortization are provided on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The straight-line method of amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the amount of economic benefit obtained by the Company in each reporting period. Amortization expenses for the years ended August 31, 2003 and 2002, were $12.2 million and $4.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.7 million annually.

      Through Country Energy, LLC, formerly a joint venture with Farmland, the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001, the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. Based on estimated fair values, $26.4 million of the purchase price was allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets had a weighted-average life of approximately 12 years. During the year ended August 31, 2003, the Company accelerated the amortization of the non-compete agreement due to Farmland’s July 31, 2003 notification that it intends to liquidate its assets in bankruptcy. The Company had additional amortization expense of $7.5 million during 2003 related to the acceleration, and the asset has a zero book value as of August 31, 2003. The Company also entered into an exclusive two-year supply agreement to purchase, at prevailing market prices, all of the refined fuels production from Farmland’s Coffeyville, Kansas facility. On May 22, 2003, the Company gave notice to Farmland that it will not renew the supply agreement, and the non-renewal is effective November 30, 2003. The Company’s management is confident that alternative sources of supply will be available and that the non-renewal will not have a material affect on the Company.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Notes Payable and Long-Term Debt:

      Notes payable and long-term debt as of August 31, 2003 and 2002 consisted of the following:

	Interest rates at August 31,

	2003	2003	2002

	(dollars in thousands)
Notes payable (a)(i)	1.63% to 1.96%	$251,131	$332,514

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009, when the balance is due (b)(c)(i)	2.14% to 13.00%	$168,032	$254,962
Private placement, payable in equal installments beginning in 2008 through 2013 (d)(i)	6.81%	225,000	225,000
Private placement, payable in installments beginning in 2007 through 2018 (e)(i)	4.96% to 5.60%	175,000	—
Private placement, payable in equal installments beginning in 2005 through 2011 (f)(i)	7.43% to 7.90%	80,000	80,000
Industrial Revenue Bonds, payable in installments through 2011 (g)	5.23% to 12.97%	5,831	7,444
Other notes and contracts (h)	5.70% to 12.17%	9,310	4,718

Total long-term debt		663,173	572,124
Less current portion		14,951	89,032

Long-term portion		$648,222	$483,092

	2003	2002

Weighted average interest rates at August 31:
Short-term debt	1.83%	2.58%
Long-term debt	6.52%	6.38%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of banks. The Company has a 364-day credit facility of $600.0 million, all of which is committed, and of which $250.0 million was outstanding on August 31, 2003. In addition to this short-term line of credit, the Company has a 364-day credit facility dedicated to NCRA with a syndication of banks in the amount of $30.0 million, all of which is committed, with no amounts outstanding on August 31, 2003. Other miscellaneous notes payable totaled $1.1 million at August 31, 2003.

(b)	The Company established a $100.0 million three-year revolving credit facility with a syndication of banks. On August 31, 2003, the Company had no outstanding balance on this facility.

(c)	The Company established a long-term credit agreement which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2003, $137.8 million was outstanding. NCRA term loans of $15.0 million are collateralized by NCRA’s investment in CoBank.

(d)	The Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(g)	Industrial Revenue Bonds in the amount of $1.6 million are collateralized by property, plant and equipment, primarily energy refinery equipment, with a cost of approximately $152.0 million, less accumulated depreciation of approximately $120.4 million as of August 31, 2003.

(h)	Grain Suppliers, LLC, a wholly-owned subsidiary of the Company, has other notes payable of $5.4 million collateralized by property, plant and equipment, with a cost of approximately $8.3 million, less accumulated depreciation of approximately $0.2 million on August 31, 2003.

(i)	The debt is unsecured, however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

      The fair value of long-term debt approximates book value as of August 31, 2003 and 2002.

      The aggregate amount of long-term debt payable as of August 31, 2003 is as follows:

(dollars in thousands)
2004	$14,951
2005	34,716
2006	35,176
2007	59,671
2008	98,190
Thereafter	420,469

$663,173

      The Company is in compliance with all debt covenants and restrictions as of August 31, 2003.

8.     Income Taxes:

      As a result of the Company’s by-law changes during 2001, and the by-law changes of its majority-owned subsidiary (NCRA) in 2002, to distribute patronage based on financial statement earnings, the statutory rate applied to the cumulative differences between financial statement earnings and tax basis earnings, has been changed. In connection with this change the Company recorded a deferred tax benefit of $10.9 million as of August 31, 2002, and $34.2 million as of August 31, 2001. The $10.9 million deferred tax benefit recorded as a result of the change in patronage distribution by NCRA as of August 31, 2002, has been offset by a $10.9 million NCRA valuation allowance. Additional valuation allowances of $1.7 million, $6.2 million and $2.4 million were provided to offset deferred tax benefits generated by NCRA as of August 31, 2003, 2002 and 2001, respectively.

      The provision for income taxes for the years ended August 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(dollars in thousands)
Current	$3,700	$14,300	$21,025
Deferred	7,300	(12,700)	(49,025)
Valuation allowance	1,700	17,100	2,400

Income taxes	$12,700	$18,700	$(25,600)

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences of deferred tax assets and liabilities as of August 31, 2003 and 2002 is as follows:

	2003	2002

	(dollars in thousands)
Deferred tax assets:
Accrued expenses and valuation reserves	$53,521	$49,236
Postretirement health care and deferred compensation	29,153	32,671
Property, plant and equipment	9,369	11,532
Alternative minimum tax credit and patronage loss carryforward	8,948	6,993
Other	19,316	12,439

Total deferred tax assets	120,307	112,871

Deferred tax liabilities:
Pension, including minimum liability	34,531	2,635
Equity method investments	23,310	20,482
Other		730

Total deferred tax liabilities	57,841	23,847

Deferred tax assets valuation reserve	(11,765)	(19,466)

Net deferred tax assets	$50,701	$69,558

      As of August 31, 2003, net deferred tax assets of $22.0 million and $28.7 million are included in current assets and other assets, respectively ($19.0 million and $50.6 million, respectively, as of August 31, 2002). At August 31, 2003, NCRA recognized a valuation allowance for the entire tax benefit associated with its net deferred tax asset, as it is considered more likely than not, based on the weight of available information, that the future tax benefits related to these items will not be realized. At August 31, 2003, NCRA’s net deferred tax assets of $11.8 million were comprised of deferred tax assets of $21.4 million and deferred tax liabilities of $9.6 million. Deferred tax assets are comprised of basis differences related to inventories, investments, lease obligations, accrued liabilities and certain federal and state tax credits. NCRA files a separate tax return and, as such, these items must be assessed independently of the Company’s deferred tax assets when determining recoverability.

      The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(25.7)	(25.0)	(32.8)
Change in patronage determination		(7.5)	(22.4)
Export activities at rates other than the U.S. statutory rate	(3.2)	(1.9)
Deferred tax asset valuation allowance	1.3	11.8	1.6
Other	(2.0)	(3.4)	(2.0)

Effective tax rate	9.3%	12.9%	(16.7)%

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal differences between financial statement income and taxable (loss) income for the years ended August 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(dollars in thousands)
Income before income taxes	$136,541	$144,838	$152,954
Financial reporting/tax differences:
Environmental reserves	2,208	1,939	4,453
Oil and gas activities, net	(21,989)	1,540	(22,230)
Energy inventory market reserves	1,210	(933)	(2,441)
Pension and compensation	(21,966)	(21,491)	8,981
Investments in other entities	117	1,898	26,495
Export activities	(11,253)	(7,141)
Other, net	1,716	(2,291)	10,038
Patronage refund provisions	(90,000)	(92,900)	(128,900)

Taxable (loss) income	$(3,416)	$25,459	$49,350

      No tax benefit has been recognized for NCRA’s $13.1 million operating loss that was included in the Company’s August 31, 2003 taxable loss as shown above.

9.     Equities:

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

      Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, allocated to members in the form of nonpatronage equity certificates. Redemptions are at the discretion of the Board of Directors.

      Inactive direct members and patrons and active direct members and patrons age 61 and older on June 1, 1998, are eligible for redemption of their capital equity certificates at age 72 or death. For other active direct members and patrons and member cooperatives, equities will be redeemed annually as determined by the Board of Directors.

      On May 31, 1997, the Company completed an offering for the sale of Equity Participation Units (EPUs) in its Wheat Milling Defined Business Unit and its Oilseed Processing and Refining Defined Business Unit to qualified subscribers. Qualified subscribers were identified as Defined Members or representatives of Defined Members who were persons or associations of producers actually engaged in the production of agricultural products. Subscribers were allowed to purchase a portion of their EPUs by exchanging existing patronage certificates. The purchasers of EPUs had the right and obligation to deliver annually the number of bushels of wheat or soybeans equal to the number of units held. Unit holders participated in the net patronage-sourced income from operations of the applicable Defined Business Unit as patronage refunds. Retirements of patrons’ equities attributable to EPUs, were at the discretion of the Board of Directors, and it was the Board’s goal to retire such equity on a revolving basis seven years after declaration.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company’s Board of Directors adopted a resolution to issue, at no charge, to each Defined Member of the Oilseed Processing and Refining Defined Business Unit an additional 1/4 EPU, for each EPU held, due to increased crush volume.

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

      The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003, the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares) and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share. As of August 31, 2003, the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Benefit Plans:

      The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate.

      Financial information on changes in benefit obligation and plan assets funded and balance sheet status as of August 31, 2003 and 2002 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2003	2002	2003	2002	2003	2002

	(dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$253,868	$241,728	$14,543	$11,836	$24,915	$22,667
Service cost	10,840	9,275	800	1,168	648	557
Interest cost	17,503	17,673	1,033	886	1,722	1,586
Plan participants contributions	1,771				215	189
Plan amendments		2,383			88
Transfers		3,677
Actuarial loss (gain)	22,049	1,157	(766)	1,607	2,527	1,716
Assumption change	4,659				1,469	638
Benefits paid	(20,784)	(22,025)	(1,776)	(954)	(2,329)	(2,438)

Benefit obligation at end of period	$289,906	$253,868	$13,834	$14,543	$29,255	$24,915

Change in plan assets:
Fair value of plan assets at beginning of period	$201,563	$230,121
Actual income (loss) on plan assets	14,915	(14,810)
Company contributions	84,523	4,600	$1,776	$954	$2,114	$2,249
Participants contributions					215	189
Net transfers		3,677
Benefits paid	(20,784)	(22,025)	(1,776)	(954)	(2,329)	(2,438)

Fair value of plan assets at end of period	$280,217	$201,563	$—	$—	$—	$—

Funded status	$(9,689)	$(52,305)	$(13,834)	$(14,543)	$(29,255)	$(24,915)
Employer contributions after measurement date		31,362	84	32	247	269
Unrecognized actuarial loss (gain)	118,025	85,066	(899)	16	707	(3,505)
Unrecognized transition obligation					9,261	10,197
Unrecognized prior service cost	7,467	6,502	3,503	4,067	(1,076)	(1,336)

Prepaid benefit cost (accrued)	$115,803	$70,625	$(11,146)	$(10,428)	$(20,116)	$(19,290)

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2003	2002	2003	2002	2003	2002

	(dollars in thousands)
Amounts recognized on balance sheets consist of:
Accrued benefit liability	$95,917	$(11,028)	$(12,125)	$(12,809)	$(20,116)	$(19,290)
Intangible asset	2,425	6,510	253	1,485
Minority interests		6,195
Accumulated other comprehensive loss	17,461	68,948	726	896

Net amounts recognized	$115,803	$70,625	$(11,146)	$(10,428)	$(20,116)	$(19,290)

      For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2003. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2003, 2002 and 2001 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(dollars in thousands)
Components of net periodic benefit cost:
Service cost	$10,840	$9,275	$7,875	$800	$1,168	$631	$648	$557	$566
Interest cost	17,503	17,673	17,580	1,033	886	907	1,722	1,586	1,569
Expected return on assets	(23,788)	(21,386)	(22,855)
Prior service cost amortization	806	740	619	564	574	574	(172)	(197)	(131)
Actuarial loss (gain) amortization	2,623	1,369	231	159	18	144	(215)	(505)	(538)
Transition amount amortization		(708)	(874)			13	936	936	936
Other									(22)

Net periodic benefit cost	$7,984	$6,963	$2,576	$2,556	$2,646	$2,269	$2,919	$2,377	$2,380

Weighted-average assumptions:
Discount rate	6.30%	7.10%	7.30%	6.00%	7.25%	7.50%	6.30%	7.10%	7.30%
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2003 and 2002:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits

	2003	2002	2003	2002

	(dollars in thousands)
Projected benefit obligation	$120,068	$253,868	$13,834	$14,543
Accumulated benefit obligation	107,760	243,953	12,209	12,842
Fair value of plan assets	104,560	201,563

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(dollars in thousands)
Effect on total of service and interest cost components	$275	$(250)
Effect on postretirement benefit obligation	2,618	(2,399)

      The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

      The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $8.5 million, $11.0 million and $6.1 million, for the years ended August 31, 2003, 2002 and 2001, respectively.

11.	Segment Reporting:

      The Company manages five business segments, which are based on products and services, and are Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures and other investments, from which the Company derives investment income based upon the profitability of these investments. The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Country Operations and Services segment derives its revenues through the origination and marketing of grain, through the retail sales of petroleum and agronomy products, and processed sunflowers, feed and farm supplies. The Country Operations segment also derives revenues from service activities related to crop production. The Grain Marketing segment derives its revenues from the sale of grains and oilseeds and from service activities conducted at its export terminals. Processed Grains and Foods segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, from equity income in an oilseed food manufacturing joint venture, and from the sale of Mexican food products.

      Reconciling Amounts represent the elimination of sales between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

      The Company assigns certain corporate general and administrative expenses to its business segments based on use of such services and allocates other services based on factors or considerations relevant to the costs incurred.

      Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers to be non-

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asymmetrical. Nevertheless, due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

      Segment information for the years ended August 31, 2003, 2002 and 2001 is as follows:

			Country
			Operations		Processed
			and	Grain	Grains and	Corporate	Reconciling
	Agronomy	Energy	Services	Marketing	Foods	and Other	Amounts	Total

	(dollars in thousands)
For the year ended August 31, 2003:
Net sales		$3,648,093	$1,885,825	$4,139,226	$491,931		$(894,341)	$9,270,734
Patronage dividends	$(84)	415	2,467	218	111	$130		3,257
Other revenues		10,461	81,739	25,458	2,300	4,584		124,542

	(84)	3,658,969	1,970,031	4,164,902	494,342	4,714	(894,341)	9,398,533
Cost of goods sold		3,475,947	1,876,811	4,133,677	466,857		(894,341)	9,058,951
Marketing, general and administrative	8,138	63,740	55,887	21,072	36,540	5,205		190,582
Gain on legal settlements			(10,867)					(10,867)
Interest	(974)	16,401	14,975	4,738	12,845	690		48,675
Equity (income) loss from investments	(20,773)	(1,353)	(788)	1,673	(26,056)	(2)		(47,299)
Minority interests		20,782	1,168					21,950

Income (loss) before income taxes	$13,525	$83,452	$32,845	$3,742	$4,156	$(1,179)	$—	$136,541

Intersegment sales		$(94,209)	$(796,999)	$(2,435)	$(698)		$894,341	$—

Goodwill		$3,185	$262		$23,605			$27,052

Capital expenditures		$80,837	$26,738	$5,298	$60,576	$2,240		$175,689

Depreciation and amortization	$1,247	$65,868	$21,039	$6,718	$13,321	$3,154		$111,347

Total identifiable assets at August 31, 2003	$285,906	$1,449,652	$857,523	$450,415	$498,872	$265,600		$3,807,968

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Country
			Operations		Processed
			and	Grain	Grains and	Corporate	Reconciling
	Agronomy	Energy	Services	Marketing	Foods	and Other	Amounts	Total

	(dollars in thousands)
For the year ended August 31, 2002:
Net sales		$2,657,689	$1,474,553	$3,281,469	$496,084		$(753,341)	$7,156,454
Patronage dividends	$(89)	458	2,572	497	260	$187		3,885
Other revenues		6,392	80,789	21,902	(1,469)	1,845		109,459

	(89)	2,664,539	1,557,914	3,303,868	494,875	2,032	(753,341)	7,269,798
Cost of goods sold		2,489,352	1,474,392	3,272,985	457,538		(753,341)	6,940,926
Marketing, general and administrative	8,957	66,731	47,995	22,213	36,930	4,466		187,292
Gain on legal settlements			(2,970)					(2,970)
Interest	(1,403)	16,875	13,851	4,807	9,514	(1,189)		42,455
Equity (income) loss from investments	(13,425)	1,166	(283)	(4,257)	(41,331)	(3)		(58,133)
Minority interests		14,604	786					15,390

Income (loss) before income taxes	$5,782	$75,811	$24,143	$8,120	$32,224	$(1,242)	$—	$144,838

Intersegment sales		$(67,367)	$(615,853)	$(69,561)	$(560)		$753,341	$—

Goodwill		$4,059	$262		$23,605			$27,926

Capital expenditures		$54,576	$34,305	$14,851	$35,144	$1,293		$140,169

Depreciation and amortization	$1,247	$58,701	$21,214	$6,235	$13,436	$3,153		$103,986

Total identifiable assets at August 31, 2002	$242,015	$1,305,828	$799,711	$481,232	$439,942	$212,999		$3,481,727

For the year ended August 31, 2001:
Net sales		$2,781,243	$1,577,268	$3,416,239	$662,726		$(973,234)	$7,464,242
Patronage dividends	$196	712	3,683	840	339	$207		5,977
Other revenues		4,036	80,479	22,964	(238)	9,013		116,254

	196	2,785,991	1,661,430	3,440,043	662,827	9,220	(973,234)	7,586,473
Cost of goods sold		2,549,099	1,569,884	3,416,500	619,184		(973,234)	7,181,433
Marketing, general and administrative	8,503	48,432	53,417	22,396	44,870	6,428		184,046
Interest	(4,529)	25,097	15,695	8,144	13,026	4,003		61,436
Equity (income) loss from investments	(7,360)	4,081	(246)	(4,519)	(35,505)	15,055		(28,494)
Minority interests		34,713	385					35,098

Income (loss) before income taxes	$3,582	$124,569	$22,295	$(2,478)	$21,252	$(16,266)	$—	$152,954

Intersegment sales		$(71,846)	$(709,910)	$(190,695)	$(783)		$973,234	$—

Capital expenditures		$38,984	$32,448	$3,715	$20,485	$1,978		$97,610

Depreciation and amortization	$1,250	$55,343	$21,738	$4,917	$22,304	$3,628		$109,180

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies:

Environmental:

      The Company is required to comply with various environmental laws and regulations incidental to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative expenses in the consolidated statements of operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

      In connection with certain refinery upgrades and enhancements that are necessary in order to comply with existing environmental regulations, the Company expects to incur additional capital expenditures of approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $8.7 million has been spent at the Laurel refinery and $36.5 million has been spent by NCRA at the McPherson refinery as of August 31, 2003. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

Other Litigation and Claims:

      The Company is involved as a defendant in various lawsuits, claims and disputes which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

Grain Storage:

      As of August 31, 2003 and 2002, the Company stored grain and processed grain products for third parties totaling $155.2 million and $148.0 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $52.3 million was outstanding as of August 31, 2003. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

      The Company makes seasonal and term loans to member cooperatives, and its wholly-owned subsidiary, Fin-Ag, Inc., makes loans for agricultural purposes to individual producers. Some of these loans are sold to CoBank, and the Company guarantees a portion of the loans sold. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s obligations pursuant to its guarantees as of August 31, 2003 are as follows:

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2003	Guarantee	Expiration Date	Event	Provisions	as Collateral

	(dollars in thousands)
The Company’s Financial Services cooperative loans sold to CoBank	*	$6,667	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	43,016	15% of the obligations of borrowers under credit agreements for some of the loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
TEMCO, LLC	$7,500		Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
North Valley Petroleum, LLC	$194	179	Obligations by North Valley Petroleum, LLC under credit agreement	None stated	Credit agreement default	Subrogation against North Valley Petroleum, LLC	None
Third parties	*	2,413	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$52,275

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments:

      The Company leases approximately 1,900 rail cars with remaining lease terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases.

      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was $31.7 million, $30.7 million and $35.5 million for the years ended August 31, 2003, 2002 and 2001, respectively. Mileage credits and sublease income were $7.1 million, $9.5 million and $11.0 million for the years ended August 31, 2003, 2002 and 2001, respectively.

      Minimum future lease payments, required under noncancellable operating leases as of August 31, 2003 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total

	(dollars in thousands)
2004	$9,407	$12,141	$11,856	$33,404
2005	7,447	10,158	6,842	24,447
2006	5,027	9,273	4,881	19,181
2007	4,073	4,825	3,668	12,566
2008	2,914	2,240	2,061	7,215
Thereafter	4,246	1,643	4,693	10,582

Total minimum future lease payments	$33,114	$40,280	$34,001	$107,395

13.     Supplemental Cash Flow and Other Information:

      Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(dollars in thousands)
Net cash paid during the period for:
Interest	$45,239	$44,231	$63,034
Income taxes	956	27,965	11,709
Other significant noncash transactions:
Distributions of inventories of minority interests			(54,399)
Capital equity certificates issued in exchange for elevator properties	350	1,842	5,481
Equity Participation Units issued			1,045
Exchange of preferred stock	7,452
Accrual of dividends and equities payable	(39,049)	(56,510)	(72,154)
Other comprehensive income (loss)	33,583	(49,982)	512

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions:

      Related party transactions with equity investees as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Sales	$779,857	$549,978
Purchases	637,357	502,450
Receivables	13,393	21,232
Payables	29,113	18,296

      These related party transactions were primarily with Agriliance, CF Industries, Inc., Horizon Milling, TEMCO, LLC and Ventura Foods, LLC.

15.     Comprehensive Income:

      The components of comprehensive income, net of taxes, for the years ended August 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(dollars in thousands)
Net income	$123,841	$126,138	$178,554
Additional minimum pension liability	36,105	(48,797)	(15)
Financial instruments	1,045	(548)	527
Cash flow hedges	(3,548)	(637)
Foreign currency translation adjustment	(18)

Comprehensive income	$157,425	$76,156	$179,066

      The components of accumulated other comprehensive loss, net of taxes, as of August 31, 2003 and 2002 are as follows:

	2003	2002

	(dollars in thousands)
Additional minimum pension liability	$13,946	$50,051
Financial instruments	164	1,209
Cash flow hedges	4,185	637
Foreign currency translation adjustment	18

Accumulated other comprehensive loss	$18,313	$51,897

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members and Patrons of

CHS Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

November 5, 2003

Minneapolis, Minnesota

INDEPENDENT AUDITORS’ REPORT

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

June 16, 2003

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND 2002

	2003	2002

ASSETS (Note 4)
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,800,000	$9,300,000
Trade receivables — net of allowance for doubtful accounts of $1,909,000 and $1,543,000 at 2003 and 2002, respectively (Notes 2, 4 and 5)	64,313,000	57,139,000
Inventories (Notes 2, 4 and 5)	92,366,000	62,799,000
Prepaid expenses and other current assets	5,922,000	2,283,000
Due from Wilsey Foods, Inc. (Note 5)	309,000
Derivative contract asset (Notes 2 and 5)	18,703,000	13,298,000

Total current assets	184,413,000	144,819,000

PROPERTY (Notes 2 and 4):
Land, buildings and improvements	102,768,000	98,840,000
Machinery and equipment	139,264,000	129,133,000
Construction-in-progress	6,905,000	6,489,000
Other property	10,798,000	10,494,000

Total	259,735,000	244,956,000
Less accumulated depreciation and amortization	106,914,000	95,052,000

Property — net	152,821,000	149,904,000
GOODWILL — Net of amortization of $18,087,000 at 2003 and 2002
(Notes 2, 3 and 8)	43,156,000	43,156,000
TRADEMARKS — Net of amortization of $8,526,000 and $8,685,000 at 2003 and 2002 (Notes 2 and 8)	19,318,000	19,577,000
DEFERRED COMPENSATION PLAN TRUST (Note 6)	13,574,000	14,240,000
OTHER ASSETS — Net of amortization of $3,520,000 and $4,310,000 at 2003 and 2002 (Notes 2 and 8)	4,673,000	5,293,000

TOTAL	$417,955,000	$376,989,000

LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable (Note 5)	$58,395,000	$52,045,000
Accrued liabilities (Note 5)	36,984,000	25,784,000
Dividends payable	5,748,000	9,550,000
Bank lines of credit (Note 4)	20,500,000	8,000,000
Current portion of long-term debt (Note 4)	74,228,000	12,758,000
Current portion of long-term liability — Wilsey Foods, Inc. (Note 1)		491,000
Derivative contract liability (Notes 2 and 5)	12,162,000	4,120,000

Total current liabilities	208,017,000	112,748,000
LONG-TERM DEBT (Note 4)	22,950,000	97,178,000
DEFERRED COMPENSATION OBLIGATIONS (Note 6)	20,496,000	16,347,000

Total liabilities	251,463,000	226,273,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7) MEMBERS’ CAPITAL	166,492,000	150,716,000

TOTAL	$417,955,000	$376,989,000

See notes to consolidated financial statements.

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

			Three Months	Year Ended
	Year Ended	Year Ended	Ended	December 31,
	March 31, 2003	March 31, 2002	March 31, 2001	2000

NET SALES (Notes 2 and 5)	$1,096,425,000	$965,521,000	$215,158,000	$889,775,000
COST OF GOODS SOLD (Notes 2 and 5)	912,702,000	791,061,000	177,492,000	743,291,000

GROSS PROFIT	183,723,000	174,460,000	37,666,000	146,484,000

OPERATING EXPENSES:
Selling, general and administrative (Notes 2 and 5)	105,424,000	91,827,000	20,092,000	77,878,000
Amortization of intangibles (Notes 2 and 8)	223,000	6,227,000	1,581,000	6,431,000

Total operating expenses	105,647,000	98,054,000	21,673,000	84,309,000

OPERATING INCOME	78,076,000	76,406,000	15,993,000	62,175,000
INTEREST EXPENSE — Net (Note 4)	6,785,000	7,474,000	2,071,000	9,585,000
OTHER EXPENSE (INCOME) (Note 7)	733,000	(1,554,000)	(446,000)	(4,916,000)

NET INCOME	$70,558,000	$70,486,000	$14,368,000	$57,506,000

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

VENTURA FOODS, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2003 AND 2002, THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
	2003	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,558,000	$70,486,000	$14,368,000	$57,506,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,416,000	12,186,000	2,833,000	10,829,000
Amortization of intangibles	223,000	6,227,000	1,581,000	6,431,000
Deferred rent	515,000
Loss (gain) on disposal of assets	872,000	324,000	128,000	(139,000)
Derivative contract asset	2,637,000	(1,803,000)	(7,375,000)
Changes in operating assets and liabilities:
Trade receivables	(7,174,000)	(771,000)	980,000	(359,000)
Inventories	(29,567,000)	3,881,000	5,089,000	(3,246,000)
Prepaid expenses and other current assets	(3,639,000)	(793,000)	330,000	234,000
Accounts payable	6,350,000	(4,491,000)	(2,943,000)	(4,654,000)
Accrued liabilities	10,685,000	2,893,000	(2,540,000)	2,499,000
Deferred compensation obligations	4,815,000	4,866,000	(1,767,000)	6,747,000
Due from/to affiliates	(309,000)	47,000	1,000	293,000

Net cash provided by operating activities	68,382,000	93,052,000	10,685,000	76,141,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property	(16,062,000)	(13,268,000)	(4,869,000)	(13,037,000)
Proceeds from sale of assets	1,845,000	69,000	23,000	1,021,000
Acquisitions — net of cash acquired (Note 3)				(5,312,000)
Acquisition of trademarks				(47,000)
Investment in rabbi trust		(13,976,000)
Other assets	(1,332,000)	(48,000)	67,000	(201,000)

Net cash used in investing activities	(15,549,000)	(27,223,000)	(4,779,000)	(17,576,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(12,758,000)	(12,603,000)	(554,000)	(12,417,000)
Net borrowings from (payments on) line of credit	12,500,000	3,000,000	5,000,000	(15,000,000)
Payment to Wilsey Foods, Inc. (Note 1)	(491,000)	(487,000)	(487,000)
Dividends paid	(58,584,000)	(60,589,000)		(38,539,000)

Net cash (used in) provided by financing activities	(59,333,000)	(70,679,000)	3,959,000	(65,956,000)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(6,500,000)	(4,850,000)	9,865,000	(7,391,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,300,000	14,150,000	4,285,000	11,676,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,800,000	$9,300,000	$14,150,000	$4,285,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION — Cash paid during the period for interest	$7,183,000	$8,129,000	$653,054	$10,181,000

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

      At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company and was included in long-term liability — Wilsey Foods, Inc. The amount was payable in five equal annual installments of $487,000 plus a final installment of $491,000. The final installment of $491,000 was paid during fiscal 2003.

2.	Accounting Policies

      Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of Ventura Foods, LLC and its 100%-owned subsidiary, Ventura Jets, Inc. All material intercompany transactions have been eliminated.

      Fiscal Year End — During 2001, the Company changed its fiscal year end to March 31. Prior to such change, the Company’s fiscal year end had been December 31.

      Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Inventories — Inventories consist of the following at March 31:

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

      Derivative Financial Instruments — The Company’s use of derivative financial instruments is limited to forwards, futures and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company’s policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position. Forward purchase and sales contracts with established market participants as well as exchange traded futures contracts are

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into in amounts necessary to protect against price changes on raw materials needed for the Company’s food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price (“Basis Contracts”). Additionally, the Company’s policies do not permit speculative trading of such contracts. All of these qualify as derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are stated at market value. Changes in market value are recognized in the consolidated statements of income, through cost of sales, in the periods such changes occur. The adoption of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Company’s results of operations, as the Company historically recorded its financial instruments at market value. Prior to the adoption of SFAS No. 133, the market value of futures contracts, Basis Contracts, and forward purchase and sales contracts were recorded as a component of inventory. Beginning with the adoption of SFAS No. 133, the market value of these contracts is now recorded separately on the consolidated balance sheets as derivative contract assets or liabilities. These contracts have maturities of less than one year.

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and Depreciation — Property is stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	40 years
Leasehold improvements	3-19 years
Machinery and equipment	10-25 years
Other property	3-20 years

      Fair Value of Financial Instruments — The Company estimates the fair value of financial instruments using the following methods and assumptions:

Accounts Receivable and Accounts Payable — The carrying amounts approximate fair value due to the short maturities of these instruments.

Lines of Credit — The carrying amounts approximate fair value, as the interest rates are based upon variable reference rates.

Long-Term Debt — The fair value of long-term fixed rate debt is estimated based upon prevailing market interest rates available to the Company. The Company estimates the fair value on the $25,573,000 6.55% fixed rate debt as of March 31, 2003 to be $27,804,000.

      Futures Contracts — The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.

      Concentration of Credit Risk — During the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, net sales to one customer were 23%, 22%, 22% and 21% of total net sales, respectively. This customer represents approximately 23% and 19% of trade receivables at March 31, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

      Marketable Securities — The Company’s marketable securities comprise equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices. Unrealized gains and losses on equity securities are recognized in net income and totaled $666,000 and $(264,000) for the years ended March 31, 2003 and 2002, respectively (see Note 6).

      Goodwill and Trademarks — The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002, the first day of its 2003 fiscal year. As a result, goodwill and indefinite life intangible assets (“trademarks”) are no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. See Note 8 for the effect of adopting SFAS No. 142.

      Other identifiable intangible assets consist of patents, deferred financing costs and other assets, which are amortized using the straight-line method over 5 to 15 years.

      Impairment of Long-Lived Assets — Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recorded under the discounted future cash flow method.

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Costs — The Company expenses advertising costs in the period incurred. For the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred advertising expenses of approximately $9,039,000, $7,100,000, $1,300,000 and $6,100,000, respectively.

      Income Taxes — The Company is a limited liability company and has no liability for federal and state income taxes. Income is taxed to the members based on their allocated share of taxable income or loss. However, certain states tax the income of limited liability companies. The Company’s liability for such state income taxes is not significant.

      Revenue Recognition — The Company is a processor and distributor of edible oils used in food preparation and a packager of food products. Revenue is recognized upon transfer of title to the customer, which occurs generally upon shipment. In certain instances, title is transferred upon receipt by the customer, at which time the Company records revenue. Amounts billed to the customer as part of a sales transaction related to shipping and handling are included in sales. Revenue is recorded net of discounts, rebates and certain sales incentives.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications — Certain reclassifications have been made to the prior periods’ financial statements to conform to the 2003 presentation.

      Recent Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As required, the Company will apply the provisions of SFAS No. 143 prospectively to retirements of tangible long-lived assets, if any, initiated for fiscal years beginning after June 15, 2002.

      In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting The Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Lines of Credit — At March 31, 2003, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $72,000,000. Outstanding borrowings at March 31, 2003 and 2002 were $20,500,000 and $8,000,000, respectively. The applicable interest rates are based, at the option of the Company, at a London Interbank Offered Rate (“LIBOR”) or a term federal funds rate (“TFFR”) option. The weighted-average interest rate at March 31, 2003 and 2002 was 1.72% and 2.24%, respectively. The lines of credit mature at varying dates between November 2003 and February 2004.

      Long-Term Debt — At March 31, 2003 and 2002, balances outstanding on term loans with a banking group were $71,605,000 and $81,905,000, respectively. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based or a fixed rate option. The weighted-average interest rate on such borrowings at March 31, 2003 and 2002 was 6.53% and 6.59%, respectively. The term loans with the banking group mature on December 23, 2003.

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net income to the amount adjusted for the exclusion of goodwill and trademarks amortization follows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000:

	March 31		December 31

	2003	2002	2001	2000

Reported net income	$70,558,000	$70,486,000	$14,368,000	$57,506,000
Add:
Goodwill amortization	—	3,972,000	1,036,000	4,001,000
Trademark amortization	—	1,853,000	421,000	1,684,000

Adjusted net income	$70,558,000	$76,311,000	$15,825,000	$63,191,000

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

      As discussed in Note 2, the Company changed its fiscal year end to March 31. Audited financial information for the three months ended March 31, 2001 has been included herein. For comparison purposes, selected unaudited financial information for the three months ended March 31, 2000 is as follows:

Sales	$211,815,000
Cost of goods	172,818,000
Net	17,123,000
Total	362,382,000
Total liabilities	231,789,000
Members’	130,593,000