Form 10-Q
period 2003-11-30
CHS INC
filed 2004-01-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 333-17865

Exchange Act Filing Number 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, MN 55077	(651) 355-6000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

      Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 30, 2003

NONE	NONE

PART I. FINANCIAL INFORMATION
CHS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 906
EX-99.1 Cautionary Statement

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Exhibit 99.1, under the caption “Cautionary Statement” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,	November 30,
	2003	2003	2002

	(Unaudited)		(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,086	$168,249	$138,823
Receivables	818,632	763,780	824,899
Inventories	1,022,523	801,883	929,995
Other current assets	292,669	178,661	202,828

Total current assets	2,252,910	1,912,573	2,096,545
Investments	519,107	532,893	489,289
Property, plant and equipment	1,135,351	1,122,982	1,068,786
Other assets	248,915	239,520	181,068

Total assets	$4,156,283	$3,807,968	$3,835,688

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$376,846	$251,131	$246,061
Current portion of long-term debt	17,437	14,951	89,026
Customer credit balances	72,254	58,417	91,792
Customer advance payments	168,370	123,383	222,137
Checks and drafts outstanding	83,110	85,239	70,150
Accounts payable	700,885	627,250	642,537
Accrued expenses	281,593	254,415	231,003
Dividends and equities payable	63,082	39,049	72,088

Total current liabilities	1,763,577	1,453,835	1,664,794
Long-term debt	642,187	648,222	654,196
Other liabilities	118,204	111,555	116,144
Minority interests in subsidiaries	116,181	112,645	94,877
Commitments and contingencies
Equities	1,516,134	1,481,711	1,305,677

Total liabilities and equities	$4,156,283	$3,807,968	$3,835,688

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
REVENUES:
Net sales	$2,489,344	$2,400,596
Patronage dividends	320	166
Other revenues	32,713	35,089

	2,522,377	2,435,851
Cost of goods sold	2,414,530	2,338,559
Marketing, general and administrative	47,732	43,148

Operating earnings	60,115	54,144
Gain on legal settlements		(1,797)
Interest	11,540	12,813
Equity income from investments	(13,707)	(8,165)
Minority interests	3,922	5,431

Income before income taxes	58,360	45,862
Income taxes	7,621	5,506

Net income	$50,739	$40,356

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended November 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$50,739	$40,356
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,815	25,866
Noncash net income from equity investments	(13,707)	(8,165)
Minority interests	3,922	5,431
Noncash portion of patronage dividends received	(311)	(184)
(Gain) loss on sale of property, plant and equipment	(57)	463
Other, net	227	446
Changes in operating assets and liabilities:
Receivables	(45,022)	(65,984)
Inventories	(214,886)	(161,877)
Other current assets and other assets	(122,914)	(66,771)
Customer credit balances	12,838	65,331
Customer advance payments	44,975	53,014
Accounts payable and accrued expenses	90,274	129,305
Other liabilities	6,649	(2,136)

Net cash (used in) provided by operating activities	(160,458)	15,095

Cash flows from investing activities:
Acquisition of property, plant and equipment	(52,233)	(40,613)
Proceeds from disposition of property, plant and equipment	21,664	4,748
Investments	(10)	(1,384)
Equity investments redeemed	27,493	15,313
Investments redeemed	3,458	1,713
Changes in notes receivable	(6,144)	(11,241)
Acquisitions of intangibles		(379)
Acquisitions of working capital, net		(13,030)
Distribution to minority owners	(1,338)	(463)
Other investing activities, net	2,507	444

Net cash used in investing activities	(4,603)	(44,892)

Cash flows from financing activities:
Changes in notes payable	125,715	(86,453)
Long-term debt borrowings		175,000
Principal payments on long-term debt	(3,771)	(3,902)
Payments on derivative instruments		(7,574)
Changes in checks and drafts outstanding	(2,904)	(14,101)
Proceeds from sale of preferred stock, net of expenses		64
Preferred stock dividends paid	(1,874)	(184)
Retirements of equities	(1,268)	(2,422)

Net cash provided by financing activities	115,898	60,428

Net (decrease) increase in cash and cash equivalents	(49,163)	30,631
Cash and cash equivalents at beginning of period	168,249	108,192

Cash and cash equivalents at end of period	$119,086	$138,823

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands)

Note 1.	Accounting Policies

      The unaudited consolidated balance sheets as of November 30, 2003 and 2002, and the statements of operations and cash flows for the three months ended November 30, 2003 and 2002 reflect, in the opinion of management of CHS Inc. (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company’s businesses. The consolidated balance sheet data as of August 31, 2003 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 21, 2003.

Goodwill and Other Intangible Assets

      The Company had $27.1 million of goodwill as of November 30, 2003, and during the three months then ended, the Company had no additions or disposals of goodwill.

      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets is $35.3 million with total accumulated amortization of $10.7 million as of November 30, 2003. Intangible assets of $0.2 million (non-cash acquisition) and $0.4 million were acquired during the three months ended November 30, 2003 and 2002, respectively. Total amortization expense for intangible assets during the three-month periods ended November 30, 2003 and 2002, was approximately $1.3 million and $1.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.8 million annually.

Recent Accounting Pronouncements

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after December 15, 2003. The Company has not yet determined what the effects of adopting this standard will have on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have any effect on the Company.

Reclassifications

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. In addition, the Company previously amended its Quarterly Report on Form 10-Q for the three months ended November 30, 2002 to restate its financial statements for such period. The restatement reduced previously reported net sales and cost of goods sold to eliminate intercompany sales. These reclassifications and restatement had no effect on previously reported net income, equities and comprehensive income, or cash flows.

Note 2.     Receivables

	November 30,	August 31,	November 30,
	2003	2003	2002

Trade	$798,238	$748,398	$797,559
Other	53,029	47,000	53,992

	851,267	795,398	851,551
Less allowances for doubtful accounts	32,635	31,618	26,652

	$818,632	$763,780	$824,899

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2003	2003	2002

Grain and oilseed	$553,784	$370,381	$556,962
Energy	322,417	292,095	217,155
Feed and farm supplies	113,784	95,589	102,553
Processed grain and oilseed	31,396	42,688	44,904
Other	1,142	1,130	8,421

	$1,022,523	$801,883	$929,995

Note 4.	Investments

      In April, 2003, the Company acquired an additional economic interest in the wholesale crop protection products business of Agriliance, LLC (the “CPP Business”), which constitutes only a part of Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance, LLC are owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance, LLC did not change with the purchase of this additional economic interest. Agriliance, LLC earnings are split among the members based upon the respective economic interests of each member.

      The following provides summarized unaudited financial information for the Company’s unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the three-month periods as indicated below.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Ventura Foods, LLC

	For the Three Months
	Ended November 30,

	2003	2002

Net sales	$344,119	$287,025
Gross profit	52,908	49,728
Net income	23,616	20,791

	November 30,

	2003	2002

Current assets	$192,103	$184,362
Non-current assets	235,236	232,264
Current liabilities	216,754	148,808
Non-current liabilities	21,738	85,050

Agriliance, LLC

	For the Three Months
	Ended November 30,

	2003	2002

Net sales	$605,253	$592,730
Gross profit	51,218	48,522
Net loss	(14,442)	(20,110)

	November 30,

	2003	2002

Current assets	$1,389,626	$1,153,138
Non-current assets	120,055	133,474
Current liabilities	1,268,587	970,562
Non-current liabilities	26,784	107,820

Note 5.	Equities

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

      The Company had previously suspended sales of its 8% Preferred Stock (Old Preferred) after raising $9.5 million (9,454,874 shares), and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares)

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

was redeemed in cash at $1 per share. As of November 30, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

      The Company’s Board of Directors authorized the issuance of up to $13.0 million of the New Preferred in exchange for capital equity certificates. On November 26, 2003 the Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the additional New Preferred, however, the registration statement is pending review and approval by the Securities and Exchange Commission and is not yet effective.

Note 6.	Comprehensive Income

      For the three months ended November 30, 2003 and 2002, total comprehensive income amounted to $51.3 million and $34.6 million, respectively. Accumulated other comprehensive loss on November 30, 2003, August 31, 2003 and November 30, 2002 was $17.8 million, $18.3 million and $57.7 million, respectively.

Note 7.	Non-Cash Activities

      During the three months ended November 30, 2003 and 2002 the Company accrued dividends and equities payable of $26.5 million and $18.0 million, respectively.

      During the three months ended November 30, 2003 the Company issued capital equity certificates in the amount of $10.0 million in exchange for elevator properties.

Note 8.	Segment Reporting

      The Company manages five business segments, which are based on products and services, and are Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures and other investments, from which the Company derives investment income based upon the profitability of these investments. The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Country Operations and Services segment derives its revenues through the origination and marketing of grain, through the retail sales of petroleum and agronomy products, and processed sunflower, feed and farm supplies. The Country Operations segment also derives revenues from service activities related to crop production. The Grain Marketing segment derives its revenues from the sale of grains and oilseeds and from service activities conducted at its export terminals. The processed Grains and Foods segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, from equity income in an oilseed food manufacturing joint venture, and from the sale of Mexican food products.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Segment information for the three months ended November 30, 2003 and 2002 is as follows:

			Country		Processed
			Operations	Grain	Grains and		Reconciling
	Agronomy	Energy	and Services	Marketing	Foods	Other	Amounts	Total

For the Three Months Ended November 30, 2003
Net sales		$916,040	$502,944	$1,205,217	$150,625		$(285,482)	$2,489,344
Patronage dividends		15	20	261		$24		320
Other revenues		2,854	21,078	6,920	812	1,049		32,713

		918,909	524,042	1,212,398	151,437	1,073	(285,482)	2,522,377
Cost of goods sold		859,948	496,202	1,203,596	140,266		(285,482)	2,414,530
Marketing, general and administrative	$1,314	14,566	15,151	6,189	9,105	1,407		47,732
Interest	(83)	3,799	3,245	1,154	3,516	(91)		11,540
Equity loss (income) from investments	3,131	(296)	(25)	(1,975)	(14,542)	—		(13,707)
Minority interests		3,689	233					3,922

(Loss) income before income taxes	$(4,362)	$37,203	$9,236	$3,434	$13,092	$(243)	$—	$58,360

Intersegment sales		$(27,136)	$(247,981)	$(10,365)			$285,482	$—

Goodwill assets		$3,185	$262		$23,605			$27,052

Capital expenditures		$32,389	$8,633	$2,998	$7,861	$352		$52,233

Depreciation and amortization	$312	$14,413	$5,220	$2,277	$3,816	$777		$26,815

Total identifiable assets at November 30, 2003	$269,320	$1,386,239	$1,113,530	$597,638	$508,118	$281,438		$4,156,283

For the Three Months Ended November 30, 2002
Net sales		$911,589	$489,066	$1,161,554	$113,833		$(275,446)	$2,400,596
Patronage dividends		13	51	78		$24		166
Other revenues		2,736	24,537	6,604	909	303		35,089

		914,338	513,654	1,168,236	114,742	327	(275,446)	2,435,851
Cost of goods sold		860,329	487,910	1,159,447	106,319		(275,446)	2,338,559
Marketing, general and administrative	$1,140	14,185	12,603	6,071	8,088	1,061		43,148
Gain on legal settlement			(1,797)					(1,797)
Interest	(298)	4,010	5,388	1,858	2,346	(491)		12,813
Equity loss (income) from investments	4,018	(320)	(215)	(814)	(10,834)			(8,165)
Minority interests		5,135	296					5,431

(Loss) income before income taxes	$(4,860)	$30,999	$9,469	$1,674	$8,823	$(243)	$—	$45,862

Intersegment sales		$(24,010)	$(251,128)	$(308)			$275,446	$—

Goodwill assets		$3,667	$262		$23,605			$27,534

Capital expenditures		$17,959	$10,322	$517	$11,156	$659		$40,613

Depreciation and amortization	$312	$14,538	$5,421	$1,605	$3,135	$855		$25,866

Total identifiable assets at November 30, 2002	$232,942	$1,311,583	$1,035,287	$594,278	$457,480	$204,118		$3,835,688

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Commitments and Contingencies

Environmental

      The Company, including NCRA, expects to incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $13.4 million has been spent at the Laurel refinery and $53.7 million has been spent by NCRA at the McPherson refinery as of November 30, 2003. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company’s obligations pursuant to its guarantees as of November 30, 2003 are as follows:

	Guarantee/	Exposure on
	Maximum	November 30,	Nature of				Assets Held
Entities	Exposure	2003	Guarantee	Expiration Date	Triggering Event	Recourse Provisions	as Collateral

	(Dollars in thousands)
The Company’s financial services cooperative loans sold to CoBank	*	$6,694	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	35,597	15% of the obligations of borrowers under credit agreements for some of the loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$15,000	9,687	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
North Valley Petroleum, LLC	$194	177	Obligations by North Valley Petroleum, LLC under credit agreement	None stated	Credit agreement default	Subrogation against North Valley Petroleum, LLC	None
Third parties	*	4,514	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$56,669

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the three months ended November 30, 2003 and 2002 is shown in Note 8 to the Consolidated Financial Statements.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2003 and 2002

      Net Income. Consolidated net income for the three months ended November 30, 2003 was $50.7 million compared to $40.4 million for the three months ended November 30, 2002, which represents a $10.3 million (26%) increase. The most significant increases in earnings, when comparing the three months ended November 30, 2003 with the same period of a year ago, were generated with the Company’s Energy and Processed Grains and Foods segments. The Energy segment generated increased earnings of $6.2 million, primarily as the result of strong refining margins. The Processed Grains and Foods segment earnings increased $4.3 million, primarily the result of improved margins within the soybean crushing and oil packaging complex. Stronger soymeal margins resulted in the geographical area of the Company’s plants primarily because a competitor’s facility was inoperative during much of the period. Refined soybean oil-based products generated improved margins primarily due to increased volumes.

      Net Sales. Consolidated net sales of $2.5 billion for the three months ended November 30, 2003 increased $88.7 million (4%) compared to the three months ended November 30, 2002.

      Company-wide grain and oilseed net sales of $1.3 billion increased $31.9 million (3%) during the three months ended November 30, 2003 compared with that sales activity during the three months ended November 30, 2002. Sales consummated by the Grain Marketing segment totaled $1,205.1 million and $1,161.6 million during the periods ended November 30, 2003 and 2002, respectively. Grain sales for the Country Operations and Services segment to outside customers during these same periods were $71.4 million and $83.0 million, respectively. Sales of grain between the Country Operations and Services segment and the Grain Marketing segment during those periods were $258.3 million and $251.4 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net sales increase of $31.9 million is attributable to higher grain prices during the three month period ended November 30, 2003 compared to those prevailing during the same period a year earlier. In an analysis of this increase in net sales, the weighted average sale price of all grain and oilseed commodities sold reflected an increase of $0.22 per bushel (5%) which contributed $63.0 million to the increase. Volume decreased about 2% during the three month period ended November 30, 2003 compared with the same three month period of a year ago, and had the affect of reducing sales by $31.1 million. Soybeans reflected the largest price increase, and corn reflected the largest volume decrease.

      Energy net sales of $888.9 million increased $1.3 million (less than 1%) during the three months ended November 30, 2003 compared with that sales activity during the three months ended November 30, 2002. During the three months ended November 30, 2003 and 2002, respectively, the Energy segment had sales to the Country Operations and Services segment of $27.1 million and $24.0 million, respectively. Those intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $1.3 million is comprised of an increase of $72.5 million related to price appreciation and a decrease in sales of $71.2 million because of lower sales volume. On a more product-specific basis, refined fuels prices increased $0.05 per gallon and volumes decreased 2% comparing the three months ended November 30, 2003 with the same period a year ago. Propane prices increased $0.15 per gallon and sales volume decreased 19% in comparison of the same two periods. Refined fuel prices are generally reflective of crude oil prices. The higher propane prices reflect lower industry stocks in 2003 as the result of a cold winter earlier in the calendar year. The lower sales volume for propane during the three months ended November 30, 2003 is primarily reflective of a dry autumn which offered minimal opportunity for corn drying (propane is used as the fuel for corn dryers at grain elevators) and a relatively warm fall season which reduces its demand for home heating.

      Country operations non-grain net sales of $173.3 million increased by $18.8 million (12%) during the three months ended November 30, 2003 compared to the three months ended November 30, 2002, primarily in agronomy and energy products compared to November 30, 2002. Fertilizer volume and the net average sales price increased compared to the previous year. Energy product sales increased primarily as the result of an increase in the average selling price of propane compared to the previous year.

      Processed Grains and Foods segment net sales of $150.6 million increased $36.8 million (32%) during the three months ended November 30, 2003 compared to the three months ended November 30, 2002. Oilseed processing net sales increased $37.6 million primarily due to additional volumes at a new crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004 and an average selling price increase of $0.04 per bushel in refined oilseed products.

      Patronage Dividends. Patronage dividends received of $0.3 million increased $0.2 million during the three months ended November 30, 2003 compared to the three months ended November 30, 2002.

      Other Revenues. Other revenues of $32.7 million decreased $2.4 million (7%) during the three months ended November 30, 2003 compared to the three months ended November 30, 2002. The most significant decrease was in the Country Operations and Services segment compared to the prior year.

      Cost of Goods Sold. Cost of goods sold of $2.4 billion increased $76.0 million (3%) during the three months ended November 30, 2003 compared to the three months ended November 30, 2002. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased 2% compared to the three months ended November 30, 2002 primarily due to a $0.21 (5%) average cost per bushel increase, which was partially offset by a 2% decrease in volumes compared to the prior year. This increase in cost of goods sold was primarily the result of higher commodity prices. The Energy segment cost of goods sold decreased by $0.4 million during the three months ended November 30, 2003 compared to the same period of the prior year, primarily due to reduced volumes, which was partially offset by increased average costs. On a more product-specific basis, refined fuels volumes decreased by 2%, which was partially offset by an average cost increase of $0.05 per gallon compared to the three months ended November 30, 2002. The average cost increase on refined fuels is reflective of crude oil prices. Propane volumes decreased 19%, which was partially offset by an increased average cost of $0.15 per gallon compared to the three months ended November 30, 2002. Volumes of propane products were reduced due to a dry autumn, which was partially offset by an average cost increase due to higher input costs compared to the three months ended November 30, 2002. Country operations non-grain cost of goods sold increased by 12% during the three months ended November 30, 2003 compared to the three months ended November 30, 2002 due to an increased average cost per unit on fertilizer and propane products. The Processed Grains and Foods segment cost of goods sold increased by $33.9 million (32%) compared to the three months ended November 30, 2002, which was primarily due to increased volumes at the new crushing plant in Fairmont, Minnesota and increased cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $47.7 million for the three months ended November 30, 2003 increased by $4.6 million (11%) compared to the three months ended November 30, 2002. The net increase is primarily due to additional expenses within the Country Operations and Services segment related to acquisitions during 2003.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $1.8 million during the three months ended November 30, 2002 from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $11.5 million for the three months ended November 30, 2003 decreased by $1.3 million (10%) compared to the three months ended November 30, 2002. The average level of short-term borrowings decreased $76.5 million primarily due to financing lower average working capital needs and an average short-term interest rate decrease of 0.7% during the three months ended November 30, 2003 compared to the three months ended November 30, 2002.

      Equity income from investments. Equity income from investments of $13.7 million for the three months ended November 30, 2003 increased $5.5 million (68%) compared to the three months ended November 30, 2002. This increase is primarily attributable to improved earnings within the Grain Marketing segment’s two exporting joint ventures, improved earnings by Horizon Milling and improved earnings by Ventura.

      A weaker U.S. dollar and poor weather conditions in certain competing grain exporting countries contributed to a $0.8 million increase in equity income from the Company’s investment in TEMCO, LLC, a joint venture which exports corn and soybeans. These same conditions contributed to a $0.4 million improvement in equity income from the Company’s investment in United Harvest, LLC, a joint venture which exports wheat. Improved margins resulting primarily from a reduction in industry supply contributed to a $2.3 million improvement in equity income derived from the Company’s investment in Horizon Milling. The Company’s equity income from its investment in Ventura improved $1.4 million in comparison to the prior year, primarily due to increased volumes.

      Minority Interests. Minority interests of $3.9 million for the three months ended November 30, 2003 decreased by $1.5 million (28%) compared to the three months ended November 30, 2002. The net change in minority interests during the three months ended November 30, 2003 compared to the prior year was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries. Substantially all minority interests relate to National Cooperative Refinery Association (NCRA) an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $7.6 million for the three months ended November 30, 2003 compares to $5.5 million for the three months ended November 30, 2002, resulting in effective tax rates of 13.1% and 12.0%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended November 30, 2003 and 2002. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Liquidity and Capital Resources

      On November 30, 2003 the Company had working capital, defined as current assets less current liabilities, of $489.3 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0 compared to working capital of $458.7 million and a current ratio of 1.3 to 1.0 on August 31, 2003. On November 30, 2002, the Company had working capital of $431.8 million and a current ratio of 1.3 to 1.0, compared to working capital of $249.1 million and a current ratio of 1.2 to 1.0 on August 31, 2002. In October 2002, the Company borrowed $175.0 million from a group of insurance companies on a long-term basis and in January 2003 received net proceeds of $82.5 million from the sale of preferred stock to the general public. This financing was initiated in part to fund capital expenditures related to the low sulfur fuel regulations discussed below in Cash Flows from Investing Activities. The Company has committed lines of revolving credit totaling $730.0 million, of which $376.0 million was drawn on November 30, 2003, primarily for the purpose of financing receivables and inventories. These receivables and inventories are highly liquid. The Company believes that its liquidity is adequate to cover any increase in net operating assets and liabilities.

Cash Flows from Operations

      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in Exhibit 99.1 Cautionary Statement and may affect net operating assets and liabilities and liquidity.

      Cash flows provided by (used in) operating activities were $(160.5) million and $15.1 million for the three months ended November 30, 2003 and 2002, respectively. Volatility in cash flows from operations for these periods is primarily the result of changing grain prices. On November 30, 2003, the market price per bushel of spring wheat, soybeans and corn, were $0.30 (8%), $1.85 (31%), and $.01 (0%) greater than their respective values on August 31, 2003. These increases in grain prices, in combination with larger inventory quantities due to fall harvest, had the affect of contributing significantly to an increase in net operating assets and liabilities values compared with those on August 31, 2003, thus using cash resources. In contrast, on November 30, 2002, the market price per bushel of spring wheat, soybeans and corn were $1.35 (26%), $0.35 (6%) and $0.28 (11%) lower than their respective values on August 31, 2002. While inventory quantities increased somewhat due to fall harvest, these declining commodity prices partially mitigated that factor and net operating assets and liabilities increased only moderately when compared with those on August 31, 2002.

      Operating activities of the Company used net cash of $160.5 million during the three months ended November 30, 2003. Net income of $50.7 million and net non-cash expenses of $16.9 million were offset by an increase in net operating assets and liabilities of $228.1 million. The primary components of net non-cash expenses included depreciation and amortization of $26.8 million and a partial offset of net income from equity investments of $13.7 million. The increase in net operating assets and liabilities was caused primarily by increases in the prices of the three primary grain commodities handled by the Company, as explained in the preceding paragraph. Factors contributing to this price appreciation included a shortage of transportation and a perceived future shortage of soybeans due to poor late season growing conditions for that crop. These and other less significant factors increased net operating assets and liabilities $228.1 million and was the largest use of cash from operations. A major part of this increase in net operating assets and liabilities was financed with short-term notes payable. Because the change in short-term notes payable is shown in cash flows from financing activities, this source of cash does not offset the corresponding use of cash as part of the cash flows from operating activities in the Consolidated Statements of Cash Flows.

      Operating activities of the Company provided net cash of $15.1 million during the three months ended November 30, 2002. Net income of $40.4 million and net non-cash expenses of $23.8 million were partially offset by an increase in net operating assets and liabilities $49.1 million. The primary components of net non-cash expenses included depreciation and amortization of $25.9 million and a partial offset of net income from equity investments of $8.2 million. The increase in net operating assets and liabilities was primarily due to the seasonality of grain harvest, with the affect of greater volume partially offset by lower grain prices. This increase in net operating assets and liabilities of $49.1 million represented the largest use of cash generated through operations.

      The Company expects that railcars will continue to be in short supply during the next quarter to transport grain from its country elevator locations to sale destinations. Inventories at most of the Company’s country operations elevators are already at near maximum capacity; consequently this situation is likely not to contribute to an increase in net operating assets and liabilities, but rather these inventories will not be reduced at the pace normally experienced. The Company also expects to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products at its country operations locations during the next fiscal quarter. At the same time the Company expects this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from its own customers for these products. Prepayments are used frequently for agronomy products to assure supply, and at times to guarantee price. The Company believes that it has adequate capacity through its committed credit facility to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

      For the three months ended November 30, 2003 and 2002, the net cash flows used in the Company’s investing activities totaled $4.6 million and $44.9 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $52.2 million and $40.6 million for the three months ended November 30, 2003 and 2002, respectively. For the three months ended November 30, 2002, the acquisitions of property, plant and equipment included $8.5 million acquired as part of a business. Capital expenditures during the three months ended

November 30, 2003 included $7.7 million for the construction of an oilseed processing facility in Fairmont, Minnesota, with total expenditures for the project at $76.6 million through November 30, 2003. The Fairmont facility was essentially complete and operational during the three months ended November 30, 2003, and during the same quarter, the Company entered into a sale leaseback transaction for the facility equipment and received cash proceeds of $19.8 million from the sale. For the year ended August 31, 2004 the Company expects to spend approximately $252.7 million for the acquisition of property, plant and equipment. Capital expenditures started in fiscal 2002, primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $13.4 million has been spent at the Laurel refinery and $53.7 million has been spent by NCRA at the McPherson refinery as of November 30, 2003. The Company expects all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      Investments made during the three months ended November 30, 2003 and 2002 totaled $10 thousand and $1.4 million, respectively.

      Acquisitions of intangibles were $0.4 million for the three months ended November 30, 2002, and net working capital acquired in business acquisitions was $13.0 million during the same period.

      During the three months ended November 30, 2003 and 2002 the changes in notes receivable resulted in decreases in cash flows of $6.1 million and $11.2 million, respectively, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil Company.

      Distributions to minority owners for the three months ended November 30, 2003 and 2002 were $1.3 million and $0.5 million, respectively, and were primarily related to NCRA. Cash distributions NCRA has made to its members decreased in 2003 and 2002, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $21.7 million and $4.7 million for the three months ended November 30, 2003 and 2002, respectively. During the three months ended November 30, 2003, proceeds of $19.8 million were from a sale leaseback transaction previously discussed. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $31.0 million and $17.0 million for the three months ended November 30, 2003 and 2002, respectively.

Cash Flows from Financing Activities

      The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2003, the Company entered into a 364-day credit facility of $600.0 million committed. In addition to these lines of credit, the Company has a 364-day credit facility dedicated to NCRA, with a syndication of banks in the amount of $30.0 million committed. On November 30, 2003, August 31, 2003 and November 30, 2002, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $376.8 million, $251.1 million and $246.1 million, respectively. The increase in short-term notes payable on November 30, 2003 was primarily due to increased grain prices on November 30, 2003 as compared to August 31, 2003. The increase in grain prices is related to a decrease in supply related to poor late summer growing conditions, as well as increased inventories at country elevator facilities due to harvest and a shortage of railcars available to transport the grain to sale destinations. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility.

      In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. The Company had a previous outstanding balance on this facility of $75.0 million on November 30, 2002.

      In May 2003, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. There was no outstanding balance on this new credit facility on November 30, 2003 or August 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $136.1 million, $137.8 million and $142.7 million on November 30, 2003, August 31, 2003 and November 30, 2002, respectively. Interest rates on November 30, 2003 ranged from 2.04% to 13.0%. Repayments of approximately $1.6 million were made on this facility during each of the three months ended November 30, 2003 and 2002.

      Also in June 1998, the Company completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments will be made in equal annual installments of $37.5 million each in the years 2008 through 2013.

      In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011.

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

      The Company, through NCRA, had revolving term loans outstanding of $14.3 million, $15.0 million and $17.3 million on November 30, 2003, August 31, 2003 and November 30, 2002, respectively. Interest rates on November 30, 2003 ranged from 6.48% to 6.99%. Repayments of approximately $0.8 million were made during each of the three months ended November 30, 2003 and 2002.

      On November 30, 2003, the Company had total long-term debt outstanding of $659.6 million, of which $164.3 million was bank financing, $480.0 million was private placement proceeds and $15.3 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 has not materially changed during the three months ended November 30, 2003. The Company’s long-term debt is unsecured except for industrial revenue bonds and other notes and contracts in the amount of $7.0 million, however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. The Company is in compliance with all debt covenants and restrictions as of November 30, 2003.

      During the three months ended November 30, 2003 and 2002, the Company borrowed on a long-term basis no dollars and $175.0 million, respectively, and during the same periods repaid long-term debt of $3.8 million and $3.9 million, respectively.

      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2003 are expected to be distributed during the second quarter of the fiscal year 2004. The cash portion of this distribution, deemed by the Board of Directors to be 30% is expected to be approximately $27.0 million, and is classified as a current liability on the November 30, 2003 and the August 31, 2003 consolidated balance sheets.

      The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. Such redemptions are at the discretion of the Board of Directors. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years may be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total cash redemptions related to the year ended August 31, 2003, to be distributed in fiscal year 2004, are expected to be approximately $10.8 million, of which $1.3 million was redeemed during the three months ended November 30, 2003 compared to $2.4 million during the three months ended November 30, 2002. An additional $13 million of capital equity certificates are expected to be redeemed in fiscal year 2004 in exchange for shares of the Company’s 8% Cumulative Redeemable Preferred Stock.

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

      On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share. As of November 30, 2003 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

      The Company’s Board of Directors authorized the issuance of up to $13.0 million of the New Preferred in exchange for capital equity certificates. On November 26, 2003 the Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering the additional New Preferred, however, the registration statement is pending review and approval by the Securities and Exchange Commission and is not yet effective.

Off Balance Sheet Financing Arrangements

Lease Commitments

      The Company’s lease commitments presented in Management’s Discussion and Analysis in the Companies Annual Report on Form 10-K for the year ended August 31, 2003 have not materially changed during the three months ended November 30, 2003.

Guarantees

      The Company is a guarantor for lines of credit for related companies of which $56.7 million was outstanding on November 30, 2003. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of November 30, 2003.

Debt

      There is no material off balance sheet debt.

Critical Accounting Policies

      The Company’s Critical Accounting Policies are presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003. There have been no changes to these policies during the three months ended November 30, 2003.

Effect of Inflation and Foreign Currency Transactions

      The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. During fiscal 2003, the Company opened a grain marketing office in Brazil that will impact its exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” the interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after December 15, 2003. The Company has not yet determined what the effects of adopting this standard will have on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have any effect on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      For the period ended November 30, 2003 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2003. Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective in timely making known to them the material information relating to us (including our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

      During the first quarter ended November 30, 2003, we determined that certain sales and transfers within our Grain Marketing business segment and also between the Grain Marketing segment and the Processed Grains and Foods segment had not been properly identified and eliminated in our consolidated financial statements for certain periods prior to that fiscal quarter. Following this determination, we restated our consolidated statements of operations for the fiscal years ended August 31, 2002, 2001 and 2000 and for the first three fiscal quarters of the fiscal year ended August 31, 2003. These changes had no effect on our financial condition, or changes in cash flows, and no effect on reported gross profit or net income for the periods stated above. In response, we changed our internal control over financial reporting to include additional processes that are intended to ensure the proper identification and reporting of intra-company transactions and enable us to eliminate those transactions in the preparation of our consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

      At the Company’s Annual Meeting held on December 4-5, 2003, the following directors were re-elected to the Board of Directors: Robert Elliott, James Kile, Duane Stenzel and Merlin Van Walleghen. The following directors were newly elected to the Board of Directors: Steve Fritel, replacing Leonard Larsen; and Michael Mulcahey, replacing Elroy Webster. The following directors’ terms of office continued after the meeting: Bruce Anderson, Robert Bass, David Bielenberg, Dennis Carlson, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Glen Keppy, Randy Knecht, Richard Owen and Michael Toelle.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Cautionary Statement

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS INC.
(Registrant)

/s/ JOHN SCHMITZ

John Schmitz
Executive Vice President and
Chief Financial Officer

January 12, 2004

(Date)