Form 10-K/A
period 2003-08-31
CHS INC
filed 2004-01-21
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-1

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
EXECUTIVE OFFICERS
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Ethics
Audit Committee Matters
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV.
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K
Supplemental Information
SIGNATURES
EX-23.1 Consent of Independent Accountants
EX-23.2 Independent Auditors' Consent
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 906

PART I.

Item 1.     Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

      The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by the Company in the forward-looking statement or statements.

      The following factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following review should not be construed as exhaustive.

      The Company undertakes no obligation to revise any forward-looking statements to reflect future events or circumstances.

      OUR REVENUES AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY CHANGES IN COMMODITY PRICES. Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grain, oilseeds, and flour. Commodity prices generally are affected by a wide range of factors beyond our control, including the weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

      In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Prices for both crude oil and for gasoline, diesel fuel, and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of OPEC to agree to and maintain oil price and production controls, and the price and level of foreign imports generally;

•	political instability or armed conflict in oil-producing regions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

      The long-term effects of these and other conditions on the prices of crude oil and refined petroleum products are uncertain and ever-changing. Accordingly, we expect our margins on and the profitability of our energy business to fluctuate, possibly significantly, over time.

      OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF OUR MEMBERS WERE TO DO BUSINESS WITH OTHERS RATHER THAN WITH US. We do not have an exclusive relationship with our members and our members are not obligated to supply us with their products or purchase products from us. Our members often have a variety of distribution outlets and product sources available to them. If our members were to sell their products to other purchasers or purchase products from other sellers, our revenues would decline and our results of operations could be adversely affected.

      WE PARTICIPATE IN HIGHLY COMPETITIVE BUSINESS MARKETS IN WHICH WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY. We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, and may be more successful in marketing and selling their products than we are with ours. Competitive factors include price, service level, proximity to markets, product quality and marketing. In some of our business segments, such as Energy, we compete with companies that are larger, better known and have greater marketing, financial, personnel and other resources. As a result, we may not be able to continue to compete successfully with our competitors.

      CHANGES IN FEDERAL INCOME TAX LAWS OR IN OUR TAX STATUS COULD INCREASE OUR TAX LIABILITY AND REDUCE OUR NET INCOME. Current federal income tax laws, regulations and interpretations regarding the taxation of cooperatives, which allow us to exclude income generated through business with or for a member (patronage income) from our taxable income, could be changed. If this occurred, or if in the future we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income significantly decrease.

      WE INCUR SIGNIFICANT COSTS IN COMPLYING WITH APPLICABLE LAWS AND REGULATIONS. ANY FAILURE TO MAKE THE CAPITAL INVESTMENTS NECESSARY TO COMPLY WITH THESE LAWS AND REGULATIONS COULD EXPOSE US TO FINANCIAL LIABILITY. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $324.0 million for National Cooperative Refinery Association’s McPherson, Kansas refinery, of which $8.7 million had been spent at the Laurel refinery and $36.5 million had been spent by NCRA at the McPherson refinery as of August 31, 2003. We expect all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipate funding these projects with a combination of cash flows from operations and debt proceeds.

      We establish reserves for the future cost of meeting known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies including fines and injunctions, and recalls of our products.

      ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT OUR RESULTS AND FINANCIAL CONDITION. Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines and injunctions. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages and to adverse publicity.

      ACTUAL OR PERCEIVED QUALITY, SAFETY OR HEALTH RISKS ASSOCIATED WITH OUR PRODUCTS COULD SUBJECT US TO LIABILITY AND DAMAGE OUR BUSINESS AND REPUTATION. If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as the concern in some quarters regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

      OUR OPERATIONS ARE SUBJECT TO BUSINESS INTERRUPTIONS AND CASUALTY LOSSES; WE DO NOT INSURE AGAINST ALL POTENTIAL LOSSES AND COULD BE SERIOUSLY HARMED BY UNEXPECTED LIABILITIES. Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages; and

•	the significant inventories that we carry could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination.

      We maintain insurance against many, but not all, potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on our financial position or results of operations.

      OUR COOPERATIVE STRUCTURE LIMITS OUR ABILITY TO ACCESS EQUITY CAPITAL. As a cooperative, we may not sell common equity in our company. In addition, existing laws and our articles of incorporation and bylaws contain limitations on dividends of 8% of any preferred stock that we may issue. These limitations restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

      CONSOLIDATION AMONG THE PRODUCERS OF PRODUCTS WE PURCHASE AND CUSTOMERS FOR PRODUCTS WE SELL COULD ADVERSELY AFFECT OUR REVENUES AND OPERATING

RESULTS. Consolidation has occurred among the producers of products we purchase, including crude oil and grain, and is likely to continue in the future. Consolidation could increase the price of these products and allow suppliers to negotiate pricing and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers resulting in potentially higher prices for the products we purchase.

      Consolidation among purchasers of our products and in wholesale and retail distribution channels has resulted in a smaller customer base for our products and intensified the competition for these customers. For example, ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these distributors, brokers, and retailers elect not to purchase our products, our sales volumes, revenues, and profitability could be significantly reduced.

      IF OUR CUSTOMERS CHOSE ALTERNATIVES TO OUR REFINED PETROLEUM PRODUCTS OUR REVENUES AND PROFITS MAY DECLINE. Numerous alternative energy sources currently under development that could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our products for environmental or other reasons, demand for our energy products would decline. Demand for our gasoline, diesel fuel and other refined petroleum products also could be adversely affected by increased fuel efficiencies.

      OUR AGRONOMY BUSINESS IS DEPRESSED AND COULD CONTINUE TO UNDERPERFORM IN THE FUTURE. Demand for agronomy products in general has been adversely affected in recent years by drought and poor weather conditions, idle acreage and development of insect and disease-resistant crops. These factors could cause Agriliance, LLC, an agronomy marketing and distribution venture in which we own a minority interest, to be unable to operate at profitable margins. In addition, these and other factors, including fluctuations in the price of natural gas and other raw materials, an increase in recent years in domestic and foreign production of fertilizer, and intense competition within the industry, in particular from lower-cost foreign producers, have created particular pressure on producers of fertilizers. As a result, CF Industries, Inc., a fertilizer manufacturer in which we hold a minority cooperative interest, has suffered significant losses in recent years as it has incurred increased prices for raw materials but has been unable to pass those increased costs on to its customers.

      TECHNOLOGICAL IMPROVEMENTS IN AGRICULTURE COULD DECREASE THE DEMAND FOR OUR AGRONOMY PRODUCTS. Technological advances in agriculture could decrease the demand for crop nutrients, and other crop input products and services that we provide. Genetically engineered seeds that resist disease and insects or meet certain nutritional requirements could affect the demand for our crop nutrients and crop protection products, as well as the demand for fuel that we sell and which is used to operate application equipment relating to these products.

      WE OPERATE SOME OF OUR BUSINESS THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO CONTROL BUSINESS DECISIONS ARE LIMITED. Several parts of our business, including in particular our agronomy business segment and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with unaffiliated third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in that venture.

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

      Only producers of agricultural products and associations of producers of agricultural products may be members of CHS. The Company’s earnings derived from business conducted with these members are allocated to members based on the volume of business they do with the Company. Members receive earnings in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members are taxed at regular corporate rates and are retained by the Company as unallocated equity. The Company also receives patronage refunds from the cooperatives in which it is a member if those cooperatives have earnings to distribute and the Company qualifies for patronage refunds from them.

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

AGRONOMY

Overview

      Through the Agronomy business segment, the Company is engaged in the manufacture of crop nutrients and the wholesale distribution of crop nutrients and crop protection products. The Company conducts its agronomy operations primarily through two investments — a 20% cooperative ownership interest in CF Industries, Inc. (CF Industries) and, effective January 2000, a 25% ownership interest in Agriliance, LLC (Agriliance). CF Industries manufactures crop nutrient products, particularly nitrogen and phosphate fertilizers, and is one of the largest suppliers to Agriliance. Agriliance is one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based on sales.

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

Operations

      CF Industries. CF Industries is an interregional agricultural cooperative involved in the manufacturing of crop nutrient products. It is one of North America’s largest producers of nitrogen and phosphate fertilizers based on plant capacity. Through its members, CF Industries’ nitrogen and phosphate fertilizer products reach farmers and ranchers in 48 states and two Canadian provinces. CF Industries conducts its operations primarily from the following facilities:

•	a nitrogen manufacturing and processing facility at Donaldsonville, Louisiana;

•	a phosphate mine and phosphate fertilizer plant in central Florida; and

•	a 66% ownership interest in a nitrogen fertilizer manufacturing and processing facility in Alberta, Canada.

      Agriliance. Agriliance is the one of the nation’s largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides) based on sales, accounting for an estimated 19% of the U.S. market for crop nutrients and approximately 26% of the U.S. market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units in the southern United States. Agriliance purchased approximately 36% of its fertilizer from CF Industries during fiscal year 2003, and purchases most of its crop protection products from Monsanto and Sygenta.

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

      Agriliance. At August 31, 2003 the Company’s equity investment in Agriliance was $129.3 million. The Company recognizes earnings from Agriliance using the equity method of accounting, which results in the Company including its economic interest percentage of Agriliance’s net earnings as equity income from investments. The Company applies related internal expenses against those earnings.

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

ENERGY

Overview

      CHS is the nation’s largest cooperative energy company based on sales, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel, and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. The Energy business segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which CHS has an approximately 74.5% ownership interest) and sells those products under the Cenex brand to CHS’s member cooperatives and others, through a network of approximately 1,500 independent retailers, including approximately 800 that operate Cenex/ Ampride convenience stores.

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

Sales and Marketing; Customers

      The Company makes approximately 75% of its refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/ Ampride tradename. The Company sold approximately 1.5 billion gallons of gasoline and approximately 1.3 billion gallons of diesel fuel in fiscal year 2003. The Company also wholesales auto and farm machinery lubricants to both members and non-members. In fiscal year 2003, energy operations sold approximately 23 million gallons of lube oil. The Company is one of the nation’s largest propane wholesalers based on gallons sold. In fiscal year 2003, energy operations sold approximately 844 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural consumption. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Products and Services

      Grain Purchasing. The Company is one of the largest country elevator operators in North America based on the number of country elevators. Through a majority of its elevator locations, the Country Operations and Services business segment purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through the Company’s Grain Marketing business segment or used for local feed and processing operations. For the year ended August 31, 2003, the Country Operations and Services business segment purchased approximately

298 million bushels of grain, primarily wheat (136 million bushels), corn (79 million bushels) and soybeans (46 million bushels). Of these bushels, 274 million were purchased from members and 204 million were sold through the Grain Marketing business segment.

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

      Competitors to the Company’s financing operations are primarily other financial institutions. The Company competes primarily on the basis of price, services and patronage. Country Hedging’s competitors include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price and level of service. Ag States Agency, LLC competes with other insurance agencies, primarily on the basis of price and services.

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

GRAIN MARKETING

Overview

      CHS is the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling about 1.1 billion bushels annually. During fiscal year 2003, the Company purchased approximately 67% of total grain volumes from individual and member cooperatives and the Country Operations and Services business segment, with the balance purchased from third parties. CHS arranges for the transportation of the grains either directly to customers or to Company owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. The Company primarily conducts its Grain Marketing operations directly, but does conduct some of its business through two 50% owned joint ventures.

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

      The Company’s customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of the customers are located in the midwest due to lower freight costs and slightly higher profitability. The largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which the Company holds a 50% ownership interest and with which the Company has a long-term supply agreement to supply minimum quantities of edible soybean oils as long as the Company maintains a minimum 25.5% ownership interest and the Company’s price is comparative with other suppliers of the product. The Company’s sales to Ventura Foods were $78.5 million in fiscal year 2003. The Company also sells soymeal to almost 400 customers, primarily feed lots and feed mills in southern Minnesota; five of these customers accounted for approximately 58% of the soymeal sold. One customer accounted for 25% of soymeal sold and another customer accounted for 12% of soymeal sold. The Company sells soyflour to customers in the baking industry both domestically and for export.

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

Wheat Milling

      In January 2002, the Company and Cargill formed Horizon Milling, LLC (Horizon Milling), in which the Company owns 24% and Cargill owns the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on milling capacity. Sales and purchases of wheat and durum by the Company to Horizon Milling during fiscal year 2003 were $191.3 million and $8.8 million, respectively. Horizon Milling’s advance payments on grain to the Company were $7.5 million on August 31, 2003, and are included in “Customer advance payments” on the Company’s Consolidated Balance Sheets.

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

      Ventura Foods. Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 30% of Ventura Food’s volume, based on sales revenues, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Food’s product formulations and processes are proprietary to it or its customers. Ventura Foods is one of the largest manufacturers of margarine in the U.S. based on sales and is a major producer of many other products.

      Ventura Foods has 13 manufacturing and distribution locations across the United States. It sources its raw materials, which consists primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including the Company’s oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. One customer accounted for 23% of net sales during Ventura Foods’ 2003 fiscal year.

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

      The tortilla and tortilla chip industry in the United States is comprised of a large number of small regional manufacturers and a few dominant manufacturers. The Company estimates that its Mexican foods operation has approximately a 1.5% share of the national tortilla market and less than a 1% share of the national tortilla chip market. On a national basis, the primary competitors are large chip and snack companies such as Frito Lay. During the Company’s fiscal year ended August 31, 2003 one customer accounted for 13% of Mexican foods’ net sales and another customer accounted for 12% of net sales.

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

EMPLOYEES

      At August 31, 2003, CHS had approximately 6,820 full and part-time employees, which included approximately 560 employees of NCRA. Of that total, approximately 1,890 were employed in the Energy segment, 2,440 in the Country Operations and Services segment (not including an estimated 1,010 seasonal and temporary employees), 440 in the Grain Marketing segment, 850 in the Processed Grains and Foods segment and 190 in corporate and administrative functions. In addition to those employed directly by the Company, many employees work for the joint ventures in which the Company has an ownership interest. All of the employees in the Agronomy segment and a portion of the Grain Marketing and Processed Grains and Foods segments are employed in this manner.

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

Distribution of Net Income; Patronage Refunds

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

      These distributions, referred to as “patronage refunds” or “patronage dividends,” may be distributed in cash, patrons’ equities, revolving fund certificates, securities of the Company or others or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage refunds the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). The Board of Directors may change the mix in the form of the patronage refunds in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable. Patronage refunds distributed during the years ended August 31, 2003, 2002 and 2001 were $88.3 million ($26.5 million in cash), $132.6 million ($40.1 million in cash) and $86.4 million ($26.1 million in cash), respectively.

Patrons’ Equities

      Patrons’ equities are in the form of a book entry and represent a right to receive cash or other property, including securities, when redeemed by the Company. Patrons’ equities form part of the capital of the Company, do not bear interest and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. The Company’s bylaws grant the Board of Directors the discretion to redeem patrons’ equities upon such terms as the Board of Directors may, from time to time, determine. The Company’s current policy is to redeem the equities of those members who were age 61 and older on June 1, 1998 when they reach the age of 72 and upon death. The current policy also provides for an annual pro-rata redemption of equities older than 10 years held by active members in an amount determined by the Board of Directors.

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

Debt and Equity Instruments

      The Company may issue debt and equity instruments to its current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Under our articles of incorporation, equity issued by the Company is subject to a first lien in favor of the Company for all indebtedness of the holder to the Company. As of August 31, 2003, the Company’s outstanding capital included patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock (dividends paid quarterly) and certain capital reserves.

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

Results of Operations

Comparison of the years ended August 31, 2003 and 2002

      General. The Company recorded pretax earnings of $136.5 million in fiscal 2003 compared to pretax earnings of $144.8 million in fiscal 2002, with fiscal 2003 net income of $123.8 million, slightly below fiscal 2002 net income of $126.1 million. These results reflected increased pretax earnings in the Agronomy, Energy and Country Operations and Services segments, offset, however, by decreased pretax earnings in the Grain Marketing and Processed Grains and Foods segments.

      The Agronomy segment generated pretax earnings of $13.5 million for the year ended August 31, 2003 compared to $5.8 million in the prior year. This increase in earnings is primarily attributable to the acquisition of an additional economic interest in the Agriliance crop protection business, as discussed earlier.

      The Energy segment generated pretax earnings of $83.5 million during the year ended August 31, 2003 compared with $75.8 million during the prior year. This increase in earnings is primarily attributable to strong refining margins. Because agricultural use of fuels is gradually declining, the Company has introduced initiatives to market greater volumes of refined fuels, propane and lubricants to customers outside its traditional base in the agricultural market. The Company established a record number of new Cenex-branded retail sites during fiscal 2003, with nearly 160 dealerships added or converted to the Cenex brand, and has introduced new lines of lubricant products for use in snowmobiles, all terrain vehicles and marine equipment.

      The Grain Marketing segment generated pretax earnings of $3.7 million for the year ended August 31, 2003 compared to $8.1 million in the prior year. A major contributing factor was a decrease in exports of grains and oilseeds as the result of increased prices for U.S. grains and oilseeds resulting from drought in parts of the U.S. crop production area which, along with large crops in certain other grain-exporting countries, put U.S. grains and oilseeds in a non-competitive position in the world export market for most of fiscal 2003. During fiscal 2003 the Company constructed 110-car shuttle train receiving stations in Friona, Texas and Collins, Mississippi, which are located near large-scale cattle and poultry producers, with a goal of increasing the volume of domestic grain sales, in part to reduce the Company’s exposure to volatile export markets.

      The Country Operations and Services segment generated pretax earnings of $32.8 million for the year ended August 31, 2003 compared to $24.1 million for the prior year. This increase resulted primarily from $10.9 million received in cash from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers, partially offset by impairments related to facilities where the undiscounted projected income and related cash flows were less than the carrying value of the facilities.

      The Processed Grains and Foods segment generated pretax earnings of $4.2 million for the year ended August 31, 2003 compared to $32.2 million for the prior year. This decrease was the result of several factors, most significantly the decrease in CHS’s equity income from its investment in Ventura Foods discussed below under “— Equity Income from Investments,” depressed soybean meal prices and margins through much of the year, the effects of the recent shifting of U.S. dietary preferences from carbohydrates to high protein and the impact of restructuring efforts in the Company’s Mexican foods operations. These factors were partially offset by the effect of higher prices for refined soybean oil and improved results from the Company’s wheat milling operations, in part because of impairment charges recognized in fiscal 2002. In late fiscal 2003, margins at both Ventura Foods and Horizon Milling began to improve.

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

      Processed Grains and Foods segment net sales of $491.2 million decreased $4.3 million (1%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Intersegment sales of $0.7 million and $0.6 million for the years ended August 31, 2003 and 2002, respectively, have been eliminated. Oilseed processing and refining net sales increased $81.4 million primarily due to an average selling price increase of $0.07 per pound in refined oilseed. In addition, Mexican Foods sales increased $4.1 million compared to the prior year. These sales increases were partially offset by an $89.6 million decrease in sales due to the formation of Horizon Milling, a wheat flour milling and processing joint venture that was formed in January 2002. After that date, the Company accounted for operating results of Horizon Milling under the equity method of accounting.

      Patronage Dividends. Patronage dividends received from other cooperatives of $3.3 million decreased $0.6 million (16%) during the year ended August 31, 2003 compared to the year ended August 31, 2002 from cooperatives of which CHS is a member and with which it does business. The amount of patronage dividends received by CHS in each year depends on the volume of business CHS conducted with the other cooperative (which, in turn, depends on how the terms offered by that cooperative compare to the terms offered by other entities), the profitability generated by the other cooperative on the product purchased by or from CHS, and the patronage distribution resolution adopted by that other cooperative for that year. All of these factors vary from year to year.

      Other Revenues. Other revenues of $124.5 million increased $15.1 million (14%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. The majority of other revenue was generated within the Country Operations and Services and the Grain Marketing segments and derived primarily from services performed through the Country Operations and Services segment’s elevator and agri-service centers, including grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature; the Country Operations and Services segment’s financial services; and the Grain Marketing segment’s service activities at its export terminals for loading vessels.

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

      Equity Income from Investments. Equity income from investments of $47.3 million for the year ended August 31, 2003 decreased by $10.8 million (19%) compared to the year ended August 31, 2002. The Company records equity income or loss from the investments it owns 50% or less of for its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. The decrease in equity income from investments was primarily attributable to decreased earnings in Ventura Foods, which was partially offset by increased earnings in Agriliance compared to the prior year. Equity earnings in Ventura Foods decreased $16.2 million during fiscal 2003 when compared with earnings of the previous year. This decrease was mostly attributable to higher priced refined soybean oil, which is a primary ingredient in many of Ventura Foods products, and also to the fact that the depressed U.S. economy reduced business for many of Ventura Foods restaurant customers, in turn decreasing demand for and margins on certain of Ventura’s products. Equity earnings in Agriliance increased $6.8 million during fiscal 2003 when compared with the previous year. This increase was primarily attributable to the Company’s acquisition of an additional 13.1% of economic interest in the wholesale CPP business of Agriliance, as previously discussed.

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

      Other Revenues. Other revenues of $109.5 million decreased $6.8 million (6%) during the year ended August 31, 2002 compared to the year ended August 31, 2001. The majority of other revenue was generated within the Country Operations and Services and the Grain Marketing segments and derived primarily from services performed through the Country Operations and Services segment’s elevator and agri-service centers, including grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature; the Country Operations and Services segment’s financial services; and the Grain Marketing segment’s service activities at its export terminals for loading vessels.

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

Liquidity and Capital Resources

      On August 31, 2003 the Company had working capital, defined as current assets less current liabilities, of $458.7 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0. Included in this working capital was $168.2 million of cash and cash equivalents. On August 31, 2002, the Company had working capital of $249.1 million and a current ratio of 1.2 to 1.0 and on August 31, 2001, the Company had working capital of $305.3 million and a current ratio of 1.3 to 1.0. During fiscal 2003, the Company borrowed $175.0 million from a group of insurance companies on a long-term basis and also received net proceeds of $82.5 million from the sale of preferred stock to the general public. These sources contributed significantly to the increase in the amount of the Company’s working capital during fiscal 2003. The Company raised this additional capital in part to fund capital expenditures that it made in fiscal 2003 and expects to make in fiscal years 2004 and 2005 to meet the new low sulfur fuel regulations discussed below in “— Cash Flows from Investing Activities.” The Company has committed lines of revolving credit totaling $730.0 million, of which $250.0 million was drawn on August 31, 2003, primarily for the purpose of financing receivables and inventories. These receivables and inventories are highly liquid. The Company believes that its liquidity is adequate to cover any increase in net operating assets and liabilities.

Cash Flows from Operations

      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors, which are described in greater detail in this

Form 10-K/A-1 under the heading “Business — Cautionary Statement Regarding Forward-Looking Statements,” may affect net operating assets and liabilities and liquidity.

      Cash flows provided by (used in) operating activities were $216.5 million, ($35.9) million, and $253.9 million for the years ended August 31, 2003, 2002 and 2001, respectively. Volatility in cash flows from operations for the years ended August 31, 2003, 2002 and 2001 was caused primarily by fluctuations in the year-end price of spring wheat, soybeans and corn, our highest volume commodities. Although crude oil prices have experienced volatility during the three-year period, values on August 31, 2003, 2002, and 2001 were comparable, thus not contributing significantly to changes in net operating assets and liabilities on those dates.

      Operating activities of the Company provided net cash of $216.5 million during the year ended August 31, 2003. Net income of $123.8 million and net non-cash expenses of $98.0 million were partially offset by a small increase in net operating assets and liabilities requirements of $5.3 million. The primary components of net non-cash expenses included depreciation and amortization of $111.3 million which was partially offset by net income from equity investments of $47.3 million. Grain and oilseed prices on August 31, 2003 remained at the approximate level prevailing at the end of the previous fiscal year, as market conditions were similar to those at the end of the previous fiscal year. Consequently, net operating assets and liabilities at August 31, 2003 changed only slightly compared with those at the prior year-end.

      Operating activities of the Company used net cash of $35.9 million during the year ended August 31, 2002. Net income of $126.1 million and net non-cash expenses of $62.4 million were offset by an increase in net operating assets and liabilities of $224.4 million. The primary components of net non-cash expenses included depreciation and amortization of $104.0 million which was partially offset by net income from equity investments of $58.1 million. The increase in net operating assets and liabilities was primarily due to increased grain prices. Grain and oilseed prices increased considerably at the end of fiscal 2002 in response to drought conditions in parts of the grain production area, which reduced overall market supply and resulted in an increase in grain and oilseed inventory values of $155.6 million compared to that same inventory category of the year before. The market price of spring wheat, soybeans and corn was higher on August 31, 2002 by $2.15 per bushel (a 70% increase), $1.15 per bushel (a 24% increase) and $0.45 per bushel (a 21% increase), respectively, than at the end of the prior fiscal year. These increases in grain prices also had the affect of increasing hedging margin deposits, which are carried in other current assets, and receivables. These factors in combination with related current liabilities caused net operating assets and liabilities to increase, when comparing August 31, 2002 with August 31, 2001, by $224.4 million. A major part of the Company’s operating assets and liabilities are financed through short-term notes payable. Since the changes in short-term notes payable are shown in cash flows from financing activities, they do not offset an increase in operating assets and liabilities in cash flows from operations. This increase in net operating assets and liabilities requirements at the end of fiscal 2002 was the primary factor in the significant change in cash flows generated by operations when comparing fiscal 2002 with fiscal 2001.

      Operating activities of the Company provided net cash of $253.9 million during the year ended August 31, 2001. Net income of $178.6 million, net non-cash expenses of $50.5 million and decreased net operating assets and liabilities of $24.8 million provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $109.2 million which was partially offset by net income from equity investments of $28.5 million and deferred tax credits of $46.6 million. Stable prices for grain and oilseeds as well as crude oil allowed us to reduce net operating assets and liabilities slightly on August 31, 2001 when compared to net operating assets and liabilities at the close of the prior fiscal year.

      The Company expects its net operating assets and liabilities for the early part of fiscal 2004 to increase due to a shortage of railcars available to transport grains and oilseeds from our country elevators to sale destinations. This is likely to cause inventories at the country elevators to increase, and to require us to purchase grain at or near the sale destination. Poor late summer growing conditions for certain crops, especially soybeans, resulted in a decrease in supply and an increase in prices, which we also expect to contribute to an increase in net operating assets and liabilities. The Company believes that it has adequate capacity within our existing committed lines of credit to meet any likely increase in net operating assets and liabilities.

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

      In May 2003, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. The interest rate on any borrowings under this facility will be set on the date of borrowing pursuant to a formula; at August 31, 2003 this rate would have been LIBOR plus 100 basis points. There was no outstanding balance on this new credit facility on August 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $137.8 million and $144.3 million on August 31, 2003 and 2002, respectively. Repayments of $6.6 million were made on this facility during each of the three years ended August 31, 2003, 2002 and 2001. Interest rates on August 31, 2003 ranged from 2.14% to 7.13%.

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

      The Company, through NCRA, had revolving term loans outstanding of $15.0 million and $18.0 million for the years ended August 31, 2003 and 2002, respectively. Interest rates on August 31, 2003 ranged from 6.48% to 6.99%. Repayments of $3.0 million were made during each of the three years ended August 31, 2003, 2002 and 2001.

      On August 31, 2003, the Company had total long-term debt outstanding of $663.2 million, of which $168.0 million was bank financing, $480.0 million was private placement proceeds and $15.2 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2002, the Company had long-term debt outstanding of $572.1 million. The Company’s long-term debt is unsecured except for industrial revenue bonds in the amount of $1.6 million and other notes and contracts in the amount of $5.4 million, however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. The Company is in compliance with all debt covenants and restrictions as of August 31, 2003. The aggregate amount of long-term debt payable as of August 31, 2003 was as follows (dollars in thousands):

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions for the fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the effects of adopting this standard will not have a material effect on the Company.

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
47947 — 370th Street
Nicollet, MN 56074

      Bruce Anderson (1995): Served four years in the North Dakota House of Representatives. Held positions with North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Vice chairman of the North Dakota Agricultural Products Utilization Commission. Raises 1,000 acres of small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

      Robert Bass (1994): Chairman of board audit committee. Also director of Wisconsin Federation of Cooperatives, as well as Co-op Country Partners, Baraboo, Wis., for 15 years, seven as president. Graduate of the Madison Area Technical College Farm Training Program and holds a B.S. degree in agricultural and extension education from the University of Wisconsin — Madison. Operates a 500-acre dairy and feed grain farm near Reedsburg, Wis. Mr. Bass’s principal occupation has been farming for the last five years or longer.

      David Bielenberg (2002): Director of Wilco Farmers Cooperative of Mt. Angel, Ore., beginning in 1989, including five years as chairman. Chair of the East Valley Water District. Holds a B.S. degree in Agricultural Engineering from Oregon State University and is a graduate of the Texas A&M University executive program for agricultural producers. Operates a diversified vegetable, fruit and horticultural farm near Silverton, Ore. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

      Dennis Carlson (2001): Chairman, Farmers Union Oil Co. of Bismarck/ Mandan, N.D., serving since 1989. Operates a diversified wheat, sunflower and cow-calf operation near Mandan. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

      Curt Eischens (1990): Has served as director of Farmers Co-op Association, Canby, Minn. for nine years, eight as board chairman. Chair of the Minnesota Association of Cooperatives. Operates a corn and soybean farm near Canby. Graduate of the Canby Area Technical College Farm Management Program. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

      Robert Elliott (1996): Served on the boards of Western Cooperative Alliance and New Alliance Bean and Grain Company. Past president of Nebraska Wheat Growers Association and president of Hemingford Scholarship Foundation. Raises 5,000 acres of wheat, corn, dry beans, sugar beets and millet. Holds B.S. and M.S. degrees in agriculture from California Polytechnic University. Mr. Elliott’s principal occupation has been farming for the last five years or longer.

      Robert Grabarski (1999): Chairman of Wisconsin River Cooperative, Adams and Mauston, Wis., and first vice chairman of Alto Cooperative Creamery, Waupun, Wis. Graduate of the University of Wisconsin agriculture industry shortcourse. Operates a 1,500-acre dairy and crop farm, milking 90 registered Holsteins, near Arkdale, Wis. Mr. Grabarski’s principal occupation has been farming for the last five years or longer.

      Jerry Hasnedl (1995): Serves on boards for the Minnesota Association of Cooperatives and Minnesota Barley Growers. Chair of the former Wheat Milling Defined Member Board and former director for Northwest Grain. Member of the CHS Foundation Finance and Investment Committee.

Raises wheat, barley, corn, soybeans, canola, sunflowers and alfalfa near St. Hilaire, Minn. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

      Glen Keppy (1999): Serves on advisory committee for Clean Water Foundation and executive committee of the U.S. Meat Export Federation. Has been director of the Iowa Pork Producers Association, National Pork Producers Association and Federal Reserve Bank Ag Committee. Graduate of University of Wisconsin — Platteville with a degree in technical agriculture. Operates a farrow-to-finish hog farm and raises 1,000 acres of corn, soybeans, oats and alfalfa near Davenport, Iowa. Mr. Keppy’s principal occupation has been farming for the last five years or longer.

      James Kile (1992): Served 18 years, including 10 as chairman, on the board of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and Idaho Cooperative Council. Holds a degree in agricultural economics from Washington State University and worked in banking before returning to St. John to operate a dryland wheat and barley farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.

      Randy Knecht (2001): Served on board of Four Seasons Cooperative, Britton, S.D., for seven years, chairman of Northern Electric Cooperative board and director for Dakota Value Capture Cooperative, Pierre, S.D. Holds a B.S. degree in agriculture from South Dakota State University. Maintains a 450-head cow-calf operation and raises 4,000 acres of corn, soybeans, wheat and alfalfa near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

      Leonard Larsen (1993): Member of Farmers Union Oil Companies, Minot and Velva, N.D.; SunPrairie Grain; and Dakota Growers Pasta Co. Former board member of Minot Farmers Union Elevator, including six years as chairman. Member of the North Dakota Farmers Union. Served on Hendrickson Township board and the Granville Economic Development Corporation. Raises grain, sunflower, canola and flax near Granville, N.D. Mr. Larsen’s principal occupation has been farming for the last five years or longer.

      Richard Owen (1999): Serves on boards of Montana Council of Cooperatives, Mountain View, LLC, and Cooperative Development Center, and on the CHS Foundation Finance and Investment Committee. Former secretary and president of Equity Co-op Association of Geraldine, Mont., and past secretary of Central Montana Cooperative of Geraldine and Denton. Holds bachelor’s degree in agriculture from Montana State University. Operates a grain farm near Geraldine. Mr. Owen’s principal occupation has been farming for the last five years or longer.

      Duane Stenzel (1993): Member of WFS, St. James, Minn., and Wells (Minn.) Farmers Elevator, where he served as board president and secretary. Previously chair of former CHS Oilseed Processing and Refining Defined Member Board. Raises 710 acres of soybeans, sweet corn and corn near Wells. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

      Michael Toelle (elected in 1992; chairman since 2002): Chaired corporate responsibility committee and served on audit committee and on the CHS Foundation Finance and Investment Committee. Served 15 years as director of Country Partners Cooperative, Browns Valley, Minn., including 10 years as chairman. Holds a B.S. degree in industrial technology from Moorhead State University. Operates a grain and hog farm near Browns Valley. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

      Merlin Van Walleghen (1993): Previously director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, S.D., including 10 years as president. Served nine years on the South Dakota Association of Cooperatives board, seven as president. Member of Heartland Consumer Power District board, former Butler Township supervisor and past board member of Farmers Home Administration. Operates a corn and soybean operation near Letcher. Mr. Van Walleghen’s principal occupation has been farming for the last five years or longer.

      Elroy Webster (1982): Co-chairman of CHS board 1998-99; chairman of Cenex, Inc., board 1988-98. Previously director for Minnesota Association of Cooperatives, Western Co-op Transport Association and

Agland Cooperative. Past chair of Agricultural Council of America and Board of Trustees for CHS Foundation. Mr. Webster’s principal occupation has been farming for the last five years or longer.

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

      Tom Larson is Executive Vice President, Public Affairs at CHS. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor’s degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex, Inc. and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to Agronomy in 1987 and became director of Agronomy Services for Cenex/ Land O’Lakes Agronomy Company in 1988. He was later named Vice President of Agronomy Services until 1996 when he became Vice President of Cenex Supply and Marketing which included overseeing the operation of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named Vice-President of Public Affairs in January 1999 and in 2000 he was appointed to his current position. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree.

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

      John Schmitz is the Executive Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in Country Services, Farm Marketing & Supply and Grain Marketing. In 1986, he was named Vice President and Controller of Harvest States Cooperatives, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of CHS. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer, and in 2000 he was appointed to his current position. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA’s and the National Society of Accountants for Cooperatives. Mr. Schmitz serves on National Cooperative Refinery Association, Ventura Foods, LLC, Fin-Ag, Inc. and United Harvest, LLC boards of directors.

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

      Because directors must be active patrons of the Company or an affiliated association, transactions between the Company and directors are customary and expected. Transactions with directors, which include the sale of commodities (primarily grain) to the Company and the purchase of products and services from the Company, are entered into on the same terms, as they are with other patrons of the Company. During the fiscal year ended August 31, 2003 the value of those transactions between each director (and members of such directors’ immediate family, which includes such director’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law) and the Company in which the amount involved exceeded $60,000 are shown below.

		Purchases of
		Products and
	Grain Sold	Services
	to the	from the	Total
	Company	Company	Transactions

Bruce Anderson	$65,846	$6,044	$71,890
Curt Eischens	188,879	63	188,942
Jerry Hasnedl	358,638	216,684	575,322
Leonard Larsen	251,616	18,104	269,720
Merlin Van Walleghen	148,492	1,284	149,776

PART IV.

Item 14.     Principal Accountant Fees and Services

      The following table shows the aggregate fees billed to the Company by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2003 and 2002:

Description of Fees	2003	2002

Audit Fees(1)	$905,461	$656,798
Tax Fees(2)	138,109	168,671

Total	$1,043,570	$825,469

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, employee benefit plan audits, work related to S-2 filings and assistance with preparation and review of documents filed with the Securities and Exchange Commission.

(2)	Includes fees related to tax compliance, tax advice and tax planning.

      The Company adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by PricewaterhouseCoopers. The Audit Committee approved all of the services.

Item 15.     Exhibits, Financial Statements and Reports Filed on Form 8-K

(a)(1)     Financial Statements

      The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K/A-1.

Page No.

CHS Inc.
Consolidated Balance Sheets as of August 31, 2003 and 2002	F-1
Consolidated Statements of Operations for the years ended August 31, 2003, 2002 and 2001	F-2
Consolidated Statements of Equities and Comprehensive Income for the years ended August 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Accountants	F-30
VENTURA FOODS, LLC, a non-consolidated 50% owned equity investment
Independent Auditors’ Report	F-31
Consolidated Balance Sheets as of March 31, 2003 and 2002	F-32
Consolidated Statements of Income for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-33
Consolidated Statements of Members’ Capital for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-34
Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-35
Notes to Consolidated Financial Statements for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000	F-36

*	Audited financial statements for Ventura Foods, LLC, as of and for the year ended March 31, 2004 will be filed by an amendment to this Form 10-K.

(a)(2)     Financial Statement Schedules

      Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)     Exhibits

3.1	Articles of Incorporation of the Company, as amended.(13)
3.2	Articles of Amendment to the Articles of Incorporation.(18)
3.3	Bylaws of the Company, as amended.(13)
4.1	Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.2	Unanimous Written Consent Resolution of the Board of Directors of Cenex Harvest States Cooperatives Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(15)
4.3	Resolution amending a previous Preferred Stock Resolution with respect to the record date for payment of dividends for the Company’s 8% Cumulative Redeemable Preferred Stock.(17)
4.4	Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(15)
10.1	Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2	Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)

10.3	Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.(*)(1)
10.4	TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5	Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)
10.6	Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7	Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8	Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9	Cenex Harvest States Cooperatives Share Option Plan.(7)
10.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10.10	$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10.10A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(19)
10.11	Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties.(17)
10.12	$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10.12A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10.12B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10.12C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties.(9)
10.12D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(11)
10.13	Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)
10.14	Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc.(5)
10.15	Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(19)
10.16	CHS Inc. Special Supplemental Executive Retirement Plan.(19)
10.17	Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10.17A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)
10.18	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.19	2002 Amended and Restated Credit Agreement (364-Day Revolving Loan) dated December 17, 2002 by and among National Cooperative Refinery Association, CoBank, ACB and Farm Credit Bank of Wichita, D/B/A U.S. AgBank, FCB.(16)
21.1	Subsidiaries of the Registrant.(19)
23.1	Consent of Independent Accountants.(20)
23.2	Independent Auditor’s Consent.(20)
24.1	Power of Attorney.(19)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to the Company’s Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 2002, filed January 9, 2003.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2003, filed April 4, 2003.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(18)	Incorporated by reference to the Company’s Form 8-K, filed August 5, 2003.

(19)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2003 filed on November 21, 2003.

(20)	Filed herewith.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 2004.

CHS INC.

By:	/s/ JOHN D. JOHNSON

John D. Johnson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 20, 2004:

Signature		Title

/s/ JOHN D. JOHNSON John D. Johnson		President and Chief Executive Officer (principal executive officer)

/s/ JOHN SCHMITZ John Schmitz		Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JODELL HELLER Jodell Heller		Vice President and Controller (principal accounting officer)

Michael Toelle*		Chairman of the Board of Directors

Bruce Anderson*		Director

Robert Bass*		Director

David Bielenberg*		Director

Dennis Carlson*		Director

Curt Eischens*		Director

Robert Elliott*		Director

Robert Grabarski*		Director

Jerry Hasnedl*		Director

Glen Keppy*		Director

James Kile*		Director

Randy Knecht*		Director

Richard Owen*		Director

Duane Stenzel*		Director

Merlin Van Walleghen*		Director

Michael Mulcahey		Director

Steve Fritel		Director
*By:	/s/ JOHN D. JOHNSON John D. Johnson Attorney-in-fact

CHS INC.

CONSOLIDATED BALANCE SHEETS

	August 31

	2003	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168,249	$108,192
Receivables	763,780	741,578
Inventories	801,883	759,663
Other current assets	178,661	140,944

Total current assets	1,912,573	1,750,377
Investments	532,893	496,607
Property, plant and equipment	1,122,982	1,057,421
Other assets	239,520	177,322

Total assets	$3,807,968	$3,481,727

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$251,131	$332,514
Current portion of long-term debt	14,951	89,032
Customer credit balances	58,417	26,461
Customer advance payments	123,383	169,123
Checks and drafts outstanding	85,239	84,251
Accounts payable	627,250	517,667
Accrued expenses	254,415	225,704
Dividends and equities payable	39,049	56,510

Total current liabilities	1,453,835	1,501,262
Long-term debt	648,222	483,092
Other liabilities	111,555	118,280
Minority interests in subsidiaries	112,645	89,455
Commitments and contingencies
Equities	1,481,711	1,289,638

Total liabilities and equities	$3,807,968	$3,481,727

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

Environmental Expenditures:

      Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits. The Company accrues legal costs expected to be incurred in connection with loss contingencies when those legal costs are probably and can be reasonably estimated.

Income Taxes:

      The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies:

Environmental:

      The Company is required to comply with various environmental laws and regulations incidental to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold or in marketing, general and administrative expenses in the consolidated statements of operations. Remediation costs with respect to an asset are reported in costs of goods sold if the asset is owned and operated by the Company and the Company reports sales related to it. Remediation costs are reported in marketing, general and administrative expenses if the Company does not own or operate the asset and the Company does not report sales related to it. Management does not believe that the resolution of any such matters, individually or in the aggregate, are reasonably likely to have a material effect on the consolidated financial position of the Company or the results of operations or cash flows during any reporting period.

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

Other Litigation and Claims:

      The Company is involved as a defendant in various lawsuits, claims and disputes which are in the normal course of the Company’s business. Management does not believe that the resolution of any such matters, individually or in the aggregate, are reasonably likely to have a material effect on the consolidated financial position of the Company or the results of operations or cash flows during any reporting period.

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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