Form 10-K/A
period 2002-08-31
CHS INC
filed 2004-01-30
CIK 823277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-K/A-3
                              --------------------

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE1 FISCAL YEAR ENDED AUGUST 31, 2002 OR

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

                              --------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES __|X|__ NO ____

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                    YES _____ NO __|X|__

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                    CHS INC.

                                EXPLANATORY NOTE

          This Amendment No. 3 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and is being filed solely to amend Item 8 of the Annual Report to identify the auditor associated with the audit report appearing on page F-27. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications in Item 15(a)(3). No other changes have been made to the Annual Report. This Form 10-K/A does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 is hereby amended to identify the auditor associated with the audit report appearing on page F-27 of the Company's consolidated financial statements for the years ended August 31, 2002, 2001 and 2000. The Company's consolidated financial statements which are included in this Form 10-K/A-3 following the signatures, are hereby incorporated by reference in this Item 8.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS FILED ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following financial statements and the Reports of Independent Accountants are filed as part of this Form 10-K/A-3.

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


(a)(3)  EXHIBITS

Item 15(a)(3) is amended to add the following exhibits:

23.1    Independent Auditors' Consent
23.2    Independent Auditors' Consent
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


    CHS Inc.


By:          /s/ JOHN SCHMITZ                        Date: January 30, 2004
    ------------------------------------             -----------------------
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


PricewaterhouseCoopers, LLP


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