Form 10-K/A
period 2003-08-31
CHS INC
filed 2004-02-13
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-2

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
PROCESSED GRAINS AND FOODS
PRICE RISK AND HEDGING
EMPLOYEES
MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL
PART II.
Item 9A. Controls and Procedures
PART IV.
Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K
SIGNATURES
Consent of Independent Accountants
Independent Auditors' Consent
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

      This Form 10-K/A-2 amends Items 1, 9A and 15(a)(3) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as previously amended by the Registrant’s Form 10-K/A-1. In addition, in connection with the filing of this Form 10-K/A-2 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-K/A-2 certain currently dated certifications. No other changes have been made to the Annual Report and this Form 10-K/A-2 does not modify or update the disclosure contained in the Form 10-K as amended by the Form 10-K/A-1 in any way other than as required to reflect the amendments discussed above and reflected below.

PART I.

Item 1.     Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The information in this Annual Report on Form 10-K for the year ended August 31, 2003, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

      CONSOLIDATION AMONG THE PRODUCERS OF PRODUCTS WE PURCHASE AND CUSTOMERS FOR PRODUCTS WE SELL COULD ADVERSELY AFFECT OUR REVENUES AND OPERATING RESULTS. Consolidation has occurred among the producers of products we purchase, including crude oil and grain, and it is likely to continue in the future. Consolidation could increase the price of these products and allow suppliers to negotiate pricing and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers resulting in potentially higher prices for the products we purchase.

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

      IF OUR CUSTOMERS CHOSE ALTERNATIVES TO OUR REFINED PETROLEUM PRODUCTS OUR REVENUES AND PROFITS MAY DECLINE. Numerous alternative energy sources currently under development could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our products for environmental or other reasons, demand for our energy products would decline. Demand for our gasoline, diesel fuel and other refined petroleum products also could be adversely affected by increased fuel efficiencies.

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

Industry; Competition

      Regulation. The Agronomy business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar state agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labelling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief and civil remedies. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

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

Industry; Competition

      Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on the Company’s Energy business segment. The Energy business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar state agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labelling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief and civil remedies. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

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

Industry; Competition

      Regulation. The Country Operations and Services business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar state agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labelling of pesticides and similar substances. The Country Operations and Services business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

      Competition. Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. The Company competes primarily on the basis of price, services and patronage.

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

Industry; Competition

      Regulation. The Grain Marketing business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar state agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. The Grain Marketing business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

      Competition. The Grain Marketing business segment competes for both the purchase and sale of grain. Competition is intense and margins are low. Some competitors are integrated food producers, which may also be customers. A few major competitors have substantially greater financial resources than the Company.

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

      The Processed Grains and Foods business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar state agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. The Processed Grains and Foods business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

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

PART II.

Item 9A.     Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date except as noted below with respect to the identification and elimination of certain sales and transfers within our Grain Marketing business segment, our disclosure controls and procedures were effective in timely making known to them the material information relating to us (including our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

PART IV.

Item 15.     Exhibits, Financial Statements and Reports Filed on Form 8-K

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2004.

CHS INC.

By:	/s/ JOHN D. JOHNSON

John D. Johnson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2004:

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