Form 10-Q/A
period 2003-11-30
CHS INC
filed 2004-02-13
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A-1

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

PART II. OTHER INFORMATION
SIGNATURES
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE PAGE		16

      This Form 10-Q/ A-1 amends Items 2 and 6(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003. In addition, in connection with the filing of this Form 10-Q/ A-1 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-Q/ A-1 certain currently dated certifications. Item 2 has been amended solely to incorporate the text of prior Exhibit 99.1 (with certain changes to that text) in Item 2. No other changes have been made to the Form 10-Q for the fiscal quarter ended November 30, 2003 and this Form 10-Q/ A-1 does not modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      The information in this Quarterly Report on Form 10-Q/ A-1 for the quarterly period ended November 30, 2003, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

      The following factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following review of factors pursuant to the Act should not be construed as exhaustive.

      The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

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

      In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

      We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $13.4 million had been spent at the Laurel refinery and $53.7 million had been spent by NCRA at the McPherson refinery as of November 30, 2003. The Company expects all of these compliance capital expenditures at the refineries to be complete by

December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

      Technological improvements in agriculture could decrease the demand for our agronomy products. Technological advances in agriculture could decrease the demand for crop nutrients, and other crop input products and services that we provide. Genetically engineered seeds that resist disease and insects or that meet certain nutritional requirements could affect the demand for our crop nutrients and crop protection products, as well as the demand for fuel that we sell and which is used to operate application equipment relating to these products.

      We operate some of our business through joint ventures in which our rights to control business decisions are limited. Several parts of our business, including in particular, our agronomy business segment and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with unaffiliated third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in that venture.

General

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

February 13, 2004

(Date)