Form 10-Q/A
period 2003-05-31
CHS INC
filed 2004-03-03
CIK 823277

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 31, 2003

NONE	NONE

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

1

      This Form 10-Q/A-2 amends Item 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003, as previously amended by the Form 10-Q/A. In addition, in connection with the filing of this Form 10-Q/A-2 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-Q/A-2 certain currently dated certifications. No other changes have been made to this Form 10-Q for the fiscal quarter ended May 31, 2003 and this Form 10-Q/A-2 does not modify or update the disclosure contained in the Form 10-Q as amended by the Form 10-Q/A in any way other than as required to reflect the amendments discussed above and reflected below.

PART I. FINANCIAL INFORMATION

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, except as noted below with respect to the identification and elimination of certain sales and transfers within our Grain Marketing business segment, our disclosure controls and procedures were effective.

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