Form 10-K/A
period 2003-08-31
CHS INC
filed 2004-03-03
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-3

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
Consent of Independent Accountants
Independent Auditors' Consent
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

INDEX

		Page
		No.

PART II.
Item 9A.	Controls and Procedures	3
PART IV.
Item 15.	Exhibits, Financial Statements and Reports Filed on Form 8-K	3
SIGNATURES		7

      This Form 10-K/ A-3 amends Item 9A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as previously amended by the Registrant’s Form 10-K/ A-2 and Form 10-K/A-1. In addition, in connection with the filing of this Form 10-K/ A-3 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-K/ A-3 certain currently dated certifications. No other changes have been made to the Annual Report and this Form 10-K/ A-3 does not modify or update the disclosure contained in the Form 10-K, as amended by the Form-K/ A-2 and Form 10-K/ A-1, in any way other than as required to reflect the amendments discussed above and reflected below.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2004.

CHS INC.

By:	/s/ JOHN D. JOHNSON

John D. Johnson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2004:

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