Form 10-Q/A
period 2003-11-30
CHS INC
filed 2004-03-03
CIK 823277

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

1

      This Form 10-Q/A-2 amends Item 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003, as previously amended by the Registrant’s Form 10-Q/A-1. In addition, in connection with the filing of this Form 10-Q/A-2 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-Q/A-2 certain currently dated certifications. No other changes have been made to this Form 10-Q for the fiscal quarter ended November 30, 2003 and this Form 10-Q/A-2 does not modify or update the disclosure contained in the Form 10-Q as amended by the Form 10-Q/A-1 in any way other than as required to reflect the amendments discussed above and reflected below.

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