Form 10-Q
period 2004-02-29
CHS INC
filed 2004-04-07
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2004.

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at February 29, 2004

NONE	NONE

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of February 29, 2004, August 31, 2003 and February 28, 2003 (unaudited)	3
	Consolidated Statements of Operations for the three months and six months ended February 29, 2004 and February 28, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months and six months ended February 29, 2004 and February 28, 2003 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURE PAGE		34
2003 Amended and Restated Credit Agreement
Master Loan Agreement
Uncommitted Revolving Credit Supplement
Uncommitted Revolving Credit Supplement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2004.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29,	August 31,	February 28,
	2004	2003	2003

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$98,506	$168,249	$108,886
Receivables	762,892	763,780	767,147
Inventories	1,001,276	801,883	861,753
Other current assets	493,864	178,661	254,841

Total current assets	2,356,538	1,912,573	1,992,627
Investments	522,340	532,893	469,456
Property, plant and equipment	1,156,256	1,122,982	1,075,152
Other assets	250,420	239,520	178,357

Total assets	$4,285,554	$3,807,968	$3,715,592

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$600,836	$251,131	$370,561
Current portion of long-term debt	18,606	14,951	59,987
Customer credit balances	126,653	58,417	103,420
Customer advance payments	111,317	123,383	159,538
Checks and drafts outstanding	102,304	85,239	55,750
Accounts payable	502,322	627,250	470,048
Accrued expenses	383,242	254,415	229,990
Dividends and equities payable	36,058	39,049	20,580

Total current liabilities	1,881,338	1,453,835	1,469,874
Long-term debt	636,964	648,222	649,863
Other liabilities	123,273	111,555	111,302
Minority interests in subsidiaries	119,769	112,645	98,222
Commitments and contingencies
Equities	1,524,210	1,481,711	1,386,331

Total liabilities and equities	$4,285,554	$3,807,968	$3,715,592

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

	(dollars in thousands)
Revenues:
Net sales	$2,654,596	$2,328,154	$5,143,940	$4,728,750
Patronage dividends	3,641	793	3,961	959
Other revenues	30,770	26,645	63,483	59,987

	2,689,007	2,355,592	5,211,384	4,789,696
Cost of goods sold	2,628,099	2,303,183	5,042,629	4,639,995
Marketing, general and administrative	52,811	48,072	100,543	91,220

Operating earnings	8,097	4,337	68,212	58,481
Gain on legal settlements		(8,892)		(10,689)
Interest	13,482	11,436	25,022	24,249
Equity (income) loss from investments	(18,080)	5,772	(31,787)	(2,393)
Minority interests	3,220	3,345	7,142	8,776

Income (loss) before income taxes	9,475	(7,324)	67,835	38,538
Income taxes	964	(3,224)	8,585	2,282

Net income (loss)	$8,511	$(4,100)	$59,250	$36,256

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$8,511	$(4,100)	$59,250	$36,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,045	25,768	53,860	51,634
Noncash (income) loss from equity investments	(18,080)	5,772	(31,787)	(2,393)
Minority interests	3,220	3,345	7,142	8,776
Noncash portion of patronage dividends received	(2,519)	(497)	(2,830)	(681)
Loss (gain) on sale of property, plant and equipment	198	(733)	141	(270)
Other, net	313	2,014	540	2,460
Changes in operating assets and liabilities:
Receivables	56,820	58,292	11,798	(7,692)
Inventories	25,773	68,242	(189,113)	(93,635)
Other current assets and other assets	(200,256)	(51,237)	(323,170)	(118,008)
Customer credit balances	52,768	11,628	65,606	76,959
Customer advance payments	(57,054)	(62,599)	(12,079)	(9,585)
Accounts payable and accrued expenses	(106,537)	(173,503)	(16,263)	(44,198)
Other liabilities	5,069	(4,842)	11,718	(6,978)

Net cash used in operating activities	(204,729)	(122,450)	(365,187)	(107,355)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(49,989)	(36,762)	(102,222)	(77,375)
Proceeds from disposition of property, plant and equipment	8,078	7,177	29,742	11,925
Investments	(1,012)	(2,791)	(1,022)	(4,175)
Equity investments redeemed	16,010	12,780	43,503	28,093
Investments redeemed	2,657	1,670	6,115	3,383
Changes in notes receivable	248	(275)	(5,896)	(11,516)
Acquisitions of intangibles		(55)		(434)
Acquisitions of working capital, net				(13,030)
Distribution to minority owners			(1,338)	(463)
Other investing activities, net	696	23	3,203	467

Net cash used in investing activities	(23,312)	(18,233)	(27,915)	(63,125)

Cash flows from financing activities:
Changes in notes payable	223,990	124,500	349,705	38,047
Long-term debt borrowings	445		445	175,000
Principal payments on long-term debt	(4,500)	(33,377)	(8,271)	(37,279)
Payments on derivative instruments				(7,574)
Changes in checks and drafts outstanding	19,194	(14,400)	16,290	(28,501)
Proceeds from sale of preferred stock, net of expenses	(53)	82,516	(53)	82,580
Preferred stock dividends paid	(1,874)	(190)	(3,748)	(374)
Retirements of equities	(1,583)	(21,938)	(2,851)	(24,360)
Cash patronage dividends paid	(28,158)	(26,365)	(28,158)	(26,365)

Net cash provided by financing activities	207,461	110,746	323,359	171,174

Net (decrease) increase in cash and cash equivalents	(20,580)	(29,937)	(69,743)	694
Cash and cash equivalents at beginning of period	119,086	138,823	168,249	108,192

Cash and cash equivalents at end of period	$98,506	$108,886	$98,506	$108,886

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands)

Note 1.	Accounting Policies

      The unaudited consolidated balance sheets as of February 29, 2004 and February 28, 2003, and the statements of operations and cash flows for the three and six months ended February 29, 2004 and February 28, 2003 reflect, in the opinion of management of CHS Inc. (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company’s businesses. The consolidated balance sheet data as of August 31, 2003 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2003, included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Goodwill and Other Intangible Assets

      The Company had $27.1 million of goodwill as of February 29, 2004, and during the three months and six months then ended, the Company had no additions or disposals of goodwill.

      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The gross carrying amount of these intangible assets is $35.3 million with total accumulated amortization of $11.5 million as of February 29, 2004. Intangible assets of $0.2 million (non-cash acquisition) and $0.4 million were acquired during the six months ended February 29, 2004 and February 28, 2003, respectively. Total amortization expense for intangible assets during the three-month and six-month periods ended February 29, 2004, was approximately $0.8 million and $2.1 million, respectively, and $1.2 million and $2.3 million, respectively, for the same periods in 2003. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.7 million annually.

Recent Accounting Pronouncements

      On December 23, 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. All other provisions under this Statement are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company will adopt the interim provisions of this Statement beginning in the third quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

      On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended February 29, 2004 do not reflect the effect of the Act as permitted by the FSP.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. The Company has not finalized its assessments and has not yet determined what the effects of adopting this standard will have on the Company.

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

Reclassifications:

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. In addition, the Company previously amended its Quarterly Report on Form 10-Q for the period ended February 28, 2003 to restate its financial statements for such period. The restatement reduced previously reported net sales and cost of goods sold to eliminate intercompany sales. These reclassifications and restatement had no effect on previously reported net income, equities and comprehensive income, or cash flows.

Note 2.     Receivables

	February 29,	August 31,	February 28,
	2004	2003	2003

Trade	$743,714	$748,398	$727,301
Other	52,921	47,000	66,362

	796,635	795,398	793,663
Less allowances for doubtful accounts	33,743	31,618	26,516

	$762,892	$763,780	$767,147

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	February 29,	August 31,	February 28,
	2004	2003	2003

Grain and oilseed	$543,781	$370,381	$411,584
Energy	245,909	292,095	274,008
Feed and farm supplies	166,191	95,589	134,446
Processed grain and oilseed	44,210	42,688	35,225
Other	1,185	1,130	6,490

	$1,001,276	$801,883	$861,753

Note 4.	Derivative Assets and Liabilities

      Included in other current assets on February 29, 2004, August 31, 2003 and February 28, 2003 are derivative assets of $234.7 million, $54.5 million and $42.1 million, respectively. Included in accrued expenses on February 29, 2004, August 31, 2003 and February 28, 2003 are derivative liabilities of $189.1 million, $46.5 million and $42.6 million, respectively.

Note 5.	Investments

      In April 2003, the Company acquired an additional economic interest in the wholesale crop protection products business of Agriliance, LLC (the “CPP Business”), which constitutes a part of the Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance, LLC are owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland Industries, Inc. (Farmland). The ownership or governance interests in Agriliance, LLC did not change with the purchase of this additional economic interest. Agriliance, LLC earnings are split among the members based upon the respective economic interests of each member.

      In March 2004, the Company signed an agreement for the sale of all of Farmland’s interests in Agriliance, LLC to the Company. The sale is contingent upon bankruptcy court approval in the Farmland bankruptcy case. A bankruptcy court hearing on the matter is scheduled for April 20, 2004. The proposed purchase price is $27.5 million. Upon completion of this transaction, the Company will own 50% of the economic and governance interests in Agriliance, LLC.

      The following provides summarized unaudited financial information for the Company’s unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the three-month and six-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net sales	$330,432	$275,392	$674,551	$562,417
Gross profit	52,414	29,643	105,322	79,371
Net income	23,696	1,612	47,312	22,403

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	February 29,	August 31,	February 28,
	2004	2003	2003

Current assets	$310,774	$193,632	$181,825
Non-current assets	238,052	231,649	231,700
Current liabilities	154,945	227,400	220,497
Non-current liabilities	196,077	21,738	22,950

     Agriliance, LLC

	For the Three Months Ended		For the Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net sales	$472,949	$553,390	$1,078,202	$1,146,120
Gross profit	57,431	44,924	108,649	93,446
Net loss	(4,885)	(25,246)	(19,327)	(45,356)

	February 29,	August 31,	February 28,
	2004	2003	2003

Current assets	$1,438,953	$1,249,941	$1,219,602
Non-current assets	117,392	119,615	126,346
Current liabilities	1,195,708	1,083,743	1,070,495
Non-current liabilities	175,811	27,061	107,466

Note 6.     Equities

      The following provides unaudited changes in equity for the six month periods as indicated below:

	2004	2003

Balances, September 1, 2003 and 2002	$1,481,711	$1,289,638
Net income	59,250	36,256
Other comprehensive income (loss)	2,304	(6,583)
Patronage distribution	(93,445)	(87,859)
Patronage accrued 2003	90,000	92,900
Equities retired	(2,851)	(24,360)
Equity retirements accrued 2003	2,851	24,360
Equities issued in exchange for elevator properties	13,363
Preferred stock issued, net of expenses		82,580
Preferred stock dividends	(3,748)	(374)
Preferred stock dividends accrued 2003	1,249
Accrued dividends and equities payable	(28,109)	(16,300)
Other, net	1,635	(3,927)

Balances, February 29, 2004 and February 28, 2003	$1,524,210	$1,386,331

      In 2001 and 2002 the Company issued approximately $9.5 million (9,454,874 shares) of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Company issued 3,450,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share, for proceeds of $86.3 million, which are listed on the NASDAQ National Market. The Board of Directors intent is to pay quarterly dividends. Expenses related to the issuance of the New Preferred were $3.8 million.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was $7.5 million (7,452,439 shares), and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share. As of February 29, 2004 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

      In March 2004, $13.0 million of capital equity certificates were redeemed in exchange for shares of the Company’s New Preferred pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price for one share of the stock on the NASDAQ National Market on March 2, 2004. After the exchange, the number of shares of New Preferred outstanding was 4,227,414.

Note 7.     Comprehensive Income

      Total comprehensive income primarily consists of net income, additional minimum pension liability and cash flow hedges. For the three months ended February 29, 2004 and February 28, 2003, total comprehensive income amounted to $10.3 million income and $4.9 million loss, respectively. For the six months ended February 29, 2004 and February 28, 2003, total comprehensive income amounted to $61.6 million and $29.7 million, respectively. Accumulated other comprehensive loss on February 29, 2004, August 31, 2003 and February 28, 2003 was $16.0 million, $18.3 million and $58.5 million, respectively.

Note 8.	Non-Cash Activities

      During the six months ended February 29, 2004 and February 28, 2003 the Company accrued dividends and equities payable of $28.1 million and $16.3 million, respectively.

      During the six months ended February 29, 2004 the Company issued capital equity certificates in the amount of $13.4 million in exchange for elevator properties.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company assigns certain corporate general and administrative expenses to its business segments, based on use of such services and allocates other services based on factors or considerations relevant to the costs incurred.

      Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers to be non-asymmetrical. Therefore, due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Segment information for the three months and six months ended February 29, 2004 and February 28, 2003 is as follows:

			Country		Processed
			Operations	Grain	Grains and		Reconciling
	Agronomy	Energy	and Services	Marketing	Foods	Other	Amounts	Total

For the Three Months Ended February 29, 2004
Net sales		$906,251	$495,613	$1,367,823	$193,257		$(308,348)	$2,654,596
Patronage dividends		1,097	2,481	39		$24		3,641
Other revenues		(222)	20,460	8,061	984	1,487		30,770

		907,126	518,554	1,375,923	194,241	1,511	(308,348)	2,689,007
Cost of goods sold		892,386	488,528	1,370,335	185,198		(308,348)	2,628,099
Marketing, general and administrative	$2,454	16,716	16,671	6,125	9,328	1,517		52,811
Interest	(95)	3,714	4,259	1,369	3,993	242		13,482
Equity (income) loss from investments	(1,310)	7	(244)	(2,731)	(13,802)			(18,080)
Minority interests		2,707	513					3,220

(Loss) income before income taxes	$(1,049)	$(8,404)	$8,827	$825	$9,524	$(248)	$—	$9,475

Intersegment sales		$(28,309)	$(271,124)	$(8,915)			$308,348	$—

Capital expenditures		$32,389	$8,633	$2,998	$7,861	$352		$52,233

Depreciation and amortization	$311	$14,434	$5,792	$1,861	$3,857	$790		$27,045

For the Three Months Ended February 28, 2003
Net sales		$900,029	$430,832	$1,104,296	$128,291		$(235,294)	$2,328,154
Patronage dividends	$(57)	50	795	(52)	27	$30		793
Other revenues		848	16,448	6,232	947	2,170		26,645

	(57)	900,927	448,075	1,110,476	129,265	2,200	(235,294)	2,355,592
Cost of goods sold		886,560	429,749	1,102,203	119,965		(235,294)	2,303,183
Marketing, general and administrative	1,578	13,577	15,332	5,912	10,057	1,616		48,072
Gain on legal settlement			(8,892)					(8,892)
Interest	(380)	4,001	2,616	1,024	3,319	856		11,436
Equity loss (income) from investments	6,012	(235)	(255)	1,710	(1,460)			5,772
Minority interests		3,070	275					3,345

(Loss) income before income taxes	$(7,267)	$(6,046)	$9,250	$(373)	$(2,616)	$(272)	$—	$(7,324)

Intersegment sales		$(22,936)	$(211,832)	$(526)			$235,294	$—

Capital expenditures		$36,089	$5,200	$1,172	$7,109	$419		$49,989

Depreciation and amortization	$311	$14,510	$5,333	$1,605	$3,267	$742		$25,768

For the Six Months Ended February 29, 2004
Net sales		$1,822,291	$998,557	$2,573,040	$343,882		$(593,830)	$5,143,940
Patronage dividends		1,112	2,501	300		$48		3,961
Other revenues		2,632	41,538	14,981	1,796	2,536		63,483

		1,826,035	1,042,596	2,588,321	345,678	2,584	(593,830)	5,211,384
Cost of goods sold		1,752,334	984,730	2,573,931	325,464		(593,830)	5,042,629
Marketing, general and administrative	$3,768	31,282	31,822	12,314	18,433	2,924		100,543
Interest	(178)	7,513	7,504	2,523	7,509	151		25,022
Equity loss (income) from investments	1,821	(289)	(269)	(4,706)	(28,344)			(31,787)
Minority interests		6,396	746					7,142

(Loss) income before income taxes	$(5,411)	$28,799	$18,063	$4,259	$22,616	$(491)	$—	$67,835

Intersegment sales		$(55,445)	$(519,105)	$(19,280)			$593,830	$—

Goodwill assets		$3,185	$262		$23,605			$27,052

Capital expenditures		$68,478	$13,833	$4,170	$14,970	$771		$102,222

Depreciation and amortization	$623	$28,847	$11,012	$4,138	$7,673	$1,567		$53,860

Total identifiable assets at February 29, 2004	$263,346	$1,336,458	$1,259,849	$586,039	$548,540	$291,322		$4,285,554

For the Six Months Ended February 28, 2003
Net sales		$1,811,618	$919,898	$2,265,850	$242,124		$(510,740)	$4,728,750
Patronage dividends	$(57)	63	846	26	27	$54		959
Other revenues		1,837	40,985	12,836	1,856	2,473		59,987

	(57)	1,813,518	961,729	2,278,712	244,007	2,527	(510,740)	4,789,696
Cost of goods sold		1,745,142	917,659	2,261,650	226,284		(510,740)	4,639,995
Marketing, general and administrative	2,718	27,762	27,935	11,983	18,145	2,677		91,220
Gain on legal settlement			(10,689)					(10,689)
Interest	(678)	8,011	8,004	2,882	5,665	365		24,249
Equity loss (income) from investments	10,030	(555)	(470)	896	(12,294)			(2,393)
Minority interests		8,205	571					8,776

(Loss) income before income taxes	$(12,127)	$24,953	$18,719	$1,301	$6,207	$(515)	$—	$38,538

Intersegment sales		$(46,946)	$(462,960)	$(834)			$510,740	$—

Goodwill assets		$3,647	$262		$23,605			$27,514

Capital expenditures		$34,024	$13,351	$916	$27,964	$1,120		$77,375

Depreciation and amortization	$623	$29,048	$10,754	$3,210	$6,402	$1,597		$51,634

Total identifiable assets at February 28, 2003	$222,578	$1,363,611	$986,896	$466,919	$454,453	$221,135		$3,715,592

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 10.	Commitments and Contingencies

Environmental

      The Company expects to incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $21.4 million has been spent at the Laurel refinery and $69.3 million has been spent by NCRA at the McPherson refinery as of February 29, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company’s obligations pursuant to its guarantees as of February 29, 2004 are as follows:

	Guarantee/	Exposure on
	Maximum	February 29,					Assets Held as
Entities	Exposure	2004	Nature of Guarantee	Expiration Date	Triggering Event	Recourse Provisions	Collateral

	(dollars in thousands)
The Company’s financial services cooperative loans sold to CoBank	*	$14,272	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	20,143	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$15,000	12,925	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
North Valley Petroleum, LLC	$194	168	Obligations by North Valley Petroleum, LLC under credit agreement	None stated	Credit agreement default	Subrogation against North Valley Petroleum, LLC	None
Third parties	*	1,351	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$48,859

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      The information in this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2004, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

      Changes in commodity prices. Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grains, oilseeds, and flour. Commodity prices generally are affected by a wide range of factors beyond our control, including the weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

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

      We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $324.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $21.4 million had been spent at the Laurel refinery and $69.3 million had been spent by NCRA at the McPherson refinery as of February 29, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

      We operate some of our business through joint ventures in which our rights to control business decisions are limited. Several parts of our business, including in particular, our agronomy business segment and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

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

      The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the three months and six months ended February 29, 2004 and February 28, 2003 is shown in Note 9 to the Consolidated Financial Statements.

      Many of the Company’s business activities are highly seasonal, and as a result, operating results will vary throughout the year. Overall, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and fall crop drying seasons.

      The Company’s revenue can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds and flour. Changes in market prices for commodities that the Company purchases without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond the Company’s control, including the weather, crop damage due to diseases or insects, drought, the availability and adequacy of supply, government regulation and policies, world events, and general political and economic conditions.

      While the Company’s sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records, as equity income from investments, its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. These investments principally include the Company’s 25% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).

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

      In April 2003, the Company acquired an additional economic interest in the Agriliance wholesale crop protection business (the “CPP Business”), which constitutes only a part of the Agriliance business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. The economic interests in Agriliance are owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance earnings are split among the members based upon the respective economic interests of each member.

      In March 2004, the Company signed an agreement for the sale of all of Farmland’s interests in Agriliance, LLC to the Company. The sale is contingent upon bankruptcy court approval in the Farmland bankruptcy case. A bankruptcy court hearing on the matter is scheduled for April 20, 2004. The proposed purchase price is $27.5 million. Upon completion of this transaction, the Company will own 50% of the economic and governance interests in Agriliance, LLC.

      In March 2004, NCRA purchased and sold a partial interest in a crude oil pipeline, and will record a gain from the sale of approximately $12.0 million during the Company’s third quarter. The effect on the Company will be additional earnings of approximately 75% of the gain or $9.0 million.

Results of Operations

Comparison of the three months ended February 29, 2004 and February 28, 2003

      Net Income. Consolidated net income for the three months ended February 29, 2004 was $8.5 million compared to a net loss of $4.1 million for the three months ended February 28, 2003, which represents a $12.6 million increase in earnings. The most significant increases in earnings, when comparing the three months ended February 29, 2004 with the same period of a year ago, were generated within the Company’s Processed Grains and Foods, and Agronomy segments. The Processed Grains and Foods segment earnings increased $12.1 million, primarily as a result of improved volumes and gross profits within the Company’s packaged foods joint venture. The Agronomy segment joint ventures generated increased earnings of $7.3 million, primarily a result of the 13.1% additional economic interest in the CPP Business, as previously discussed.

      Net Sales. Consolidated net sales of $2.7 billion for the three months ended February 29, 2004 increased $326.4 million (14%) compared to the three months ended February 28, 2003.

      Company-wide grain and oilseed net sales of $1.4 billion increased $246.6 million (21%) during the three months ended February 29, 2004 compared with the sales activity during the three months ended February 28, 2003. Sales consummated by the Grain Marketing segment totaled $1,367.8 million and $1,104.3 million during the periods ended February 29, 2004 and February 28, 2003, respectively. Grain sales of the Country Operations and Services segment to outside customers during these same periods were $81.8 million and $98.7 million, respectively. Sales of grain between the Country Operations and Services segment and the Grain Marketing segment during those periods were $280.0 million and $212.4 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net sales increase of $246.6 million is attributable to higher grain prices and increased volumes during the three month period ended February 29, 2004 compared to those prevailing during the same period a year earlier. In an analysis of this increase in net sales, the weighted average sales price of all grain and oilseed commodities sold reflected an increase of $0.44 per bushel (11%) which contributed $131.4 million to the increase. Commodity prices in general increased, in particular the market price of soybeans increased $1.87 per bushel compared to the three-months ended February 28, 2003. Volume increased 9% during the three month period ended February 29, 2004 compared with the same three month period of a year ago, and had the affect of increasing sales by $115.2 million. The largest volume increases were primarily in soybeans and corn.

      Energy net sales of $877.9 million increased $0.9 million (less than 1%) during the three months ended February 29, 2004 compared with the sales activity during the three months ended February 28, 2003. During the three months ended February 29, 2004 and February 28, 2003, respectively, the Energy segment had sales to the Country Operations and Services segment of $28.3 million and $22.9 million, respectively. These intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $0.9 million is comprised of an increase of $69.2 million related to price appreciation and a decrease in sales of $68.3 million because of lower sales volume. On a more product-specific basis, refined fuels prices increased $0.05 per gallon and volumes decreased 9% when comparing the three months ended February 29, 2004 with the same period a year ago. Propane prices increased $0.10 per gallon and sales volume remained consistent in comparison of the same two periods. Refined fuel prices are generally reflective of crude oil prices. Refined fuels volume decreases reflect a cutback on unbranded sales during the second quarter to offset the effects of the non-renewal of the supply agreement with a Coffeyville, Kansas production facility. The higher propane prices reflect lower industry stocks in 2003 as the result of a cold winter earlier in the calendar year.

      Country operations non-grain net sales of $133.8 million increased by $14.0 million (12%) during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 primarily in energy products. Energy product sales increased primarily as the result of an increase in the average selling price of propane compared to the previous year.

      Processed Grains and Foods segment net sales of $193.3 million increased $64.9 million (51%) during the three months ended February 29, 2004 compared to the three months ended February 28, 2003. Oilseed processing net sales increased $66.3 million primarily due to additional volumes from a new crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004. In addition, the average selling price of processed oilseed and refined oilseed products increased $29 per ton and $0.04 per pound, respectively.

      Patronage Dividends. Patronage dividends received of $3.6 million increased $2.8 million during the three months ended February 29, 2004 compared to the three months ended February 28, 2003. This increase is primary a result of a patronage distribution in one of the Company’s cooperative investments, which was primarily related to gains on legal settlements and on the sale of a warehouse facility.

      Other Revenues. Other revenues of $30.8 million increased $4.1 million (15%) during the three months ended February 29, 2004 compared to the three months ended February 28, 2003. The most significant increase was in the Country Operations and Services segment compared to the prior year.

      Cost of Goods Sold. Cost of goods sold of $2.6 billion increased $324.9 million (14%) during the three months ended February 29, 2004 compared to the three months ended February 28, 2003. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased 21% compared to the three months ended February 28, 2003 primarily due to a $0.46 (11%) average cost per bushel increase and a 9% increase in volumes. This increase in cost of goods sold was primarily the result of higher commodity prices and increased shipping costs. The Energy segment cost of goods sold increased by $5.8 million during the three months ended February 29, 2004 compared to the same period of the prior year, primarily due to increased average costs, which were partially offset by reduced volumes. On a more product-specific basis, refined fuels average cost increased by $0.05 per gallon, which was partially offset by a 9% decrease in volumes compared to the three months ended February 28, 2003. The average cost increase on refined fuels is reflective of crude oil prices. The average cost of propane increased $0.10 per gallon while volumes stayed relatively consistent compared to the three months ended February 28, 2003. Country operations non-grain cost of goods sold increased by 6% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003, primarily due to an increased average cost per unit on propane products. The Processed Grains and Foods segment cost of goods sold increased by $65.2 million (54%) compared to the three months ended February 28, 2003, which was primarily due to additional volumes of soybeans processed at the new crushing plant in Fairmont, Minnesota and an increased average cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $52.8 million for the three months ended February 29, 2004 increased by $4.7 million (10%) compared to the three months ended February 28, 2003. The primary increase during three months ended February 29, 2004 compared to the prior year is within the Energy segment.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $8.9 million during the three months ended February 28, 2003 from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $13.5 million for the three months ended February 29, 2004 increased by $2.0 million (18%) compared to the three months ended February 28, 2003. The average level of short-term borrowings increased $188.5 million primarily due to financing higher average working capital needs and was partially offset by an average short-term interest rate decrease of 0.2% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003.

      Equity Income from Investments. Equity income from investments of $18.1 million for the three months ended February 29, 2004 compares to an equity loss from investments of $5.8 million for the three months ended February 28, 2003 and increased $23.9 million. This increase is primarily attributable to improved earnings within the Company’s Processed Grains and Foods segment of $12.3 million, the Agronomy segment of $7.3 million, and the Grain Marketing segment of $4.4 million.

      The Processed Grains and Foods segment oilseed based products and packaged foods joint venture (Ventura) increase of $11.0 million is primarily improved sales volume of 20% and an increase in gross profits as a percent of sales.

      The Agronomy segment joint ventures generated increased earnings of $7.3 million. The improvement in earnings is primarily a result of the 13.1% additional economic interest in the CPP business, as previously discussed. However, the crop nutrient volumes are down 28% compared to the prior three-month period last year, which slightly increased the overall equity loss that was recorded from the Agriliance investment.

      The Grain Marketing segment’s also shows increased earnings in two exporting joint ventures primarily due to increased demand from China, favorable ocean freight spreads from the Pacific Northwest, where the exporting joint venture facilities are located, to the Pacific Rim, a weaker U.S. dollar and poor weather conditions in certain competing grain exporting countries. These factors contributed to a $1.9 million increase in equity income from the Company’s investment in TEMCO, LLC, a joint venture which exports corn and soybeans. These same conditions contributed to $2.1 million improvement in equity income from the Company’s wheat exporting investment in United Harvest, LLC.

      Minority Interests. Minority interests of $3.2 million for the three months ended February 29, 2004 decreased by $125 thousand (4%) compared to the three months ended February 28, 2003. The net change in minority interests during the three months ended February 29, 2004 compared to the prior three-month period last year was primarily a result of slightly less profitable operations within the Company’s majority-owned subsidiaries. Substantially all minority interests relate to NCRA an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $1.0 million for the three months ended February 29, 2004 compares to an income tax benefit of $3.2 million for the three months ended February 28, 2003. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 29, 2004 and February 28, 2003. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Comparison of the six months ended February 29, 2004 and February 28, 2003

      Net Income. Consolidated net income for the six months ended February 29, 2004 was $59.3 million compared to $36.3 million for the six months ended February 28, 2003, which represents a $23.0 million (63%) increase in earnings. The most significant increases in earnings, when comparing the six months ended February 29, 2004 with the same period of a year ago, were generated within the Company’s Processed Grains and Foods, and Agronomy segments. The Processed Grains and Foods segment earnings increased $16.4 million, primarily as a result of improved volumes and gross profits within the Company’s packaged foods joint venture. Stronger soymeal margins resulted from increased demand and because a competitor’s facility, which operates in the same geographic area as the Company’s plants was inoperative during much of the period. Refined soybean oil-based products generated improved margins primarily due to increased volumes. The Agronomy segment joint ventures generated increased earnings of $8.2 million for the Company, primarily a result of the 13.1% additional economic interest in the CPP business, as previously discussed. The Energy segment also generated increased earnings of $3.8 million, primarily as the result of strong refining margins, and the Grain Marketing segment increased earnings of $3.0 million, primarily related to improved equity income for joint ventures.

      Net Sales. Consolidated net sales of $5.1 billion for the six months ended February 29, 2004 increased $415.2 million (9%) compared to the six months ended February 28, 2003.

      Company-wide grain and oilseed net sales of $2.7 billion increased $278.5 million (11%) during the six months ended February 29, 2004 compared with the sales activity during the six months ended February 28, 2003. Sales consummated by the Grain Marketing segment totaled $2,573.0 million and

$2,265.8 million during the periods ended February 29, 2004 and February 28, 2003, respectively. Grain sales of the Country Operations and Services segment to outside customers during these same periods were $153.1 million and $181.8 million, respectively. Sales of grain between the Country Operations and Services segment and the Grain Marketing segment during those periods were $538.4 million and $463.8 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net sales increase of $278.5 million is attributable to higher grain prices and increased volumes during the six month period ended February 29, 2004 compared to those prevailing during the same period a year earlier. In an analysis of this increase in net sales, the weighted average sale price of all grain and oilseed commodities sold reflected an increase of $0.33 per bushel (8%) which contributed $194.4 million to the increase. Commodity prices in general increased, in particular, the market price per bushel of soybeans, corn and wheat were $3.66, $0.65 and $0.58 greater than the respective prices for the six months ended February 28, 2004. Volumes increased 3% during the six-month period ended February 29, 2004 compared with the same six-month period of a year ago, and contributed $84.1 million to the increase. Soybeans reflected the largest volume increase, which was partially offset by a volume decrease in corn.

      Energy net sales of $1.8 billion increased $2.2 million (less than 1%) during the six months ended February 29, 2004 compared with the sales activity during the six months ended February 28, 2003. During the six months ended February 29, 2004 and February 28, 2003, the Energy segment had sales to the Country Operations and Services segment of $55.4 million and $46.9 million, respectively. These intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $2.2 million is comprised of an increase of $141.7 million related to price appreciation and a decrease in sales of $139.5 million because of lower sales volume. On a more product-specific basis, refined fuels prices increased $0.05 per gallon and volumes decreased 5% when comparing the six months ended February 29, 2004 with the same period a year ago. Propane prices increased $0.12 per gallon and sales volume decreased 8% in comparison of the same two periods. Refined fuel prices are generally reflective of crude oil prices. The higher propane prices reflect lower industry stocks in 2003 as the result of a cold winter earlier in the calendar year. The lower sales volume for propane during the six months ended February 29, 2004 is primarily reflective of a dry autumn which offered minimal opportunity for corn drying (propane is used as the fuel for corn dryers) and a relatively warm early winter which reduces its demand for home heating.

      Country operations non-grain net sales of $307.1 million increased by $32.8 million (12%) during the six months ended February 29, 2004 compared to the six months ended February 28, 2003 primarily in energy and agronomy products. Fertilizer volume and the net average sales price increased compared to the previous year. Energy product sales increased primarily as the result of an increase in the average selling price of propane compared to the previous year.

      Processed Grains and Foods segment net sales of $343.9 million increased $101.8 million (42%) during the six months ended February 29, 2004 compared to the six months ended February 28, 2003. The volume increase is primarily due to additional volumes at a new crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004. The average selling price of processed oilseed and refined oilseed products increased $49 per ton and $0.05 per pound, respectively.

      Patronage Dividends. Patronage dividends received of $4.0 million increased $3.0 million during the six months ended February 29, 2004 compared to the six months ended February 28, 2003. This increase is primary a result of a patronage distribution in one of the Company’s cooperative investments which, primarily related to gains on legal settlements and on the sale of a warehouse facility.

      Other Revenues. Other revenues of $63.5 million increased $3.5 million (6%) during the six months ended February 29, 2004 compared to the six months ended February 28, 2003. The most significant increase was in the Country Operations and Services segment compared to the prior year.

      Cost of Goods Sold. Cost of goods sold of $5.0 billion increased $402.6 million (9%) during the six months ended February 29, 2004 compared to the six months ended February 28, 2003. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and

Services segments increased $279.9 million (12%) compared to the six months ended February 28, 2003, primarily due to a $0.34 (8%) average cost per bushel increase and a 3% increase in volumes compared to the prior year. This increase in cost of goods sold was primarily the result of higher commodity prices. The Energy segment cost of goods sold increased by $7.2 million (less than 1%) during the six months ended February 29, 2004 compared to the same period of the prior year, primarily due to increased average costs which was partially offset by reduced volumes. On a more product-specific basis, the average cost of refined fuels increased by $0.05 per gallon, which was partially offset by a 5% decrease in volumes compared to the six months ended February 28, 2003. The average cost increase on refined fuels is reflective of crude oil prices. The average cost of propane increased $0.12 per gallon, which was partially offset by an 8% decrease in volumes compared to the six months ended February 28, 2003. Volumes of propane products were reduced due to a dry autumn, which was partially offset by an average cost increase due to higher input costs compared to the six months ended February 28, 2003. Country operations non-grain cost of goods sold increased by 10% during the six months ended February 29, 2004 compared to the six months ended February 28, 2003, primarily due to an increased average cost per unit on fertilizer and propane products. The Processed Grains and Foods segment cost of goods sold increased by $99.2 million (44%) compared to the six months ended February 28, 2003, which was primarily due to additional volumes of soybeans processed at the new crushing plant in Fairmont, Minnesota and increased cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $100.5 million for the six months ended February 29, 2004 increased by $9.3 million (10%) compared to the six months ended February 28, 2003. The net increase includes additional expenses within the Energy and Country Operations and Services segments.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $10.7 million during the six months ended February 28, 2003 from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $25.0 million for the six months ended February 29, 2004 increased by $773 thousand (3%) compared to the six months ended February 28, 2003. The average level of short-term borrowings increased $55.8 million primarily due to financing higher average working capital needs and was partially offset by an average short-term interest rate decrease of 0.4% during the six months ended February 29, 2004 compared to the six months ended February 28, 2003.

      Equity Income from Investments. Equity income from investments of $31.8 million for the six months ended February 29, 2004 compares to $2.4 million for the six months ended February 28, 2003 and increased $29.4 million. This increase is primarily attributable to improved earnings within the Company’s Processed Grains and Foods segment of $16.1 million, the Agronomy segment of $8.2 million, and the Grain Marketing segment of $5.6 million.

      The Processed Grains and Foods segment oilseed based products and packaged foods joint venture (Ventura) increase is primarily improved sales volume of 20% and an increase in gross profits as a percent of sales.

      The Agronomy segment joint ventures generated increased earnings of $8.2 million. The improvement in earnings is primarily a result of the 13.1% additional economic interest in the CPP business, as previously discussed. However, the crop nutrient volumes are down 26% over last year, which slightly increased the overall equity loss that was recorded from the Agriliance investment.

      The Grain Marketing segment’s also shows increased earnings in two exporting joint ventures primarily due to increased demand from China, favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located to the Pacific Rim, a weaker U.S. dollar and poor weather conditions in certain competing grain exporting countries. These factors contributed to a $2.7 million increase in equity income from the Company’s investment in TEMCO, LLC, a joint venture which exports corn and soybeans. These same conditions contributed to $2.5 million improvement in equity income from the Company’s wheat exporting investment in United Harvest, LLC.

      Minority Interests. Minority interests of $7.1 million for the six months ended February 29, 2004 decreased by $1.6 million (19%) compared to the six months ended February 28, 2003. The net change in minority interests during the six months ended February 29, 2004 compared to the prior six-month period last year was primarily a result of less profitable operations within the Company’s majority-owned subsidiaries. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $8.6 million for the six months ended February 29, 2004 compares to $2.3 million for the six months ended February 28, 2003, resulting in effective tax rates of 12.7% and 5.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 29, 2004 and February 28, 2003. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Liquidity and Capital Resources

      On February 29, 2004, the Company had working capital, defined as current assets less current liabilities, of $475.2 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0 compared to working capital of $458.7 million and a current ratio of 1.3 to 1.0 on August 31, 2003. On February 28, 2003, the Company had working capital of $522.8 million and a current ratio of 1.4 to 1.0, compared to working capital of $249.1 million and a current ratio of 1.2 to 1.0 on August 31, 2002. In October 2002, the Company borrowed $175.0 million from a group of insurance companies on a long-term basis and in January 2003 received net proceeds of $82.5 million from the sale of preferred stock to the general public. This financing was initiated in part to fund capital expenditures related to the low sulfur fuel regulations discussed below in Cash Flows from Investing Activities. The Company had previously established committed lines of revolving credit totaling $715.0 million, of which $600.0 million was drawn on February 29, 2004, primarily for the purpose of financing receivables and inventories. These receivables and inventories are highly liquid. In addition to these lines of revolving credit, the Company established additional uncommitted lines of credit during the second fiscal quarter of 2004 totaling $100.0 million through CoBank, ACB, of which $50.0 million expires in May 2004 and $50.0 million expires in May 2005. The terms of this new revolving credit are the same as under the existing lines of credit. Recent commodity prices have increased significantly, in particular soybeans, and the Company believes that obtaining the additional financing was prudent in order to ensure adequate liquidity to cover any increase in net operating assets and liabilities. There was no outstanding balance on the additional facilities on February 29, 2004.

Cash Flows from Operations

      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors were described in the cautionary statement above, and may affect net operating assets and liabilities and liquidity.

      Cash flows used in operating activities were $365.2 million and $107.4 million for the six months ended February 29, 2004 and February 28, 2003, respectively. Volatility in cash flows from operations for these periods is primarily the result of changing grain and crude oil prices as well as inventory quantities. On February 29, 2004, the market prices per bushel of spring wheat, soybeans and corn, were $0.65 (17%), $3.43 (57%), and $.51 (21%) greater than their respective values on August 31, 2003. Crude oil prices on February 29, 2004 increased $4.59 per barrel (15%) when compared to August 31, 2003. These increases in grain and crude oil prices, as well as larger inventory quantities in the Country Operations and Services segment, had the affect of contributing significantly to an increase in net operating assets and liabilities values compared with those on August 31, 2003, thus using cash resources. The larger inventory quantities are due to grain inventory from fall harvest not delivered to sale destinations partly related to railcar shortages, and agronomy inventory related to the upcoming spring planting season. In contrast, on February 28, 2003, the market prices per bushel of spring wheat, soybeans and corn were $1.38 (27%),

$0.18 (3%) and $0.28 (11%) lower than their respective values on August 31, 2002. The decreases in grain prices on February 28, 2003 when compared to August 31, 2002, had the affect of decreasing operating assets and liabilities, but were offset by other factors that increased net operating assets and liabilities. Factors that increased net operating assets and liabilities included an increase in crude oil prices of $7.62 per barrel (26%), as well as larger inventory quantities in the Country Operations and Services segment related to agronomy products for the spring planting season and somewhat related to grain inventory from the fall harvest. All of the above factors, when combined, had the effect of increasing operating assets and liabilities values compared with those on August 31, 2002, thus using cash resources.

      Operating activities of the Company used net cash of $365.2 million during the six months ended February 29, 2004. Net income of $59.3 million and net non-cash expenses of $27.1 million were offset by an increase in net operating assets and liabilities of $451.6 million. The primary components of net non-cash expenses included depreciation and amortization of $53.9 million and a partial offset of net income from equity investments of $31.8 million. The increase in net operating assets and liabilities was caused primarily by increases in the prices of the three primary grain commodities handled by the Company, an increase in crude oil prices and increased inventory quantities, as explained in the previous paragraph. These and other less significant factors increased net operating assets and liabilities by $451.6 million and was the largest use of cash from operations. A major part of this increase in net operating assets and liabilities was financed with short-term notes payable. Because the change in short-term notes payable is shown in cash flows from financing activities, this source of cash does not offset the corresponding use of cash as part of the cash flows from operating activities in the Consolidated Statements of Cash Flows.

      Operating activities of the Company used net cash of $107.4 million during the six months ended February 28, 2003. Net income of $36.3 million and net non-cash expenses of $59.5 million were partially offset by an increase in net operating assets and liabilities $203.2 million. The primary components of net non-cash expenses included depreciation and amortization of $51.6 million, minority interests of $8.8 million and a partial offset of net income from equity investments of $2.4 million. The increase in net operating assets and liabilities was primarily due to an increase in crude oil prices and larger inventory quantities related to the seasonality of the agronomy business and grain harvest, as explained previously. This increase in net operating assets and liabilities of $203.2 million represented the largest use of cash generated through operations.

      Operating activities of the Company used net cash of $204.7 million during the three months ended February 29, 2004. Net income of $8.5 million and net non-cash expenses of $10.2 million were offset by an increase in net operating assets and liabilities of $223.4 million. The primary components of net non-cash expenses included depreciation and amortization of $27.0 million and a partial offset of net income from equity investments of $18.1 million. The increase in net operating assets and liabilities was caused primarily by prepayments to suppliers of agronomy product inventories at the Company’s country operations locations partially offset by the collection of prepayments from the Company’s own customers for these products. In addition, there was a decrease in payables as the Company used cash to pay deferred payment contracts for those producers that sold their grain to the Company during the prior quarter and requested cash payment after the end of the calendar year. These and other less significant factors increased net operating assets and liabilities by $223.4 million and was the largest use of cash from operations.

      Operating activities of the Company used net cash of $122.5 million during the three months ended February 28, 2003. A net loss of $4.1 million and an increase in net operating assets and liabilities of $154.0 million were partially offset by net non-cash expenses of $35.6 million. The primary components of net non-cash expenses included depreciation and amortization of $25.8 million and a loss from equity investments of $5.8 million. The increase in net operating assets and liabilities was primarily due to a decrease in payables as the Company used cash to pay deferred payment contracts for those producers that sold their grain to the Company during the prior quarter and requested cash payment after the end of the calendar year. In addition, there was an increase in prepayments to suppliers of agronomy product inventories at the Company’s country operations locations partially offset by the collection of prepayments from the Company’s own customers for these products. This increase in net operating assets and liabilities of $122.5 million represented the largest use of cash generated through operations.

      The Company expects that railcars will continue to be in short supply during the next quarter to transport grain from its country elevator locations to sale destinations. Inventories at most of the Company’s country operations elevators are already at near maximum capacity; consequently this situation is likely not to contribute to an increase in net operating assets and liabilities, but rather these inventories will not be reduced at the pace normally experienced. The Company also expects to decrease agronomy product inventories at its country operations locations during the next fiscal quarter as the spring planting season takes place, which will have the effect of decreasing operating assets and liabilities.

Cash Flows from Investing Activities

      For the three months ended February 29, 2004 and February 28, 2003, the net cash flows used in the Company’s investing activities totaled $23.3 million and $18.2 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $50.0 million and $36.8 million for the three months ended February 29, 2004 and February 28, 2003, respectively. For the year ended August 31, 2004 the Company expects to spend approximately $252.7 million for the acquisition of property, plant and equipment. Capital expenditures started in fiscal year 2002, related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $21.4 million has been spent at the Laurel refinery and $69.3 million has been spent by NCRA at the McPherson refinery as of February 29, 2004. The Company expects all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      Investments made during the three months ended February 29, 2004 and February 28, 2003 totaled $1.0 million and $2.8 million, respectively.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $8.1 million and $7.2 million for the three months ended February 29, 2004 and February 28, 2003, respectively. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $18.7 million and $14.5 million for the three months ended February 29, 2004 and February 28, 2003, respectively.

      For the six months ended February 29, 2004 and February 28, 2003, the net cash flows used in the Company’s investing activities totaled $27.9 million and $63.1 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $102.2 million and $77.4 million for the six months ended February 29, 2004 and February 28, 2003, respectively. For the six months ended February 28, 2003, the acquisitions of property, plant and equipment included $8.5 million acquired as part of a business. Construction of an oilseed processing facility in Fairmont, Minnesota was essentially complete during the first quarter of fiscal 2004 when the facility became operational. Also during the first quarter of fiscal 2004, the Company entered into a sale leaseback transaction for the facility equipment and received cash proceeds of $19.8 million from the sale.

      Investments made during the six months ended February 29, 2004 and February 28, 2003 totaled $1.0 million and $4.2 million, respectively.

      Acquisitions of intangibles were $0.4 million for the six months ended February 29, 2003, and net working capital acquired in business acquisitions was $13.0 million during the same period.

      During the six months ended February 29, 2004 and February 28, 2003, the changes in notes receivable resulted in decreases in cash flows of $5.9 million and $11.5 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.

      Distributions to minority owners for the six months ended February 29, 2004 and February 28, 2003, were $1.3 million and $0.5 million, respectively, and primarily relate to NCRA. Cash distributions NCRA has made to its members decreased since 2002, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $29.7 million and $11.9 million for the six months ended February 29, 2004 and February 28, 2003, respectively. During the six months ended February 29, 2004, proceeds of $19.8 million were from a sale leaseback transaction previously discussed. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $49.6 million and $31.5 million for the six months ended February 29, 2004 and February 28, 2003, respectively.

Cash Flows from Financing Activities

      The Company finances its working capital needs through short-term lines of credit with a syndication of banks. In May 2003, the Company entered into a 364-day credit facility of $600.0 million committed. In addition to these lines of credit, the Company has a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On February 29, 2004, August 31, 2003 and February 28, 2003, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $600.0 million, $251.1 million and $370.6 million, respectively. The increase in short-term notes payable on February 29, 2004 was primarily due to increased grain and crude oil prices as well as larger inventory quantities on February 29, 2004 compared to August 31, 2003. In addition to these lines of revolving credit, the Company established additional uncommitted lines of credit during the second fiscal quarter totaling $100.0 million through CoBank, ACB, of which $50.0 million expires in May 2004 and $50.0 million expires in May 2005. The terms of this new revolving credit are the same as under the existing lines of credit. There was no outstanding balance on these additional credit facilities on February 29, 2004. Recent commodity prices have increased significantly, in particular soybeans, and the Company believes that obtaining the additional short-term financing was prudent in order to ensure adequate liquidity to cover any increase in net operating assets and liabilities. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of brokers commissions of $3.2 million) was also used to pay down the 364-day credit facility.

      In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. The Company had a previous outstanding balance on this facility of $45.0 million on February 28, 2003. Repayments of $30.0 million were made on this facility during the three months ended February 28, 2003.

      In May 2003, the Company established a three-year revolving credit facility with a syndication of banks, with $100.0 million committed. There was no outstanding balance on this credit facility on February 29, 2004 or August 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $134.5 million, $137.8 million and $141.0 million on February 29, 2004, August 31, 2003 and February 28, 2003, respectively. Interest rates on February 29, 2004 ranged from 2.10% to 7.13%. Repayments of $1.6 million and $3.3 million were made on this facility during each of the three months and six months ended February 29, 2004 and February 28, 2003.

      Also in June 1998, the Company completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments will be made in equal annual installments of $37.5 million each in the years 2008 through 2013.

      In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company (Prudential). The long-term note in the amount of $25.0 million has an interest rate of 7.9% and will be repaid in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and will be repaid in equal annual installments of approximately $7.9 million, in the years 2005 through 2011.

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

      The Company, through NCRA, had revolving term loans outstanding of $13.5 million, $15.0 million and $16.5 million on February 29, 2004, August 31, 2003 and February 28, 2003, respectively. Interest rates on February 29, 2004 ranged from 6.48% to 6.99%. Repayments of approximately $0.8 million and $1.5 million were made during each of the three months and six months ended February 29, 2004 and February 28, 2003.

      On February 29, 2004, the Company had total long-term debt outstanding of $655.6 million, of which $162.0 million was bank financing, $480.0 million was private placement proceeds and $13.6 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 has not materially changed during the three months and six months ended February 29, 2004. The Company’s long-term debt is unsecured except for other notes and contracts in the amount of $5.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. The Company is in compliance with all debt covenants and restrictions as of February 29, 2004.

      During the three months ended February 29, 2004 and February 28, 2003, the Company borrowed on a long-term basis $0.4 million and no dollars, respectively, and during the same periods repaid long-term debt of $4.5 million and $33.4 million, respectively.

      During the six months ended February 29, 2004 and February 28, 2003, the Company borrowed on a long-term basis $0.4 million and $175.0 million, respectively, and during the same periods repaid long-term debt of $8.3 million and $37.3 million, respectively.

      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2003 were distributed during the three months ended February 29, 2004. The cash portion of this distribution, deemed by the Board of Directors to be 30% was $28.2 million. During the three months ended February 28, 2003 the Company distributed cash patronage of $26.4 million from the patronage earnings of the fiscal year ended August 31, 2002.

      The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. Such redemptions are at the discretion of the Board of Directors. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years may be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total cash redemptions related to the year ended August 31, 2003, to be distributed in fiscal year 2004, are expected to be approximately $10.8 million, of which $1.6 million was redeemed during the three months ended February 29, 2004 compared to $21.9 million during the three months ended February 28, 2003 and $2.9 million was redeemed during the six months ended February 29, 2004 compared to $24.4 million during the six months ended February 28, 2003. An additional $13.0 million of capital equity certificates were redeemed in March 2004 in exchange for shares of the Company’s 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price for one share of the stock on the NASDAQ National Market on March 2, 2004. After the exchange, the number of shares of New Preferred outstanding was 4,227,414. As of February 29, 2004 the Company had $93.7 million (3,748,099 shares) of the New Preferred outstanding.

      In 2001 and 2002 the Company issued approximately $9.5 million (9,454,874 shares) of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Company issued 3,450,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share, for proceeds of $86.3 million, which are listed on the NASDAQ National Market. The Board of Directors intent is to pay quarterly dividends. Expenses related to the issuance of the New Preferred were $3.8 million.

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

Off Balance Sheet Financing Arrangements

     Lease Commitments:

      The Company’s lease commitments presented in Management’s Discussion and Analysis in the Companies Annual Report on Form 10-K for the year ended August 31, 2003 have not materially changed during the six months ended February 29, 2004.

     Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $48.9 million was outstanding on February 29, 2004. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of February 29, 2004.

     Debt:

      There is no material off balance sheet debt.

Critical Accounting Policies

      The Company’s Critical Accounting Policies are presented in the Company’s Annual Report on Form 10-K, as amended, for the year ended August 31, 2003. There have been no changes to these policies during the six months ended February 29, 2004.

Effect of Inflation and Foreign Currency Transactions

      The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. During fiscal 2003, the Company opened a grain marketing office in Brazil that impacts its exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

      On December 23, 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement benefits.” This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. All other provisions under this Statement are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company will adopt the interim provisions of this Statement beginning in the third quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

      On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended February 29, 2004 do not reflect the effect of the Act as permitted by the FSP.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. The Company has not finalized its assessments and has not yet determined what the effects of adopting this standard will have on the Company.

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

      For the period ended February 29, 2004 the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K, as amended, for the year ended August 31, 2003.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date our disclosure controls and procedures were effective.

      During the second quarter ended February 29, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Description

10.1	2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc.
10.2	Master Loan Agreement as of January 22, 2004 between CoBank, ACB and CHS Inc.
10.3	Uncommitted Revolving Credit Supplement to Master Loan Agreement dated January 22, 2004 entered into as of March 4, 2004 ($50 million, term up to and including May 21, 2004)
10.4	Uncommitted Revolving Credit Supplement to Master Loan Agreement dated January 22, 2004 entered into as of March 4, 2004 ($50 million, term up to and including May 1, 2005)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS INC.
(Registrant)

/s/ JOHN SCHMITZ

John Schmitz
Executive Vice President and
Chief Financial Officer

April 7, 2004

(Date)