Form 10-K/A
period 2003-08-31
CHS INC
filed 2004-06-29
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-4

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5500 Cenex Drive	(651) 355-6000
Inver Grove Heights, Minnesota 55077	(Registrant’s Telephone number,
(Address of principal executive office)	including area code)

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

YES  ✓   NO   ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

     Not applicable.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ____   NO  ✓

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Page No.
PART II.
Item 8	Financial Statements and Supplementary Data	[__]
PART IV.
Item 15	Exhibits, Financial Statements and Reports Filed on Form 8-K	[__]
SIGNATURES		[__]
Consent of Independent Registered Public Acct Firm
Independent Auditors' Consent
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

CHS Inc.

Explanatory Note

     This Form 10-K/ A-4 amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as previously amended by the Registrant’s Form 10-K/ A-3, Form 10-K/ A-2 and Form 10-K/ A-1. This Form 10-K/A-4 is being filed solely to amend Item 8, Item 15(a)(1) and Item 15(a)(3) to include, pursuant to the requirements of Section 210.3-09 of Regulation S-X and in place of those included in the Registrant’s Annual Report, the separate financial statements of Ventura Foods, LLC and subsidiary, a nonconsolidated 50% owned equity investment. In addition, in connection with the filing of this Form 10-K/ A-4 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-K/ A-4 certain currently dated certifications. No other changes have been made to the Annual Report. This Form 10-K/A does not modify or update the disclosure contained in the Form 10-K, as amended by the Form-K/ A-3, Form-K/ A-2 and Form 10-K/ A-1 in any way other than as required to reflect the amendments discussed above and reflected below.

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

PART IV.

Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K

(a)(1) FINANCIAL STATEMENTS

Item 15(a)(1) is hereby amended to add and replace the following:

     Ventura Foods, LLC and subsidiary, a non-consolidated 50% owned equity investment

(a)(3) EXHIBITS

3.1	Articles of Incorporation of the Company, as amended.(13)
3.2	Articles of Amendment to the Articles of Incorporation.(18)
3.3	Bylaws of the Company, as amended.(13)
4.1	Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.2	Unanimous Written Consent Resolution of the Board of Directors of Cenex Harvest States Cooperatives Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(15)
4.3	Resolution amending a previous Preferred Stock Resolution with respect to the record date for payment of dividends for the Company’s 8% Redeemable Preferred Stock.(17)
4.4	Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(15)
10.1	Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2	Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)
10.3	Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.(*)(1)
10.4	TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5	Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)

10.6	Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7	Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8	Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9	Cenex Harvest States Cooperatives Share Option Plan.(7)
10.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10.10	$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10.10A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(19)
10.11	Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties.(17)
10.12	$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10.12A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10.12B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10.12C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and Parties.(9) the Syndication
10.12D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and Parties.(11) the Syndication
10.13	Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)
10.14	Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc.(5)
10.15	Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(19)
10.16	CHS Inc. Special Supplemental Executive Retirement Plan.(19)
10.17	Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10.17A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)

10.18	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.19	2002 Amended and Restated Credit Agreement (364-Day Revolving Loan) dated December 17, 2002 by and among National Cooperative Refinery Association, CoBank, ACB and Farm Credit Bank of Wichita, D/B/A U.S. AgBank, FCB.(16)
10.20	2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc.(20)
21.1	Subsidiaries of the Registrant.(19)
23.1	Consent of Independent Registered Public Accounting Firm.(21)
23.2	Independent Auditors’ Consent.(21)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to the Company’s Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 2002, filed January 9, 2003.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2003, filed April 4, 2003.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(18)	Incorporated by reference to the Company’s Form 8-K, filed August 5, 2003.

(19)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2003 filed on November 21, 2003.

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004.

(21)	Filed herewith.

(b) Reports on Form 8-K

     The Company filed an 8-K on June 10, 2004 to add a provision to its existing code of ethics.

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

CHS Inc.

By:	/s/ JOHN SCHMITZ	Date:	June 29, 2004

John Schmitz
Executive Vice President and Chief Financial Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of

CHS Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

November 5, 2003

Minneapolis, Minnesota

INDEPENDENT AUDITORS’ REPORT

Members Committee
Ventura Foods, LLC

We have audited the accompanying balance sheets of Ventura Foods, LLC (the “Company”) as of March 31, 2004 and 2003, and the related statements of income, members’ capital and cash flows for the years ended March 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002.

Deloitte & Touche LLP

Costa Mesa, California
June 18, 2004

VENTURA FOODS, LLC

BALANCE SHEETS
MARCH 31, 2004 AND 2003

ASSETS (Note 3)	2004	2003
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$117,783,000	$2,800,000
Trade receivables, net of allowance for doubtful accounts of $1,929,000 and $1,909,000 at 2004 and 2003, respectively (Notes 2, 3 and 4)	79,877,000	64,313,000
Inventories (Notes 2, 3 and 4)	108,605,000	92,366,000
Prepaid expenses and other current assets	4,609,000	5,922,000
Due from Wilsey Foods, Inc. (Note 4)		309,000
Derivative contract asset (Notes 2 and 4)	31,073,000	18,703,000

Total current assets	341,947,000	184,413,000

PROPERTY (Notes 2 and 3):
Land, buildings and improvements	103,903,000	102,768,000
Machinery and equipment	145,001,000	139,264,000
Construction-in-progress	13,692,000	6,905,000
Other property	13,856,000	10,798,000

Total	276,452,000	259,735,000
Less accumulated depreciation and amortization	118,074,000	106,914,000

Property—net	158,378,000	152,821,000
GOODWILL, Net of amortization of $18,087,000 at 2004 and 2003 (Notes 2 and 7)	43,156,000	43,156,000
TRADEMARKS, Net of amortization of $8,526,000 at 2004 and 2003 (Notes 2 and 7)	19,318,000	19,318,000
DEFERRED COMPENSATION PLAN TRUST (Note 5)	15,626,000	13,574,000
OTHER ASSETS, Net of amortization of $3,670,000 and $3,520,000 at 2004 and 2003 (Notes 2, 3 and 7)	4,319,000	4,673,000

TOTAL	$582,744,000	$417,955,000

LIABILITIES AND MEMBERS’ CAPITAL	2004	2003
CURRENT LIABILITIES:
Accounts payable (Note 4)	$81,199,000	$58,395,000
Accrued liabilities (Note 4)	53,325,000	36,984,000
Dividends payable	16,091,000	5,748,000
Bank lines of credit (Note 3)		20,500,000
Current portion of long-term debt (Note 3)	2,804,000	74,228,000
Derivative contract liability (Notes 2 and 4)	21,900,000	12,162,000

Total current liabilities	175,319,000	208,017,000
LONG-TERM DEBT (Note 3)	195,152,000	22,950,000
DEFERRED COMPENSATION OBLIGATIONS (Note 5)	26,513,000	20,496,000

Total liabilities	396,984,000	251,463,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
MEMBERS’ CAPITAL	185,760,000	166,492,000

TOTAL	$582,744,000	$417,955,000

See notes to financial statements.

VENTURA FOODS, LLC

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES (Notes 2 and 5)	$1,312,356,000	$1,096,425,000	$965,521,000
COST OF GOODS SOLD (Notes 2 and 5)	1,124,482,000	912,702,000	791,061,000

GROSS PROFIT	187,874,000	183,723,000	174,460,000

OPERATING EXPENSES:
Selling, general and administrative (Notes 2 and 5)	111,375,000	105,424,000	91,827,000
Amortization of intangibles (Notes 2 and 7)	83,000	223,000	6,227,000

Total operating expenses	111,458,000	105,647,000	98,054,000

OPERATING INCOME	76,416,000	78,076,000	76,406,000
INTEREST EXPENSE—Net (Note 4)	8,932,000	6,785,000	7,474,000
OTHER EXPENSE (INCOME)	(1,758,000)	733,000	(1,554,000)

NET INCOME	$69,242,000	$70,558,000	$70,486,000

See notes to financial statements.

STATEMENTS OF MEMBERS’ CAPITAL
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	Wilsey
	Foods, Inc.	CHS, Inc.	Total
BALANCE—March 31, 2001	$65,872,000	$65,872,000	$131,744,000
Net income	35,243,000	35,243,000	70,486,000
Dividends	(25,757,000)	(25,757,000)	(51,514,000)

BALANCE—March 31, 2002	75,358,000	75,358,000	150,716,000
Net income	35,279,000	35,279,000	70,558,000
Dividends	(27,391,000)	(27,391,000)	(54,782,000)

BALANCE—March 31, 2003	83,246,000	83,246,000	166,492,000
Net income	34,621,000	34,621,000	69,242,000
Dividends	(24,987,000)	(24,987,000)	(49,974,000)

BALANCE—March 31, 2004	$92,880,000	$92,880,000	$185,760,000

See notes to financial statements.

VENTURA FOODS, LLC

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,242,000	$70,558,000	$70,486,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,437,000	12,416,000	12,186,000
Amortization of intangibles	83,000	223,000	6,227,000
Impairment of other assets	984,000
Deferred rent	1,095,000	515,000
Loss on disposal of assets	646,000	872,000	324,000
Derivative contract asset	(2,632,000)	2,637,000	(1,803,000)
Changes in operating assets and liabilities:
Trade receivables	(15,564,000)	(7,174,000)	(771,000)
Inventories	(16,239,000)	(29,567,000)	3,881,000
Prepaid expenses and other current assets	1,169,000	(3,639,000)	(793,000)
Accounts payable	22,804,000	6,350,000	(4,491,000)
Accrued liabilities	15,246,000	10,685,000	2,893,000
Deferred compensation obligations	3,965,000	4,815,000	4,866,000
Due from (to) affiliates	309,000	(309,000)	47,000

Net cash provided by operating activities	94,545,000	68,382,000	93,052,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property	(19,698,000)	(16,062,000)	(13,268,000)
Proceeds from sale of assets	58,000	1,845,000	69,000
Investment in rabbi trust			(13,976,000)
Other assets	(569,000)	(1,332,000)	(48,000)

Net cash used in investing activities	(20,209,000)	(15,549,000)	(27,223,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	175,000,000
Repayment of long-term debt	(74,223,000)	(12,758,000)	(12,603,000)
Net (payments on) borrowings from line of credit	(20,500,000)	12,500,000	3,000,000
Payment to Wilsey Foods, Inc. (Note 1)		(491,000)	(487,000)
Dividends paid	(39,630,000)	(58,584,000)	(60,589,000)

Net cash provided by (used in) financing activities	40,647,000	(59,333,000)	(70,679,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,983,000	(6,500,000)	(4,850,000)
CASH AND CASH EQUIVALENTS—Beginning of period	2,800,000	9,300,000	14,150,000

CASH AND CASH EQUIVALENTS—End of period	$117,783,000	$2,800,000	$9,300,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for interest	$6,250,000	$7,183,000	$8,129,000

See notes to financial statements.

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1.	GENERAL MATTERS

Ventura Foods, LLC (the “Company”) is a processor and distributor of edible oils used in food preparation and a packager of food products. The Company sells its products to national and regional restaurant chains, food wholesalers and retail chains. In April 2002, the Company dissolved its wholly-owned subsidiary, Ventura Jets, Inc., and consequently no longer consolidates the financial statements.

The Company was formed pursuant to a Joint Venture Agreement (the “Agreement”) dated August 30, 1996 between Wilsey Foods, Inc. (“Wilsey”) and CHS Inc. (“CHS”) whereby substantially all the assets and liabilities of Wilsey and Holsum Foods (a division of CHS) were transferred and assigned, with certain exclusions, to the Company. Wilsey is a majority owned subsidiary of Mitsui & Co., Ltd. From the period of inception through March 31, 2000, Wilsey and CHS owned 60% and 40%, respectively, of the Company. On March 31, 2000, Wilsey sold a 10% interest in the Company to CHS. Accordingly, Wilsey and CHS each own 50% of the Company.

At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company. The amount was payable in five equal annual installments of $487,000 plus a final installment of $491,000. The final installment of $491,000 was paid during fiscal 2003.

2.	ACCOUNTING POLICIES

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in accounts payable are bank overdrafts of $1,102,000 and $15,231,000 at March 31, 2004 and 2003, respectively.

Inventories—Inventories consist of the following at March 31:

	2004	2003
Bulk oil	$46,682,000	$38,751,000
Finished goods	40,948,000	34,119,000
Ingredients and supplies	20,975,000	19,496,000

Total	$108,605,000	$92,366,000

Inventories are accounted for at the lower of cost or market, using the first-in, first-out method. Cost for inventories produced or modified by the Company through a manufacturing process includes fixed and variable production costs and raw materials costs, and inbound freight costs. Cost for inventories purchased for resale includes the cost of the product and freight and handling costs incurred to place the product at the Company’s point of sale.

Derivative Financial Instruments—The Company’s use of derivative financial instruments is limited to forwards, futures and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company’s policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position. Forward purchase and sales contracts with established market participants as well as exchange-traded futures contracts are entered into in amounts necessary to protect against price changes on raw materials needed for the Company’s food oil processing and distribution activities. The Company also enters into purchase and sales commitments with major suppliers and customers at a specified premium or discount from a future market price (“Basis Contracts”). Additionally, the Company’s policies do not permit speculative trading of such contracts. All of these qualify as derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are stated at market value. Changes in market value are recognized in the statements of income, through cost of sales, in the periods such changes occur. The market value of futures contracts, Basis Contracts, and forward purchase and sales contracts is recorded separately on the balance sheets as derivative contract assets or liabilities. These contracts have maturities of less than one year.

The following summarizes the Company’s various derivative contracts outstanding at March 31, 2004 and 2003 (pounds and dollars in thousands)

		Net
		Unrealized
Forward Contracts and Commitments	Pounds	Gain (Loss)
March 31, 2004
Forward purchases	412,000	$12,164
Forward sales	630,000	(19,493)
Basis purchase	810,600	6,462
Basis sales	65,100	(185)
Futures contracts	421,400	10,225

	2,339,100	$9,173

March 31, 2003
Forward purchases	334,100	$11,060
Forward sales	433,300	(6,208)
Basis purchase	259,800	857
Basis sales	17,500	(126)
Futures contracts	146,000	958

	1,190,700	$6,541

The fair value of futures contracts is determined from quotes listed on the Chicago Board of Trade or other market makers. Forward purchase and sales contracts are with various counterparties and the fair values of such contracts are determined from the market price of the underlying product.

The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nonperformance by counterparties.

Property and Depreciation—Property is stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	40 years
Leasehold improvements	3—19 years
Machinery and equipment	10—25 years
Other property	3—20 years

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

Long-Term Debt—The fair value of long-term fixed rate debt is estimated based upon prevailing market interest rates available to the Company. The Company estimates the fair value on the $22,950,000 6.55% fixed rate debt as of March 31, 2004 to be $24,118,000. The Company estimates the fair value on the $175,000,000 senior notes fixed rate debt as of March 31, 2004 to approximate carrying value.

Futures Contracts—The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.

Concentration of Credit Risk—During the years ended March 31, 2004, 2003 and 2002, net sales to one customer were 23%, 23% and 22% of total net sales, respectively. This customer represents approximately 19% and 23% of trade receivables at March 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.

Marketable Securities—The Company’s marketable securities comprise equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices. Unrealized (gains) and losses on equity securities are recognized in net income and totaled $(2,052,000) and $666,000 for the years ended March 31, 2004 and 2003, respectively (see Note 5). The Company investments included an enterprise with which it conducted business; an impairment loss of $984,000 was recorded in the year ended March 31, 2004.

Goodwill and Trademarks—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002, the first day of its 2003 fiscal year. As a result, goodwill and indefinite life intangible assets (“trademarks”) are no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. See Note 7 for the effect of adopting SFAS No. 142.

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

Advertising Costs—The Company expenses advertising costs in the period incurred. For the years ended March 31, 2004, 2003 and 2002, the Company incurred advertising expenses of approximately $8,366,000, $9,039,000 and $7,100,000, respectively.

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

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

3.	LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit—At March 31, 2004, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $75,000,000. Outstanding borrowings at March 31, 2004 and 2003 were $0 and $20,500,000, respectively. The applicable interest rates are based, at the option of the Company, at a London InterBank Offered Rate (“LIBOR”) or a term federal funds rate (“TFFR”) option. The weighted-average interest rate at March 31, 2003 was 1.72%. The line of credit matures on December 21, 2004.

Long-Term Debt—At March 31, 2003, the Company had term loans with a banking group with a balance outstanding of $71,605,000. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based or a fixed rate option. The weighted-average interest rate on such borrowings at March 31, 2003 was 6.53%. The term loans with the banking group matured on December 23, 2003.

In December 2003, the Company issued, in a private placement, a series of senior unsecured notes in the aggregate amount of $175,000,000. The Company issued Series A, B and C notes in the amounts of $40,000,000, $70,000,000 and $65,000,000, respectively. The Series A and C notes have maturity dates of December 31, 2013 and December 23, 2018, respectively. The notes bear interest at an annualized rate of 5.65% and 5.95%. Interest is paid semiannually on June 23 and December 23 and principal is due on the maturity date. The Series B notes mature on December 23, 2015 and bear interest at an annualized rate of 5.65%. Interest is paid semiannually on June 23 and December 23. Beginning on December 23, 2011, the Company is required to make semi-annual payments of $7,777,778 on December 23 and June 23 through December 23, 2015 for principal and interest. Accrued interest at March 31, 2004 was $2,771,000. Proceeds from the borrowing in the amount of $71,600,000 were used to retire the long-term debt described above. The Company incurred $632,000 of debt issuance costs, included in other assets, which have been deferred and are being amortized as a component of interest expense over the term of the notes.

The Company has a standby letter of credit available of $10,000,000 as of March 31, 2004.

At March 31, 2004 and 2003, balances outstanding on a term loan with a bank were $22,950,000 and $25,573,000, respectively. The agreement requires quarterly principal and interest payments of $1,058,000. The interest rate on this term loan is fixed at 6.55%. The term loan with the bank matures in November 2010.

The line of credit, term loan agreement and senior notes contain various covenants, including compliance with debt limitations, members’ capital minimums, interest coverage ratio and other financial ratios, restrictions on mergers, consolidations, sale of assets, transactions with affiliates and limitations on liens.

Annual maturities of long-term debt are as follows at March 31, 2004:

2005	$2,804,000
2006	2,987,000
2007	3,187,000
2008	3,401,000
2009	3,629,000
Thereafter	181,948,000

Total	197,956,000
Less current portion	2,804,000

Long-term debt	$195,152,000

4.	TRANSACTIONS WITH AFFILIATES

Purchases from CHS for the years ended March 31, 2004, 2003 and 2002 were $83,592,000, $66,682,000 and $47,745,000, respectively. Sales to CHS for the years ended March 31, 2004, 2003 and 2002 totaled $2,294,000, $1,056,000 and $883,000, respectively. Included in accounts payable at March 31, 2004 and 2003 were $10,000,000 and $8,035,000, respectively, payable to CHS for purchases of oil.

During the years ended March 31, 2004, 2003, and 2002, the Company recorded expenses of $10,006,000, $9,402,000 and $8,487,000, respectively, to Mitsui USA for the Company’s participation in Mitsui USA’s insurance plans. Included in accounts payable at March 31, 2004 and 2003 were $1,001,000 and $790,000, respectively, due to Mitsui USA in connection with the Company’s participation in such plans.

Sales to Mitsui USA for the years ended March 31, 2004, 2003 and 2002 totaled $1,231,000, $1,423,000 and $1,406,000, respectively. Included in trade receivables at March 31, 2004 and 2003 were $133,000 and $123,000, respectively, of receivables from Mitsui USA for product sales.

Forward purchase contracts as of March 31, 2004 included commitments for purchases of 162,080,000 pounds of oil from CHS. The Company recognized gains of $763,000, $1,081,000 and $934,000 on such related party commitments for the years ended March 31, 2004, 2003 and 2002, respectively.

5.	EMPLOYEE BENEFIT PLANS

The Company has long-term incentive arrangements for certain key executives. Benefits under the initial plan were based on earnings over a three-to-five year period (as defined) from January 1, 1997 through December 31, 2001. An amount equal to the obligation incurred under the plan was contributed to a rabbi trust that would be available to general creditors in the event of bankruptcy. The trust holds investments primarily in marketable securities that are recorded at market value (classified as trading securities). The assets in the trust are to be distributed to the employees upon retirement. The liability under the arrangements was $15,626,000 and $13,574,000 as of March 31, 2004 and 2003, respectively, and is included in deferred compensation obligation in the accompanying balance sheets.

On January 1, 2002, the Company established new long-term incentive arrangements with certain key executives. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based or equity-based targets over a two- to three-year period. At the end of the defined periods, assets equaling amounts earned by individual executives will be contributed to a rabbi trust, unless representatives of Wilsey and CHS elect to pay such amounts directly to the respective key executives. At March 31, 2004 and 2003, a liability for the plan of $8,017,000 and $4,702,000, respectively, is included in long-term deferred compensation obligation in the accompanying balance sheets.

For the years ended March 31, 2004, 2003 and 2002, the Company recognized compensation expense under the long-term incentive arrangements of $2,148,000, $4,264,000 and $5,658,000, respectively.

The Company has a combined 401(k) and defined contribution profit-sharing plan (the “Plan”) covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company is required, by the Plan, to make certain matching contributions of up to 4% of each participant’s salary and may make discretionary profit-sharing contributions. Expenses under this plan for the years ended March 31, 2004, 2003 and 2002 were $4,576,000, $6,484,000 and $5,855,000, respectively. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15% of their compensation. Certain of the Company’s union employees are participants in multiemployer plans. Payments to multiemployer pension plans are negotiated in various collective bargaining agreements and aggregated $2,660,000, $2,367,000 and $1,162,000 for the years ended March 31, 2004, 2003 and 2002, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multiemployer pension plans is not available, as the Company does not administer these plans.

Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of March 31, 2004 and 2003 was $3,922,000 and $2,955,000, respectively. A liability of $2,862,000 and $2,220,000 as of March 31, 2004 and 2003, respectively, is included in long-term deferred compensation obligation in the accompanying balance sheets. The plan is unfunded. During the years ended March 31, 2004, 2003 and 2002, the Company recorded an expense related to the plan of $642,000, $552,000 and $111,000, respectively.

The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	March 31
	2004	2003	2002
Discount rate	6.0%	6.0%	7.0%
Rate of compensation increase	3.0%	3.0%	3.0%

The Company accrues the actuarially determined amount necessary to fund the participants’ benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2004 are as follows:

		Sublease	Net Lease
	Gross Rent	Income	Commitment
2005	$8,186,000	$942,000	$7,244,000
2006	6,551,000	942,000	5,609,000
2007	4,848,000	942,000	3,906,000
2008	3,914,000	707,000	3,207,000
2009	3,351,000		3,351,000
Thereafter	12,948,000		12,948,000

Total	$39,798,000	$3,533,000	$36,265,000

Under the lease agreements, the Company is obligated to pay certain property taxes, insurance and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the years ended March 31, 2004, 2003 and 2002 under operating leases totaled $8,336,000, $7,138,000 and $5,671,000, respectively.

The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

7.	GOODWILL

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

The Company completed the transitional test of goodwill and trademarks during 2003. Based on the result of the test, the Company determined that there was no impairment of goodwill and trademarks as of April 1, 2002. Pursuant to SFAS No. 142, goodwill and trademarks will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or trademarks may be impaired. Based on the result of the test, the Company determined that there was no impairment of goodwill and trademarks as of March 31, 2004 and March 31, 2003. During 2003, the Company abandoned the use of certain trademarks with a net book value of $100,000.

A reconciliation of net income to the amount adjusted for the exclusion of goodwill and trademarks amortization follows for the years ended March 31:

	2004	2003	2002
Reported net income	$69,242,000	$70,558,000	$70,486,000
Add:
Goodwill amortization			3,972,000
Trademark amortization			1,853,000

Adjusted net income	$69,242,000	$70,558,000	$76,311,000

Amortization expense for other intangible assets subject to amortization was $83,000, $223,000 and $402,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Estimated annual amortization for each of the years in the five-year period ending March 31, 2008 is $180,000.

8.	SUBSEQUENT EVENTS

On April 2, 2004, the Company purchased the assets of portion packing company for $7,437,000 before certain closing adjustments.

******