Form 10-Q
period 2004-05-31
CHS INC
filed 2004-07-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2004.

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 31, 2004

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,	May 31,
	2004	2003	2003

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$138,550	$168,249	$160,198
Receivables	954,440	763,780	741,047
Inventories	906,801	801,883	678,501
Other current assets	392,714	178,661	194,274

Total current assets	2,392,505	1,912,573	1,774,020
Investments	575,154	532,893	528,505
Property, plant and equipment	1,203,488	1,122,982	1,095,231
Other assets	244,222	239,520	185,543

Total assets	$4,415,369	$3,807,968	$3,583,299

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$446,500	$251,131	$321,131
Current portion of long-term debt	30,900	14,951	14,987
Customer credit balances	100,405	58,417	71,527
Customer advance payments	137,662	123,383	101,534
Checks and drafts outstanding	91,542	85,239	65,291
Accounts payable	658,887	627,250	452,140
Accrued expenses	395,702	254,415	236,081
Dividends and equities payable	84,485	39,049	43,287

Total current liabilities	1,946,083	1,453,835	1,305,978
Long-term debt	655,780	648,222	646,153
Other liabilities	132,604	111,555	117,404
Minority interests in subsidiaries	136,187	112,645	104,491
Commitments and contingencies
Equities	1,544,715	1,481,711	1,409,273

Total liabilities and equities	$4,415,369	$3,807,968	$3,583,299

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

	(dollars in thousands)
Revenues:
Net sales	$2,817,529	$2,220,455	$7,961,469	$6,949,205
Patronage dividends	1,809	1,351	5,770	2,310
Other revenues	41,392	29,071	104,875	89,058

	2,860,730	2,250,877	8,072,114	7,040,573
Cost of goods sold	2,734,235	2,152,467	7,776,864	6,792,462
Marketing, general and administrative	54,174	49,483	154,717	140,703

Operating earnings	72,321	48,927	140,533	107,408
Gain on sale of investment	(14,666)		(14,666)
Gain on legal settlements		(178)		(10,867)
Interest	13,782	12,284	38,804	36,533
Equity income from investments	(32,406)	(30,003)	(64,193)	(32,396)
Minority interests	16,417	5,913	23,559	14,689

Income before income taxes	89,194	60,911	157,029	99,449
Income taxes	7,805	8,738	16,390	11,020

Net income	$81,389	$52,173	$140,639	$88,429

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended

	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

	(dollars in thousands)
Cash flows from operating activities:
Net income	$81,389	$52,173	$140,639	$88,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,668	25,498	80,528	77,132
Noncash income from equity investments	(32,406)	(30,003)	(64,193)	(32,396)
Minority interests	16,417	5,913	23,559	14,689
Noncash portion of patronage dividends received	(884)	(671)	(3,714)	(1,352)
Gain on sale of property, plant and equipment	(1,051)	(466)	(910)	(736)
Gain on sale of investment	(14,666)		(14,666)
Other, net	247	455	787	2,915
Changes in operating assets and liabilities:
Receivables	(187,725)	24,766	(175,927)	17,074
Inventories	94,466	183,252	(94,647)	89,617
Other current assets and other assets	105,460	56,255	(217,710)	(61,753)
Customer credit balances	(26,248)	(31,893)	39,358	45,066
Customer advance payments	26,346	(58,004)	14,267	(67,589)
Accounts payable and accrued expenses	168,714	(13,078)	152,451	(57,276)
Other liabilities	1,099	6,103	12,817	(875)

Net cash provided by (used in) operating activities	257,826	220,300	(107,361)	112,945

Cash flows from investing activities:
Acquisition of property, plant and equipment	(66,185)	(45,092)	(168,407)	(122,467)
Proceeds from disposition of property, plant and equipment	2,005	3,976	31,747	15,901
Investments	(47,750)	(36,449)	(48,772)	(40,624)
Equity investments redeemed	10,990	3,341	54,493	31,434
Investments redeemed	1,158	2,532	7,273	5,915
Proceeds from sale of investment	25,000		25,000
Changes in notes receivable	(3,100)	(2,754)	(8,996)	(14,270)
Acquisitions of intangibles		(333)		(767)
Acquisitions of working capital, net				(13,030)
Distribution to minority owners			(1,338)	(463)
Other investing activities, net	(74)	(34)	3,129	433

Net cash used in investing activities	(77,956)	(74,813)	(105,871)	(137,938)

Cash flows from financing activities:
Changes in notes payable	(154,335)	(49,430)	195,370	(11,383)
Long-term debt borrowings	35,012		35,457	175,000
Principal payments on long-term debt	(4,094)	(48,710)	(12,365)	(85,989)
Payments on derivative instruments				(7,574)
Changes in checks and drafts outstanding	(10,762)	9,541	5,528	(18,960)
Proceeds from sale of preferred stock, net of expenses	(98)	(96)	(151)	82,484
Redemption of preferred stock		(2,002)		(2,002)
Preferred stock dividends paid	(2,113)	(1,327)	(5,861)	(1,701)
Retirements of equities	(2,873)	(2,042)	(5,724)	(26,402)
Cash patronage dividends paid	(563)	(109)	(28,721)	(26,474)

Net cash (used in) provided by financing activities	(139,826)	(94,175)	183,533	76,999

Net increase (decrease) in cash and cash equivalents	40,044	51,312	(29,699)	52,006
Cash and cash equivalents at beginning of period	98,506	108,886	168,249	108,192

Cash and cash equivalents at end of period	$138,550	$160,198	$138,550	$160,198

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands)

Note 1.	Accounting Policies

      The unaudited consolidated balance sheets as of May 31, 2004 and 2003, and the statements of operations and cash flows for the three and nine months ended May 31, 2004 and 2003 reflect, in the opinion of management of CHS Inc. (CHS or the Company), all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of the Company’s businesses. The consolidated balance sheet data as of August 31, 2003 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangible Assets

      The Company had $27.0 million of goodwill as of May 31, 2004.

      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). The gross carrying amount of these intangible assets is $35.4 million with total accumulated amortization of $12.3 million as of May 31, 2004. Intangible assets of $0.2 million (non-cash acquisitions) and $0.8 million were acquired during the nine months ended May 31, 2004 and 2003, respectively. Total amortization expense for intangible assets during the three-month and nine-month periods ended May 31, 2004, was approximately $0.9 million and $3.0 million, respectively, and $1.2 million and $3.5 million, respectively, for the same periods in 2003. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.6 million annually.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted the interim provisions of this Statement during the current fiscal quarter ended May 31, 2004. The annual disclosure provisions of this Statement will be included in the August 31, 2004 annual report.

      On May 19, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended May 31, 2004 do not reflect the effect of the Act as permitted by the FSP.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. Adoption of this standard did not have a material effect on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have a material effect on the Company.

Reclassifications:

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. In addition, the Company previously amended its Quarterly Report on Form 10-Q for the period ended May 31, 2003 to restate its financial statements for such period. The restatement reduced previously reported net sales and cost of goods sold to eliminate intercompany sales. These reclassifications and restatement had no effect on previously reported net income, equities and comprehensive income, or cash flows.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2004	2003	2003

Trade	$921,847	$748,398	$710,524
Other	66,832	47,000	59,743

	988,679	795,398	770,267
Less allowances for doubtful accounts	34,239	31,618	29,220

	$954,440	$763,780	$741,047

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2004	2003	2003

Grain and oilseed	$478,951	$370,381	$278,480
Energy	245,985	292,095	232,877
Feed and farm supplies	145,349	95,589	115,747
Processed grain and oilseed	35,182	42,688	50,128
Other	1,334	1,130	1,269

	$906,801	$801,883	$678,501

Note 4.	Derivative Assets and Liabilities

      Included in other current assets on May 31, 2004, August 31, 2003 and May 31, 2003 are derivative assets of $185.1 million, $54.5 million and $51.6 million, respectively. Included in accrued expenses on May 31, 2004, August 31, 2003 and May 31, 2003 are derivative liabilities of $182.4 million, $46.5 million and $26.8 million, respectively.

Note 5.	Investments

      Prior to the two transactions described below, the Company had a 25% economic and governance interest in Agriliance, LLC.

      In April 2003, the Company acquired an additional economic interest in the wholesale crop protection products business of Agriliance, LLC (the “CPP Business”), which constitutes a part of Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. As a result of this transaction, the economic interests in Agriliance, LLC were owned 50% by Land O’Lakes, Inc., 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland Industries, Inc. (Farmland). The ownership or governance interests in Agriliance, LLC did not change with the purchase of the additional economic interest. Agriliance, LLC earnings are split among the members based upon the respective economic interests of each member.

      In March 2004, the Company’s Board of Directors approved the purchase of all of Farmland’s interests in Agriliance, LLC. The purchase was approved April 20, 2004, by the U.S. District Court overseeing Farmland’s bankruptcy process and was finalized on April 30, 2004. The purchase price was $27.5 million. The Company now owns 50% of the economic and governance interests in Agriliance. The Company continues to account for this investment using the equity method of accounting.

      The following provides summarized unaudited financial information for the Company’s unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the three-month and nine-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Net sales	$370,293	$296,298	$1,044,844	$858,715
Gross profit	25,953	39,779	131,275	119,150
Net (loss) income	(6,679)	12,018	40,633	34,421

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	May 31,	August 31,	May 31,
	2004	2003	2003

Current assets	$274,256	$193,632	$193,722
Non-current assets	255,457	231,649	232,678
Current liabilities	160,409	227,400	228,226
Non-current liabilities	195,230	21,738	22,909

Agriliance, LLC

	For the Three Months Ended		For the Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Net sales	$1,424,747	$1,402,646	$2,502,949	$2,548,766
Gross profit	148,541	157,972	257,190	251,418
Net income	78,121	81,490	58,794	36,134

	May 31,	August 31,	May 31,
	2004	2003	2003

Current assets	$1,309,411	$1,249,941	$1,211,918
Non-current assets	123,519	119,615	126,874
Current liabilities	1,044,238	1,083,743	981,879
Non-current liabilities	125,745	27,061	107,437

      During the three months ended May 31, 2004, National Cooperative Refinery Association (NCRA), an approximate 74.5% owned subsidiary, exercised its right of first refusal to purchase a partial interest in a crude oil pipeline and subsequently sold a 50% interest in the same pipeline to another third party. The purchase price was $16.0 million and the sales price was $25.0 million, resulting in net proceeds received of $9.0 million. NCRA recorded a gain on the sale of $14.7 million.

Note 6.	Notes Payable and Long-Term Debt

      In May 2004, the Company renewed and expanded its committed lines of revolving credit. The previously established credit lines consisted of a $600.0 million 364-day revolver and a $100.0 million three-year revolver. The new committed credit facilities consist of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The terms of the new credit facilities are essentially the same as the terms of the credit facilities they replaced.

      In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, LLC, as discussed in Note 5. In April, 2004, the Company borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and will be repaid in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and will be repaid in full at the end of the seven-year term in 2011.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Equities

      The following provides unaudited changes in equity for the nine-month periods as indicated below:

	2004	2003

Balances, September 1, 2003 and 2002	$1,481,711	$1,289,638
Net income	140,639	88,429
Other comprehensive income (loss)	2,091	(5,465)
Patronage distribution	(95,218)	(88,247)
Patronage accrued 2003 and 2002	90,000	92,900
Equities retired	(5,724)	(26,402)
Equity retirements accrued 2003 and 2002	2,851	24,360
Equities issued in exchange for elevator properties	13,355
Preferred stock issued, net of expenses	(151)	82,484
Preferred stock redemptions		(2,002)
Preferred stock dividends	(5,861)	(1,701)
Preferred stock dividends accrued 2003	1,249
Accrued dividends and equities payable	(79,409)	(41,049)
Other, net	(818)	(3,672)

Balances, May 31, 2004 and 2003	$1,544,715	$1,409,273

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

      In March 2004, $13.0 million of capital equity certificates were redeemed in exchange for shares of the Company’s New Preferred pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price per share of the stock on the NASDAQ National Market on March 2, 2004. As of May 31, 2004 the Company had $105.7 million (4,226,428 shares) of the New Preferred outstanding.

Note 8.	Comprehensive Income

      Total comprehensive income primarily consists of net income, additional minimum pension liability and cash flow hedges. For the three months ended May 31, 2004 and 2003, total comprehensive income

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amounted to $81.2 million and $53.3 million, respectively. For the nine months ended May 31, 2004 and 2003, total comprehensive income amounted to $142.7 million and $83.0 million, respectively. Accumulated other comprehensive loss on May 31, 2004, August 31, 2003 and May 31, 2003 was $16.2 million, $18.3 million and $57.4 million, respectively.

Note 9.	Non-Cash Activities

      During the nine months ended May 31, 2004 and 2003 the Company accrued dividends and equities payable of $79.4 million and $41.0 million, respectively.

      During the nine months ended May 31, 2004 the Company issued capital equity certificates in the amount of $13.4 million in exchange for elevator properties.

Note 10.	Employee Benefit Plans

      Employee benefit information for the three months and nine months ended May 31, 2004 and 2003 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

Components of net periodic benefit cost for the three months ended:
Service cost	$2,887	$2,710	$150	$200	$189	$162
Interest cost	4,301	4,376	206	258	439	431
Return on plan assets	(6,872)	(5,947)
Prior service cost amortization	211	202	132	141	(43)	(43)
Actuarial loss (gain) amortization	1,037	656	26	40	27	(54)
Transition amount amortization					234	234
Other adjustments			251

Net periodic benefit cost	$1,564	$1,997	$765	$639	$846	$730

Components of net periodic benefit cost for the nine months ended:
Service cost	$8,661	$8,130	$451	$600	$566	$486
Interest cost	12,902	13,127	617	775	1,318	1,292
Return on plan assets	(20,617)	(17,841)
Prior service cost amortization	632	605	395	423	(130)	(129)
Actuarial loss (gain) amortization	3,112	1,967	77	119	81	(161)
Transition amount amortization					702	702
Other adjustments			753

Net periodic benefit cost	$4,690	$5,988	$2,293	$1,917	$2,537	$2,190

Employer contributions

      As of May 31, 2004, the Company expected to make contributions of $6.6 million to its pension plan during the year ended August 31, 2004. These contributions were made in June 2004.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Segment Reporting

      The Company manages five business segments, which are based on products and services, and are Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures and other investments, from which the Company derives investment income based upon the profitability of these investments. The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Country Operations and Services segment derives its revenues through the origination and marketing of grain, through the retail sales of petroleum and agronomy products, and processed sunflower, feed and farm supplies. The Country Operations and Services segment also derives revenues from service activities related to crop production. The Grain Marketing segment derives its revenues from the sale of grains and oilseeds and from service activities conducted at its export terminals. Processed Grains and Foods segment derives its revenues from the sales of soybean meal, soybean refined oil and from the sale of Mexican food products.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Segment information for the three months and nine months ended May 31, 2004 and 2003 is as follows:

			Country		Processed
			Operations	Grain	Grains and		Reconciling
	Agronomy	Energy	and Services	Marketing	Foods	Other	Amounts	Total

For the Three Months Ended May 31, 2004
Net sales		$1,046,218	$697,097	$1,125,280	$240,692		$(291,758)	$2,817,529
Patronage dividends	$(15)	270	1,139	136	249	$30		1,809
Other revenues		3,343	27,678	6,891	915	2,565		41,392

	(15)	1,049,831	725,914	1,132,307	241,856	2,595	(291,758)	2,860,730
Cost of goods sold		964,696	686,114	1,143,302	231,881		(291,758)	2,734,235
Marketing, general and administrative	1,703	16,772	17,908	5,717	9,928	2,146		54,174
Gain on sale of investment		(14,666)						(14,666)
Interest	(111)	3,139	4,398	1,729	3,928	699		13,782
Equity (income) loss from investments	(31,111)	(522)	(159)	(3,071)	2,457			(32,406)
Minority interests		16,063	354					16,417

Income (loss) before income taxes	$29,504	$64,349	$17,299	$(15,370)	$(6,338)	$(250)	$—	$89,194

Intersegment sales		$(31,909)	$(248,040)	$(11,809)			$291,758	$—

Capital expenditures		$57,695	$5,831	$658	$1,183	$818		$66,185

Depreciation and amortization	$312	$14,423	$5,225	$2,034	$3,913	$761		$26,668

For the Three Months Ended May 31, 2003
Net sales		$873,187	$545,082	$895,493	$112,925		$(206,232)	$2,220,455
Patronage dividends	$(27)	334	800	136	84	$24		1,351
Other revenues		1,994	20,379	4,559	970	1,169		29,071

	(27)	875,515	566,261	900,188	113,979	1,193	(206,232)	2,250,877
Cost of goods sold		824,921	535,008	893,532	105,238		(206,232)	2,152,467
Marketing, general and administrative	1,989	15,997	14,064	5,653	10,354	1,426		49,483
Gain on legal settlement			(178)					(178)
Interest	(204)	4,297	3,891	865	3,404	31		12,284
Equity (income) loss from investments	(22,983)	(386)	(72)	429	(6,990)	(1)		(30,003)
Minority interests		5,581	332					5,913

Income (loss) before income taxes	$21,171	$25,105	$13,216	$(291)	$1,973	$(263)	$—	$60,911

Intersegment sales		$(22,288)	$(183,562)	$(382)			$206,232	$—

Capital expenditures		$22,677	$3,498	$1,062	$17,698	$157		$45,092

Depreciation and amortization	$312	$14,475	$4,914	$1,610	$3,416	$771		$25,498

For the Nine Months Ended May 31, 2004
Net sales		$2,868,509	$1,695,654	$3,698,320	$584,574		$(885,588)	$7,961,469
Patronage dividends	$(15)	1,382	3,640	436	249	$78		5,770
Other revenues		5,975	69,216	21,872	2,711	5,101		104,875

	(15)	2,875,866	1,768,510	3,720,628	587,534	5,179	(885,588)	8,072,114
Cost of goods sold		2,717,030	1,670,844	3,717,233	557,345		(885,588)	7,776,864
Marketing, general and administrative	5,471	48,054	49,730	18,031	28,361	5,070		154,717
Gain on sale of investment		(14,666)						(14,666)
Interest	(289)	10,652	11,902	4,252	11,437	850		38,804
Equity income from investments	(29,290)	(811)	(428)	(7,777)	(25,887)			(64,193)
Minority interests		22,459	1,100					23,559

Income (loss) before income taxes	$24,093	$93,148	$35,362	$(11,111)	$16,278	$(741)	$—	$157,029

Intersegment sales		$(87,354)	$(767,145)	$(31,089)			$885,588	$—

Goodwill assets		$3,185	$250		$23,605			$27,040

Capital expenditures		$126,173	$19,664	$4,828	$16,153	$1,589		$168,407

Depreciation and amortization	$935	$43,270	$16,237	$6,172	$11,586	$2,328		$80,528

Total identifiable assets at May 31, 2004	$324,047	$1,499,135	$1,037,487	$727,313	$530,500	$296,887		$4,415,369

For the Nine Months Ended May 31, 2003
Net sales		$2,684,805	$1,464,980	$3,161,343	$355,049		$(716,972)	$6,949,205
Patronage dividends	$(84)	397	1,646	162	111	$78		2,310
Other revenues		3,831	61,364	17,395	2,826	3,642		89,058

	(84)	2,689,033	1,527,990	3,178,900	357,986	3,720	(716,972)	7,040,573
Cost of goods sold		2,570,063	1,452,667	3,155,182	331,522		(716,972)	6,792,462
Marketing, general and administrative	4,707	43,759	41,999	17,636	28,499	4,103		140,703
Gain on legal settlement			(10,867)					(10,867)
Interest	(882)	12,308	11,895	3,747	9,069	396		36,533
Equity (income) loss from investments	(12,953)	(941)	(542)	1,325	(19,284)	(1)		(32,396)
Minority interests		13,786	903					14,689

Income (loss) before income taxes	$9,044	$50,058	$31,935	$1,010	$8,180	$(778)	$—	$99,449

Intersegment sales		$(69,234)	$(646,522)	$(1,216)			$716,972	$—

Goodwill assets		$3,409	$262		$23,605			$27,276

Capital expenditures		$56,701	$16,849	$1,978	$45,662	$1,277		$122,467

Depreciation and amortization	$935	$43,523	$15,668	$4,820	$9,818	$2,368		$77,132

Total identifiable assets at May 31, 2003	$281,597	$1,343,928	$861,220	$395,468	$486,447	$214,639		$3,583,299

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 12.	Commitments and Contingencies

Environmental

      The Company incurs capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $30.8 million has been spent at the Laurel refinery and $92.7 million has been spent by NCRA at the McPherson refinery as of May 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company’s obligations pursuant to its guarantees as of May 31, 2004 are as follows:

	Guarantee/	Exposure on
	Maximum	May 31,					Assets Held as
Entities	Exposure	2004	Nature of Guarantee	Expiration Date	Triggering Event	Recourse Provisions	Collateral

	(dollars in thousands)
The Company’s financial services cooperative loans sold to CoBank	*	$11,666	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	27,978	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$15,000	—	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	1,476	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$41,120

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      The information in this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

      Changes in commodity prices. Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grains, oilseeds, and flour. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

      Grain and energy prices were volatile during the quarter ending May 31, 2004 and the Company expects that this volatility will continue throughout the balance of this fiscal year. While the Company minimizes its risk to price fluctuations through hedging transactions, the Company is exposed to loss in the event of nonperformance by counter-parties to forward purchase or sale contracts. Volatile commodity prices increase the risk that counter-parties may choose to default under the contracts when the market price has changed to their disadvantage.

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

      We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $324.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $30.8 million had been spent at the Laurel refinery and $92.7 million had been spent by NCRA at the McPherson refinery as of May 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

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

      Our agronomy business is depressed and could continue to underperform in the future. Demand for agronomy products in general has been adversely affected in recent years by drought and poor weather conditions, idle acreage and development of insect and disease-resistant crops. These factors could cause Agriliance, LLC, an agronomy marketing and distribution venture in which we own a minority interest, to be unable to operate at profitable margins. In addition, these and other factors, including fluctuations in the price of natural gas and other raw materials, an increase in recent years in domestic and foreign production of fertilizer, and intense competition within the industry, in particular from lower-cost foreign producers, have created particular pressure on producers of fertilizers. As a result, CF Industries, Inc., a fertilizer manufacturer in which we hold a minority cooperative interest, has suffered significant losses in recent years as it has incurred increased prices for raw materials and manufacturing those materials, but has been unable to pass those increased costs on to its customers.

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

      We operate some of our business through joint ventures in which our rights to control business decisions are limited. Several parts of our business, including in particular, our agronomy business segment and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

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

      The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Summary data for each of these segments for the three months and nine months ended May 31, 2004 and 2003 is shown in Note 11 to the Consolidated Financial Statements.

      Many of the Company’s business activities are highly seasonal, and as a result, operating results will vary throughout the year. Overall, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined fuels products, in the summer when gasoline and diesel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and fall crop drying seasons.

      The Company’s revenue can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds and flour. Changes in market prices for commodities that the Company purchases without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond the Company’s control, including weather, crop damage due to diseases or insects, drought, the availability and adequacy of supply, government regulation and policies, world events, and general political and economic conditions.

      While the Company’s sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records, as equity income from investments, its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. These investments principally include the Company’s 50% ownership in Agriliance, LLC (Agriliance), the 50% ownership in TEMCO, LLC, the 50% ownership in United Harvest, LLC, the 24% ownership in Horizon Milling, LLC (Horizon) and the 50% ownership in Ventura Foods, LLC (Ventura).

      Prior to the two transactions described below, the Company had a 25% economic and governance interest in Agriliance.

      In April 2003, the Company acquired an additional economic interest in the wholesale crop protection products business of Agriliance (the “CPP Business”), which constitutes a part of Agriliance’s business operations. The Company acquired 13.1% of the CPP Business for a cash payment of $34.3 million. As a result of this transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland Industries, Inc. (Farmland). The ownership or governance interests in Agriliance did not change with the purchase of the additional economic interest. Agriliance earnings are split among the members based upon the respective economic interests of each member.

      In March 2004, the Company’s Board of Directors approved the purchase of all of Farmland’s interests in Agriliance. The purchase was approved April 20, 2004, by the U.S. District Court overseeing Farmland’s bankruptcy process and was finalized on April 30, 2004. The purchase price was $27.5 million. The Company now owns 50% of the economic and governance interests in Agriliance. The Company continues to account for this investment using the equity method of accounting.

Recent

      Grain and energy prices were volatile during the quarter ending May 31, 2004 and the Company expects that this volatility will continue throughout the balance of this fiscal year. Shortages of certain grain commodities due to poor growing conditions last year, volatile ocean freight costs, and strong world demand, along with the uncertainty of weather this summer, has created sizable movements in grain prices. Energy prices, driven primarily by uncertain world political conditions and strong demand for gasoline in the U.S. have also changed in a volatile manner. While the Company minimizes its risk to price fluctuations through hedging transactions, the Company is exposed to loss in the event of nonperformance by counter-parties to forward purchase or sale contracts. Volatile commodity prices increase the risk that counter-parties may default under the contracts when the market price has changed.

      Considering the risk of default, the Company has valued certain sale contracts within its Grain Marketing segment at less than the respective contract prices based upon our appraisal of current fair market value on May 31, 2004. The valuation at less than contract price had the effect of reducing pre-tax income for the three months and nine months ended May 31, 2004, in the aggregate by $18.5 million, and net income by $11.3 million compared to the results which would have been reported had these contracts been valued at the contract price.

      If a counter-party defaults on either a purchase or sale contract, it is the policy of the Company to pursue the matter aggressively in appropriate legal proceedings. The Company is closely monitoring other customers and suppliers where existing contracts are outside of current market values and will react aggressively to enforce these obligations in the event of a default by a counter-party.

Results of Operations

Comparison of the three months ended May 31, 2004 and 2003

      Net Income. Consolidated net income for the three months ended May 31, 2004 was $81.4 million compared to $52.2 million for the three months ended May 31, 2003, which represents a $29.2 million (56%) increase in earnings. Earnings increased within the Company’s Energy, Agronomy, and Country Operations and Services segments, which was partially offset by a decrease in earnings within the Grain Marketing and Processed Grains and Foods segments when comparing the three months ended May 31, 2004 with the same period of a year ago. The Energy segment earnings increased $39.2 million, primarily as a result of improved refining margins and a net gain of $14.7 million from the sale of a portion of a petroleum crude oil pipeline investment. The Agronomy segment generated increased earnings of $8.3 million, of which $6.0 million was the result of the purchase of additional ownership and governance interests in Agriliance so that the Company now owns 50%, and the remainder was primarily the result of improved crop protection margins. The Country Operations and Services segment earnings increased $4.1 million, primarily due to strong operating performance. The Grain Marketing segment reflected decreased earnings of $15.1 million, primarily the result of market adjustments on soybean export contracts. The Processed Grains & Foods segment reflected decreased earnings of $8.3 million, which was primarily the result of an equity loss of $9.4 million from its Ventura investment, which recorded negative market adjustments on edible oil futures contracts.

      Net Sales. Consolidated net sales of $2.8 billion for the three months ended May 31, 2004 increased $597.1 million (27%) compared to the three months ended May 31, 2003.

      Company-wide grain and oilseed net sales of $1.2 billion increased $249.2 million (25%) during the three months ended May 31, 2004 compared with the sales activity during the three months ended May 31, 2003. Grain Marketing segment sales to external customers totaled $1,113.4 million and $895.1 million during the three months ended May 31, 2004 and 2003, respectively. Grain sales of the Country Operations and Services segment to external customers during these same periods were $113.1 million and $82.2 million, respectively. Sales of grain between the Country Operations and Services segment and the Grain Marketing segment during those periods were $259.8 million and $183.9 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net sales increase of $249.2 million is attributable to higher grain prices and increased volumes during the three-month period ended May 31, 2004 compared to those prevailing during the same period a year earlier. Grain sales volume increased 15% during the three-month period ended May 31, 2004 compared with the same three-month period of a year ago, and had the affect of increasing sales by $158.9 million. The largest sales volume increases were primarily in wheat and corn, which was partially offset by decreased soybean volumes. The weighted average sales price of all grain and oilseed commodities sold reflected an increase of $0.38 per bushel (9%), which contributed $90.3 million to the increase. Commodity prices in general increased; the average market price of soybeans, corn and spring wheat increased $3.48, $0.69 and $0.45 per bushel, respectively, compared to the three months ended May 31, 2003.

      Energy net sales of $1.0 billion increased $163.4 million (19%) during the three months ended May 31, 2004 compared with the sales activity during the three months ended May 31, 2003. During the three months ended May 31, 2004 and 2003, the Energy segment recorded sales to the Country Operations and Services segment of $31.9 million and $22.3 million, respectively. These intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $163.4 million is comprised of an increase of $179.1 million related to price appreciation and a decrease in sales of $15.7 million because of lower sales volume. On a more product-specific basis, refined fuels prices increased $0.25 per gallon (26%) and volumes decreased 2% when comparing the three months ended May 31, 2004 with the same period a year ago. Propane volumes decreased by 7% and prices decreased $0.01 per gallon compared with the same period a year ago. Overall energy markets are up, which caused price increases on refined fuels products. Refined fuels volume decreases reflect a cutback on unbranded sales during the third quarter to offset the effects of the non-renewal of the supply agreement with a Coffeyville, Kansas production facility.

      Country operations non-grain net sales of $336.0 million increased by $56.7 million (20%) during the three months ended May 31, 2004 compared to the three months ended May 31, 2003 primarily in crop nutrients, seed and energy products. Overall, the average selling price on these products have increased compared to the same period a year ago. In addition, volumes are up due to acquisitions and an earlier spring planting season compared to the previous year.

      Processed Grains and Foods segment net sales of $240.7 million increased $127.8 million (113%) during the three months ended May 31, 2004 compared to the three months ended May 31, 2003. Oilseed processing net sales increased $128.2 million which is comprised of an increase of $70.8 million related to price appreciation and $57.4 million because of higher sales volume. The average selling price of processed oilseed and refined oilseed products increased $99 per ton and $0.17 per pound, respectively, compared to the same period a year ago. The volume increase is primarily due to the new soybean crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004.

      Patronage Dividends. Patronage dividends received of $1.8 million increased $0.5 million (34%) during the three months ended May 31, 2004 compared to the three months ended May 31, 2003.

      Other Revenues. Other revenues of $41.4 million increased $12.3 million (42%) during the three months ended May 31, 2004 compared to the three months ended May 31, 2003. The most significant increase was related to additional services revenue within the Country Operations and Services segment compared to the same period of a year ago.

      Cost of Goods Sold. Cost of goods sold of $2.7 billion increased $581.8 million (27%) during the three months ended May 31, 2004 compared to the three months ended May 31, 2003. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased 28% compared to the three months ended May 31, 2003, primarily the result of an $18.5 million market adjustment on soybean export contracts, a $0.44 (11%) average cost per bushel increase and a 15% increase in volumes. Volatile commodity prices and increased shipping cost contributed to the increased cost of goods sold. The Energy segment cost of goods sold increased by $139.8 million (17%) during the three months ended May 31, 2004, compared to the same period of the prior year, primarily due to increased average costs, which were partially offset by reduced volumes. On a more product-specific basis, refined fuels average cost increased by $0.23 per gallon (24%), which was partially offset by a 2% decrease in volumes compared to the three months ended May 31, 2003. The average cost increase on refined fuels is reflective of higher crude oil prices purchased for the Company’s two refineries and higher prices on purchased energy products compared to the three months ended May 31, 2003. Propane cost of goods sold decreased 7%, which is reflective of a 7% decrease in volumes, while the average cost of propane stayed relatively consistent compared to the three months ended May 31, 2003. Country operations non-grain cost of goods sold increased by 22% during the three months ended May 31, 2004 compared to the three months ended May 31, 2003, primarily due to increased average costs per unit on crop nutrients, seed and energy products and increased volumes from acquisitions. The Processed Grains and Foods segment cost of goods sold increased by $126.6 million (120%) compared to the three months ended May 31, 2003, which was primarily due to additional volumes of soybeans processed at the new crushing plant in Fairmont, Minnesota and an increased average cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $54.2 million for the three months ended May 31, 2004 increased by $4.7 million (9%) compared to the three months ended May 31, 2003. The primary increase during three months ended May 31, 2004 compared to the prior year is within the Country Operations and Services and Energy segments.

      Gain on Sale of Investment. During the third quarter of fiscal 2004, the Company recorded a gain of $14.7 million within the Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. NCRA exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $0.2 million during the three months ended May 31, 2003 from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $13.8 million for the three months ended May 31, 2004 increased by $1.5 million (12%) compared to the three months ended May 31, 2003. The average level of short-term borrowings increased $244.0 million primarily due to financing higher average working capital needs partially offset by an average short-term interest rate decrease of 0.2% during the three months ended May 31, 2004 compared to the three months ended May 31, 2003.

      Equity Income from Investments. Equity income from investments of $32.4 million for the three months ended May 31, 2004 increased $2.4 million (8%) compared to the three months ended May 31, 2003. This increase is primarily attributable to improved earnings of $8.1 million and $3.5 million in the Agronomy and Grain Marketing segment investments, respectively. The income was partially offset by a decrease in earnings of $9.4 million, in the Processed Grains and Foods segment investments.

      The Agronomy segment joint ventures generated increased earnings of $8.1 million. In April 2004, the company finalized the purchase of additional ownership interest in Agriliance so that the Company now owns 50%, which accounts for $6.0 million of the increase. The remainder was primarily the result of improved crop protection margins, which was partially offset by reduced crop nutrient margins.

      The Grain Marketing segment also shows increased earnings in two exporting joint ventures primarily due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting joint venture facilities are located, to the Pacific Rim. These factors contributed to a $1.3 million increase in equity income from the Company’s investment in TEMCO, LLC, a joint venture, which exports primarily corn and soybeans. These same conditions contributed to a $1.8 million improvement in equity income from the Company’s wheat exporting investment in United Harvest, LLC.

      The Processed Grains and Foods segment oilseed based products and packaged foods joint venture (Ventura) recorded decreased earnings of $9.4 million, which is primarily the result of decreased margins and the effects of a market value adjustment on edible oil futures contracts.

      Minority Interests. Minority interests of $16.4 million for the three months ended May 31, 2004 increased by $10.5 million compared to the three months ended May 31, 2003. The net change in minority interests during the three months ended May 31, 2004 compared to the prior three-month period last year was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries and the minority interest effect of the gain on the sale of an NCRA investment. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $7.8 million for the three months ended May 31, 2004 compares to $8.7 million for the three months ended May 31, 2003, resulting in effective tax rates of 8.8% and 14.3%, respectively. The $18.5 million market adjustment on soybean contracts reduced income tax expense by $7.2 million for the three months ended May 31, 2004. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2004 and 2003. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Comparison of the nine months ended May 31, 2004 and 2003

      Net Income. Consolidated net income for the nine months ended May 31, 2004 was $140.6 million compared to $88.4 million for the nine months ended May 31, 2003, which represents a $52.2 million (59%) increase in earnings. The most significant increases in earnings, when comparing the nine months ended May 31, 2004 with the same period of a year ago, were generated within the Company’s Energy, Agronomy and Processed Grains and Foods segments, which was partially offset by a decrease in earnings within the Grain Marketing segment. The Energy segment earnings increased $43.1 million, primarily as a result of improved refining margins and a gain of $14.7 million on the sale of a portion of a petroleum crude oil pipeline investment. The Agronomy segment generated increased earnings of $15.0 million, of which $6.0 million was the result of the Company purchasing an additional ownership interest in Agriliance so that the Company now owns 50% and the remainder was primarily the result of improved crop protection margins. The Processed Grains and Foods segment earnings increased $8.1 million, primarily as a result of improved equity income of $6.6 million in the Company’s wheat milling and packaged foods joint ventures and increased earnings of $2.3 million in oilseed processing compared to the nine months ended May 31, 2003. The Country Operations and Services segment increased earnings of $3.4 million, primarily the result of improved earnings within the services group. The Grain Marketing segment decreased earnings of $12.1 million, primarily the result of market adjustments on soybean export contracts, partially offset by improved equity income from its joint ventures. These earnings were also offset by increased income tax expense of $5.4 million compared to the nine months ended May 31, 2003 as a result of higher non-patronage sourced earnings.

      Net Sales. Consolidated net sales of $8.0 billion for the nine months ended May 31, 2004 increased $1.0 billion (15%) compared to the nine months ended May 31, 2003.

      Company-wide grain and oilseed net sales of $4.0 billion increased $527.7 million (15%) during the nine months ended May 31, 2004 compared with the sales activity during the nine months ended May 31, 2003. Sales to external customers by the Grain Marketing segment totaled $3,667.2 million and $3,160.1 million during the periods ended May 31, 2004 and 2003, respectively. Grain sales of the Country Operations and Services segment to external customers during these same periods were $285.4 million and $264.8 million, respectively. Sales of grain between the Country Operations and Services segment and the Grain Marketing segment during those periods were $798.2 million and $647.7 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net sales increase of $527.7 million is attributable to higher grain prices and increased volumes during the nine-month period ended May 31, 2004 compared to those prevailing during the same period a year earlier. The weighted average sale price of all grain and oilseed commodities sold reflected an increase of $0.34 per bushel (8%), which contributed $284.7 million to the increase. Commodity prices in general increased; the market price per bushel of soybeans, corn and spring wheat were $2.14, $0.59 and $0.33 greater than the respective prices for the nine months ended May 31, 2003. Volumes increased 7% during the nine-month period ended May 31, 2004 compared with the same nine-month period of a year ago, and contributed $243.0 million to the increase. Wheat, corn and soybeans reflected the largest volume increases.

      Energy net sales of $2.8 billion increased $165.6 million (6%) during the nine months ended May 31, 2004 compared with the sales activity during the nine months ended May 31, 2003. During the nine months ended May 31, 2004 and 2003, the Energy segment recorded sales to the Country Operations and Services segment of $87.4 million and $69.2 million, respectively. Those intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $165.6 million is comprised of an increase of $320.8 million related to price appreciation and a decrease in sales of $155.2 million because of lower sales volume. On a more product-specific basis, refined fuels prices increased $0.12 per gallon (13%) and volumes decreased 4% when comparing the nine months ended May 31, 2004 with the same period a year ago. Propane prices increased $0.10 per gallon (17%) and sales volume decreased 8% in comparison of the same periods. Overall energy markets are up, which caused price increases on refined fuels products. Higher propane prices reflect lower industry stocks in 2003 as the result of a cold winter earlier in the calendar year. The lower sales volume for propane during the nine months ended May 31, 2004 is primarily reflective of a dry autumn which offered minimal opportunity for crop drying (propane is used as the fuel for crop dryers) and a relatively warm early winter which reduced demand for home heating as compared to the same period in 2003.

      Country operations non-grain net sales of $643.1 million increased by $89.5 million (16%) during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003 primarily in crop nutrients, energy and seed products. Overall, the average selling price on these products have increased compared to the previous year. In addition, volumes are up due to acquisitions and an earlier spring planting season compared to the previous year.

      Processed Grains and Foods segment net sales of $584.6 million increased $229.5 million (65%) during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. Oilseed processing sales increased $232.1 million of which, $116.1 million is due to price appreciation and $116.0 is due to higher sales volumes. The average selling price of processed oilseed and refined oilseed products increased $69 per ton and $0.08 per pound, respectively, compared to the previous year. The volume increase is primarily due to the new crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004.

      Patronage Dividends. Patronage dividends received of $5.8 million increased $3.5 million during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. This increase is primarily a result of a patronage distribution in one of the Company’s cooperative investments which is primarily related to gains on legal settlements and on the sale of a warehouse facility.

      Other Revenues. Other revenues of $104.9 million increased $15.8 million (18%) during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. The most significant increase was related to additional services revenue within the Country Operations and Services segment compared to the previous year. Safety and loss control credits within the insurance business contributed $2.0 million to the increase. Increased commodity hedging activity within the Company’s country hedging group contributed $2.4 million to the increase.

      Cost of Goods Sold. Cost of goods sold of $7.8 billion increased $984.4 million (14%) during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased $545.0 million (16%) compared to the nine months ended May 31, 2003, primarily the result of an $18.5 million market adjustments on soybean export contracts, a $0.37 (9%) average cost per bushel increase and a 7% increase in volumes compared to the prior year. Volatile commodity prices and increased shipping costs contributed to the increase in cost of goods sold. The Energy segment cost of goods sold increased by $147.0 million (6%) during the nine months ended May 31, 2004 compared to the same period of the prior year, primarily due to increased average costs which was partially offset by reduced volumes. On a more product-specific basis, the average cost of refined fuels increased by $0.11 per gallon, which was partially offset by a 4% decrease in volumes compared to the nine months ended May 31, 2003. The average cost increase on refined fuels is reflective of higher crude oil prices purchased for the Company’s two refineries and higher prices on purchased energy products compared to the nine months ended May 31, 2003. The average cost of propane increased $0.10 per gallon, which was partially offset by an 8% decrease in volumes compared to the nine months ended May 31, 2003. Volumes of propane products were reduced due to a dry autumn and relatively warm early winter, which was partially offset by an average cost increase due to higher input costs compared to the nine months ended May 31, 2003. Country operations non-grain cost of goods sold increased by 17% during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003, primarily due to an increased average cost per unit on crop nutrients, seed and energy products and additional volumes from acquisitions. The Processed Grains and Foods segment cost of goods sold increased by $225.8 million (68%) compared to the nine months ended May 31, 2003, which was primarily due to additional volumes of soybeans processed at the new crushing plant in Fairmont, Minnesota and increased cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $154.7 million for the nine months ended May 31, 2004 increased by $14.0 million (10%) compared to the nine months ended May 31, 2003. The net increase includes additional expenses within the Energy and Country Operations and Services segments.

      Gain on Sale of Investment. During the third quarter of fiscal 2004, the Company recorded a gain of $14.7 million within the Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. NCRA exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $10.9 million during the nine months ended May 31, 2003 from a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $38.8 million for the nine months ended May 31, 2004 increased by $2.3 million (6%) compared to the nine months ended May 31, 2003. The average level of short-term borrowings increased $120.1 million, primarily due to financing higher average working capital needs and was partially offset by an average short-term interest rate decrease of 0.3% during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003.

      Equity Income from Investments. Equity income from investments of $64.2 million for the nine months ended May 31, 2004 increased $31.8 million (98%) compared to the nine months ended May 31, 2003. This increase is primarily attributable to improved earnings from investments within the Company’s Agronomy segment of $16.3 million, Grain Marketing segment of $9.1 million and Processed Grains and Foods segment of $6.6 million.

      The Agronomy segment joint ventures generated increased earnings of $16.3 million. In April 2004, the Company finalized the purchase of additional ownership in Agriliance so that the Company now owns 50%, which accounts for $6.0 million of the increase. In addition, Agriliance recorded increased earnings due to improved margins in both retail and wholesale crop protection operations compared to the same period of a year ago. However, the crop nutrient volumes are down 18% over last year, which slightly reduced Agriliance’s income.

      The Grain Marketing segment showed increased earnings in two exporting joint ventures primarily due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $4.3 million improvement in equity income from the Company’s wheat exporting investment in United Harvest, LLC. These same conditions contributed to a $4.0 million increase in equity income from the Company’s investment in TEMCO, LLC, a joint venture which exports primarily corn and soybeans.

      The Processed Grains and Foods segment oilseed based products and packaged foods joint venture (Ventura) earnings increase is primarily due to increased sales and improved gross profits compared to the previous nine-month period.

      Minority Interests. Minority interests of $23.6 million for the nine months ended May 31, 2004 increased by $8.9 million (60%) compared to the nine months ended May 31, 2003. The net change in minority interests during the nine months ended May 31, 2004 compared to the prior nine-month period last year was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries and the gain on sale of an NCRA investment. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $16.4 million for the nine months ended May 31, 2004 compares to $11.0 million for the nine months ended May 31, 2003, resulting in effective tax rates of 10.4% and 11.1%, respectively. The $18.5 million market adjustment on soybean export contracts reduced income tax expense by $7.2 million for the three months and nine months ended May 31, 2004. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2004 and 2003. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Liquidity and Capital Resources

      On May 31, 2004, the Company had working capital, defined as current assets less current liabilities, of $446.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.2 to 1.0 compared to working capital of $458.7 million and a current ratio of 1.3 to 1.0 on August 31, 2003. On May 31, 2003, the Company had working capital of $468.0 million and a current ratio of 1.4 to 1.0, compared to working capital of $249.1 million and a current ratio of 1.2 to 1.0 on August 31, 2002. The increase in working capital between August 31, 2002 and May 31, 2003 was primarily attributable to the issuance of $175.0 million of long-term debt with a group of insurance companies in October, 2002, and the sale of preferred stock to the general public which generated net proceeds for the Company of $82.5 million in January, 2003. This financing was initiated in part to fund capital expenditures related to the low sulfur fuel regulations discussed below in Cash Flows from Investing Activities. Working capital on May 31, 2004 compared to August 31, 2003 has remained relatively constant despite capital expenditures of $168.4 million during the first nine months of fiscal 2004 due to strong earnings during that period.

      During May, 2004 the Company renewed and expanded its committed lines of revolving credit which are used primarily to finance inventories and receivables. The previously established credit lines consisted of a $600 million 364-day revolver and a $100 million three-year revolver. The new committed credit facilities consist of a $750 million 364-day revolver and $150 million three-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. The terms of the new credit facilities are essentially the same as the terms for the credit facilities they replace. On May 31, 2004, $445.3 million was outstanding on these lines of credit. Upon completion of the new and expanded facilities, the Company and CoBank, ACB mutually agreed to cancel two uncommitted credit facilities totaling $100 million which had been established during the second quarter of fiscal 2004 and a third facility totaling $50 million which was established during the third quarter. There were no outstanding balances on these facilities at the time of cancellation.

      In March, 2004, the Company borrowed $30 million through a long-term facility established with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, as previously discussed.

Cash Flows from Operations

      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the preceding cautionary statement above, and may affect net operating assets and liabilities, and liquidity.

      Cash flows used in operating activities were $107.4 million for the nine months ended May 31, 2004. Cash provided by operating activities was $112.9 million for the nine months ended May 31, 2003. Volatility in cash flows from operations for these periods is primarily the result of changing grain and crude oil prices. On May 31, 2004, the market prices per bushel of spring wheat, soybeans and corn, were $0.33 (9%), $2.14 (36%), and $0.59 (24%) greater than their respective values on August 31, 2003. Crude oil prices on May 31, 2004 increased $8.31 per barrel (26%) when compared to August 31, 2003. These increases in grain and crude oil prices had the affect of contributing significantly to an increase in net operating asset and liability values compared with those on August 31, 2003, thus using cash resources. In contrast, on May 31, 2003, the market prices per bushel of spring wheat and corn were $1.58 (30%) and $0.16 (6%) lower than their respective values on August 31, 2002. As of the same date, the market prices per bushel of soybeans and barrel of crude oil were $0.30 (5%) and $0.58 (2%) higher than their respective values on August 31, 2002. These factors, when combined, contributed to only a small increase in net operating assets and liabilities when compared to those on August 31, 2002.

      Operating activities of the Company used net cash of $107.4 million during the nine months ended May 31, 2004. Net income of $140.6 million and net non-cash expenses of $21.4 million were offset by an increase in net operating assets and liabilities of $269.4 million. The primary components of net non-cash expenses included depreciation and amortization of $80.5 million, minority interest of $23.6 million and a partial offset of income from equity investments of $64.2 million. The increase in net operating assets and liabilities was caused primarily by increases in the prices of the three primary grain commodities handled by the Company, and an increase in crude oil prices, as explained in the previous paragraph. These and other less significant factors increased net operating assets and liabilities by $269.4 million and was the largest use of cash from operations. A major part of this increase in net operating assets and liabilities was financed with short-term notes payable. Because the change in short-term notes payable is shown in cash flows from financing activities, this source of cash does not offset the corresponding use of cash as part of the cash flows from operating activities in the Consolidated Statements of Cash Flows.

      Operating activities of the Company provided net cash of $112.9 million during the nine months ended May 31, 2003. Net income of $88.4 million and net non-cash expenses of $60.2 million were partially offset by an increase in net operating assets and liabilities $35.7 million. The primary components of net non-cash expenses included depreciation and amortization of $77.1 million, minority interests of $14.7 million and a partial offset of income from equity investments of $32.4 million. Grain and crude oil prices on May 31, 2003 were comparable to the prices on August 31, 2002, consequently, net operating assets and liabilities did not change significantly on May 31, 2003 when compared to the prior fiscal year-end.

      Operating activities of the Company provided net cash of $257.8 million during the three months ended May 31, 2004. Net income of $81.4 million and a decrease in net operating assets and liabilities of $182.1 million were partially offset by net non-cash expenses of $5.7 million. The primary components of net non-cash expenses included depreciation and amortization of $26.7 million, minority interests of $16.4 million and an offset of income from equity investments of $32.4 million. The decrease in net operating assets and liabilities was caused primarily by lower grain prices on May 31, 2004 compared to February 29, 2004, as well as decreased seasonal inventories at the Company’s country operations locations, partially offset by increased receivables from the sale of those inventories. These and other less significant factors decreased net operating assets and liabilities by $182.1 million and was the largest source of cash from operations.

      Operating activities of the Company provided net cash of $220.3 million during the three months ended May 31, 2003. Net income of $52.2 million, net non-cash expenses of $0.7 million and a decrease in net operating assets and liabilities of $167.4 million provided the net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $25.5 million, minority interests of $5.9 million and a partial offset of income from equity investments of $30.0 million. The decrease in net operating assets and liabilities was primarily due to lower crude oil and certain grain prices on May 31, 2003 compared to February 28, 2003, as well as decreased seasonal inventories at the Company’s country operations locations, partially offset by increased receivables from the sale of those inventories. These and other less significant factors decreased net operating assets and liabilities by $167.4 million and was the largest source of cash from operations.

      Grain and energy prices were volatile during the quarter ending May 31, 2004 and the Company expects that this volatility will continue throughout the balance of this fiscal year. Shortages of certain grain commodities due to poor growing conditions last year, volatile ocean freight costs, and strong world demand, along with the uncertainty of weather this summer, has created sizable movements in grain prices. Energy prices, driven primarily by uncertain world political conditions and strong demand for gasoline in the U.S. have also changed in a volatile manner.

Cash Flows from Investing Activities

      For the three months ended May 31, 2004 and 2003, the net cash flows used in the Company’s investing activities totaled $78.0 million and $74.8 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $66.2 million and $45.1 million for the three months ended May 31, 2004 and 2003, respectively. For the year ended August 31, 2004 the Company expects to spend approximately $252.7 million for the acquisition of property, plant and equipment. Capital expenditures started in fiscal year 2002, related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $324.0 million for NCRA’s McPherson, Kansas refinery, of which $30.8 million has been spent at the Laurel refinery and $92.7 million has been spent by NCRA at the McPherson refinery as of May 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      Investments made during the three months ended May 31, 2004 and 2003 totaled $47.8 million and $36.4 million, respectively. During the three months ended May 31, 2003 the Company purchased an additional 13.1% economic interest of the crop protection business of Agriliance for a cash payment of $34.3 million, as previously discussed. During the three months ended May 31, 2004 the Company purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million, as previously discussed. Subsequent to purchasing Farmland’s interest, the Company owns 50% of the economic and governance interests in Agriliance. Also during the three months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $2.0 million and $4.0 million for the three months ended May 31, 2004 and 2003, respectively. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $12.1 million and $5.9 million for the three months ended May 31, 2004 and 2003, respectively. During the three months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline as previously discussed, and subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a gain on the sale of $14.7 million.

      For the nine months ended May 31, 2004 and 2003, the net cash flows used in the Company’s investing activities totaled $105.9 million and $137.9 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $168.4 million and $122.5 million for the nine months ended May 31, 2004 and 2003, respectively. For the nine months ended May 31, 2003, the acquisitions of property, plant and equipment included $8.5 million acquired as part of a business. Construction of an oilseed processing facility in Fairmont, Minnesota was essentially complete during the first quarter of fiscal 2004 when the facility became operational. Also during the first quarter of fiscal 2004, the Company entered into a sale-leaseback transaction for the facility equipment and received cash proceeds of $19.8 million from the sale.

      Investments made during the nine months ended May 31, 2004 and 2003 totaled $48.8 million and $40.6 million, respectively. The Company purchased additional interests in Agriliance during the nine months ended May 31, 2004 and 2003, as previously described in the three-month discussion. Also during the nine months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.

      Acquisitions of intangibles were $0.8 million for the nine months ended May 31, 2003, and net working capital acquired in business acquisitions was $13.0 million during the same period.

      During the nine months ended May 31, 2004 and 2003, the changes in notes receivable resulted in decreases in cash flows of $9.0 million and $14.3 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.

      Distributions to minority owners for the nine months ended May 31, 2004 and 2003, were $1.3 million and $0.5 million, respectively, and primarily relate to NCRA. Cash distributions NCRA has made to its members decreased since 2002, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $31.7 million and $15.9 million for the nine months ended May 31, 2004 and 2003, respectively. During the nine months ended May 31, 2004, proceeds of $19.8 million were from a sale-leaseback transaction previously discussed. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $61.8 million and $37.3 million for the nine months ended May 31, 2004 and 2003, respectively. During the nine months ended May 31, 2004, NCRA sold a 50% interest in a crude oil pipeline for proceeds of $25.0 million, as previously described in the three-month discussion.

Cash Flows from Financing Activities

      The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2004, the Company renewed and expanded its committed lines of revolving credit. The previously established credit lines consisted of a $600.0 million 364-day revolver and a $100.0 million three-year revolver. The new committed credit facilities consist of a $750.0 million 364-day revolver and $150.0 million three-year revolver. The terms of the new credit facilities are essentially the same as the terms of the credit facilities they replaced. In addition to these lines of credit, the Company has a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On May 31, 2004, August 31, 2003 and May 31, 2003, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $446.5 million, $251.1 million and $321.1 million, respectively. The increase in short-term notes payable on May 31, 2004 was primarily due to increased grain and crude oil prices on May 31, 2004 compared to August 31, 2003. Upon completion of the new and expanded facilities, the Company and CoBank, ACB mutually agreed to cancel two uncommitted credit facilities totaling $100 million which had been established during the second quarter of fiscal 2004 and a third facility totaling $50 million which was established during the third quarter. There were no outstanding balances on these facilities at the time of cancellation. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of brokers commissions of $3.2 million) was also used to pay down the 364-day credit facility.

      In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed. This credit facility expired in May 2003 and had no outstanding balance on that date. Repayments of $75.0 million were made on this facility during the nine months ended May 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the

Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $132.8 million, $137.8 million and $139.4 million on May 31, 2004, August 31, 2003 and May 31, 2003, respectively. Interest rates on May 31, 2004 ranged from 2.30% to 7.13%. Repayments of $1.6 million and $4.9 million were made on this facility during each of the three months and nine months ended May 31, 2004 and 2003.

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

      In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, as previously discussed. In April, 2004, the Company borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and will be repaid in full at the end of the six year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and will be repaid in full at the end of the seven year term in 2011.

      The Company, through NCRA, had revolving term loans outstanding of $12.8 million, $15.0 million and $15.8 million on May 31, 2004, August 31, 2003 and May 31, 2003, respectively. Interest rates on May 31, 2004 ranged from 6.48% to 6.99%. Repayments of approximately $0.8 million and $2.3 million were made during each of the three months and nine months ended May 31, 2004 and 2003.

      On May 31, 2004, the Company had total long-term debt outstanding of $686.7 million, of which $158.2 million was bank financing, $510.0 million was private placement proceeds and $18.5 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 has not materially changed during the three months and nine months ended May 31, 2004. The Company’s long-term debt is unsecured except for other notes and contracts in the amount of $10.1 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. The Company is in compliance with all debt covenants and restrictions as of May 31, 2004.

      During the three months ended May 31, 2004 and 2003, the Company borrowed on a long-term basis $35.0 million and no dollars, respectively, and during the same periods repaid long-term debt of $4.1 million and $48.7 million, respectively.

      During the nine months ended May 31, 2004 and 2003, the Company borrowed on a long-term basis $35.5 million and $175.0 million, respectively, and during the same periods repaid long-term debt of $12.4 million and $86.0 million, respectively.

      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2003 were primarily distributed during the second quarter of the current fiscal year. The cash portion of this distribution deemed by the Board of Directors to be 30% was $28.7 million. During the prior fiscal year the Company distributed cash patronage of $26.5 million from the patronage earnings of the fiscal year ended August 31, 2002.

      The current equity redemption policy, as authorized by the Board of Directors, allows for the redemption of capital equity certificates held by inactive direct members and patrons and active direct members and patrons at age 72 or death that were of age 61 or older on June 1, 1998. Such redemptions are at the discretion of the Board of Directors. For active direct members and patrons who were of age 60 or younger on June 1, 1998, and member cooperatives, equities older than 10 years may be redeemed annually based on a prorata formula where the numerator is dollars available for such purpose as determined by the Board of Directors, and the denominator is the sum of the patronage certificates older than 10 years held by such eligible members and patrons. Total cash redemptions related to the year ended August 31, 2003, to be distributed in fiscal year 2004, are expected to be approximately $10.8 million, of which $2.9 million was redeemed during the three months ended May 31, 2004 compared to $2.0 million during the three months ended May 31, 2003 and $5.7 million was redeemed during the nine months ended May 31, 2004 compared to $26.4 million during the nine months ended May 31, 2003. An additional $13.0 million of capital equity certificates were redeemed in March 2004 in exchange for shares of the Company’s 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price per share of the stock on the NASDAQ National Market on March 2, 2004. On May 31, 2004 the Company had $105.7 million (4,226,428 shares) of the New Preferred outstanding.

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

Off Balance Sheet Financing Arrangements

Lease Commitments:

      The Company’s lease commitments presented in Management’s Discussion and Analysis in the Companies Annual Report on Form 10-K for the year ended August 31, 2003 have not materially changed during the nine months ended May 31, 2004. The largest new lease commitment entered into during the nine months ended May 31, 2004 has annual lease payments of approximately $3.0 million over the next seven years.

Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $41.1 million was outstanding on May 31, 2004. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of May 31, 2004.

Debt:

      There is no material off balance sheet debt.

Critical Accounting Policies

      The Company’s Critical Accounting Policies are presented in the Company’s Annual Report on Form 10-K, as amended, for the year ended August 31, 2003. There have been no changes to these policies during the nine months ended May 31, 2004.

Effect of Inflation and Foreign Currency Transactions

      The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. During fiscal 2003, the Company opened a grain marketing office in Brazil that impacts its exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted the interim provisions of this Statement during the current fiscal quarter ended May 31, 2004. The annual disclosure provisions of this Statement will be included in the August 31, 2004 annual report.

      On May 19, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended May 31, 2004 do not reflect the effect of the Act as permitted by the FSP.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. Adoption of this standard did not have a material effect on the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have a material effect on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Other than the nonperformance of contracts by counter-parties mentioned below, the Company did not experience any adverse changes in market risk exposures for the period ended May 31, 2004, that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K, as amended, for the year ended August 31, 2003.

      Grain and energy prices were volatile during the quarter ending May 31, 2004 and the Company expects that this volatility will continue throughout the balance of this fiscal year. While the Company minimizes its risk to price fluctuations through hedging transactions, the Company is exposed to loss in the event of nonperformance by counter-parties to forward purchase or sale contracts. Volatile commodity prices increase the risk that counter-parties may default under the contracts when the market price has changed.

      Considering the risk of default, the Company has valued certain sale contracts within its Grain Marketing segment at less than the respective contract prices based upon our appraisal of current fair market value on May 31, 2004. The valuation at less than contract price had the effect of reducing pre-tax income for the three months and nine months ended May 31, 2004, in the aggregate by $18.5 million, and net income by $11.3 million compared to the results which would have been reported had these contracts been valued at the contract price.

      If a counter-party defaults on either a purchase or sale contract, it is the policy of the Company to pursue the matter aggressively in appropriate legal proceedings. The Company is closely monitoring other customers and suppliers where existing contracts are outside of current market values and will react aggressively to enforce these obligations in the event of a default by the counter-party.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date our disclosure controls and procedures were effective.

      During the third quarter ended May 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Description

10.1	First Amendment to Credit Agreement dated as of May 20, 2004 between CHS Inc., CoBank, ACB, and the Syndication Parties
10.2	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties
10.3	Note Purchase and Private Shelf Agreement dated as of April 13, 2004
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on June 10, 2004 to add a provision to its existing code of ethics.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS INC.
(Registrant)

/s/ JOHN SCHMITZ

John Schmitz
Executive Vice President and
Chief Financial Officer

July 12, 2004

(Date)