Form 10-K
period 2004-08-31
CHS INC
filed 2004-11-18
CIK 823277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The information in this Annual Report on Form 10-K for the year ended August 31, 2004, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

      In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of OPEC to agree to and maintain oil price and production controls, and the price and level of foreign imports;

•	political instability or armed conflict in oil-producing regions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

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

      We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $49.2 million had been spent at the Laurel refinery and $131.0 million had been spent by NCRA at the McPherson refinery as of August 31, 2004. We expect all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipate funding these projects with a combination of cash flows from operations and debt proceeds.

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

      Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation. If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as the concern regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

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

      Our agronomy business is depressed and could continue to underperform in the future. Demand for agronomy products in general has been adversely affected in recent years by drought and poor weather conditions, idle acreage and development of insect and disease-resistant crops. These factors could cause Agriliance, LLC, an agronomy marketing and distribution venture in which we have a 50% interest, to be unable to operate at profitable margins. In addition, these and other factors, including fluctuations in the price of natural gas and other raw materials, an increase in recent years in domestic and foreign production of fertilizer, and intense competition within the industry, in particular from lower-cost foreign producers, have created particular pressure on producers of fertilizers. As a result, CF Industries, Inc., a fertilizer manufacturer in which we hold a minority cooperative interest, has suffered significant losses in recent years as it has incurred increased prices for raw materials and manufacturing costs for those materials, but has been unable to pass those increased costs on to its customers.

      Technological improvements in agriculture could decrease the demand for our agronomy and energy products. Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services that we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel that we sell could decline as technology allows for more efficient usage of equipment.

      We operate some of our business through joint ventures in which our rights to control business decisions are limited. Several parts of our business, including in particular, our agronomy business segment and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

THE COMPANY

      CHS Inc. (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, the Company is owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. The Company also has preferred stockholders that own shares of the Company’s 8% Cumulative Redeemable Preferred Stock which is listed on the NASDAQ National Market under the symbol CHSCP. On August 31, 2004, the Company had 4,226,428 shares of preferred stock outstanding. CHS buys commodities from and provides products and services to its members and other customers, both domestic and international. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company’s operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with the Company’s results; rather, a proportionate share of the income or loss from those entities is included as a component in the Company’s net income under the equity method of accounting. For the fiscal year ended August 31, 2004, the Company’s total revenues were $11.1 billion, and net income was $221.3 million.

      The Company’s operations are organized into five business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Together these business segments create vertical integration to link producers with consumers. The first two segments, Agronomy and Energy, produce and provide for the wholesale distribution of crop production inputs. The third segment, Country Operations and Services, serves as the Company-owned retailer of a portion of these crop inputs and also serves as the first handler of a significant portion of the crops marketed and processed by the Company. The fourth segment, Grain Marketing, purchases and resells grains and oilseeds originated by the Country Operations and Services segment, by member cooperatives and also by third parties. The fifth business segment, Processed Grains and Foods, converts grains and oilseeds into value-added products.

      Only producers of agricultural products and associations of producers of agricultural products may be members of CHS. The Company’s earnings derived from cooperative business are allocated to patrons based on the volume of business they do with the Company. The Company allocates these earnings to its members in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members, which are not allocated patronage are taxed at regular corporate rates and are retained by the Company as unallocated capital reserve. The Company also receives patronage refunds from the cooperatives in which it is a member, if those cooperatives have earnings to distribute and the Company qualifies for patronage refunds from them.

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

AGRONOMY

Overview

      Through the Agronomy business segment, the Company is engaged in the manufacture of crop nutrients and the wholesale distribution of crop nutrients and crop protection products. The Company conducts its agronomy operations primarily through two investments — a 20% cooperative ownership interest in CF Industries, Inc. (CF Industries) and, effective May 1, 2004, a 50% ownership interest in Agriliance, LLC (Agriliance). CF Industries manufactures crop nutrient products, particularly nitrogen and phosphate fertilizers, and is one of the largest suppliers to Agriliance. Agriliance is one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based on sales.

      There is significant seasonality in the sale of crop nutrients and crop protection products and services, with peak activity coinciding with the planting and input seasons.

      The Company’s minority ownership interest in CF Industries and 50% ownership interest in Agriliance are treated as investments, and therefore, those entities’ revenues and expenses are not reflected in the Company’s operating results. The Company’s interest in CF Industries is treated as a cost method investment and its interest in Agriliance is treated as an equity method investment. CF Industries and Agriliance each have their own line of financing, without recourse to the Company.

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

      Agriliance. Agriliance is one of the nation’s largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides)based on sales, accounting for an estimated 17% of the U.S. market for crop nutrients and approximately 24% of the U.S. market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units primarily in the southern United States. In addition, Agriliance blends and packages crop protection products under the Agri Solutions brand. Agriliance purchased approximately 34% of its fertilizer from CF Industries during fiscal year 2004, and its other suppliers include IMC, PCS, PIC and Koch. Most of Agriliance’s crop protection products are purchased from Monsanto, Syngenta, Dow, Bayer, Dupont and BASF.

      Agriliance was formed in 2000 when CHS, Farmland Industries Inc. (Farmland) and Land O’Lakes, Inc. (Land O’Lakes) contributed their respective agronomy businesses to the new company in consideration for ownership interests in the venture. CHS holds its interests in Agriliance through United Country Brands, LLC (UCB), a wholly-owned holding company.

      In April 2003, CHS acquired a 13.1% additional economic interest in the crop protection products business of Agriliance (the “CPP Business”) for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by CHS and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member.

      On April 30, 2004, the Company purchased all of Farmland’s remaining interests in Agriliance and UCB for $27.5 million in cash. The Company now owns 50% of the economic and governance interests in Agriliance. The Company continues to account for the investment using the equity method of accounting.

Products and Services

      CF Industries manufactures crop nutrient products, primarily nitrogen and phosphate fertilizers and potash. Agriliance wholesales and retails crop nutrient products and crop protection products that include insecticides, fungicides, and pesticides. In addition, Agriliance blends and packages 7% of the products it sells under the Agri Solutions brand. Agriliance also provides field and technical services, including soil testing, adjuvant and herbicide formulation, application and related services.

Sales and Marketing; Customers

      CF Industries sells its crop nutrient products to large agricultural cooperatives and distributors. Its largest customers are Land O’Lakes, CHS and seven other regional cooperatives that wholesale the products to their members. Agriliance distributes agronomy products through approximately 2,200 local cooperatives from Ohio to the West Coast and from the Canadian border south to Kansas. Agriliance also provides sales and services through 48 Agriliance Service Centers and other retail outlets. Agriliance’s largest customer is the Company’s Country Operations and Services business segment. In 2004, Agriliance sold approximately $1.2 billion of crop nutrient products and approximately $2.3 billion of crop protection and other products.

Industry; Competition

      Regulation. The Agronomy business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject CF Industries, Agriliance or CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that CF Industries and Agriliance are in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

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

      Agriliance. The wholesale and retail distribution of agronomy products is highly competitive and dependent upon relationships with agricultural producers, local cooperatives and growers, proximity to producers and local cooperatives and competitive pricing. Moreover, the crop protection products industry is mature with slow growth predicted for the future, which has led distributors and suppliers to turn to consolidation and strategic partnerships to benefit from economies of scale and increased market share. Agriliance competes with other large agronomy distributors, as well as other regional or local distributors and retailers. Agriliance competes on the strength of its relationships with the members of the Company and members of Land O’Lakes, its purchasing power and competitive pricing, and its attention to service in the field.

      Major competitors of Agriliance in crop nutrient distribution include Agrium, Cargill, Koch, UAP and United Suppliers. Major competitors of Agriliance in crop protection products distribution include Helena, UAP, Tenkoz and numerous smaller distribution companies.

Summary Operating Results

      The Company accounts for its Agronomy business segment as follows:

      CF Industries. The Company’s investment in CF Industries of $153 million on August 31, 2004 is carried on the balance sheet at cost, including allocated qualified patronage. Since CF Industries is a cooperative, the Company recognizes income from the investment only if it receives qualified patronage refunds. In each of the years 1998 through 2003, CF Industries generated operating losses, none of which were allocated to its owners. Historically, crop nutrients manufacturing earnings have been cyclical in nature. CHS management has performed the appropriate impairment tests of this investment, and based upon those tests, believes that fair market value exceeds its carrying value. The Company will continue to perform impairment tests annually, including reviewing operating results, or as circumstances dictate, which could result in an impairment to its CF Industries investment.

      Agriliance. At August 31, 2004 the Company’s equity investment in Agriliance was $167.6 million. The Company recognizes earnings from Agriliance using the equity method of accounting, which results in the Company including its ownership percentage of Agriliance’s net earnings as equity income from investments. The Company applies related internal expenses against those earnings.

      Summary operating results and identifiable assets for the Agronomy business segment for the fiscal years ended August 31, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales
Other revenues	$(15)	$(84)	$(89)

	(15)	(84)	(89)
Cost of goods sold
Marketing, general and administrative	8,482	8,138	8,957

Operating losses	(8,497)	(8,222)	(9,046)
Interest	(352)	(974)	(1,403)
Equity income from investments	(35,725)	(20,773)	(13,425)

Income before income taxes	$27,580	$13,525	$5,782

Total identifiable assets — August 31	$327,448	$285,906	$242,015

ENERGY

Overview

      CHS is the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel, and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. The Energy business segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which CHS has an approximately 74.5% ownership interest) and sells those products under the Cenex brand to member cooperatives and others through a network of approximately 1,600 independent retail sites, including approximately 800 that operate Cenex/ Ampride convenience stores.

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

      The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 57% gasoline, 34% diesel and other distillates, and 9% propane and other products. Approximately 90% of the refined fuels are shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via common carrier pipelines. The remaining refined fuel products are loaded into trucks at the refinery.

      Other Energy Operations. The Company owns and operates a propane terminal, four asphalt terminals and three lubricants blending and packaging facilities. The Company also owns and leases a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

      The Energy business segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, lubricants, and other related products and provides transportation services. It obtains the petroleum products that it sells both from the Laurel and McPherson refineries and from third parties.

Sales and Marketing; Customers

      The Company makes approximately 70% of its refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/ Ampride tradename. The Company sold approximately 1.4 billion gallons of gasoline and approximately 1.3 billion gallons of diesel fuel in fiscal year 2004. The Company also blends, packages and wholesales auto and farm machinery lubricants to both members and non-members. In fiscal year 2004, energy operations sold approximately 21 million gallons of lube oil. The Company is one of the nation’s largest propane wholesalers based on revenues. In fiscal year 2004, energy operations sold approximately 766 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

      Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on the Company’s Energy business segment. The Energy business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject CHS (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it and NCRA are in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position of either CHS or NCRA.

      Like many other refineries, the Energy business segment’s refineries are currently focusing their capital spending on reducing pollution. In particular, these refineries are currently working to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006, which are intended to lower the sulfur content of gasoline and diesel. The Company currently expects that the cost of compliance will be approximately $87.0 million for the Company’s Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $49.2 million had been spent at the Laurel refinery and $131.0 million had been spent by NCRA at the McPherson refinery as of August 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      The energy business is highly cyclical. Demand for crude oil and energy products are driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources which can significantly affect the price of refined fuels products. Most of the Company’s energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions, and government programs, which encourage idle acres, may all reduce demand for the Company’s energy products.

      The refining and wholesale fuels business is very competitive. Among the Company’s competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. The Company also competes with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. CHS owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.

Summary Operating Results

      Summary operating results and identifiable assets for the Energy business segment for the fiscal years ended August 31, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales	$4,028,248	$3,648,093	$2,657,689
Other revenues	9,193	5,655	857

	4,037,441	3,653,748	2,658,546
Cost of goods sold	3,784,260	3,470,726	2,483,359
Marketing, general and administrative	66,493	63,740	66,731

Operating earnings	186,688	119,282	108,456
Gain on sale of investment	(14,666)
Interest	13,819	16,401	16,875
Equity (income) loss from investments	(1,399)	(1,353)	1,166
Minority interests	32,507	20,782	14,604

Income before income taxes	$156,427	$83,452	$75,811

Intersegment sales	$(121,199)	$(94,209)	$(67,367)

Total identifiable assets — August 31	$1,591,254	$1,449,652	$1,305,828

COUNTRY OPERATIONS AND SERVICES

Overview

      The Country Operations and Services business segment purchases a variety of grains from the Company’s producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies, programs for crop and livestock production, hedging and insurance services, and agricultural operations financing. Country Operations and Services operates at 289 locations dispersed throughout Minnesota, North Dakota, South Dakota, Nebraska, Montana, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

Products and Services

      Grain Purchasing. The Company is one of the largest country elevator operators in North America based on revenues. Through a majority of its elevator locations, the Country Operations and Services business segment purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through the Company’s Grain Marketing business segment or used for local feed and processing operations. For the year ended August 31, 2004, the Country Operations and Services business segment purchased approximately 318 million bushels of grain, primarily wheat (140 million bushels), corn (90 million bushels) and soybeans (47 million bushels). Of these bushels, 267 million were purchased from members and 248 million were sold through the Grain Marketing business segment.

      Other Products. Country Operations and Services manufactures and sells other products, both directly and through ownership interests in other entities. These include seed; crop nutrients; energy products; animal feed ingredients, supplements and products; animal health products; crop protection products; and processed sunflowers. The Company sells agronomy products at 160 locations, feed products at 126 locations and energy products at 103 locations.

      Financial Services. The Company has provided open account financing to more than 130 CHS members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of term and seasonal loans and can also be used as a clearing account for settlement of grain purchases and as a cash management tool. A substantial part of the term and seasonal loans are sold to the National Bank for Cooperatives (CoBank), with CoBank purchasing up to 100% of any loan. The Company’s guarantee exposure on these loans at August 31, 2004 was approximately $5.9 million. Through its wholly-owned subsidiary Fin-Ag, Inc. the Company provides seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans. Most loans are sold to Pro Partners (an affiliate of CoBank) under a program separate from that described above, under which the Company has guaranteed a portion of the loans. The Company’s exposure at August 31, 2004 was approximately $25.1 million. The Company’s borrowing arrangements allow for the Company to retain up to $110.0 million of loans in aggregate for both finance programs, or to sell the loans and extend guarantees up to $150.0 million in aggregate.

      The Company’s wholly-owned subsidiary Country Hedging, Inc. (Country Hedging), which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full-service commodity futures and options broker.

      Ag States Agency, LLC (Ag States), is an independent insurance agency in which the Company holds a majority ownership interest. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 1,600 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/ warehouses, and food processors.

Industry; Competition

      Regulation. The Country Operations and Services business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. The Country Operations and Services business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

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

Summary Operating Results

      Summary operating results and identifiable assets for the Country Operations and Services business segment for the fiscal years ended August 31, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales	$2,227,764	$1,885,825	$1,474,553
Other revenues	94,381	84,206	83,361

	2,322,145	1,970,031	1,557,914
Cost of goods sold	2,199,700	1,876,811	1,474,392
Marketing, general and administrative	70,196	55,887	47,995

Operating earnings	52,249	37,333	35,527
Gain on legal settlements	(692)	(10,867)	(2,970)
Interest	16,019	14,975	13,851
Equity income from investments	(519)	(788)	(283)
Minority interests	1,323	1,168	786

Income before income taxes	$36,118	$32,845	$24,143

Intersegment sales	$(987,145)	$(796,999)	$(615,853)

Total identifiable assets — August 31	$862,645	$857,523	$799,711

GRAIN MARKETING

Overview

      CHS is the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling about 1.1 billion bushels annually. During fiscal year 2004, the Company purchased approximately 69% of its total grain volumes from individual and cooperative association members and the Country Operations and Services business segment, with the balance purchased from third parties. CHS arranges for the transportation of the grains either directly to customers or to Company owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. The Company primarily conducts its Grain Marketing operations directly, but does conduct some of its business through two 50% owned joint ventures.

Operations

      The Grain Marketing segment purchases grain directly and indirectly from agricultural producers primarily in the midwestern and western United States. The purchased grain is typically contracted for sale for future delivery at a specified location, with the Company responsible for handling the grain and arranging for its transportation to that location. The sale of grain is recorded after title to the commodity has transferred and final weights, grades and settlement price have been agreed upon. Amounts billed to the customer as part of a sales transaction include the costs for shipping and handling. The Company’s ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels, and barges, is a significant part of the services it offers to its customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with the Company. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.

      CHS owns export terminals, river terminals, and elevators involved in the handling and transport of grain. River terminals at St. Paul, Savage, and Winona, Minnesota, and Davenport, Iowa are used to load grains onto barges for shipment to both domestic and export customers via the Mississippi River system. The Company’s export terminal at Superior, Wisconsin, provides access to the Great Lakes and St. Lawrence Seaway, and an export terminal at Myrtle Grove, Louisiana serves the Gulf market. In the Pacific Northwest, the Company conducts its grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation), and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC, operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. The Company also owns two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions. In 2003, the Company opened an office in Sao Paulo, Brazil, for the procurement of soybeans for the Grain Marketing segment’s international customers.

      The Grain Marketing segment purchases most of its grain during the summer and fall harvest period. Because of the Company’s geographic location and the fact that it is further from its export facilities, grain tends to be sold later than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of the Company’s own storage capacity, the Grain Marketing business segment buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, the Grain Marketing business segment has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affect the profitability of the Grain Marketing segment.

Products and Services

      The primary grains purchased by the Grain Marketing business segment for the year ended August 31, 2004 were corn (456 million bushels), wheat (389 million bushels) and soybeans (286 million bushels). Of the total grains purchased by the Grain Marketing business segment during the year ended August 31, 2004, 603 million bushels were purchased from the Company’s individual and cooperative association members, 248 million bushels were purchased from the Country Operations and Services business segment and the remainder were purchased from third parties.

Sales and Marketing; Customers

      Purchasers include domestic and foreign millers, maltsters, feeders, crushers, and other processors. To a much lesser extent purchasers include intermediaries and distributors. Grain marketing operations are not dependent on any one customer. The Grain Marketing segment has supply relationships calling for delivery of grain at prevailing market prices.

Industry; Competition

      Regulation. The Grain Marketing business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes. The Grain Marketing business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject CHS to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

      Competition. The Grain Marketing business segment competes for both the purchase and the sale of grain. Competition is intense and margins are low. Some competitors are integrated food producers, which may also be customers. A few major competitors have substantially greater financial resources than the Company.

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

Summary Operating Results

      Summary operating results and identifiable assets for the Grain Marketing business segment for the fiscal years ended August 31, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales	$5,006,029	$4,139,226	$3,281,469
Other revenues	28,710	25,676	22,399

	5,034,739	4,164,902	3,303,868
Cost of goods sold	5,006,704	4,133,677	3,272,985
Marketing, general and administrative	25,071	21,072	22,213

Operating earnings	2,964	10,153	8,670
Interest	5,874	4,738	4,807
Equity (income) loss from investments	(11,413)	1,673	(4,257)

Income before income taxes	$8,503	$3,742	$8,120

Intersegment sales	$(45,103)	$(2,435)	$(69,561)

Total identifiable assets — August 31	$487,807	$450,415	$481,232

PROCESSED GRAINS AND FOODS

Overview

      The Processed Grains and Foods business segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. The Company has focused on areas that allow it to utilize the products supplied by member producers. These areas are oilseed processing, wheat milling and foods.

      Regulation. The Processed Grains and Foods business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes. The Processed Grains and Foods business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject CHS or its foods partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. CHS believes that it is in compliance with these laws, regulations and rules in all material respects and does not expect continued compliance to have a material effect on its capital expenditures, earnings or competitive position.

Oilseed Processing

      The Company’s oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in

Mankato, Minnesota that can crush 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to produce approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity and crude soyoil output similar to the Mankato facility. The facility in Fairmont became operational in the first quarter of fiscal 2004.

      The Company’s oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods and, to a lesser extent for certain industrial uses for plastics, inks and paints. Soybean meal has a high-protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications.

      The Company’s soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. The Company purchases virtually all of its soybeans from members. The oilseed crushing operations currently produce approximately 85% of the crude oil that the Company refines, and purchases the balance from outside suppliers.

      The Company’s customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of the customers are located in the Midwest due to lower freight costs and slightly higher profitability potential. The largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which the Company holds a 50% ownership interest and with which the Company has a long-term supply agreement to supply minimum quantities of edible soybean oils as long as the Company maintains a minimum 25.5% ownership interest and the Company’s price is comparative with other suppliers of the product. The Company’s sales to Ventura Foods were $94.5 million in fiscal year 2004. The Company also sells soymeal to almost 600 customers, primarily feed lots and feed mills in southern Minnesota. Land O’Lakes/ Purina Feed, LLC accounts for 18% of soymeal sold and Commodity Specialists Company accounts for 22% of soymeal sold. The Company sells soyflour to customers in the baking industry both domestically and for export.

      The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing, Inc., and Bunge. These and other competitors have acquired other processors and have expanded existing plants, or have constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. The Company estimates that it has a market share of approximately 4% to 5% of the domestic refined soybean oil market and approximately 4% of the domestic soybean crushing capacity.

      Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the refined products, and other supply and demand factors.

Wheat Milling

      In January 2002, the Company and Cargill formed Horizon Milling, LLC (Horizon Milling), in which the Company owns 24% and Cargill owns the remaining 76%. Horizon Milling is the largest U.S. wheat miller. Sales and purchases of wheat and durum by the Company to Horizon Milling during fiscal year 2004 were $206.2 million and $2.9 million, respectively. Horizon Milling’s advance payments on grain to the Company were $7.1 million on August 31, 2004, and are included in Customer Advance Payments on the Company’s Consolidated Balance Sheets.

      The Company leases five mills to Horizon Milling and ceased operations at its Huron, Ohio, mill prior to the formation of Horizon Milling. The Company has dismantled the milling equipment at Huron, and is currently pursuing the sale of the equipment that has not yet been sold. The Processed Grains and Foods business segment carries an impairment of approximately $5.7 million on the equipment.

Foods

      The Company has two primary areas of focus in the foods area: Ventura Foods, LLC (Ventura Foods) which produces oilseed-based products such as margarine and salad dressing, and which is 50% owned by the Company, and the production of Mexican foods such as tortillas, tortilla chips and entrees.

      Ventura Foods. Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 40% of Ventura Foods’ volume, based on sales revenues, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Foods’ product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine in the U.S. and is a major producer of many other products.

      Ventura Foods has 13 manufacturing and distribution locations across the United States. It sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including the Company’s oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2004 fiscal year, Sysco accounted for 23% of net sales.

      Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH, Smuckers, Kraft, and CF Sauer.

      Ventura Foods was created in 1996 and at the time was owned 40% by the Company and 60% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui & Co., Ltd. In March 2000, the Company purchased an additional 10% interest from Wilsey Foods, Inc. bringing the Company’s total equity investment in Ventura Foods to 50%. The Company accounts for the Ventura Foods investment under the equity method of accounting. At August 31, 2004 the Company’s equity investment in Ventura Foods was $107.7 million.

      Mexican Foods. Through its Mexican foods operations, the Company manufactures, packages, and distributes tortillas, tortilla chips and prepared frozen Mexican food products such as burritos and tamales. Sales are to both retail and food service customers. The Company sells these products under a variety of local and regional brand names and also produces private label products and co-packs for customers. The current operational focus is on establishing profitability and operational efficiency.

      The tortilla and tortilla chip industry in the United States is comprised of a large number of small regional manufacturers and a few dominant manufacturers. The Company estimates that its Mexican foods operation has approximately a 1.5% share of the national tortilla market and less than a 1% share of the national tortilla chip market. On a national basis, the primary competitors are large chip and snack companies such as Frito Lay. During the Company’s fiscal year ended August 31, 2004, U.S. Foods accounted for 13% of Mexican foods’ net sales and Sysco accounted for 11% of net sales.

Summary Operating Results

      Summary operating results and identifiable assets for the Processed Grains and Foods business segment for the fiscal years ended August 31, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales*	$802,102	$491,931	$496,084
Other revenues	2,836	2,411	(1,209)

	804,938	494,342	494,875
Cost of goods sold	768,391	473,682	462,655
Marketing, general and administrative	31,811	29,715	31,813

Operating earnings (losses)	4,736	(9,055)	407
Interest	15,307	12,845	9,514
Equity income from investments	(29,966)	(26,056)	(41,331)

Income before income taxes	$19,395	$4,156	$32,224

Intersegment sales	$(1,363)	$(698)	$(560)

Total identifiable assets — August 31	$475,004	$498,872	$439,942

*	The 2004 net sales increase from 2003 and 2002 is primarily due to the additional crushing capacity of the Fairmont, Minnesota facility that began operation in the first fiscal quarter of 2004.

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

      To reduce the price change risks associated with holding fixed price commitments, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The crude oil and most of the grain and oilseed volume handled by the Company can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and various pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of inventory, such activities also limit the gain potential which otherwise could result from changes in market prices of inventory. The Company’s policy is to generally maintain hedged positions in grain. The Company’s profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. Hedging arrangements do not protect against nonperformance by counterparties to contracts, and therefore, contract values are reviewed and adjusted to reflect potential non-performance.

      When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange or broker. The amount of the deposit is set by the exchange and varies by commodity. If the market price of a short futures contract increases, then an additional maintenance margin deposit would be required. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required and sent to the applicable exchange. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins.

      At any one time, inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by senior management of the Company if operating areas are outside of position limits. A similar process is used in energy operations. The position limits are reviewed at least annually with the management of the Company. The Company monitors current market conditions and may expand or reduce its risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

EMPLOYEES

      At August 31, 2004, CHS had approximately 6,800 full, part-time and seasonal employees, which included approximately 560 employees of NCRA. Of that total, approximately 1,900 were employed in the Energy segment, 3,520 in the Country Operations and Services segment (including approximately 1,130 seasonal and temporary employees), 440 in the Grain Marketing segment, 710 in the Processed Grains and Foods segment and 230 in corporate and administrative functions. In addition to those employed directly by the Company, many employees work for the joint ventures in which the Company has an ownership interest, and are not included in these counts. All of the employees in the Agronomy segment and a portion of the Grain Marketing and Processed Grains and Foods segments are employed in this manner.

      Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana (183 employees), are represented by agreements with two unions (Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and Oil Basin Pipeliners Union (OBP)), for which agreements are in place through 2006 in regard to wages and benefits. The contracts covering the NCRA McPherson, Kansas refinery (260 employees in the PACE union) are also in place through 2006. There are approximately 165 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Production workers in grain marketing operations (142 employees) are represented by agreements with four unions, which expire at various times in 2005 and 2006. Finally, certain production workers in oilseed processing operations are subject to collective bargaining agreements with the American Federation of Grain Millers (120 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2006.

MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL

Introduction

      The Company is an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Patrons, and not the Company, are subject to income taxes on income from patronage sources. The Company is subject to income taxes on non-patronage-sourced income. See “— Tax Treatment” below.

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

      These distributions, referred to as “patronage dividends,” may be distributed in cash, patrons’ equities, revolving fund certificates, securities of the Company or others, or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). The Board of Directors may change the mix in the form of the patronage dividend in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable. Patronage dividends distributed during the years ended August 31, 2004, 2003 and 2002 were $95.2 million ($28.7 million in cash), $88.3 million ($26.5 million in cash) and $132.6 million ($40.1 million in cash), respectively.

Patrons’ Equities

      Patrons’ equities are in the form of a book entry and represent a right to receive cash or other property when redeemed by the Company. Patrons’ equities form part of the capital of the Company, do not bear interest and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. A new policy was adopted effective September 1, 2004, whereby redemptions of capital equity certificates approved by the Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals.

      Cash redemptions of patrons and other equities during the years ended August 31, 2004, 2003 and 2002 were $10.3 million, $31.1 million and $31.1 million, respectively. An additional $13.0 million of equities were redeemed by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock during the year ended August 31, 2004.

Governance

      The Company is managed by a Board of Directors of not less than 17 persons elected by the members at the Company’s annual meeting. Terms of directors are staggered so that no more than seven directors are elected in any year. The Board of Directors is currently comprised of 17 directors. The articles of incorporation and bylaws of the Company may be amended only upon approval of a majority of the votes cast at an annual or special meeting of the members, except for the higher vote described under “— Certain Antitakeover Measures” below.

Membership

      Membership in the Company is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. The Board of Directors may establish other qualifications for membership, as it may from time to time deem advisable.

      As a membership cooperative, the Company does not have common stock. The Company may issue equity or debt securities, on a patronage basis or otherwise, to its members. The Company has two classes of outstanding membership. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers and may be either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.

Voting Rights

      Voting rights arise by virtue of membership in the Company, not because of ownership of any equity or debt security. Members that are cooperative associations are entitled to vote based upon a formula that takes into account the equity held by the cooperative in the Company and the average amount of business done with the Company over the previous three years.

      Members who are individuals are entitled to one vote each. Individual members may exercise their voting power directly or through a patrons’ association associated with a grain elevator, feed mill, seed plant or any other Company facility (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

      Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “Certain Antitakeover Measures” below.

Debt and Equity Instruments

      The Company may issue debt and equity instruments to its current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital equity certificates issued by the Company are subject to a first lien in favor of the Company for all indebtedness of the holder to the Company. As of August 31, 2004, the Company’s outstanding capital included patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

Distribution of Assets Upon Dissolution; Merger and Consolidation

      In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, all debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of the preferred stock would then be entitled to receive out of available assets $25.00 per share plus all dividends accumulated and unpaid on that share, whether or not declared, to and including the date of distribution. This distribution to the holders of the preferred stock would be made before any payment is made or assets distributed to the holders of any security that ranks junior to the preferred stock but after the payment of the liquidation preference of any of securities that rank senior to the preferred stock. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage. The bylaws provide for the allocation among the members and nonmember patrons of the consideration received in any merger or consolidation to which the Company is a party.

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

      The approval of not less than two-thirds of the votes cast at a meeting is required to approve a “change of control” transaction which would include a merger, consolidation, liquidation, dissolution, or sale of all or substantially all of the Company’s assets. If the Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies.

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

      As a cooperative, the Company is not taxed on qualified patronage allocated to its members either in the form of equities or cash. Consequently, such amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified unit retains) are taxable to the Company when allocated. Upon redemption of any such non-qualified unit retains, the amount is deductible to the Company and taxable to the member.

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

Energy

      Facilities in the Company’s Energy business segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminal	Glenwood, Minnesota
Transportation terminals/ repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum & asphalt terminals/storage facilities	9 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Convenience stores/gas stations	33 locations in Iowa, Minnesota, Montana, North Dakota, South Dakota and Wyoming
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas

      The Company has a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk stations	40 locations located in Kansas and Oklahoma

Grain Marketing

      The Company owns or leases grain terminals used in the Grain Marketing business segment at the following locations:

Collins, Mississippi (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Minneapolis, Minnesota (owned, idle)
Myrtle Grove, Louisiana (owned)
St. Paul, Minnesota (leased)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)

Country Operations and Services

      In the Country Operations and Services business segment, the Company owns 289 agri-operations locations (of which some of the facilities are on leased land), 8 feed manufacturing facilities and 2 sunflower plants located in Minnesota, Nebraska, North Dakota, South Dakota, Montana, Washington, Oregon and Idaho.

Processed Grains and Foods

      Within the Processed Grains and Foods business segment, the Company owns and leases the following facilities:

Oilseed Processing

      The Company owns a campus in Mankato, Minnesota, comprised of a soybean crushing plant, an oilseed refinery, a soyflour plant, a quality control laboratory and an administration office. A soybean crushing plant in Fairmont, Minnesota became operational during the fiscal quarter ended November 30, 2003.

Wheat Milling

      The Company owns five flour milling facilities at the following locations, all of which are leased to Horizon Milling, LLC:

Rush City, Minnesota
Kenosha, Wisconsin
Houston, Texas
Mount Pocono, Pennsylvania
Fairmount, North Dakota

Foods

      The Company leases manufacturing facilities in New Brighton, Minnesota, Ft. Worth, Texas and Phoenix, Arizona. In addition, the Company owns two manufacturing facilities in Ft. Worth, Texas. The Company completed construction of a facility near Newton, North Carolina in 2003, which was originally to be used for manufacturing, but at this time the Company intends to sell or lease it. All facilities are related to the Company’s Mexican foods operations.

Corporate Headquarters

      The Company is headquartered in Inver Grove Heights, Minnesota. The Company owns a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space.

      The Company’s internet address is www.chsinc.com.

Item 3.	Legal Proceedings

      The Company is involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

      In October 2003, the Company and NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at the Company’s Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that the Company and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require the Company and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. The Company and NCRA anticipate that their aggregate capital expenditures related to these settlements will range from approximately $25.0 million to $30.0 million over the next seven years. Approximately 50 percent of the expenditures will be made over the first three years. The Company does not believe that the settlements will have a material adverse affect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company has approximately 48,100 members, of which approximately 1,100 are cooperative association members and approximately 47,000 are individual members. As a cooperative, the Company does not have any common equity that is traded.

      On August 31, 2004 the Company had 4,226,428 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ National Market under the symbol CHSCP.

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

      Other than the issuance of the New Shares, the Company has not sold any equity securities during the three years ended August 31, 2004 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

      The selected financial information below has been derived from the Company’s consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2004, 2003, and 2002 should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2004	2003	2002	2001	2000

	(dollars in thousands)
Income Statement Data:
Revenues:
Net sales	$10,909,333	$9,270,734	$7,156,454	$7,464,242	$8,248,413
Other revenues	141,303	122,578	107,351	117,378	102,965

	11,050,636	9,393,312	7,263,805	7,581,620	8,351,378
Cost of goods sold	10,604,245	9,060,555	6,940,050	7,177,135	8,051,057
Marketing, general and administrative	208,284	183,757	182,175	183,491	155,266

Operating earnings	238,107	149,000	141,580	220,994	145,055
Gain on sale of investment	(14,666)
Gain on legal settlements	(692)	(10,867)	(2,970)
Interest	51,625	48,675	42,455	61,436	57,566
Equity income from investments	(79,022)	(47,299)	(58,133)	(28,494)	(28,325)
Minority interests	33,830	21,950	15,390	35,098	24,546

Income before income taxes	247,032	136,541	144,838	152,954	91,268
Income taxes	25,700	12,700	18,700	(25,600)	3,880

Net income	$221,332	$123,841	$126,138	$178,554	$87,388

Balance Sheet Data (August 31):
Working capital	$493,440	$458,738	$249,115	$305,280	$214,223
Net property, plant and equipment	1,249,655	1,122,982	1,057,421	1,023,872	1,034,768
Total assets	4,031,292	3,807,968	3,481,727	3,057,319	3,172,680
Long-term debt, including current maturities	683,818	663,173	572,124	559,997	510,500
Total equities	1,628,086	1,481,711	1,289,638	1,261,153	1,164,426

      The selected financial statement information below has been derived from the Company’s five business segments, and Corporate and Other, for the fiscal years ended August 31, 2004, 2003 and 2002. The intercompany sales between segments were $1,154.8 million, $894.3 million and $753.3 million for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

Summary Financial Data By Business Segment

	Agronomy			Energy

	2004	2003	2002	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales				$4,028,248	$3,648,093	$2,657,689
Other revenues	$(15)	$(84)	$(89)	9,193	5,655	857

	(15)	(84)	(89)	4,037,441	3,653,748	2,658,546
Cost of goods sold				3,784,260	3,470,726	2,483,359
Marketing, general and administrative	8,482	8,138	8,957	66,493	63,740	66,731

Operating (losses) earnings	(8,497)	(8,222)	(9,046)	186,688	119,282	108,456
Gain on sale of investment				(14,666)
Interest	(352)	(974)	(1,403)	13,819	16,401	16,875
Equity (income) loss from investments	(35,725)	(20,773)	(13,425)	(1,399)	(1,353)	1,166
Minority interests				32,507	20,782	14,604

Income before income taxes	$27,580	$13,525	$5,782	$156,427	$83,452	$75,811

Intersegment sales				$(121,199)	$(94,209)	$(67,367)

Total identifiable assets — August 31	$327,448	$285,906	$242,015	$1,591,254	$1,449,652	$1,305,828

	Country Operations and Services			Grain Marketing

	2004	2003	2002	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales	$2,227,764	$1,885,825	$1,474,553	$5,006,029	$4,139,226	$3,281,469
Other revenues	94,381	84,206	83,361	28,710	25,676	22,399

	2,322,145	1,970,031	1,557,914	5,034,739	4,164,902	3,303,868
Cost of goods sold	2,199,700	1,876,811	1,474,392	5,006,704	4,133,677	3,272,985
Marketing, general and administrative	70,196	55,887	47,995	25,071	21,072	22,213

Operating earnings	52,249	37,333	35,527	2,964	10,153	8,670
Gain on legal settlements	(692)	(10,867)	(2,970)
Interest	16,019	14,975	13,851	5,874	4,738	4,807
Equity income (loss) from investments	(519)	(788)	(283)	(11,413)	1,673	(4,257)
Minority interests	1,323	1,168	786

Income before income taxes	$36,118	$32,845	$24,143	$8,503	$3,742	$8,120

Intersegment sales	$(987,145)	$(796,999)	$(615,853)	$(45,103)	$(2,435)	$(69,561)

Total identifiable assets — August 31	$862,645	$857,523	$799,711	$487,807	$450,415	$481,232

	Processed Grains and Foods			Corporate and Other

	2004	2003	2002	2004	2003	2002

	(dollars in thousands)
Revenues:
Net sales	$802,102	$491,931	$496,084
Other revenues	2,836	2,411	(1,209)	$6,198	$4,714	$2,032

	804,938	494,342	494,875	6,198	4,714	2,032
Cost of goods sold	760,918	473,682	462,655
Marketing, general and administrative	39,284	29,715	31,813	6,231	5,205	4,466

Operating earnings (losses)	4,736	(9,055)	407	(33)	(491)	(2,434)
Interest	15,307	12,845	9,514	958	690	(1,189)
Equity income from investments	(29,966)	(26,056)	(41,331)		(2)	(3)

Income (loss) before income taxes	$19,395	$4,156	$32,224	$(991)	$(1,179)	$(1,242)

Intersegment sales	$(1,363)	$(698)	$(560)

Total identifiable assets — August 31	$475,004	$498,872	$439,942	$287,134	$265,600	$212,999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussions of financial condition and results of operations should be read in conjunction with the accompanying audited financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-K.

      CHS Inc. (CHS or the Company) is a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, the Company is owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. The Company also has preferred stockholders that own shares of the Company’s 8% Cumulative Redeemable Preferred Stock.

      CHS buys commodities from and provides products and services to members and other customers on a global basis. The Company provides products and services ranging from grain marketing to food processing and operates petroleum refineries and pipelines. Through a broad range of working partnerships, CHS markets and distributes Cenex® brand energy products, along with agronomic inputs and feed to rural America.

      The Company has five distinct business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Together these business segments create vertical integration to link producers with consumers. The first two segments, Agronomy and Energy, produce and provide for the wholesale distribution of crop production inputs. The third segment, Country Operations and Services, serves as the Company-owned retailer of a portion of these crop inputs and also serves as the first handler of a significant portion of the crops marketed and processed by the Company. The fourth segment, Grain Marketing, purchases and resells grains and oilseeds originated by the Country Operations and Services segment, by member cooperatives and also by third parties. The fifth business segment, Processed Grains and Foods, converts grains and oilseeds into value-added products.

      Summary data for each of these segments for the fiscal years ended August 31, 2004, 2003 and 2002 is shown on prior pages. Except as otherwise specified, references to years indicate the CHS fiscal year ended August 31, 2004 or ended August 31 of the year referenced.

      Corporate administrative expenses are allocated to all five business segments based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred. A portion of these costs are allocated based on direct usage. Administrative expenses are allocated to all segments, including segments comprised solely of investments and joint ventures.

      Many of the Company’s business activities are highly seasonal and operating results will vary throughout the year. Overall, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and crop drying seasons.

      The Company’s revenue can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds and flour. Changes in market prices for commodities that the Company purchases without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond the Company’s control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

      While the Company’s sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which the Company holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein CHS records its proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. These investments principally include the Company’s 50% ownership in each of the following companies; Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO), United Harvest, LLC (United Harvest), Ventura Foods, LLC (Ventura Foods), and the 24% ownership in Horizon Milling, LLC (Horizon).

      Agriliance is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC, was initially owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, the Company’s indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as the Company’s ownership or governance interest. In April 2003, the Company acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, the Company purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. The Company now owns 50% of the economic and governance interests in Agriliance, and continues to account for this investment using the equity method of accounting.

      The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA). All significant intercompany accounts and transactions have been eliminated.

Results of Operations

Comparison of the Years Ended August 31, 2004 and 2003

      General. The Company recorded pretax earnings of $247.0 million in fiscal 2004 compared to $136.5 million in fiscal 2003, an increase of $110.5 million (81%). These results reflected increased pretax earnings in each of the business segments of the Company.

      The Agronomy segment generated pretax earnings of $27.6 million for the year ended August 31, 2004 compared to $13.5 million in the prior year. This increase in earnings of $14.1 million (104%) is primarily attributable to the acquisition of Farmland’s interests in Agriliance, as previously discussed, which represents $7.3 million of the increase in earnings, and improved Agriliance earnings from operations.

      The Energy segment generated pretax earnings of $156.4 million for the year ended August 31, 2004 compared with $83.5 million in the prior year. This increase in earnings of $72.9 million (87%) is primarily attributable to higher margins on refined fuels products, which resulted mainly from increased global demand. Earnings on lubricants, propane and transportation also improved compared to the previous year.

      The Country Operations and Services segment generated pretax earnings of $36.1 million for the year ended August 31, 2004 compared to $32.8 million in the prior year. This increase in earnings of $3.3 million (10%) resulted primarily from strong operating margins in energy, seed, agronomy and processed sunflower products. In addition, pretax earnings from commodity brokerage and insurance services improved by $0.9 million compared to the prior year. During 2004 and 2003, the Country Operations and Services segment recorded $0.7 million and $10.9 million of earnings, respectively, from the cash settlements of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      The Grain Marketing segment generated pretax earnings of $8.5 million for the year ended August 31, 2004 compared to $3.7 million in the prior year. This increase in earnings of $4.8 million (127%) includes improved earnings in the Company’s two exporting joint ventures, TEMCO and United Harvest. Short supplies created strong demands for wheat, corn and soybeans along with favorable ocean freight spreads from the Pacific Northwest to Asia contributed to the improved earnings for these two joint ventures. During the third quarter of fiscal 2004, the Company, along with several other international grain marketing companies, experienced contract issues with Chinese customers for soybeans. Because the value of soybeans had declined between the date of the contracts and the delivery date, certain Chinese customers indicated their intent of nonperformance on these contracts. At that time, based upon an assessment of the impact of default, the Company valued those contracts at $18.5 million less than current market value, which was recorded as an addition to cost of goods sold in May 2004. The Company has since reached resolution on most of those contracts and has established receivables for the expected proceeds. These expected proceeds approximate the valuation placed on the contracts on May 31, 2004, and therefore, there was no additional impact on the Company’s net income during the fourth quarter of fiscal 2004.

      The Processed Grains and Foods segment generated pretax earnings of $19.4 million for the year ended August 31, 2004 compared to $4.2 million in the prior year. This increase in earnings of $15.2 million was primarily the result of improved crushing and refining margins within the Company’s oilseed processing operations. A poor 2003 harvest of soybeans in the U.S. because of weather conditions coupled with strong export demand put soybeans in short supply which widened soybean meal and oil margins throughout most of fiscal 2004. Earnings from our wheat milling joint venture, Horizon Milling, improved $3.0 million in fiscal 2004 while results from Mexican foods declined $1.1 million. Our share of earnings from Ventura Foods, our packaged foods joint venture, increased $0.9 million compared to the prior year.

      Net Income. Consolidated net income for the year ended August 31, 2004 was $221.3 million compared to $123.8 million for the year ended August 31, 2003, which represents a $97.5 million (79%) increase.

      Net Sales. Consolidated net sales of $10.9 billion for the year ended August 31, 2004 compared to $9.3 billion for the year ended August 31, 2003, which represents a $1.6 billion (18%) increase.

      Energy net sales of $3.9 billion increased $353.2 million (10%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. During the years ended August 31, 2004 and 2003, the Energy segment recorded sales to the Country Operations and Services segment of $121.2 million and $94.2 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $353.2 million is comprised of an increase of $578.9 million related to price appreciation and a decrease in sales of $225.7 million because of lower sales volume, primary on refined fuels and propane products. On a more product-specific basis, the Company owns and operates two crude oil refineries from which it produces approximately 60% of the refined fuels products that it sells, the balance is purchased from other U.S. refiners and distributors. Refined fuels net sales increased $317.9 million (13%), of which $444.4 million was related to a net average price increase partially offset by a decrease of $126.5 million related to reduced volumes. The sales price of refined fuels increased $0.17 per gallon (18%) and volumes decreased 4% when comparing the year ended August 31, 2004 with the same period a year ago. Higher crude oil costs and global supply and demand forces contributed to the increase in refined fuels selling prices. The volume of refined fuels sales decreased primarily because of the non-renewal of a supply agreement with another refiner. Propane net sales increased by $33.1 million (7%), of which $84.6 million was related to a net average selling price change partially offset by a decrease of $51.5 million due to reduced volumes compared to the previous year. Propane prices increased $0.10 per gallon (18%) and sales volume decreased 9% in comparison of the same periods the prior year. Higher propane prices reflect lower industry stocks during the later part of 2003 as the result of a cold winter earlier in the calendar year. The lower sales volume for propane during the year ended August 31, 2004 is primarily reflective of a dry autumn which offered minimal opportunity for sales related to crop drying and a relatively warm early winter which reduced demand for home heating as compared to the same period in 2003.

      Company-wide grain and oilseed net sales of $5.3 billion increased $867.1 million (19%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. Sales to external customers by the Grain Marketing segment totaled $4,960.9 million and $4,136.8 million during the years ended August 31, 2004 and 2003, respectively. Grain sales of the Country Operations and Services segment to external customers during these same periods were $386.0 million and $343.0 million, respectively. Sales of grain between Country Operations and Services and Grain Marketing segments during these same periods were $1,032.2 million and $799.4 million, respectively. These intersegment sales are included for segment reporting purposes, but are eliminated on a consolidated basis. The net sales increase of $867.1 million is attributable to higher grain prices and increased volumes. during the year ended August 31, 2004 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.44 per bushel (11%), which contributed $480.8 million to the increase in net sales. Commodity prices in general increased due to a poor 2003 harvest in the U.S. because of weather conditions which caused a shortage of grains and oilseeds. The average market price per bushel of soybeans, corn and spring wheat were $2.34, $0.37 and $0.25 greater than the prices on those same grains as compared to the year ended August 31, 2003. Volumes increased 8% during the year ended August 31, 2004 compared with the same period of a year ago, and contributed $386.3 million to the increase. Wheat, corn and soybeans reflected the largest volume increases. Demand from Chinese customers increased international exports of soybeans.

      Country operations non-grain net sales of $854.6 million increased by $108.9 million (15%) during the year ended August 31, 2004 compared to the year ended August 31, 2003 primarily the result of increased average selling prices on energy, crop nutrients, seed and processed sunflower products. Overall, the average selling price on these products has increased compared to the previous year. In addition, volumes are up due to acquisitions.

      Processed Grains and Foods segment net sales of $800.7 million increased $309.5 million (63%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. Oilseed processing sales increased $313.4 million, of which $159.6 million was due to higher sales volumes, and $153.8 million was due to price appreciation. The average selling price of processed and refined oilseed products increased $76 per ton and $0.08 per pound, respectively, compared to the previous year. The volume increase is primarily due to the additional volumes from the crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004. The price increase is primarily related to overall global market conditions for soybean oil. Sales of Mexican foods products decreased $3.3 million compared to the year ended August 31, 2003.

      Other Revenues. Other revenues of $141.3 million increased $18.7 million (15%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. The majority of other revenue was generated within the Country Operations and Services and the Grain Marketing segments and derived primarily from services performed through the Country Operations and Services segment’s elevator and agri-service centers, including grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature; the Country Operations and Services segment’s financial services, and the Grain Marketing segment’s service activities at its export terminals for loading vessels. Services revenue within the Country Operations and Services segment increased $5.0 million compared to the previous year, primarily due to increased commissions on commodity hedging and insurance services as a result of increased market share and expanded services offerings and safety and loss credits. Grain marketing services revenues and delivery income increased by $4.5 million compared to the year ended August 31, 2003. The Energy segment received $2.1 million of sulfur allotment recovery for the sale of a portion of its sulfur credits. In addition, CHS received patronage refunds of $7.7 million during the year ended August 31, 2004, an increase of $4.5 million (137%) compared to the previous year. The increase in patronage refunds is primarily the result of a patronage distribution in one of the Company’s cooperative investments, which was related to gains on legal settlements and on the sale of a warehouse facility.

      Cost of Goods Sold. Cost of goods sold of $10.6 billion increased $1.5 billion (17%) during the year ended August 31, 2004 compared to the year ended August 31, 2003.

      The Energy segment net cost of goods sold increased by $286.5 million (8%) during the year ended August 31, 2004 compared to the same period of the prior year, primarily due to increased average costs, which was partially offset by reduced volumes. On a more product-specific basis, the average cost of refined fuels increased by $0.16 per gallon, which was partially offset by a 4% decrease in volumes compared to the year ended August 31, 2003. The average cost increase on refined fuels is reflective of higher input costs at the Company’s two crude oil refineries and higher average prices on the refined products that are purchased for resale compared to the year ended August 31, 2003. The average per unit cost of crude oil purchased for the two refineries increased 15% compared to the previous fiscal year end. The Company processes approximately 55,000 barrels of crude oil per day at its Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.11 per gallon, which was partially offset by a 9% decrease in volumes compared to the year ended August 31, 2003. Propane volumes were reduced due to a dry autumn and relatively warm early winter, which was partially offset by an average cost increase due to higher input costs compared to the year ended August 31, 2003.

      The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased $857.6 million (19%) compared to the year ended August 31, 2003, primarily the result of a $0.43 (11%) average cost per bushel increase and an 8% increase in volumes compared to the prior year. In addition to higher commodity prices, increased shipping costs and the $18.5 million net effect of the Chinese contract defaults described above contributed to this increase in cost of goods sold.

      Country operations non-grain cost of goods sold increased $105.5 million (13%) during the year ended August 31, 2004 compared to the year ended August 31, 2003, primarily due to an increased average cost per unit on energy products and crop nutrients, and additional volumes from acquisitions.

      The Processed Grains and Foods segment cost of goods sold increased by $294.0 million (62%) compared to the year ended August 31, 2003, which was primarily due to additional volumes of soybeans processed at the new crushing plant in Fairmont, Minnesota, and increased cost of raw materials in oilseed processing.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $208.3 million for the year ended August 31, 2004 increased by $24.5 million (13%) compared to the year ended August 31, 2003. The net increase includes additional expenses due to increased retiree benefit expenses of $4.9 million, higher healthcare costs and other employee related benefits and $5.4 million of additional bad debt expenses in the Country Operations and Services segment.

      Gain on Sale of Investment. During the year ended August 31, 2004, the Company recorded a gain of $14.7 million within the Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. NCRA exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $0.7 million and $10.9 million during the years ended August 31, 2004 and 2003, respectively, from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $51.6 million for the year ended August 31, 2004 increased by $3.0 million (6%) compared to the year ended August 31, 2003. The average level of short-term borrowings increased $93.2 million primarily due to financing higher working capital needs and was partially offset by an average short-term interest rate decrease of 0.4% during the year ended August 31, 2004 compared to the year ended August 31, 2003.

      Equity Income from Investments. Equity income from investments of $79.0 million for the year ended August 31, 2004 increased by $31.7 million (67%) compared to the year ended August 31, 2003. The Company records equity income or loss from the investments it owns 50% or less of its proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in the Company’s consolidated statements of operations. The increase in equity income from investments was primarily attributable to improved earnings from investments within the Company’s Agronomy segment of $15.0 million, Grain Marketing segment of $13.1 million and Processed Grain and Foods segment of $3.9 million.

      The Agronomy segment joint ventures generated increased earnings of $15.0 million. In April 2004, the Company finalized the purchase of additional ownership in Agriliance so that the Company now owns 50%, which accounts for $7.3 million of the increase. In addition, Agriliance recorded increased earnings from operations primarily in wholesale crop protection operations compared to the same period of a year ago. Agriliance recorded improved earnings on its crop protection products, which primarily consist of herbicides and pesticides, due to increased market share. However, the price of these products continues to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients, are down 20% over last year, which partially reduced Agriliance earnings. Consistently high and volatile domestic prices for crop nutrient products have created a competitive, global supply environment.

      The Grain Marketing segment recorded increased earnings of $13.1 million, primarily in two exporting joint ventures due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $6.8 million increase in equity income from the Company’s investment in TEMCO, a joint venture, which exports primarily corn and soybeans. Similar conditions contributed to a $5.2 million improvement in equity income from the Company’s wheat exporting investment in United Harvest.

      The Processed Grains and Foods segment showed increased earnings of $3.9 million, of which $3.0 million was from Horizon, a wheat milling joint venture, due to increased operating efficiencies and demand growth for whole-grain wheat products. Ventura Foods, an oilseed based products and packaged foods joint venture, recorded increased earnings of $0.9 million compared to the previous year.

      Minority Interests. Minority interests of $33.8 million for the year ended August 31, 2004 increased by $11.9 million (54%) compared to the year ended August 31, 2003. This increase was primarily a result of more profitable operations within the Company’s majority-owned subsidiaries compared to the prior year and the minority interest net effect of the gain on the sale of the NCRA investment. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary.

      Income Taxes. Income tax expense of $25.7 million for the year ended August 31, 2004 compares with $12.7 million for the year ended August 31, 2003, resulting in effective tax rates of 10.4% and 9.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2004 and 2003. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

      Energy net sales of $3.6 billion increased $963.6 million (37%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Sales for the year ended August 31, 2003 and 2002 were $3,648.1 million and $2,657.7 million, respectively. The Company eliminated all intersegment sales from the Energy segment to the Country Operations and Services segment of $94.2 million and $67.4 million for the years ended August 31, 2003 and 2002, respectively. Refined fuels net sales increased by $783.2 million, of which $418.0 million was related to a net average price change and $365.2 million was related to a net volume change. The sales price of refined fuels increased $0.18 per gallon and volume increased 17% compared to the year ended August 31, 2002. Refined fuels commodity prices increased due to global uncertainty in the energy markets brought on by the ensuing war and the Venezuela disruption. Propane net sales increased by $137.0 million, of which $75.9 million was related to a net volume change and $61.1 million was related to a net average price change. The average sales price of propane increased by $0.09 per gallon and volume increased by 19% compared to the year ended August 31, 2002. Domestic propane inventories were at extremely low levels coming out of the heating season, which supported a higher selling price. Refined fuels and propane volume increases were primarily a result of acquisitions, with the largest acquisition taking place in November 2001, when the Company purchased for $32.6 million, the wholesale energy business of Farmland Industries, Inc. (Farmland), as well as all interest in Country Energy, LLC a joint venture formerly with Farmland.

      Company-wide grain and oilseed net sales of $4.5 billion increased $1.0 billion (30%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. Sales to external customers by the Grain Marketing segment totaled $4,136.8 million and $3,211.9 million during the years ended August 31, 2003 and 2002, respectively. Grain sales of the Country Operations and Services segment to external customers during these same periods were $343.0 million and $246.2 million, respectively. Sales of grain between Country Operations and Services and Grain Marketing segments during these same periods were $799.4 million and $685.4 million, respectively. These intersegment sales are included for segment reporting purposes, but the Company eliminates all intersegment sales on a consolidated basis. The net increase in sales was primarily due to an increase of $0.93 (30%) per bushel in the average sales price of all grain and oilseed marketed by the Company while volumes remained essentially unchanged from the prior year. The net increase in company-wide grain and oilseed of $1.0 billion was primarily related to the price change due to stronger commodity prices and increased international soybean exports.

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

      Other Revenues. Other revenues of $122.6 million increased $15.2 million (14%) during the year ended August 31, 2003 compared to the year ended August 31, 2002. The most significant increases were within the Energy, Grain Marketing and Corporate and Other segments compared to the prior year. Patronage refunds received of $3.3 million during the year ended August 31, 2003, decreased $0.6 million (16%) compared to the year ended August 31, 2002, due to reduced patronage dividends from cooperatives.

      Cost of Goods Sold. Cost of goods sold of $9.1 billion increased $2.1 billion (31%) during the year ended August 31, 2003 compared to the year ended August 31, 2002.

      The Energy segment net cost of goods sold increased by $960.5 million (40%) during the year ended August 31, 2003 compared to the prior year, primarily due to refined fuels average cost increase of $778.1 million (46%), which consists of increased average cost of $0.18 per gallon and volume increases of 17% compared to the year ended August 31, 2002. In addition, the average cost of propane increased by $138.1 million (43%), of which the average cost increased by $0.10 per gallon and volumes increased by 19% compared to the prior year. Energy cost increases primarily related to the global effects of higher input costs and increased volumes primarily as a result of acquisitions.

      The cost of all grains and oilseed procured by the Company through its Grain Marketing and Country Operations and Services segments increased by $1.0 billion (30%) compared to the year ended August 31, 2002 primarily due to a $0.92 (30%) average cost per bushel increase while volumes remained essentially unchanged from the prior year. This increase in cost of goods sold was primarily the result of higher commodity prices and increased international exports.

      Country operations non-grain cost of goods sold increased by $129.1 million (12%) during the year ended August 31, 2003 compared to the prior year primarily due to a sunflower processing plant acquisition and increased average cost per unit on most farm supply products.

      Processed Grains and Foods segment cost of goods sold increased by $11.0 million (2%) compared to the year ended August 31, 2002. Oilseed processing and refining cost of goods sold increased $94.6 million, primarily due to the increased cost of raw materials related to oilseed refining of $0.07 per bushel. This increase was partially offset by decreased cost of goods sold of $89.7 million related to the formation of Horizon Milling, as previously discussed.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $183.8 million for the year ended August 31, 2003 increased by $1.6 million (1%) compared to the year ended August 31, 2002. The net increase is primarily due to additional expenses within the Country Operations and Services segment primarily due to a sunflower plant acquisition.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $10.9 million and $3.0 million during the years ended August 31, 2003 and 2002, respectively, from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $48.7 million for the year ended August 31, 2003 increased by $6.2 million (15%) compared to the year ended August 31, 2002. The average level of short-term borrowings increased $88.1 million primarily due to financing higher working capital needs, which was partially offset by an average short-term interest rate decrease of 0.4% during the year ended August 31, 2003 compared to August 31, 2002. Long-term debt borrowings increased due to an additional $175.0 million of private placement debt that was issued in October 2002.

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

      Income Taxes. Income tax expense of $12.7 million for the year ended August 31, 2003 compares with $18.7 million for the year ended August 31, 2002, resulting in effective tax rates of 9.3% and 12.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2003 and 2002. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

      On August 31, 2004, the Company had working capital, defined as current assets less current liabilities, of $493.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0 compared to working capital of $458.7 million and a current ratio of 1.3 to 1.0 on August 31, 2003. Working capital increased during fiscal 2004 by $34.7 million despite capital expenditures of $245.1 million, primarily because of strong earnings and the addition of $30.0 million in long-term debt during this period.

      During May 2004, the Company renewed and expanded its committed lines of revolving credit which are used primarily to finance inventories and receivables. The previously established credit lines consisted of a $600 million 364-day revolver and a $100 million three-year revolver. The new committed credit facilities consist of a $750 million 364-day revolver and $150 million three-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. The terms of the new credit facilities are essentially the same as the terms for the credit facilities they replace. On August 31, 2004, $115.0 million was outstanding on these lines of credit. In September 2004, the Company borrowed $125.0 million from a group of insurance companies on a long-term basis and used the proceeds to pay down the revolving lines of credit. The Company’s management believes there is adequate liquidity to cover any increase in net operating assets and liabilities in the forseeable future.

Cash Flows from Operations

      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the cautionary statement at the beginning of Part I, Item 1 of this Form 10-K, and may affect net operating assets and liabilities, and liquidity.

      Cash flows provided by operating activities were $333.3 million and $216.5 million for the years ended August 31, 2004 and 2003, respectively. Cash used in operating activities was $35.9 million for the year ended August 31, 2002. Volatility in cash flows from operations between fiscal 2004 and 2003 is primarily the result of increased earnings of $97.5 million (79%) during fiscal 2004 compared to 2003, as well as a decrease in net operating assets and liabilities as a result of decreased grain and oilseed inventories. Volatility in cash flows from operations between fiscal 2003 and 2002 is primarily the result of changing grain prices.

      Operating activities of the Company provided net cash of $333.3 million during the year ended August 31, 2004. Net income of $221.3 million, net non-cash expenses of $54.0 million, and a decrease in net operating assets and liabilities of $58.0 million, provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $108.4 million and minority interests of $33.8 million, which were partially offset by income from equity investments of $79.0 million and a pretax gain on the sale of an investment of $14.7 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in grain and oilseed inventories of 25.7 million bushels (63%) in the Country Operations and Services segment, and 5.2 million bushels (14%) in the Grain Marketing segment.

      Operating activities of the Company provided net cash of $216.5 million during the year ended August 31, 2003. Net income of $123.8 million and net non-cash expenses of $98.0 million were partially offset by a small increase in net operating assets and liabilities of $5.3 million. The primary components of net non-cash expenses included depreciation and amortization of $111.3 million and minority interests of $22.0 million, which were partially offset by income from equity investments of $47.3 million. Grain and oilseed prices on August 31, 2003 remained at the approximate levels prevailing on August 31, 2002, as market conditions were similar at the end of both fiscal years. Consequently, net operating assets and liabilities at August 31, 2003 changed only slightly compared with those at the prior year-end.

      Operating activities of the Company used net cash of $35.9 million during the year ended August 31, 2002. Net income of $126.1 million and net non-cash expenses of $62.4 million were offset by an increase in net operating assets and liabilities of $224.4 million. The primary components of net non-cash expenses included depreciation and amortization of $104.0 million and minority interests of $15.4 million, which were partially offset by income from equity investments of $58.1 million. The increase in net operating assets and liabilities was caused primarily by increases in the prices of the three primary grain commodities handled by the Company. Grain and oilseed prices increased considerably at the end of fiscal 2002 in response to drought conditions in parts of the grain production area, which reduced overall market supply and resulted in an increase in grain and oilseed inventory values of $155.6 million compared to that same inventory category of the prior year. The market price of spring wheat, soybeans and corn was higher on August 31, 2002 by $2.15 per bushel (70%), $1.15 per bushel (24%) and $0.45 per bushel (21%), respectively, than at the end of the prior fiscal year. These increases in grain prices also had the affect of increasing hedging margin deposits, which are carried in other current assets, and receivables. These and other less significant factors increased net operating assets and liabilities by $224.4 million and was the largest use of cash from operations. A major part of this increase in net operating assets and liabilities was financed with short-term notes payable. Because the change in short-term notes payable is shown in cash flows from financing activities, this source of cash does not offset the corresponding use of cash as part of the cash flows from operating activities in the Consolidated Statements of Cash Flows.

      The Company expects its net operating assets and liabilities to remain relatively constant with the levels on August 31, 2004 through most of the first quarter of fiscal 2005. Grain prices have not changed materially during the first two months of fiscal 2005, and harvest for several commodities have been delayed due to wet weather conditions. Production forecasts indicate normal to above normal volumes for most commodities. Anticipation of adequate supply has had the affect of producing grain prices that are generally lower than the prices of a year ago. Although crude oil prices are at a near historical high, related inventories and receivables are turned in a relatively short period, thus mitigating the effect on operating assets and liabilities.

Cash Flows from Investing Activities

      For the years ended August 31, 2004, 2003 and 2002, the net cash flows used in the Company’s investing activities totaled $181.3 million, $173.3 million and $147.6 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $245.1 million, $175.7 million and $140.2 million for the years ended August 31, 2004, 2003 and 2002, respectively. These acquisitions of property, plant and equipment included $8.5 million and $6.6 million acquired as part of business acquisitions during the years ended August 31, 2003 and 2002, respectively. Capital expenditures during the year ended August 31, 2003 included $46.0 million for the construction of an oilseed processing facility in Fairmont, Minnesota. The Fairmont facility was essentially complete and operational during the first quarter of fiscal 2004. Also during the first quarter of fiscal 2004, the Company entered into a sale-leaseback transaction for the Fairmont facility equipment and received cash proceeds of $19.8 million from the sale. For the year ending August 31, 2005, the Company expects to spend approximately $313.9 million for the acquisition of property, plant and equipment. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for the Company’s Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $49.2 million has been spent at the Laurel refinery and $131.0 million has been spent by NCRA at the McPherson refinery as of August 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      In October 2003, the Company and NCRA reached agreement with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at the Company’s Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that the Company and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require the Company and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. The Company and NCRA anticipate that their aggregate capital expenditures related to these settlements will total approximately $25.0 million to $30.0 million over the next seven years. Approximately 50 percent of the expenditures will be made over the first three years. The Company does not believe that the settlements will have a material adverse affect on the Company.

      Investments made during the years ended August 31, 2004, 2003 and 2002 totaled $49.8 million, $43.5 million and $6.2 million, respectively. During the year ended August 31, 2004 the Company purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million, as previously discussed. During the year ended August 31, 2003, the Company purchased an additional 13.1% economic interest of the crop protection business of Agriliance for cash payment of $34.3 million, as previously discussed. Also during the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.

      Acquisitions of intangibles were $0.8 million, and $29.5 million for the years ended August 31, 2003 and 2002, respectively. During the year ended August 31, 2002, $26.4 million of the acquisitions of intangibles were related to the purchase of Farmland’s interest in its wholesale energy business, as previously discussed, and represented trademarks, tradenames and non-compete agreements.

      Net working capital acquired in business acquisitions was $13.0 million and $5.8 million, respectively, during the years ended August 31, 2003 and 2002.

      During the years ended August 31, 2004, 2003 and 2002, the changes in notes receivable resulted in decreases in cash flows of $6.9 million, $6.6 million and $22.0 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.

      Distributions to minority owners for the years ended August 31, 2004, 2003 and 2002 were $15.9 million, $4.4 million and $7.4 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members have decreased as a percent of earnings in 2004, 2003 and 2002 when compared to prior years, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $34.5 million, $26.9 million and $20.2 million for the years ended August 31,

2004, 2003 and 2002, respectively. During the year ended August 31, 2004, proceeds of $19.8 million were from a sale-leaseback transaction, as previously discussed. During the year ended August 31, 2003, proceeds were primarily from disposals of propane plants and non-strategic locations in the Energy segment, sales of equipment and non-strategic agri-operations locations in the Country Operations and Services segment, and sales of wheat milling equipment. During the year ended August 31, 2002, proceeds were primarily from the disposal of propane plants in the Energy segment and of non-strategic agri-operations locations in the Country Operations and Services segment. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $74.6 million, $44.4 million and $44.0 million for the years ended August 31, 2004, 2003 and 2002, respectively. During the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline as previously discussed, and subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a pre-tax gain on the sale of $14.7 million.

Cash Flows from Financing Activities

      The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2004, the Company renewed and expanded its committed lines of revolving credit. The previously established credit lines consisted of a $600.0 million 364-day revolver and a $100.0 million three-year revolver. The new committed credit facilities consist of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The terms of the new credit facilities are essentially the same as the terms of the credit facilities they replaced. In addition to these lines of credit, the Company has a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On August 31, 2004 and 2003, the Company had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $116.1 million and $251.1 million, respectively. On August 31, 2004 interest rates on these facilities ranged from 2.01% to 2.23%. In October 2002, $175.0 million received from private placement proceeds was used to pay down the Company’s 364-day credit facility. In January 2003, $83.0 million of proceeds received from the issuance of the Company’s preferred stock (net of brokers commissions of $3.2 million), was also used to pay down the 364-day credit facility.

      In June 1998, the Company established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. The Company had a previous outstanding balance on this facility of $75.0 million on August 31, 2002, of which repayments of $75.0 million were made during the year ended August 31, 2003.

      The Company finances its long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, the Company established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to the Company, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $131.2 million and $137.8 million on August 31, 2004 and 2003, respectively. Interest rates on August 31, 2004 ranged from 2.27% to 7.13%. Repayments of $6.6 million were made on this facility during each of the three years ended August 31, 2004, 2003 and 2002.

      Also in June 1998, the Company completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

      In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011.

      In October 2002, the Company completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

      In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, as previously discussed. In April 2004, the Company borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011.

      Subsequent to the year ended August 31, 2004 (September 21, 2004), the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the fiscal years 2011 through 2015.

      The Company, through NCRA, had revolving term loans outstanding of $12.0 million and $15.0 million for the years ended August 31, 2004 and 2003, respectively. Interest rates on August 31, 2004 ranged from 6.48% to 6.99%. Repayments of $3.0 million were made during each of the three years ended August 31, 2004, 2003 and 2002.

      On August 31, 2004, the Company had total long-term debt outstanding of $683.8 million, of which $155.8 million was bank financing, $510.0 million was private placement debt and $18.0 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2003, the Company had long-term debt outstanding of $663.2 million. The Company’s long-term debt is unsecured except for other notes and contracts in the amount of $10.0 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. The Company was in compliance with all debt covenants and restrictions as of August 31, 2004. The aggregate amount of long-term debt payable as of August 31, 2004 was as follows (dollars in thousands):

2005	$35,117
2006	35,582
2007	60,122
2008	98,626
2009	117,285
Thereafter	337,086

$683,818

      During the years ended August 31, 2004, 2003 and 2002, the Company borrowed on a long-term basis $35.5 million, $175.0 million and $30.0 million, respectively, and during the same periods repaid long-term debt of $15.3 million, $89.5 million and $18.0 million, respectively.

      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2003 were primarily distributed during the second quarter of the year ended August 31, 2004. The cash portion of this distribution deemed by the Board of Directors to be 30% was $28.7 million. During the years ended

August 31, 2003 and 2002, the Company distributed cash patronage of $26.5 million and $40.1 million, respectively.

      Cash patronage for the year ended August 31, 2004, deemed by the Board of Directors to be 30% and to be distributed in fiscal year 2005, is expected to be approximately $50.1 million and is classified as a current liability on the August 31, 2004 consolidated balance sheet.

      Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who will participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals. For the years ended August 31, 2004, 2003 and 2002, the Company redeemed in cash, patronage related equities in accordance with authorization from the Board of Directors in the amounts of $10.3 million, $31.1 million and $31.1 million, respectively. An additional $13.0 million of capital equity certificates were redeemed in fiscal 2004, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price per share of the stock on the NASDAQ National Market on March 2, 2004. On August 31, 2004, the Company had 4,226,428 shares of the New Preferred outstanding with a total redemption value of approximately $105.7 million, excluding accumulated dividends.

      The Company expects cash redemptions related to the year ended August 31, 2004, to be distributed in fiscal year 2005, to be approximately $32.1 million and are classified as a current liability on the August 31, 2004 consolidated balance sheet. The Company expects to redeem an additional $20.0 million of capital equity certificates in fiscal year 2005 by issuing shares of the Company’s New Preferred.

      In 2001 and 2002 the Company issued 9,454,874 shares of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for gross proceeds of $86.3 million (3,450,000 shares). The New Preferred is listed on the NASDAQ National Market. Expenses related to the issuance of the New Preferred were $3.8 million.

      On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was 7,452,439 shares, and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share.

      The New Preferred accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

Off Balance Sheet Financing Arrangements

Lease Commitments:

      The Company has commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2004, 2003 and 2002, was $35.3 million, $31.7 million and $30.7 million, respectively.

      Minimum future lease payments required under noncancellable operating leases as of August 31, 2004, were as follows:

Total

(Dollars in millions)
2005	$30.4
2006	24.5
2007	20.0
2008	16.6
2009	12.0
Thereafter	19.3

Total minimum future lease payments	$122.8

Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $32.0 million was outstanding on August 31, 2004. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2004.

Debt:

      There is no material off balance sheet debt.

Contractual Obligations

      The Company had certain contractual obligations at August 31, 2004, which require the following payments to be made:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(dollars in thousands)
Notes payable *	$116,115	$116,115
Long-term debt *	683,818	35,117	$95,704	$215,911	$337,086
Operating leases	122,795	30,422	44,518	28,605	19,250
Purchase obligations **	1,461,168	1,231,274	221,669	1,245	6,980
Other liabilities ***	29,770		19,592	8,416	1,762

Total obligations	$2,413,666	$1,412,928	$381,483	$254,177	$365,078

*	Included on the consolidated balance sheet.
**	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum, or variable price provisions; and timing of the transactions. Of the total purchase obligations $773.9 million is included in accounts payable and accrued expenses on the consolidated balance sheet.
***	Other liabilities includes deferred compensation, deferred income taxes, accrued turnaround and contractual redemptions, and is included on the consolidated balance sheet. Of the total other liabilities on the consolidated balance sheet of $148.5 million, the timing of the payments of $118.8 million of such liabilities cannot be determined.

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

Allowances for Doubtful Accounts

      The allowances for doubtful accounts are maintained at a level considered appropriate by management based on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic, market and other conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the Company’s customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

Inventory Valuation and Reserves

      Grain, processed grains, oilseed and processed oilseeds are stated at net realizable values, which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt), are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out

(FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories or the adequacy of reserves are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

      The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. The Company does not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company’s assessment of its exposure from expected price fluctuations. The Company also manages its risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts, and therefore, contract values are reviewed and adjusted to reflect potential nonperformance.

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

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have a material effect on the Company.

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company has adopted the interim and annual disclosure provisions of this Statement during the current fiscal year.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. Adoption of this standard did not have an effect on the Company.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the Act) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net current periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance to resolve various uncertainties related to this legislation. The Company’s measures of APBO and net periodic postretirement benefit costs, as of and for the year ended August 31, 2004, do not reflect the effects of the Act as permitted by the FSP.

      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,”’ which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The Company is still evaluating the potential impact of the adoption of EITF 03-1.

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

      Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed-price contracts are recognized in cost of goods sold for financial reporting using market-based prices. Inventories and fixed-price contracts are marked to fair value using market-based prices so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed priced contracts during the same accounting period.

      Unrealized gains and losses on futures contracts and options used as economic hedges of energy inventories and fixed-price contracts are recognized in cost of goods sold for financial reporting using market-based prices. The inventories hedged with these derivatives are valued at the lower of cost or fair value, and the fixed-price contracts are marked to fair value using market-based prices. Certain fixed-price contracts related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

      A 10% adverse change in market prices would not materially affect the Company’s results of operations, financial position or liquidity, since the Company’s operations have effective economic hedging requirements as a general business practice.

Interest Rate Risk

      The Company manages interest expense using a mix of fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables, is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2004, was approximately 6.4%; a 10% adverse change in market rates would not materially affect the Company’s results of operations, financial position or liquidity.

      In fiscal years 2002 and 2004, the Company entered into interest rate treasury lock instruments to secure the interest rates related to a portion of its private placement debts issued on October 18, 2002, and September 21, 2004. These instruments were designated and are effective as cash flow hedges for accounting purposes, and accordingly, the net loss on settlements were recorded as a component of other comprehensive income. Interest expense for the years ended August 31, 2004 and 2003, includes $0.9 million and $0.7 million, respectively, related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk

      The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations in Brazil and some purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2004 and in prior years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Item 8.	Financial Statements and Supplementary Data

      The financial statements listed in 15(a)(1) are set forth beginning on page F-1. Supplementary financial information required by Item 302 of Regulation S-K for the years ended August 31, 2004 and 2003 is presented below. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

		2004
	November 30,
	2003	February 28	May 31	August 31

	(unaudited)
	(dollars in thousands)
Net sales	$2,489,344	$2,654,596	$2,817,529	$2,947,864
Total revenues	2,522,377	2,689,007	2,860,730	2,978,522
Gross profit	107,847	60,908	126,495	151,141
Net income	50,739	8,511	81,389	80,693

		2003
	November 30,
	2002	February 28	May 31	August 31

	(unaudited)
	(dollars in thousands)
Net sales	$2,400,596	$2,328,154	$2,220,455	$2,321,529
Total revenues	2,435,851	2,353,845	2,250,877	2,352,739
Gross profit	97,292	52,409	98,410	84,646
Net income (loss)	40,356	(4,100)	52,173	35,412

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

      During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

      The table below lists the directors of the Company as of August 31, 2004.

		Director
Name and Address	Age	District	Since

Bruce Anderson	52	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Robert Bass	50	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	55	6	2002
16425 Herigstad Road NE Silverton, Oregon 97381
Dennis Carlson	43	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	52	1	1990
2153 — 330th St North Minneota, MN 56264-1880
Robert Elliott	54	8	1996
324 Hillcrest Alliance, NE 69301
Steve Fritel	49	3	2003
2851 77th Street NE Barton, ND 58384
Robert Grabarski	55	5	1999
1770 Highway 21 Arkdale, WI 54613
Jerry Hasnedl	58	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754-9776
Glen Keppy	57	7	1999
21316 — 155th Avenue Davenport, IA 52804
James Kile	56	6	1992
508 W. Bell Lane St. John, WA 99171
Randy Knecht	54	4	2001
40193 — 112th Street Houghton, SD 57449
Michael Mulcahey	56	1	2003
8109 360th Avenue Waseca, MN 56093
Richard Owen	50	2	1999
PO Box 129 Geraldine, MT 59446

		Director
Name and Address	Age	District	Since

Duane Stenzel	58	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	42	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219
Merlin Van Walleghen	68	4	1993
24106 — 408th Avenue Letcher, SD 57359-6021

      Bruce Anderson, assistant secretary-treasurer (1995): Served four years in the North Dakota House of Representatives, former board member with North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Vice chairman of the North Dakota Agricultural Products Utilization Commission. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

      Robert Bass, first vice chairman (1994): Chairman of board audit committee. Also director of Wisconsin Federation of Cooperatives, plus Co-op Country Partners, Baraboo, Wis., for 15 years, seven as president. Graduate of the Madison Area Technical College Farm Training Program and holds a B.S. degree in agricultural and extension education from the University of Wisconsin–Madison. Former high school vocational agricultural teacher. Operates a 500-acre dairy and feed grain farm near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

      David Bielenberg (2002): Director of Wilco Farmers Cooperative of Mt. Angel, Ore., since 1989, including five years as chairman. Chair of the East Valley Water District, member of American Society of Agricultural Engineers and Oregon Wheat Growers League. Holds a B.S. degree in Agricultural Engineering from Oregon State University and is a graduate of the Texas A&M University executive program for agricultural producers. Operates a diversified vegetable, fruit and horticultural farm near Silverton, Ore. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

      Dennis Carlson (2001): Chairman, Farmers Union Oil Co. of Bismarck/ Mandan, N.D., serving since 1989. Operates a diversified wheat, sunflower and cow-calf operation near Mandan. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

      Curt Eischens (1990): Has served as director of Farmers Co-op Association, Canby, Minn. for nine years, eight as board chairman. Chair of the Minnesota Association of Cooperatives, member of Minnesota Soybean Association, Minnesota Corn Growers, Minnesota Farmers Union, Minnesota FFA Alumni Association and National FFA Alumni Association. Graduate of the Canby Area Technical College Farm Management Program. Operates a corn and soybean farm near Canby. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

      Robert Elliott (1996): Served on the boards of Western Cooperative Alliance and New Alliance Bean and Grain Company. Past president of Nebraska Wheat Growers Association and president of Hemingford Scholarship Foundation. Holds B.S. and M.S. degrees in agriculture from California Polytechnic University. Raises 6,000 acres of wheat, corn, dry beans, sugar beets and sunflowers. Mr. Elliott’s principal occupation has been farming for the last five years or longer.

      Steve Fritel (2003): Served more that two decades on the board of Rugby (N.D.) Farmers Union Elevator and nearly five years on the former CHS Wheat Milling Defined Member Board. Currently director of North Central Experiment Station Board of Visitors. Past member of the Adult Farm and Ranch Business Management Advisory Board. Raises 2,700 acres of cash grain, including spring wheat, barley, canola and soybeans, near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

      Robert Grabarski (1999): Previously chairman of Wisconsin River Cooperative, Adams and Mauston, Wis., and first vice chairman of Alto Cooperative Creamery, Waupun, Wis. Active in many civic organizations, including the Adams Volunteer Fire District. Graduate of the University of Wisconsin agriculture industry short-course. Operates a 1,100-acre dairy and crop farm, milking 100 registered Holsteins, near Arkdale, Wis. Mr. Grabarski’s principal occupation has been farming for the last five years or longer.

      Jerry Hasnedl (1995): Serves on boards for the Minnesota Association of Cooperatives and Minnesota Barley Growers. Chair of the former CHS Wheat Milling Defined Member Board and was director for Northwest Grain. Raises wheat, barley, corn, soybeans, canola, sunflowers and alfalfa near St. Hilaire, Minn. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

      Glen Keppy (1999): Chairman of advisory committee for Clean Water Foundation and executive committee of the U.S. Meat Export Federation. Has been a director of the Iowa Pork Producers Association, National Pork Producers Association and Federal Reserve Bank Ag Committee. Graduate of University of Wisconsin–Platteville with a degree in technical agriculture. Operates a farrow-to-finish hog farm and raises 1,000 acres of corn, soybeans, oats and alfalfa near Davenport, Iowa. Mr. Keppy’s principal occupation has been farming for the last five years or longer.

      James Kile, second vice chairman (1992): Served 18 years, including 10 as chairman, on the board of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and Idaho Cooperative Council. Holds a degree in agricultural economics from Washington State University. Employed in banking before returning to St. John to operate a dryland wheat and barley farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.

      Randy Knecht (2001): Director for eight years and current chairman of Four Seasons Cooperative, Britton, S.D., chairman of Northern Electric Cooperative board and director for Dakota Value Capture Cooperative, Pierre, S.D. Holds a B.S. degree in agriculture from South Dakota State University. Maintains a 450-head cow-calf operation and raises 4,000 acres of corn, soybeans, wheat and alfalfa near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

      Michael Mulcahey (2003): Chairman of Southern Valley Cooperative for eight years and current chairman of Crystal Valley Co-op, Mankato, Minn. Former director for South Central Federated Feeds. Raises 1,200 acres of corn and soybeans, and finishes about 300 beef cattle near Waseca, Minn. Mr. Mulcahey’s principal occupation has been farming for the last five years or longer.

      Richard Owen (1999): Serves on boards of Montana Council of Cooperatives, Mountain View, LLC, and Cooperative Development Center. President of Montana Cooperative Development Center, Inc. Former secretary and president of Equity Co-op Association of Geraldine, Mont., and past secretary of Central Montana Cooperative of Geraldine and Denton. Holds bachelor’s degree in agriculture from Montana State University. Operates a grain farm near Geraldine. Mr. Owens’s principal occupation has been farming for the last five years or longer.

      Duane Stenzel (1993): Member of WFS, St. James, Minn., and Wells (Minn.) Farmers Elevator, where he served as board president and secretary. Previously chair of former CHS Oilseed Processing and Refining Defined Member Board. Raises 710 acres of soybeans, sweet corn and corn near Wells. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

      Michael Toelle, chairman (elected in 1992; chairman since 2002): Served 15 years as director of Country Partners Cooperative, Browns Valley, Minn., including 10 years as chairman. Holds a B.S. degree in industrial technology from Moorhead State University. Operates a grain, hog and beef farm near Browns Valley. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

      Merlin Van Walleghen, secretary-treasurer (1993): Previously director of Farmers Co-op Elevator Association of Mitchell, Letcher and Alexandria, S.D., including 10 years as president. Served nine years on the South Dakota Association of Cooperatives board, seven as president. Member of Heartland Consumer Power District board, former Butler Township supervisor, past board member of Farmers Home

Administration, and former advisory board member for Mitchell Vocational Technical Institute. Operates a corn and soybean farm near Letcher. Mr. Van Walleghen’s principal occupation has been farming for the last five years or longer.

      Elections are for three-year terms and are open to any eligible candidate. To be eligible, a candidate must meet all of the following qualifications:

•	At the time of the election, the individual must be less than the age of 68.

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding any full-time employee of the Company or of a Cooperative Association Member.

•	The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of this cooperative.

      The following positions on the Board of Directors will be elected at the 2004 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Michael Toelle
Region 3 (North Dakota)	Dennis Carlson
Region 4 (South Dakota)	Randy Knecht
Region 5 (Connecticut, Indiana, Illinois, Kentucky, Michigan, Ohio, Wisconsin)	Robert Bass

EXECUTIVE OFFICERS

      The table below lists the executive officers of the Company as of August 31, 2004. Officers are appointed annually by, the Board of Directors.

Name	Age	Position

John D. Johnson	56	President and Chief Executive Officer
Patrick Kluempke	56	Executive Vice President — Corporate Planning and Administration
Thomas D. Larson	56	Executive Vice President — Member and Public Affairs
Mark Palmquist	47	Executive Vice President/Chief Operating Officer — Grains and Foods
John Schmitz	54	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	57	Executive Vice President/Chief Operating Officer — Crop Inputs

      John D. Johnson, President and Chief Executive Officer, was born in Rhame, North Dakota, and grew up in Spearfish, South Dakota. He earned a degree in business administration and a minor in economics from Black Hills State University. In 1976, he joined Harvest States Cooperatives as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, Director of Sales and Marketing and then General Manager of GTA Feeds. In 1992, he was elected Group Vice President of Farm Marketing and Supply for Harvest States Cooperatives and was selected President and CEO in January 1995. Mr. Johnson became President and General Manager of CHS Inc. upon its creation June 1,

1998 and was named President and Chief Executive Officer on June 1, 2000. Mr. Johnson serves on CF Industries, Inc., as chairman and Gold Kist Inc. boards of directors.

      Patrick Kluempke, Executive Vice President of Corporate Planning and Administration, was raised on a family dairy farm in central Minnesota, and received a Bachelor of Science degree in Finance and Accounting from St. Cloud University and the University of Minnesota. Mr. Kluempke served in the United States Army in South Vietnam and South Korea, as Aide to General J. Guthrie. He began his agribusiness career in grain procurement and merchandising at General Mills and later with Louis Dreyfus Corporation in export marketing. Mr. Kluempke joined the predecessor to CHS when G.T.A. merged with North Pacific Grain Growers, in 1983, to form Harvest States Cooperatives and has held various positions in the commodity marketing division and at the corporate level. He was named to the position of Senior Vice President of Corporate Planning and Business Development in 1993 and held that position until 2000 when he was named to his current position. Mr. Kluempke serves on the board of Ventura Foods, LLC.

      Thomas D. Larson is Executive Vice President, Member and Public Affairs at CHS. After growing up on a 480-acre crop and hog farm near Slayton, Minnesota, he earned a Bachelor’s degree in Agriculture Education from South Dakota State University. After working as a vo-ag teacher, he took an agronomy sales position with Cenex, Inc. and later managed the local cooperative at Hoffman, Minnesota, for two years. Mr. Larson returned to the regional cooperative in 1978 and held positions in marketing and planning. He moved to agronomy in 1987 and became director of agronomy services for Cenex/ Land O’Lakes Agronomy Company in 1988. He was later named Vice President of agronomy services until 1996 when he became Vice President of Cenex Supply and Marketing, which included overseeing the operations of more than two dozen Cenex-owned agricultural supply outlets. Mr. Larson was named to his current position in January 1999. He oversees the public affairs area of the Company, which includes communications, corporate giving, meetings and travel and governmental affairs, including the Washington, D.C. office. He is active in the FFA organization and is a recipient of its Honorary American Degree.

      Mark Palmquist is the Executive Vice President and Chief Operating Officer of Grains and Foods. He is responsible for all related areas of grains including country operations, terminal operations, exports, logistics, transportation and grain marketing joint ventures. He is also responsible for the operations of wheat milling, oilseed processing and refining, and food manufacturing and packaging. Mr. Palmquist has worked for CHS for 25 years. Starting as a grain buyer and moving into merchandising, he has traded many different commodities including corn, soybeans and spring wheat. In 1990, he assumed the role of Vice President and director of grain marketing and then in 1993, was promoted to Senior Vice President, which he held until 2000 when he was named to his current position. Mr. Palmquist attended Gustavus Adolphus College in St. Peter, Minnesota, graduating in 1979. He also attended the Master of Business Administration program at the University of Minnesota. Mr. Palmquist serves as a board of director on Ventura Foods, LLC and National Cooperative Refinery Association.

      John Schmitz is the Executive Vice President and Chief Financial Officer of the Company. Mr. Schmitz joined Harvest States Cooperatives in 1974 as Corporate Accountant and has held a number of accounting and finance positions within the Company, including divisional controller positions in country services, farm marketing & supply and grain marketing. In 1986, he was named Vice President and Controller of Harvest States Cooperatives, and had served in that position up to the time of the merger with Cenex when he became Vice President, Finance, of CHS. In May 1999, Mr. Schmitz became Senior Vice President and Chief Financial Officer. Mr. Schmitz earned a Bachelor of Science Degree in Accounting from St. Cloud State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA’s and the National Society of Accountants for Cooperatives. Mr. Schmitz serves on National Cooperative Refinery Association, Ventura Foods, LLC, and Fin-Ag, Inc. boards of directors.

      Leon E. Westbrock is the Executive Vice President and Chief Operating Officer of Crop Inputs for the Company. He joined the cooperative system in 1976 and managed three local cooperatives before joining the regional system. At the regional level, Mr. Westbrock served in the merchandising department at Cenex, Inc. and then later as Manager of the lubricants department and as director of retailing. Since

January 1, 1987, he served as Vice President and Executive Vice President in the energy division of the Company. On March 1, 2000 Mr. Westbrock was appointed to his current position. He serves as chairman for both National Cooperative Refinery Association and Universal Cooperatives, Inc. boards of directors and also serves as a member of the Agriliance, LLC board of directors. Mr. Westbrock received a Bachelor’s Degree from St. Cloud State University and its 2004 College of Fine Arts and Humanities Leadership Award, and served a tour in the U.S. Army.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s 8% Cumulative Redeemable Preferred Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to the Company during, and reports on Form 5 and amendments thereto furnished to the Company with respect to, the fiscal year ended August 31, 2004, and based further upon written representations received by the Company with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act: Mr. Kile was late in filing a report on Form 4 relating to a transaction in June 2004.

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

CHS Inc.

Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

      The Company’s Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The Audit Committee is comprised solely of directors Mr. Bass, Mr. Bielenberg and Mr. Carlson, each of whom is an independent director. The Audit Committee has oversight responsibility to the Company’s owners relating to the Company’s financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of the Company’s financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within the Company. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public auditors.

      The Company does not believe that any member of the Audit Committee of the Board of Directors is an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, the Company’s 17-member Board of Directors is nominated and elected by the Company’s members. To ensure geographic representation of the Company’s members, the

Board of Directors represent eight (8) regions in which the Company’s members are located. The members in each region nominate and elect the number of directors for that region as set forth in the Company’s bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of the Company and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, the Company cannot ensure that an elected director will be an audit committee “financial expert”.

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

      Summary Compensation. The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and each of the executive officers of the Company whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2004, exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

						Long-Term
	Annual Compensation					Compensation

				Other Annual	All Other	LTIP
Name and Principal Position	Year Ended	Salary(1)	Bonus(1)	Compensation(2)	Compensation(3)	Payouts(1)

John. D. Johnson	8/31/04	$850,000	$800,530	$25,800	$8,526	$969,646
President and	8/31/03	850,000	710,940	25,800	7,931
Chief Executive Officer	8/31/02	820,000	811,750	30,376	10,216
Patrick Kluempke	8/31/04	287,600	212,680	15,120	9,884	211,562
Executive Vice President —	8/31/03	230,880	145,842	15,120	7,549
Corporate Planning and Administration	8/31/02	223,000	166,875	15,120	10,873
Thomas D. Larson	8/31/04	253,400	185,489	15,120	9,018	208,647
Executive Vice President —	8/31/03	240,000	156,966	15,120	6,104
Member and Public Affairs	8/31/02	229,100	172,200	18,878	10,214
Mark Palmquist	8/31/04	490,000	342,143	15,120	9,250	412,301
Executive Vice President	8/31/03	482,400	145,323	15,120	6,938
and Chief Operating Officer —	8/31/02	453,400	342,000	15,120	11,081
Grains and Foods
John Schmitz	8/31/04	450,000	332,775	15,120	9,250	366,907
Executive Vice President and	8/31/03	410,700	268,146	15,120	7,932
Chief Financial Officer	8/31/02	317,300	244,500	21,856	12,255
Leon E. Westbrock	8/31/04	490,000	359,783	15,120	9,250	412,301
Executive Vice President	8/31/03	482,400	344,148	15,120	6,725
and Chief Operating Officer —	8/31/02	453,400	342,000	15,120	12,057
Crop Inputs

(1)	Includes amounts of salary and bonus deferred pursuant to deferred compensation plans.

(2)	Amounts shown include personal use of a Company vehicle or vehicle allowance.

(3)	Other compensation includes the Company’s matching contributions under the Company’s 401(k) Plan and the portion of long-term disability premiums paid by the Company.

Report on Executive Compensation

      The Corporate Responsibility Committee of the Board of Directors, subject to the approval of the Board of Directors, makes recommendations for the compensation of the CHS Inc. chief executive officer and oversees the administration of the executive compensation programs.

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

      Each year, the Committee reviews the executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the programs. The Committee determines what, if any, changes are appropriate to executive compensation programs of CHS Inc. The Committee recommends to the total Board of Directors, salary actions relative to the chief executive officer and determines the amount of annual variable pay and the amount of long-term variable pay awards.

      The Company intends to the extent possible, to preserve the deductibility under the Internal Revenue Code of compensation paid to its executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. Accordingly, compensation paid under CHS Inc. share option and incentive compensation plans is generally deductible.

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

      Annual Variable Pay: Award levels, like the base pay levels, are set with reference to competitive conditions and are intended to motivate the executives by providing substantial incentive payments for the achievement of aggressive goals. The actual amounts paid for 2004 were determined based on two factors: first, profitability and financial performance of the Company and the executive’s business unit; and second, the individual executive’s performance against other specific management objectives such as revenue volume growth, value added performance or talent development. Financial objectives are given greater weight than individual performance objectives in determining individual awards. The types and relative importance of specific financial and other business objectives varied among executives depending upon their positions and the particular business unit for which they were responsible.

      Long-Term Variable Pay: The main purpose of the long-term variable pay program is to encourage the CHS Inc. executives to increase the value of doing business with the Company by increasing and improving value-added business opportunities and therefore the value of member owners doing business with CHS Inc. The long-term variable pay component of the compensation program (through extended vesting) is also designed to create an incentive for the individual to remain with the Company.

      The long-term variable pay program consists of grants of options for shares in the private investment companies sponsored by CHS Inc. These options vest over a multi-year period. The Company periodically grants new awards to provide continuing incentives for future performance. Like the annual variable pay, award levels are set with regard to competitive considerations and each individual’s actual award is based on financial performance of the Company, collectively.

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

      Mr. Johnson’s actual base salary for fiscal year 2004 was $850,000. Based on CHS Inc. financial performance in terms of profitability and other individual goals related to achieving communications objectives, business partner accountability and other strategic objectives, Mr. Johnson received an annual variable pay award of $800,530 and will receive a long-term variable pay award of $969,646 for fiscal year 2004. These incentive payments were consistent with his achievement of performance standards set by the Board of Directors.

      Corporate Responsibility Committee Members,

Robert Elliott	Michael Mulcahey
Richard Owen	Merlin Van Walleghen

      The following summarizes certain benefits in effect as of August 31, 2004 to the Named Executive Officers.

Employment Agreement with John D. Johnson

      The Company’s executive officers are employed on an at-will basis and, except as provided below, none of the Company’s executive officers has a written employment agreement. On November 6, 2003, the Company entered into an employment agreement with John D. Johnson, the President and Chief Executive Officer. The employment agreement provides for a rolling three-year period of employment effective September 1, 2003 at an initial base salary of at least $850,000, subject to annual review. Either party, subject to the rights and obligations set forth in the employment agreement, may terminate Mr. Johnson’s employment at any time. The Company is obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson’s employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination, and in the event of the consolidation of the Company’s business with the business of any other entity, if Mr. Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.

Management Compensation Incentive Program

      Each Named Executive Officer is eligible to participate in the Management Compensation Incentive Program (the “Incentive Program”) for the year ending August 31, 2004. The Incentive Program is based on Company, group or division performance and individual performance. These amounts will be paid after August 31, 2004. The target incentive is 50% of base compensation except for the President and Chief Executive Officer, where target incentive is 67% of base compensation.

Long-Term Incentive Plan

      Each Named Executive Officer is eligible to participate in the Long–Term Incentive Plan. The plan consists of a three-year performance period. Award opportunities are expressed as a percentage of a participating employee’s position average mid-point. Company performance must meet a minimum level of pre-tax earnings per unit of sales volume and net income levels before any grants are made from this plan. The Board of Directors has discretion to increase or decrease an award up to 20%. Awards from the plan are grants to the Company’s Share Option Plan at the end of each plan period. For each of the fiscal years ended August 31, 2004 and 2003, the Board of Directors increased the awards by an additional 10%.

Long-Term Incentive Plans — Awards in Last Fiscal Year

	Award	Maturation	Threshold	Target	Maximum
Name and Principal Position	2002-2004	of Award	Each Year	Each Year	Each Year

John D. Johnson	$969,646	2002-2004	$84,000	$562,800	$840,000
President and Chief Executive Officer
Patrick Kluempke	211,562	2002-2004	18,328	122,794	183,275
Executive Vice President — Corporate Planning and Administration
Thomas D. Larson	208,647	2002-2004	18,075	121,103	180,750
Executive Vice President — Member and Public Affairs
Mark Palmquist	412,301	2002-2004	35,718	239,307	357,175
Executive Vice President and Chief Operating Officer — Grain and Foods
John Schmitz	366,907	2002-2004	31,785	212,960	317,850
Executive Vice President and Chief Financial Officer
Leon E. Westbrock	412,301	2002-2004	35,718	239,307	357,175
Executive Vice President and Chief Operating Officer — Crop Inputs

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

      Effective January 1, 2004, Pay Credits are earned according to the following schedule:

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

      As of December 31, 2003, the dollar value of the account and years of service for each of the Named Executive Officers was:

	Dollar Value	Years of Service

John D. Johnson	$1,013,550	28
Patrick Kluempke	496,367	21
Thomas D. Larson	493,751	27
Mark Palmquist	544,953	24
John Schmitz	475,773	29
Leon E. Westbrock	1,078,650	23

      In addition, each of the Named Executive Officers may participate in the Company’s Deferred Compensation Supplemental Retirement Plan (the Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees of the Company who have been designated as eligible by the President of the Company to participate in such plan. Compensation waived under the Share Option Plan is not eligible for Pay Credits under the Cash Balance Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that the Company offers. Some of the Supplemental Plan benefits are funded by a rabbi trust, with a balance at August 31, 2004 of $7.1 million. No further contributions are being made to the trust and the Supplemental Plan is not being funded and does not qualify for special tax treatment under the Code.

      Finally, the President and Chief Executive Officer of the Company is eligible to participate in the Company’s Special Supplemental Executive Retirement Plan (the Special Supplemental Plan). The special supplemental retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special Supplemental Plan. The Special Supplemental Plan is not funded or qualified for special tax treatment under the Code.

      As of December 31, 2003, the dollar value of the accounts of each of the Named Executive Officers was approximately:

		Special
	Supplemental Plan	Supplemental Plan

John D. Johnson	$2,575,684	$0
Patrick Kluempke	151,037	N/A
Thomas D. Larson	624,081	N/A
Mark Palmquist	370,892	N/A
John Schmitz	327,616	N/A
Leon E. Westbrock	1,723,713	N/A

401(k) Plan

      Each Named Executive Officer is eligible to participate in the CHS Inc. Savings Plan (the 401(k) Plan). All benefit-eligible employees of the Company are eligible to participate in the 401(k) Plan. Effective January 1, 2002, participants may contribute between 1% and 50% (not to exceed the IRS limits on benefits in the case of “highly compensated” employees) of their pay on a pretax basis. Each of the Named Executive Officers is a “highly compensated” employee. The Company matches 50% of the first 6% of pay contributed each year. The Company’s Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in any Company matching contribution made on the participant’s behalf.

Nonqualified Deferred Compensation Plans

      In October 1997, the Company adopted a plan entitled the Share Option Plan. Participants in the Share Option Plan include directors, officers and other employees who have been designated as provided in the Share Option Plan. The Share Option Plan provides for the grant of options both as awards and in exchange for future compensation. Electing to receive an option in exchange for future compensation has the effect of deferring receipt of that amount of base salary or annual variable pay. With respect to options granted as awards, the Company has made all awards under its Long-Term Incentive Plan, described above, in the form of options under the Share Option Plan or deferred compensation plan. With respect to options granted in exchange for future compensation, a participant may elect to exchange up to 30% of his or her base salary and up to 100% of his or her annual variable compensation for options; this must be done prior to the beginning of the fiscal year in which the compensation will be earned. Options for foregone salary amounts are issued quarterly on or about March 31, June 30, September 30 and December 31; options for foregone annual and long-term variable compensation payments are issued as soon as practicable following determination of the relevant amount. If a participant’s employment with the Company terminates prior to the grant of an option to be issued in exchange for foregone compensation that has been earned, the amount of the compensation is paid to the participant in cash. During the fiscal year ended August 31, 2004, all of the Named Executive Officers participated in the non-elective deferral and all of the Named Executive Officers (except Mr. Larson) participated in the elective deferral to the Share Option Plan.

      Each option granted under the Share Option Plan has an exercise price equal to 25% of the amount of the award or the exchanged future compensation. Each option derives its value from the performance of one or more deemed investment alternatives selected by the recipient at the time of grant. The current investment options are investments in four private investment companies with different degrees of risk that are owned by the Company and managed for it by a third party investment manager. When a participant exercises an option, the Company pays the participant the amount that the participant would have received if the participant had made an investment in the selected investment on the option grant date in an amount equal to 125% of the amount of the award or exchanged future compensation, reinvested all dividends and other distributions on that investment from the grant date to the exercise date and then sold that investment on the exercise date. Options issued in exchange for foregone compensation become exercisable six months after the date of grant.

      Each time an option is granted under the Share Option Plan, the Company contributes an amount sufficient to purchase the investment or investments selected by the optionee in the relevant private investment company or companies. The Company’s obligations with respect to options granted under the Share Option Plan are unsecured obligations of the Company that rank equally with its other unsecured and unsubordinated obligations.

Change of Control Arrangements

      The Share Option Plan provides that in the event of a “change of control”:

•	even if an optionee’s option agreement provides that the optionee must remain in the employ of the Company for six months from the grant date, that requirement will no longer apply;

•	the exercise period for an option held by an employee whose employment (or a director whose service as a director) has terminated other than involuntarily for cause will not end prior to six months after the change of control;

•	the committee in charge of the Share Option Plan will not be able to amend options without the consent of the optionees other than as is necessary or advisable in connection with compliance with or any addition to or change in applicable laws; and

•	the Company may terminate options on any date after the change of control if the committee in charge of the Share Option Plan makes a cash payment equal to the payment that the participant would receive if the participant exercised the option on that date.

      For purposes of the Share Option Plan, “change of control” means, except as otherwise provided in a written agreement executed by the participant and the Company prior to the change of control, any change in:

•	the ownership of the Company;

•	the effective control of the Company, as defined in section 280G of the Internal Revenue Code; or

•	the ownership of a substantial portion of the assets of the Company, as defined under section 280G of the Internal Revenue Code.

      In addition, the Company’s employment agreement with John D. Johnson contains provisions that may be triggered in the case of a consolidation of the Company’s business with the business of another entity. See “Employment Agreement with John D. Johnson” above.

Directors’ Compensation

      The Board of Directors met monthly during the year ended August 31, 2004. Through August 31, 2004, the Company provided each director with compensation of $42,000, paid in twelve monthly payments, with; the Chairman of the Board receiving an additional annual compensation of $12,000, the First Vice Chairman receiving an additional annual compensation of $3,600, and the Secretary-Treasurer receiving an additional annual compensation of $1,800. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on Company meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. Each director has a retirement benefit of $175 per month per year of service, with a maximum benefit of $2,625 per month, for life with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60, or retirement, whichever is later. This retirement benefit may be converted to a lump sum. Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2004 of $0.9 million. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.

      Directors are eligible to participate in the Share Option Plan described above under “— Nonqualified Deferred Compensation Plans.” Each participating director may elect to exchange up to 100% of his or her monthly director fee; this must be done prior to the beginning of the fiscal year in which the fees will be earned. Electing to receive an option in exchange for future fees has the effect of deferring receipt of the amount of the fees exchanged.

Committees of the Board of Directors

      The Board of Directors appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the President and Chief Executive Officer using industry and compensation studies. The Board of Directors has a standing Audit Committee to review the results and scope of the annual audit and other services provided by the Company’s independent auditors, and another standing committee to review the equity redemption policy and its application to situations believed by the equity holder or patrons’ equity department to be unusual.

Compensation Committee Interlocks and Insider Participation

      As noted above, the Company’s Board of Directors does not have a Compensation Committee. The entire Board of Directors determined the compensation of the President and Chief Executive Officer and the terms of the employment agreement with the President and Chief Executive Officer. The President and Chief Executive Officer determines the compensation for all other executive officers.

      None of the directors are officers of the Company. See Item 13 for directors that were a party to related transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Beneficial ownership of equity securities as of August 31, 2004 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(1)	*
	Bruce Anderson	40 shares		*
	Robert Bass	120 shares		*
	David Bielenberg	1,400 shares		*
	Dennis Carlson	460 shares	(1)	*
	Curt Eischens	120 shares		*
	Robert Elliott	640 shares		*
	Steve Fritel	880 shares		*
	Robert Grabarski	2,280 shares	(1)	*
	Jerry Hasnedl	200 shares		*
	Glen Keppy	200 shares		*
	James Kile	250 shares	(1)	*
	Randy Knecht	313 shares	(1)	*
	Michael Mulcahey	0 shares		*
	Richard Owen	240 shares		*

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership	% of Class

	Duane Stenzel	200 shares	*
	Merlin Van Walleghen	1,600 shares	*
Named Executive Officers:
	John D. Johnson	3,400 shares	*
	Patrick Kluempke	1,000 shares	*
	Thomas D. Larson	400 shares	*
	Mark Palmquist	1,200 shares	*
	John Schmitz	1,400 shares	*
	Leon E. Westbrock	800 shares	*

	Directors and executive officers as a group	17,563 shares	*

(1)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

      The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

      To the Company’s knowledge there is no person who owns beneficially more than 5% of the 8% Cumulative Redeemable Preferred Stock.

Item 13.	Certain Relationships and Related Transactions

      Because directors must be active patrons of the Company or an affiliated association, transactions between the Company and directors are customary and expected. Transactions include the sales of commodities to the Company and the purchases of products and services from the Company, as well as patronage refunds and equity redemptions received from the Company. During the period indicated, the value of those transactions between a particular director (and members of such director’s immediate family, which includes such director’s spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and the Company in which the amount involved exceeded $60,000 are shown below.

Year Ended
Name	August 31, 2004

Bruce Anderson	$127,480
Curt Eischens	209,601
Jerry Hasnedl	553,598
Glen Keppy	109,654
Michael Mulcahey	119,578
Michael Toelle	459,829
Merlin Van Walleghen	313,209

PART IV.

Item 14.	Principal Accountant Fees and Services

      The following table shows the aggregate fees billed to the Company by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2004 and 2003:

Description of Fees	2004	2003

Audit Fees(1)	$904,128	$834,707
Audit — Related Fees(2)	99,717	70,754
Tax Fees(3)	705,151	138,109
All Other Fees

Total	$1,708,996	$1,043,570

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to S-2 filings and assistance with preparation and review of documents filed with the Securities and Exchange Commission.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

      In accordance with the CHS Inc. Audit Committee Charter, on October 4, 2004, the Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

      The Company’s independent auditor will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, the Audit Committee. The audit committee approves, in advance, all non-audit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. The Audit Committee approved all of the services listed above in advance.

Item 15.	Exhibits and Financial Statements

      (a)(1) Financial Statements

      The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

*	Audited financial statements for Ventura Foods, LLC, as of and for the year ended March 31, 2005 will be filed by an amendment to this Form 10-K.

      (a)(2) Financial Statement Schedules

      Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (a)(3) Exhibits

3.1	Articles of Incorporation of the Company, as amended.(13)
3.2	Articles of Amendment to the Articles of Incorporation.(17)
3.3	Bylaws of the Company, as amended.(13)
4.1	Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.2	Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(15)
4.3	Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(15)
4.4	Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends.(16)

10.1		Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2		Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)
10.3		Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.(*)(1)
10.4		TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5		Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)
10.6		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7		Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9		Cenex Harvest States Cooperatives Share Option Plan.(21)
10	.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10	.9B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001.(21)
10	.9C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002.(21)
10	.9D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004.(21)
10.10		CHS Inc. Share Option Plan Option Agreement.(21)
10.11		CHS Inc. Share Option Plan Trust Agreement.(21)
10	.11A	Amendment No. 1 to the Trust Agreement.(21)
10.12		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10	.12A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(18)
10.13		Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties.(16)
10	.13A	First Amendment to Credit Agreement dated as of May 20, 2004 between CHS Inc., CoBank, ACB, and the Syndication Parties.(20)
10.14		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10	.14A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10	.14B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10	.14C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties.(9)
10	.14D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(11)
10	.14E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(21)
10	.14F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties.(20)
10.15		Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)
10.16		Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’Lakes, Inc.(5)

10.17		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(18)
10.18		CHS Inc. Special Supplemental Executive Retirement Plan.(18)
10.19		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)
10.20		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.21		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc.(19)
10.22		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004.(20)
21.1		Subsidiaries of the Registrant.(21)
23.1		Consent of Independent Registered Public Accounting Firm.(21)
23.2		Independent Auditors’ Consent.(21)
24.1		Power of Attorney.(21)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to the Company’s Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 2002, filed January 9, 2003.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(17)	Incorporated by reference to the Company’s Form 8-K, filed August 5, 2003.

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2003 filed on November 21, 2003.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004.

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004.

(21)	Filed herewith

      (b) Exhibits

The exhibits shown in Item 15(a)(3) above are being filed herewith.

      (c) Schedules

None.

Supplemental Information

      As a cooperative, the Company does not utilize proxy statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2004.

CHS INC.

By:	/s/ JOHN D. JOHNSON

John D. Johnson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2004:

Signature		Title

/s/ JOHN D. JOHNSON John D. Johnson		President and Chief Executive Officer (principal executive officer)

/s/ JOHN SCHMITZ John Schmitz		Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JODELL HELLER Jodell Heller		Vice President and Controller (principal accounting officer)

Michael Toelle*		Chairman of the Board of Directors

Bruce Anderson*		Director
Robert Bass*		Director
David Bielenberg*		Director
Dennis Carlson*		Director
Curt Eischens*		Director
Robert Elliott*		Director
Steve Fritel*		Director
Robert Grabarski*		Director
Jerry Hasnedl*		Director
Glen Keppy*		Director
James Kile*		Director
Randy Knecht*		Director
Michael Mulcahey*		Director
Richard Owen*		Director
Duane Stenzel*		Director
Merlin Van Walleghen*		Director

*By:	/s/ JOHN D. JOHNSON John D. Johnson Attorney-in-fact

CHS INC.

CONSOLIDATED BALANCE SHEETS

	August 31

	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,491	$168,249
Receivables	834,965	763,780
Inventories	723,893	801,883
Other current assets	273,355	178,661

Total current assets	1,968,704	1,912,573
Investments	575,816	532,893
Property, plant and equipment	1,249,655	1,122,982
Other assets	237,117	239,520

Total assets	$4,031,292	$3,807,968

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$116,115	$251,131
Current portion of long-term debt	35,117	14,951
Customer credit balances	88,686	58,417
Customer advance payments	64,042	123,383
Checks and drafts outstanding	64,584	85,239
Accounts payable	717,501	627,250
Accrued expenses	305,650	254,415
Dividends and equities payable	83,569	39,049

Total current liabilities	1,475,264	1,453,835
Long-term debt	648,701	648,222
Other liabilities	148,526	111,555
Minority interests in subsidiaries	130,715	112,645
Commitments and contingencies
Equities	1,628,086	1,481,711

Total liabilities and equities	$4,031,292	$3,807,968

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31

	2004	2003	2002

	(Dollars in thousands)
Revenues:
Net sales	$10,909,333	$9,270,734	$7,156,454
Other revenues	141,303	122,578	107,351

	11,050,636	9,393,312	7,263,805
Cost of goods sold	10,604,245	9,060,555	6,940,050
Marketing, general and administrative	208,284	183,757	182,175

Operating earnings	238,107	149,000	141,580
Gain on sale of investment	(14,666)
Gain on legal settlements	(692)	(10,867)	(2,970)
Interest	51,625	48,675	42,455
Equity income from investments	(79,022)	(47,299)	(58,133)
Minority interests	33,830	21,950	15,390

Income before income taxes	247,032	136,541	144,838
Income taxes	25,700	12,700	18,700

Net income	$221,332	$123,841	$126,138

Distribution of net income:
Patronage refunds	$166,850	$90,000	$92,900
Unallocated capital reserve	54,482	33,841	33,238

Net income	$221,332	$123,841	$126,138

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2004, 2003 and 2002

						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities

	(Dollars in thousands)
Balances, September 1, 2001	$971,873	$28,158		$90,230	$164,757	$(1,915)	$8,050	$1,261,153
Dividends and equity retirement determination	33,484			38,670				72,154
Patronage distribution	92,484			(128,900)	(3,666)			(40,082)
Equities retired	(31,099)	(46)						(31,145)
Equities issued	2,600							2,600
Preferred stock issued, net			$9,325		(3,428)			5,897
Preferred stock dividends					(240)			(240)
Other, net	(106)	(339)			100			(345)
Comprehensive income:
Net income				92,900	33,238			126,138
Other comprehensive loss						(49,982)		(49,982)

Total comprehensive income								76,156

Dividends and equities payable	(28,640)			(27,870)				(56,510)

Balances, August 31, 2002	1,040,596	27,773	9,325	65,030	190,761	(51,897)	8,050	1,289,638
Dividends and equity retirement determination	28,639			27,870				56,509
Patronage distribution	61,784			(92,900)	4,638			(26,478)
Equities retired	(31,092)	(52)						(31,144)
Equities issued	350							350
Preferred stock issued, net			86,379		(3,895)			82,484
Preferred stock redeemed			(2,002)					(2,002)
Preferred stock dividends					(3,575)			(3,575)
Other, net	(2,440)	(3)			(4)			(2,447)
Comprehensive income:
Net income				90,000	33,841			123,841
Other comprehensive income						33,584		33,584

Total comprehensive income								157,425

Dividends and equities payable	(10,800)			(27,000)	(1,249)			(39,049)

Balances, August 31, 2003	1,087,037	27,718	93,702	63,000	220,517	(18,313)	8,050	1,481,711
Dividends and equity retirement determination	10,800			27,000	1,249			39,049
Patronage distribution	66,500			(90,000)	(5,222)			(28,722)
Equities retired	(10,292)	(47)						(10,339)
Capital equity certificates exchanged for preferred stock	(12,990)		12,990		(150)			(150)
Equities issued	13,355							13,355
Preferred stock redeemed, treasury			—					—
Preferred stock dividends					(7,975)			(7,975)
Other, net	(7,669)	(85)			(30)			(7,784)
Comprehensive income:
Net income				166,850	54,482			221,332
Other comprehensive income						11,178		11,178

Total comprehensive income								232,510

Dividends and equities payable	(32,100)			(50,060)	(1,409)			(83,569)

Balances, August 31, 2004	$1,114,641	$27,586	$106,692	$116,790	$261,462	$(7,135)	$8,050	$1,628,086

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$221,332	$123,841	$126,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	108,399	111,347	103,986
Noncash income from equity investments	(79,022)	(47,299)	(58,133)
Minority interests	33,830	21,950	15,390
Noncash portion of patronage dividends received	(4,986)	(1,795)	(2,327)
Loss (gain) on sale of property, plant and equipment	775	741	(6,418)
Deferred tax expense	8,500	9,000	4,400
Gain on sale of investment	(14,666)
Other, net	1,150	4,052	5,467
Changes in operating assets and liabilities:
Receivables	(59,039)	(18,669)	(32,517)
Inventories	88,261	(25,692)	(255,107)
Other current assets and other assets	(89,237)	(83,347)	(86,636)
Customer credit balances	27,639	30,238	(12,025)
Customer advance payments	(59,354)	(45,740)	59,988
Accounts payable and accrued expenses	121,647	135,310	92,781
Other liabilities	28,060	2,569	9,079

Net cash provided by (used in) operating activities	333,289	216,506	(35,934)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(245,148)	(175,689)	(140,169)
Proceeds from disposition of property, plant and equipment	34,530	26,886	20,205
Investments	(49,757)	(43,478)	(6,211)
Equity investments redeemed	65,158	35,939	37,689
Investments redeemed	9,481	8,467	6,310
Proceeds from sale of investment	25,000
Changes in notes receivable	(6,888)	(6,630)	(22,031)
Acquisitions of intangible assets		(767)	(29,501)
Acquisitions of working capital, net		(13,030)	(5,750)
Distributions to minority owners	(15,908)	(4,444)	(7,413)
Other investing activities, net	2,248	(507)	(685)

Net cash used in investing activities	(181,284)	(173,253)	(147,556)

Cash flows from financing activities:
Changes in notes payable	(135,016)	(81,383)	235,319
Borrowings on long-term debt	35,457	175,000	30,000
Principal payments on long-term debt	(15,299)	(89,512)	(17,968)
Payments on derivative financial instruments, net	(287)	(7,574)
Changes in checks and drafts outstanding	(21,431)	988	(3,557)
Proceeds from sale of preferred stock, net of expenses	(151)	82,484	5,897
Redemptions of preferred stock		(2,002)
Preferred stock dividends paid	(7,975)	(3,575)	(240)
Retirements of equities	(10,339)	(31,144)	(31,145)
Cash patronage dividends paid	(28,722)	(26,478)	(40,082)

Net cash (used in) provided by financing activities	(183,763)	16,804	178,224

Net (decrease) increase in cash and cash equivalents	(31,758)	60,057	(5,266)
Cash and cash equivalents at beginning of period	168,249	108,192	113,458

Cash and cash equivalents at end of period	$136,491	$168,249	$108,192

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Organization:

      CHS Inc. (CHS or the Company) is an agricultural cooperative organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, oilseed processing, foods and wheat milling, the Company provides its patrons with energy and agronomy products, as well as other production agricultural inputs. Sales are both domestic and international.

Consolidation:

      The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries, including National Cooperative Refinery Association (NCRA). The effects of all significant intercompany transactions have been eliminated.

      The Company had various acquisitions, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets and goodwill.

Cash Equivalents:

      Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

Inventories:

      Grain, processed grain, oilseed and processed oilseed are stated at net realizable values, which approximates market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by the Company through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials over the amount charged to cost of goods sold. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at the Company’s points of sales. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt) is determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments:

      The Company enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company’s assessment of its exposure from expected price fluctuations. The Company also manages its risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is exposed to loss in the event of nonperformance by the counterparties to the contracts and therefore, contract values are reviewed and adjusted to reflect potential nonperformance.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company’s use of derivative instruments described above reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. Changes in market values of derivative instruments described above are recognized in the consolidated statements of operations in the period such changes occur. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. Included in other current assets on August 31, 2004 and 2003 are derivative assets of $91.3 million and $54.5 million, respectively. Included in accrued expenses on August 31, 2004 and 2003 are derivative liabilities of $110.8 million and $46.5 million, respectively.

Commodity Price Risk:

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

      Unrealized gains and losses on futures contracts and options used as economic hedges of grain and oilseed inventories and fixed-price contracts are recognized in cost of goods sold for financial reporting using market-based prices. Inventories and fixed-price contracts are marked to fair value using market-based prices so that gains or losses on the derivative contracts are offset by gains or losses on inventories and fixed-price contracts.

      Unrealized gains and losses on futures contracts and options used as economic hedges of energy inventories and fixed-price contracts are recognized in cost of goods sold for financial reporting using market-based prices. The inventories hedged with these derivatives are valued at the lower of cost or fair value, and fixed-price contracts are marked to fair value using market-based prices. Certain fixed-price contracts related to propane in the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.

Interest Rate Risk:

      The Company manages interest expense using fixed and floating rate debt. These debt instruments are carried at amounts approximating estimated fair value. Short-term debt used to finance inventories and receivables, is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market interest rate changes. The effective interest rate to the Company on fixed-rate debt outstanding on August 31, 2004, was approximately 6.4%.

      In fiscal years 2002 and 2004, the Company entered into interest rate treasury lock instruments to secure the interest rates related to a portion of its private placement debts issued on October 18, 2002, and September 21, 2004. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements were recorded as a component of other comprehensive income. Interest expense for the years ended August 31, 2004 and 2003, includes $0.9 million and $0.7 million, respectively, related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk:

      The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2004 and in prior years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Investments:

      Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded in other revenues at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at market value, with unrealized amounts included as a component of accumulated other comprehensive income.

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

Goodwill and Other Intangible Assets:

      Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill is no longer amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, but reviewed for impairment annually, or more frequently if certain impairment conditions arise, on the basis of undiscounted cash flows. After analysis,

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets that are deemed to require impairment are written down to fair market value. Other intangible assets consists primarily of trademarks, patents, customer lists and agreements not to compete. Intangible assets subject to amortization are provided on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 5 to 15 years).

Revenue Recognition:

      The Company provides a wide variety of products and services, from production agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the transactions. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in net sales. Service revenues are recorded only after such services have been rendered, and are included in other revenues.

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

Income Taxes:

      The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income:

      Comprehensive income primarily includes net income and the effects of minimum pension liability adjustments. Total comprehensive income is reflected in the consolidated statements of equities and comprehensive income.

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

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements:

      In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of this standard did not have an effect on the Company.

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted the interim and annual disclosure provisions of this Statement during the current fiscal year.

      In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. For public entities the interpretation applies to interests in variable interest entities for periods ending after March 15, 2004, the Company’s third quarter. Adoption of this standard did not have an effect on the Company.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” discusses the effects of the Medicare Prescription Drug, Improvement and Modernization Act (the Act) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the year ended August 31, 2004 do not reflect the effect of the Act as permitted by the FSP.

      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,”’ which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The Company is still evaluating the potential impact of the adoption of EITF 03-1.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications:

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications and changes had no effect on previously reported net income, equities and comprehensive income, or cash flows.

2.     Receivables:

      Receivables as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in thousands)
Trade	$835,066	$748,398
Other	55,708	47,000

	890,774	795,398
Less allowances for doubtful accounts	55,809	31,618

	$834,965	$763,780

      All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in millions)
Africa	$112	$99	$135
Asia	1,104	815	407
Europe	158	156	282
North America, excluding U.S.	456	367	298
South America	209	166	100

	$2,039	$1,603	$1,222

3.     Inventories:

      Inventories as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in thousands)
Grain and oilseed	$308,207	$370,381
Energy	277,801	292,095
Feed and farm supplies	110,885	95,589
Processed grain and oilseed	25,740	42,688
Other	1,260	1,130

	$723,893	$801,883

      As of August 31, 2004, the Company valued approximately 24% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (24% as of August 31, 2003). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $160.3 million and $86.3 million at August 31, 2004 and 2003, respectively.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments:

      Investments as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in thousands)
Cooperatives:
CF Industries, Inc.	$152,996	$152,996
Land O’Lakes, Inc.	31,057	27,105
Ag Processing, Inc.	24,866	24,481
CoBank ACB (CoBank)	16,625	22,505
Joint ventures:
United Country Brands, LLC (Agriliance, LLC)	167,597	129,286
Ventura Foods, LLC	107,719	107,464
TEMCO, LLC	5,776	9,087
Other	69,180	59,969

	$575,816	$532,893

      The CHS investment in CF Industries, Inc. (CF) is carried at cost, including allocated patronage refunds. CHS recognizes income from this investment when qualified patronage refunds are received. In each of the years 1998 through 2003, CF has generated operating losses, none of which were allocated to its owners. CHS management has performed the appropriate impairment tests of this investment, and based upon those tests, believes that the fair market value exceeds its carrying value. CHS will continue to perform impairment tests annually, or as circumstances dictate, including reviewing operating results, which could result in impairment to its CF investment.

      The Company has a 50% interest in Ventura Foods, LLC, a joint venture, which produces and distributes oilseed-based products. The following provides summarized unaudited financial information for Ventura Foods, LLC balance sheets as of August 31, 2004 and 2003, and statements of operations for the twelve months ended August 31, 2004, 2003 and 2002:

	2004	2003

	(Dollars in thousands)
Current assets	$286,613	$193,632
Non-current assets	258,270	231,649
Current liabilities	171,269	227,400
Non-current liabilities	194,547	21,738

	2004	2003	2002

	(Dollars in thousands)
Net sales	$1,425,061	$1,165,823	$1,013,475
Gross profit	167,581	155,274	181,217
Net income	44,696	42,837	75,368

      Agriliance, LLC (Agriliance) is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC, was initially owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, the Company’s indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as the Company’s ownership or governance interest. In April 2003, the Company acquired an additional 13.1% economic interest in the wholesale crop protection business of

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, Inc. 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, the Company purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. The Company now owns 50% of the economic and governance interests in Agriliance, and continues to account for this investment using the equity method of accounting.

      The following provides summarized financial information for Agriliance balance sheets as of August 31, 2004 and 2003, and statements of operations for the years ended August 31, 2004, 2003 and 2002:

	2004	2003

	(Dollars in thousands)
Current assets	$1,123,671	$1,249,891
Non-current assets	123,106	119,615
Current liabilities	878,814	1,083,693
Non-current liabilities	128,780	27,061

	2004	2003	2002

	(Dollars in thousands)
Net sales	$3,477,528	$3,485,623	$3,625,849
Earnings from operations	82,221	67,239	57,604
Net income	71,278	60,741	47,044

      During the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million, increasing their holding to 100%. NCRA subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a pre-tax gain on the sale of $14.7 million.

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

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment:

      A summary of property, plant and equipment as of August 31, 2004 and 2003 is as follows:

	2004	2003

	(Dollars in thousands)
Land and land improvements	$64,709	$60,453
Buildings	422,545	380,940
Machinery and equipment	1,618,428	1,515,976
Office and other	65,296	61,356
Construction in progress	214,988	159,555

	2,385,966	2,178,280
Less accumulated depreciation and amortization	1,136,311	1,055,298

	$1,249,655	$1,122,982

      In January 2002, the Company formed a limited liability company with Cargill, Incorporated to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC. The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The book value of the leased milling assets at August 31, 2004, was $93.6 million, net of accumulated depreciation of $37.1 million.

      For the years ended August 31, 2004, 2003 and 2002, the Company capitalized interest of $2.8 million, $3.9 million and $2.1 million, respectively, related to capitalized construction projects.

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

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets:

      Other assets as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in thousands)
Goodwill	$26,896	$27,052
Customer lists, less accumulated amortization of $7,445 and $5,112, respectively	7,087	9,414
Non-compete covenants, less accumulated amortization of $2,115 and $11,774, respectively	1,638	1,766
Other intangible assets, less accumulated amortization of $3,113 and $1,986, respectively	13,498	14,607
Prepaid pension and other benefit assets	182,773	151,389
Deferred tax asset		28,689
Notes receivable	1,186	1,991
Other	4,039	4,612

	$237,117	$239,520

      Intangible assets amortization expenses for the years ended August 31, 2004, 2003 and 2002 were $3.8 million, $12.2 million and $4.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.7 million annually for the first four years, and $1.7 million for the fifth year.

      Through Country Energy, LLC, formerly a joint venture with Farmland, the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex brand. On November 30, 2001, the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. Based on estimated fair values, $26.4 million of the purchase price was allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets had a weighted-average life of approximately 12 years. During the year ended August 31, 2003, the Company accelerated the amortization of the non-compete agreement due to Farmland’s July 31, 2003 notification that it intended to liquidate its assets in bankruptcy. The Company had additional amortization expense of $7.5 million during 2003 related to the acceleration, and the asset had a zero book value as of August 31, 2003.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable and Long-Term Debt:

      Notes payable and long-term debt as of August 31, 2004 and 2003 consisted of the following:

	Interest Rates at
	August 31, 2004	2004	2003

		(Dollars in thousands)
Notes payable(a)(h)	2.01% to 2.23%	$116,115	$251,131

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009, when the balance is due(b)(h)	2.27% to 13.00%	$155,784	$168,032
Private placement, payable in equal installments beginning in 2008 through 2013(c)(h)	6.81%	225,000	225,000
Private placement, payable in installments beginning in 2007 through 2018(d)(h)	4.96% to 5.60%	175,000	175,000
Private placement, payable in equal installments beginning in 2005 through 2011(e)(h)	7.43% to 7.90%	80,000	80,000
Private placement, payable in its entirety in 2010(f)(h)	4.08%	15,000
Private placement, payable in its entirety in 2011(f)(h)	4.39%	15,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	5,831
Other notes and contracts(g)	5.70% to 12.17%	14,109	9,310

Total long-term debt		683,818	663,173
Less current portion		35,117	14,951

Long-term portion		$648,701	$648,222

	2004	2003

Weighted-average interest rates at August 31:
Short-term debt	2.16%	1.83%
Long-term debt	6.35%	6.52%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. These revolving lines of credit include a 364-day facility of $750.0 million, and a three-year facility of $150.0 million, both of which are committed. On August 31, 2004, $115.0 million was outstanding on the 364-day facility. In addition to these short-term lines of credit, the Company has a two-year credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, all of which is committed, with no amounts outstanding on August 31, 2004. Other miscellaneous notes payable totaled $1.1 million on August 31, 2004.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2004, $131.2 million was outstanding. NCRA term loans of $12.0 million are collateralized by NCRA’s investment in CoBank.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(d)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(e)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(f)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each.

(g)	Other notes payable of $10.0 million are collateralized by property, plant and equipment, with a cost of approximately $16.9 million, less accumulated depreciation of approximately $1.4 million on August 31, 2004.

(h)	The debt is unsecured, however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

      The fair value of long-term debt approximates book value as of August 31, 2004 and 2003.

      The aggregate amount of long-term debt payable as of August 31, 2004 is as follows:

(Dollars in
thousands)
2005	$35,117
2006	35,582
2007	60,122
2008	98,626
2009	117,285
Thereafter	337,086

$683,818

      The Company is in compliance with all debt covenants and restrictions as of August 31, 2004.

      On September 21, 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt will be repaid in equal annual installments of $25.0 million during fiscal years 2011 through 2015. The proceeds were used to pay down the Company’s short-term debt.

8.	Income Taxes:

      In October 2001, NCRA’s members ratified a resolution passed by NCRA’s Board of Directors to compute patronage distributions for all years ending after August 31, 2001, based on earnings for financial statement purposes, rather than amounts reportable for federal income tax purposes. As a result of this by-law change, NCRA’s statutory rate applied to the cumulative differences between financial statement earnings and tax basis earnings, has been changed. In connection with this change the Company recorded a deferred tax benefit of $10.9 million as of August 31, 2002. The $10.9 million deferred tax benefit recorded as a result of the change in patronage distribution by NCRA as of August 31, 2002, has been offset by a $10.9 million NCRA valuation allowance. Additional valuation allowances of $1.7 million and $6.2 million were provided to offset deferred tax benefits generated by NCRA as of August 31, 2003 and 2002, respectively. For the year ended August 31, 2004, NCRA decreased its valuation allowance by $5.0 million due to a reduction in NCRA’s deferred tax benefits. The Company recorded a $4.4 million

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance to offset deferred tax benefits relating to a capital loss carryforward in that same period.

      The provision for income taxes for the years ended August 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(Dollars in thousands)
Current	$17,200	$3,700	$14,300
Deferred	7,900	7,300	(12,700)
Valuation allowance	600	1,700	17,100

Income taxes	$25,700	$12,700	$18,700

      The tax effect of temporary differences of deferred tax assets and liabilities as of August 31, 2004 and 2003 is as follows:

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Accrued expenses and valuation reserves	$49,151	$53,521
Postretirement health care and deferred compensation	37,067	29,153
Property, plant and equipment		9,369
Alternative minimum tax credit and loss carryforward	28,268	8,948
Other	21,464	19,316

Total deferred tax assets	135,950	120,307

Deferred tax liabilities:
Pension, including minimum liability	47,155	34,531
Equity method investments	7,407	23,310
Property, plant and equipment	35,737
Other	1,184

Total deferred tax liabilities	91,483	57,841

Deferred tax assets valuation reserve	(11,212)	(11,765)

Net deferred tax assets	$33,255	$50,701

      As of August 31, 2004, net deferred tax assets of $43.4 million and $10.1 million are included in current assets and other liabilities, respectively ($22.0 million and $28.7 million in current assets and other assets, respectively, as of August 31, 2003). As of August 31, 2004, NCRA recognized a valuation allowance for the entire tax benefit associated with its net deferred tax asset, as it is considered more likely than not, based on the weight of available information, that the future tax benefits related to these items will not be realized. As of August 31, 2004, NCRA’s net deferred tax assets of $6.8 million were comprised of deferred tax assets of $18.4 million and deferred tax liabilities of $11.6 million. Deferred tax assets are comprised of basis differences related to inventories, investments, lease obligations, accrued liabilities and certain federal and state tax credits. NCRA files a separate tax return and, as such, these items must be assessed independently of the Company’s deferred tax assets when determining recoverability.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(25.8)	(25.7)	(25.0)
Change in patronage determination			(7.5)
Export activities at rates other than the U.S. statutory rate	(4.5)	(3.2)	(1.9)
Deferred tax asset valuation allowance	0.2	1.3	11.8
Other	1.6	(2.0)	(3.4)

Effective tax rate	10.4%	9.3%	12.9%

9.	Equities:

      In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates.

      Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, allocated to members in the form of nonpatronage equity certificates. Redemptions are at the discretion of the Board of Directors.

      A new policy was adopted effective September 1, 2004, whereby redemptions of capital equity certificates approved by the Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals.

      For the years ended August 31, 2004, 2003 and 2002, the Company redeemed in cash, patronage related equities in accordance with authorization from the Board of Directors in the amounts of $10.3 million, $31.1 million and $31.1 million, respectively. An additional $13.0 million of capital equity certificates were redeemed in fiscal 2004, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.10, which was the closing price per share of the stock on the NASDAQ National Market on March 2, 2004. On August 31, 2004, the Company had 4,226,428 shares of the New Preferred outstanding with a total redemption value of approximately $105.7 million, excluding accumulated dividends.

      The Company expects cash redemptions related to the year ended August 31, 2004, to be distributed in fiscal year 2005, to be approximately $32.1 million and are classified as a current liability on the August 31, 2004 consolidated balance sheet. The Company expects to redeem an additional $20.0 million

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of capital equity certificates in fiscal year 2005 by issuing shares of the Company’s New Preferred, pending approval from the Securities and Exchange Commission.

      In 2001 and 2002 the Company issued 9,454,874 shares of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for gross proceeds of $86.3 million (3,450,000 shares). The New Preferred is listed on the NASDAQ National Market under the symbol CHSCP. Expenses related to the issuance of the New Preferred were $3.8 million.

      On March 5, 2003, the Company’s Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 31, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by the Company for $1.00 per share unless they were converted into shares of the Company’s New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was 7,452,439 shares, and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share.

      The New Preferred accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

10.	Employee Benefit Plans:

      The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate.

      Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2004 and 2003 is as follows:

			Non-Qualified
	Qualified Pension Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$289,906	$253,868	$13,834	$14,543	$29,255	$24,915
Service cost	11,548	10,840	601	800	754	648
Interest cost	17,203	17,503	822	1,033	1,758	1,722
Plan participants contributions		1,771				215
Plan amendments	105				(839)	88
Transfers					1,206
Actuarial loss (gain)	4,539	22,049	77	(766)	(2,162)	2,527
Special agreement			1,003
Assumption change		4,659			502	1,469
Benefits paid	(22,865)	(20,784)	(2,211)	(1,776)	(2,147)	(2,329)

Benefit obligation at end of period	$300,436	$289,906	$14,126	$13,834	$28,327	$29,255

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Non-Qualified
	Qualified Pension Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of period	$280,217	$201,563
Actual income on plan assets	31,500	14,915
Company contributions	10,700	84,523	$2,211	$1,776	$2,147	$2,114
Participants contributions						215
Benefits paid	(22,865)	(20,784)	(2,211)	(1,776)	(2,147)	(2,329)

Fair value of plan assets at end of period	$299,552	$280,217	$—	$—	$—	$—

Funded status	$(884)	$(9,689)	$(14,126)	$(13,834)	$(28,327)	$(29,255)
Employer contributions after measurement date			32	84	222	247
Unrecognized actuarial loss (gain)	114,401	118,025	130	(899)	(1,061)	707
Unrecognized transition obligation					8,325	9,261
Unrecognized prior service cost	6,730	7,467	2,977	3,503	(1,742)	(1,076)
Special agreement			(1,003)

Prepaid benefit cost (accrued)	$120,247	$115,803	$(11,990)	$(11,146)	$(22,583)	$(20,116)

Amounts recognized on balance sheets consist of:
Accrued benefit liability	$120,247	$95,917	$(11,990)	$(12,125)	$(22,583)	$(20,116)
Intangible assets		2,425		253
Accumulated other comprehensive loss		17,461		726

Net amounts recognized	$120,247	$115,803	$(11,990)	$(11,146)	$(22,583)	$(20,116)

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2004. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2004, 2003 and 2002 are as follows:

				Non-Qualified
	Qualified Pension Benefits			Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$11,548	$10,840	$9,275	$601	$800	$1,168	$754	$648	$557
Interest cost	17,203	17,503	17,673	822	1,033	886	1,758	1,722	1,586
Expected return on assets	(27,489)	(23,788)	(21,386)
Prior service cost amortization	843	806	740	526	564	574	(174)	(172)	(197)
Actuarial loss (gain) amortization	4,149	2,623	1,369	103	159	18	108	(215)	(505)
Transition amount amortization			(708)				936	936	936

Net periodic benefit cost	$6,254	$7,984	$6,963	$2,052	$2,556	$2,646	$3,382	$2,919	$2,377

Average assumptions:
Discount rate	6.40%	6.30%	7.10%	6.25%	6.00%	7.25%	6.40%	6.30%	7.10%
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.30%	5.00%	5.00%	5.00%	5.00%	5.00%	4.30%	5.00%	5.00%

      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2004 and 2003:

	Qualified Pension		Non-Qualified
	Benefits		Pension Benefits

	2004	2003	2004	2003

	(Dollars in thousands)
Projected benefit obligation	$—	$120,068	$14,126	$13,834
Accumulated benefit obligation	—	107,760	12,463	12,209
Fair value of plan assets	—	104,560

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components	$254	$(229)
Effect on postretirement benefit obligation	2,418	(2,190)

      The Company provides defined life insurance and health care benefits for certain retired employees. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

      The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were; $8.6 million, $8.5 million and $11.0 million, for the years ended August 31, 2004, 2003 and 2002, respectively.

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company contributed $10.7 million to qualified pension plans in 2004. Because the plan is fully funded, the Company does not expect to contribute to the pension plans in 2005. The Company expects to pay $2.3 million to participants of the non-qualified pension and postretirement benefit plans during 2005.

      The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other
	Pension Benefits	Pension Benefits	Benefits

	(Dollars in thousands)
2005	$30,586	$241	$2,166
2006	22,738	240	2,278
2007	26,394	244	2,658
2008	24,977	237	2,882
2009	26,950	235	3,298
2010-2014	150,883	1,134	23,716

      The Company has master trusts that hold the assets for the cash balance, production and NCRA pension plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of an external consultant. Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term returns on plan assets at an acceptable level of risk, and

•	Maintain broad diversification across asset classes and among investment managers, and

•	Focus on long-term return objectives.

      Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. The Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall investment markets.

      The investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities, fixed income securities and real estate. Securities are also diversified in terms of domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.

      The Committee believes with prudent risk tolerance and asset diversification, the plan should be able to meet its pension obligations in the future.

      The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2004	2003

Cash	2.7%	1.8%
Debt	29.9%	29.5%
Equities	62.0%	63.2%
Real estate	3.8%	3.8%
Other	1.6%	1.7%

Total	100.0%	100.0%

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Segment Reporting:

      The Company operates five business segments, which are based on products and services; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures and other investments, from which the Company derives investment income based upon the profitability of these investments. The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Country Operations and Services segment derives its revenues through the origination and marketing of grain, through the retail sales of petroleum and agronomy products, and processed sunflowers, feed and farm supplies. The Country Operations and Services segment also derives revenues from service activities related to crop production. The Grain Marketing segment derives its revenues from the sale of grains and oilseeds and from service activities conducted at its export terminals. The Processed Grains and Foods segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, from equity income in an oilseed food manufacturing and distribution joint venture, and from the sales of Mexican food products.

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

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the years ended August 31, 2004, 2003 and 2002 is as follows:

			Country		Processed
			Operations		Grains	Corporate
			and	Grain	and	and	Reconciling
	Agronomy	Energy	Services	Marketing	Foods	Other	Amounts	Total

	(Dollars in thousands)
For the year ended August 31, 2004:
Net sales		$4,028,248	$2,227,764	$5,006,029	$802,102		$(1,154,810)	$10,909,333
Other revenues	$(15)	9,193	94,381	28,710	2,836	$6,198		141,303

	(15)	4,037,441	2,322,145	5,034,739	804,938	6,198	(1,154,810)	11,050,636
Cost of goods sold		3,784,260	2,199,700	5,006,704	768,391		(1,154,810)	10,604,245
Marketing, general and administrative	8,482	66,493	70,196	25,071	31,811	6,231		208,284

Operating (losses) earnings	(8,497)	186,688	52,249	2,964	4,736	(33)	—	238,107
Gain on sale of investment		(14,666)						(14,666)
Gain on legal settlements			(692)					(692)
Interest	(352)	13,819	16,019	5,874	15,307	958		51,625
Equity (income) from investments	(35,725)	(1,399)	(519)	(11,413)	(29,966)			(79,022)
Minority interests		32,507	1,323					33,830

Income (loss) before income taxes	$27,580	$156,427	$36,118	$8,503	$19,395	$(991)	$—	$247,032

Intersegment sales		$(121,199)	$(987,145)	$(45,103)	$(1,363)		$1,154,810	$—

Goodwill		$3,041	$250		$23,605			$26,896

Capital expenditures		$187,937	$28,537	$6,835	$18,783	$3,056		$245,148

Depreciation and amortization	$1,247	$57,195	$22,087	$8,040	$15,789	$4,041		$108,399

Total identifiable assets at August 31, 2004	$327,448	$1,591,254	$862,645	$487,807	$475,004	$287,134		$4,031,292

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Country		Processed
			Operations		Grains	Corporate
			and	Grain	and	and	Reconciling
	Agronomy	Energy	Services	Marketing	Foods	Other	Amounts	Total

	(Dollars in thousands)
For the year ended August 31, 2003:
Net sales		$3,648,093	$1,885,825	$4,139,226	$491,931		$(894,341)	$9,270,734
Other revenues	$(84)	5,655	84,206	25,676	2,411	$4,714		122,578

	(84)	3,653,748	1,970,031	4,164,902	494,342	4,714	(894,341)	9,393,312
Cost of goods sold		3,470,726	1,876,811	4,133,677	473,682		(894,341)	9,060,555
Marketing, general and administrative	8,138	63,740	55,887	21,072	29,715	5,205		183,757

Operating (losses) earnings	(8,222)	119,282	37,333	10,153	(9,055)	(491)	—	149,000
Gain on legal settlements			(10,867)					(10,867)
Interest	(974)	16,401	14,975	4,738	12,845	690		48,675
Equity (income) loss from investments	(20,773)	(1,353)	(788)	1,673	(26,056)	(2)		(47,299)
Minority interests		20,782	1,168					21,950

Income (loss) before income taxes	$13,525	$83,452	$32,845	$3,742	$4,156	$(1,179)	$—	$136,541

Intersegment sales		$(94,209)	$(796,999)	$(2,435)	$(698)		$894,341	$—

Goodwill		$3,185	$262		$23,605			$27,052

Capital expenditures		$80,837	$26,738	$5,298	$60,576	$2,240		$175,689

Depreciation and amortization	$1,247	$65,868	$21,039	$6,718	$13,321	$3,154		$111,347

Total identifiable assets at August 31, 2003	$285,906	$1,449,652	$857,523	$450,415	$498,872	$265,600		$3,807,968

For the year ended August 31, 2002:
Net sales		$2,657,689	$1,474,553	$3,281,469	$496,084		$(753,341)	$7,156,454
Other revenues	$(89)	857	83,361	22,399	(1,209)	$2,032		107,351

	(89)	2,658,546	1,557,914	3,303,868	494,875	2,032	(753,341)	7,263,805
Cost of goods sold		2,483,359	1,474,392	3,272,985	462,655		(753,341)	6,940,050
Marketing, general and administrative	8,957	66,731	47,995	22,213	31,813	4,466		182,175

Operating (losses) earnings	(9,046)	108,456	35,527	8,670	407	(2,434)	—	141,580
Gain on legal settlements			(2,970)					(2,970)
Interest	(1,403)	16,875	13,851	4,807	9,514	(1,189)		42,455
Equity (income) loss from investments	(13,425)	1,166	(283)	(4,257)	(41,331)	(3)		(58,133)
Minority interests		14,604	786					15,390

Income (loss) before income taxes	$5,782	$75,811	$24,143	$8,120	$32,224	$(1,242)	$—	$144,838

Intersegment sales		$(67,367)	$(615,853)	$(69,561)	$(560)		$753,341	$—

Capital expenditures		$54,576	$34,305	$14,851	$35,144	$1,293		$140,169

Depreciation and amortization	$1,247	$58,701	$21,214	$6,235	$13,436	$3,153		$103,986

      During the years ended August 31, 2004, 2003 and 2002, the Company received cash proceeds and recorded gains of $0.7 million, $10.9 million and $3.0 million, respectively, related to legal settlements from several vitamin product suppliers against whom the Company alleged certain price-fixing claims.

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

      In connection with certain refinery upgrades and enhancements that are necessary in order to comply with existing environmental regulations, the Company expects to incur additional capital expenditures of approximately $87.0 million for the Company’s Laurel, Montana, refinery and $311.0 million for NCRA’s McPherson, Kansas, refinery, of which $49.2 million has been spent at the Laurel refinery and $131.0 million has been spent by NCRA at the McPherson refinery as of August 31, 2004. The Company expects all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

Other Litigation and Claims:

      The Company is involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

Grain Storage:

      As of August 31, 2004 and 2003, the Company stored grain and processed grain products for third parties totaling $157.1 million and $155.2 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees:

      The Company is a guarantor for lines of credit for related companies of which $32.0 million was outstanding as of August 31, 2004. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2004.

      The Company has adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

      The Company makes seasonal and term loans to member cooperatives, and its wholly-owned subsidiary, Fin-Ag, Inc., makes loans for agricultural purposes to individual producers. Some of these loans

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are sold to CoBank, and the Company guarantees a portion of the loans sold. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

      The Company’s obligations pursuant to its guarantees as of August 31, 2004 are as follows:

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering		Assets Held
Entities	Exposure	2004	Guarantee	Expiration Date	Event	Recourse Provisions	as Collateral

	(Dollars in thousands)
The Company’s financial services cooperative loans sold to CoBank	*	$5,927	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	25,076	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000		Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non- performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$15,000		Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering		Assets Held
Entities	Exposure	2004	Guarantee	Expiration Date	Event	Recourse Provisions	as Collateral

	(Dollars in thousands)
Third parties	*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1st in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$32,003

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Lease Commitments:

      The Company leases approximately 1,900 rail cars with remaining lease terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases term.

      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was $35.3 million, $31.7 million and $30.7 million for the years ended August 31, 2004, 2003 and 2002, respectively. Mileage credits and sublease income totaled $7.2 million, $7.1 million and $9.5 million for the years ended August 31, 2004, 2003 and 2002, respectively.

      Minimum future lease payments, required under noncancellable operating leases as of August 31, 2004 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total

	(Dollars in thousands)
2005	$8,539	$16,207	$5,676	$30,422
2006	6,090	13,233	5,180	24,503
2007	5,034	10,392	4,589	20,015
2008	4,179	9,133	3,241	16,553
2009	3,036	6,110	2,906	12,052
Thereafter	9,151	5,511	4,588	19,250

Total minimum future lease payments	$36,029	$60,586	$26,180	$122,795

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow and Other Information:

      Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(Dollars in thousands)
Net cash paid during the period for:
Interest	$52,004	$45,239	$44,231
Income taxes	27,997	956	27,965
Other significant noncash transactions:
Capital equity certificates exchanged for preferred stock	12,990
Capital equity certificates issued in exchange for elevator properties	13,355	350	1,842
Exchange of preferred stock		7,452
Accrual of dividends and equities payable	(83,569)	(39,049)	(56,510)
Other comprehensive income (loss)	11,178	33,584	(49,982)

14.	Related Party Transactions:

      Related party transactions with equity and cooperative investees as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in thousands)
Sales	$1,185,366	$779,857
Purchases	632,993	637,357
Receivables	17,679	13,393
Payables	28,118	29,113

      These related party transactions were primarily with TEMCO, LLC, CF Industries, Inc., Horizon Milling, LLC, Agriliance, LLC, United Harvest, LLC and Ventura Foods, LLC.

15.	Comprehensive Income:

      The components of comprehensive income, net of taxes, for the years ended August 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Net income	$221,332	$123,841	$126,138
Additional minimum pension liability	10,016	36,106	(48,797)
Financial instruments	698	1,045	(548)
Cash flow hedges	356	(3,549)	(637)
Foreign currency translation adjustment	108	(18)

Comprehensive income	$232,510	$157,425	$76,156

CHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss, net of taxes, as of August 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in
	thousands)
Additional minimum pension liability	$3,930	$13,946
Financial instruments	(534)	164
Cash flow hedges	3,829	4,185
Foreign currency translation adjustment	(90)	18

Accumulated other comprehensive loss	$7,135	$18,313

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

October 28, 2004

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

Deloitte & Touche LLP

Costa Mesa, California

June 18, 2004

VENTURA FOODS, LLC

BALANCE SHEETS

March 31, 2004 and 2003

	2004	2003

ASSETS (Note 3)
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$117,783,000	$2,800,000
Trade receivables, net of allowance for doubtful accounts of $1,929,000 and $1,909,000 at 2004 and 2003, respectively (Notes 2, 3 and 4)	79,877,000	64,313,000
Inventories (Notes 2, 3 and 4)	108,605,000	92,366,000
Prepaid expenses and other current assets	4,609,000	5,922,000
Due from Wilsey Foods, Inc. (Note 4)		309,000
Derivative contract asset (Notes 2 and 4)	31,073,000	18,703,000

Total current assets	341,947,000	184,413,000

PROPERTY (Notes 2 and 3):
Land, buildings and improvements	103,903,000	102,768,000
Machinery and equipment	145,001,000	139,264,000
Construction-in-progress	13,692,000	6,905,000
Other property	13,856,000	10,798,000

Total	276,452,000	259,735,000
Less accumulated depreciation and amortization	118,074,000	106,914,000

Property — net	158,378,000	152,821,000
GOODWILL, Net of amortization of $18,087,000 at 2004 and 2003 (Notes 2 and 7)	43,156,000	43,156,000
TRADEMARKS, Net of amortization of $8,526,000 at 2004 and 2003 (Notes 2 and 7)	19,318,000	19,318,000
DEFERRED COMPENSATION PLAN TRUST (Note 5)	15,626,000	13,574,000
OTHER ASSETS, Net of amortization of $3,670,000 and $3,520,000 at 2004 and 2003 (Notes 2, 3 and 7)	4,319,000	4,673,000

TOTAL	$582,744,000	$417,955,000

LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable (Note 4)	$81,199,000	$58,395,000
Accrued liabilities (Note 4)	53,325,000	36,984,000
Dividends payable	16,091,000	5,748,000
Bank lines of credit (Note 3)		20,500,000
Current portion of long-term debt (Note 3)	2,804,000	74,228,000
Derivative contract liability (Notes 2 and 4)	21,900,000	12,162,000

Total current liabilities	175,319,000	208,017,000
LONG-TERM DEBT (Note 3)	195,152,000	22,950,000
DEFERRED COMPENSATION OBLIGATIONS (Note 5)	26,513,000	20,496,000

Total liabilities	396,984,000	251,463,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
MEMBERS’ CAPITAL	185,760,000	166,492,000

TOTAL	$582,744,000	$417,955,000

See notes to financial statements.

VENTURA FOODS, LLC

STATEMENTS OF INCOME

Years Ended March 31, 2004, 2003 and 2002

	2004	2003	2002

NET SALES (Notes 2 and 5)	$1,312,356,000	$1,096,425,000	$965,521,000
COST OF GOODS SOLD (Notes 2 and 5)	1,124,482,000	912,702,000	791,061,000

GROSS PROFIT	187,874,000	183,723,000	174,460,000

OPERATING EXPENSES:
Selling, general and administrative (Notes 2 and 5)	111,375,000	105,424,000	91,827,000
Amortization of intangibles (Notes 2 and 7)	83,000	223,000	6,227,000

Total operating expenses	111,458,000	105,647,000	98,054,000

OPERATING INCOME	76,416,000	78,076,000	76,406,000
INTEREST EXPENSE — Net (Note 4)	8,932,000	6,785,000	7,474,000
OTHER EXPENSE (INCOME)	(1,758,000)	733,000	(1,554,000)

NET INCOME	$69,242,000	$70,558,000	$70,486,000

See notes to financial statements.

VENTURA FOODS, LLC

STATEMENTS OF MEMBERS’ CAPITAL

Years Ended March 31, 2004, 2003 and 2002

	Wilsey
	Foods, Inc.	CHS, Inc.	Total

BALANCE — March 31, 2001	$65,872,000	$65,872,000	$131,744,000
Net income	35,243,000	35,243,000	70,486,000
Dividends	(25,757,000)	(25,757,000)	(51,514,000)

BALANCE — March 31, 2002	75,358,000	75,358,000	150,716,000
Net income	35,279,000	35,279,000	70,558,000
Dividends	(27,391,000)	(27,391,000)	(54,782,000)

BALANCE — March 31, 2003	83,246,000	83,246,000	166,492,000
Net income	34,621,000	34,621,000	69,242,000
Dividends	(24,987,000)	(24,987,000)	(49,974,000)

BALANCE — March 31, 2004	$92,880,000	$92,880,000	$185,760,000

See notes to financial statements.

VENTURA FOODS, LLC

STATEMENTS OF CASH FLOWS

Years Ended March 31, 2004, 2003 and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,242,000	$70,558,000	$70,486,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,437,000	12,416,000	12,186,000
Amortization of intangibles	83,000	223,000	6,227,000
Impairment of other assets	984,000
Deferred rent	1,095,000	515,000
Loss on disposal of assets	646,000	872,000	324,000
Derivative contract asset	(2,632,000)	2,637,000	(1,803,000)
Changes in operating assets and liabilities:
Trade receivables	(15,564,000)	(7,174,000)	(771,000)
Inventories	(16,239,000)	(29,567,000)	3,881,000
Prepaid expenses and other current assets	1,169,000	(3,639,000)	(793,000)
Accounts payable	22,804,000	6,350,000	(4,491,000)
Accrued liabilities	15,246,000	10,685,000	2,893,000
Deferred compensation obligations	3,965,000	4,815,000	4,866,000
Due from (to) affiliates	309,000	(309,000)	47,000

Net cash provided by operating activities	94,545,000	68,382,000	93,052,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property	(19,698,000)	(16,062,000)	(13,268,000)
Proceeds from sale of assets	58,000	1,845,000	69,000
Investment in rabbi trust			(13,976,000)
Other assets	(569,000)	(1,332,000)	(48,000)

Net cash used in investing activities	(20,209,000)	(15,549,000)	(27,223,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	175,000,000
Repayment of long-term debt	(74,223,000)	(12,758,000)	(12,603,000)
Net (payments on) borrowings from line of credit	(20,500,000)	12,500,000	3,000,000
Payment to Wilsey Foods, Inc. (Note 1)		(491,000)	(487,000)
Dividends paid	(39,630,000)	(58,584,000)	(60,589,000)

Net cash provided by (used in) financing activities	40,647,000	(59,333,000)	(70,679,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,983,000	(6,500,000)	(4,850,000)
CASH AND CASH EQUIVALENTS — Beginning of period	2,800,000	9,300,000	14,150,000

CASH AND CASH EQUIVALENTS — End of period	$117,783,000	$2,800,000	$9,300,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$6,250,000	$7,183,000	$8,129,000

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

      Inventories — Inventories consist of the following at March 31:

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Concentration of Credit Risk — During the years ended March 31, 2004, 2003 and 2002, net sales to one customer were 23%, 23% and 22% of total net sales, respectively. This customer represents approximately 19% and 23% of trade receivables at March 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Line of Credit — At March 31, 2004, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $75,000,000. Outstanding borrowings at March 31, 2004 and 2003 were $0 and $20,500,000, respectively. The applicable interest rates are based, at the option of the Company, at a London InterBank Offered Rate (“LIBOR”) or a term federal funds rate (“TFFR”) option. The weighted-average interest rate at March 31, 2003 was 1.72%. The line of credit matures on December 21, 2004.

      Long-Term Debt — At March 31, 2003, the Company had term loans with a banking group with a balance outstanding of $71,605,000. The interest rate applicable to these term loans is based, at the option of the Company, at a TFFR-based, LIBOR-based or a fixed rate option. The weighted-average interest

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

rate on such borrowings at March 31, 2003 was 6.53%. The term loans with the banking group matured on December 23, 2003.

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VENTURA FOODS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Amortization expense for other intangible assets subject to amortization was $83,000, $223,000 and $402,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Estimated annual amortization for each of the years in the five-year period ending March 31, 2009 is $40,000.

8.	Subsequent Events

      On April 2, 2004, the Company purchased the assets of portion packing company for $7,437,000 before certain closing adjustments.

* * * * * *