Form 10-Q
period 2004-11-30
CHS INC
filed 2005-01-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive
Inver Grove Heights, MN 55077	(651) 355-6000
(Address of principal executive offices, including area code)	(Registrant’s telephone number, including zip code)

      Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 30, 2004

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2004	2004	2003

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$166,847	$136,491	$119,086
Receivables	849,812	834,965	818,632
Inventories	841,273	723,893	1,022,523
Other current assets	257,923	273,355	292,669

Total current assets	2,115,855	1,968,704	2,252,910
Investments	535,927	575,816	519,107
Property, plant and equipment	1,283,033	1,249,655	1,135,351
Other assets	242,083	237,117	248,915

Total assets	$4,176,898	$4,031,292	$4,156,283

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,083	$116,115	$376,846
Current portion of long-term debt	35,076	35,117	17,437
Customer credit balances	93,095	88,686	72,254
Customer advance payments	112,557	64,042	168,370
Checks and drafts outstanding	51,228	64,584	83,110
Accounts payable	840,743	717,501	700,885
Accrued expenses	259,315	305,650	281,593
Dividends and equities payable	105,842	83,569	63,082

Total current liabilities	1,498,939	1,475,264	1,763,577
Long-term debt	767,392	648,701	642,187
Other liabilities	149,357	148,526	118,204
Minority interests in subsidiaries	137,017	130,715	116,181
Commitments and contingencies
Equities	1,624,193	1,628,086	1,516,134

Total liabilities and equities	$4,176,898	$4,031,292	$4,156,283

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended

	November 30,	November 30,
	2004	2003

	(dollars in thousands)
Revenues:
Net sales	$2,937,248	$2,489,344
Other revenues	44,524	33,033

	2,981,772	2,522,377
Cost of goods sold	2,872,733	2,416,713
Marketing, general and administrative	47,916	45,836

Operating earnings	61,123	59,828
Gain on legal settlements		(287)
Interest	11,594	11,540
Equity income from investments	(16,683)	(13,707)
Loss on impairment of investment	35,000
Minority interests	8,189	3,922

Income before income taxes	23,023	58,360
Income taxes	5,027	7,621

Net income	$17,996	$50,739

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended

	November 30,	November 30,
	2004	2003

	(dollars in thousands)
Cash flows from operating activities:
Net income	$17,996	$50,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,118	26,815
Noncash income from equity investments	(16,683)	(13,707)
Noncash loss on impairment of investment	35,000
Minority interests	8,189	3,922
Noncash portion of patronage dividends received	(221)	(311)
Gain on sale of property, plant and equipment	(1,209)	(57)
Other, net	290	227
Changes in operating assets and liabilities:
Receivables	(15,238)	(45,022)
Inventories	(117,380)	(214,886)
Other current assets and other assets	9,666	(122,914)
Customer credit balances	4,409	12,838
Customer advance payments	48,515	44,975
Accounts payable and accrued expenses	77,099	90,274
Other liabilities	857	6,649

Net cash provided by (used in) operating activities	78,408	(160,458)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(63,856)	(52,233)
Proceeds from disposition of property, plant and equipment	5,871	21,664
Investments	(46)	(10)
Equity investments redeemed	22,520	27,493
Investments redeemed	983	3,458
Changes in notes receivable	618	(6,144)
Acquisitions of intangibles	(10)
Distribution to minority owners	(3,060)	(1,338)
Other investing activities, net	1,204	2,507

Net cash used in investing activities	(35,776)	(4,603)

Cash flows from financing activities:
Changes in notes payable	(115,032)	125,715
Borrowings on long-term debt	125,000
Principal payments on long-term debt	(6,548)	(3,771)
Changes in checks and drafts outstanding	(13,356)	(2,904)
Preferred stock dividends paid	(2,113)	(1,874)
Retirements of equities	(227)	(1,268)

Net cash (used in) provided by financing activities	(12,276)	115,898

Net increase (decrease) in cash and cash equivalents	30,356	(49,163)
Cash and cash equivalents at beginning of period	136,491	168,249

Cash and cash equivalents at end of period	$166,847	$119,086

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

      The unaudited consolidated balance sheets as of November 30, 2004 and 2003, and the statements of operations and cash flows for the three months ended November 30, 2004 and 2003 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2004 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2004, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Goodwill and Other Intangible Assets

      Goodwill was $26.9 million, $26.9 million and $27.1 million on November 30, 2004, August 31, 2004 and November 30, 2003, respectively, and is included in other assets in the consolidated balance sheets.

      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). The gross carrying amount of these intangible assets is $34.8 million with total accumulated amortization of $13.4 million as of November 30, 2004. Intangible assets of $10 thousand and $173 thousand (non-cash) were acquired during the three months ended November 30, 2004 and 2003, respectively. Total amortization expense for intangible assets during the three-month periods ended November 30, 2004 and 2003, was $0.8 million and $1.3 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.4 million annually.

Recent Accounting Pronouncements

      On May 19, 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (“FSP”) regarding Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of this statement had no material effect on us.

      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Temporary Impairment and its Application to Certain Investments,”’ which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. We do not believe the adoption of this standard will have a significant impact on our financial statements.

      On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.

      On December 16, 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67”, which is effective for fiscal years beginning after June 15, 2005. Since this statement does not apply to our business, we believe it will not have any impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We have not yet determined what the effects of adopting this standard will have on us.

      On December 16, 2004, the FASB issued SFAS No. 123, “Share-Based Payment”, that replaces SFAS No. 123 and will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 154 is effective for public entities, other than small business issuers, as of the first interim or annual reporting period that begins after June 15, 2005. Since this statement does not apply to our business, we believe it will not have any impact on our financial statements.

      A pending pronouncement, Emerging Issues Task Force (EITF) 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” was discussed on September 29-30, 2004, and was ratified by the FASB on October 13, 2004. EITF 04-10 would provide guidance on the aggregation criteria found in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the FASB ratified the consensus in EITF 04-10, the FASB staff is in the process of drafting a proposed FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics and has delayed the effective date indefinitely pending the issuance of this FSP. We have not yet determined what effect this pronouncement will have on us.

Reclassifications

      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2004	2004	2003

Trade	$846,528	$835,066	$798,238
Other	59,324	55,708	53,029

	905,852	890,774	851,267
Less allowances for doubtful accounts	56,040	55,809	32,635

	$849,812	$834,965	$818,632

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2004	2004	2003

Grain and oilseed	$385,920	$308,207	$553,784
Energy	301,162	277,801	322,417
Feed and farm supplies	127,409	110,885	113,784
Processed grain and oilseed	25,537	25,740	31,396
Other	1,245	1,260	1,142

	$841,273	$723,893	$1,022,523

Note 4.	Derivative Assets and Liabilities

      Included in other current assets on November 30, 2004, August 31, 2004 and November 30, 2003 are derivative assets of $48.9 million, $91.3 million and $107.7 million, respectively. Included in accrued expenses on November 30, 2004, August 31, 2004 and November 30, 2003 are derivative liabilities of $54.9 million, $110.8 million and $85.6 million, respectively.

Note 5.	Investments

      As of November 30, 2004 we evaluated the carrying value of our investment in CF Industries, Inc., a domestic fertilizer manufacturing company in which we hold a minority interest. Our carrying value of $153.0 million consists primarily of non-cash patronage refunds received from CF Industries, Inc. over the years. Based upon this evaluation, we determined that the carrying value of our CF Industries, Inc. investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter income. The net effect to income after taxes was $32.1 million.

      Agriliance, LLC (Agriliance) is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC, was initially owned and governed 50% by us and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, our indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as our ownership or governance interest. In April 2003, we acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, Inc., 25% plus an additional 13.1% of the CPP Business by us and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, we purchased all of Farmland’s remaining interest

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

in Agriliance for $27.5 million in cash. We account for this investment using the equity method of accounting.

      The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the balance sheets as of November 30, 2004, August 31, 2004 and November 30, 2003 and statements of operations for the three-month period as indicated below.

Ventura Foods, LLC

	For the Three Months Ended

	November 30,	November 30,
	2004	2003

Net sales	$385,179	$344,119
Gross profit	47,966	52,908
Net income	19,846	23,616

	November 30,	August 31,	November 30,
	2004	2004	2003

Current assets	$303,735	$286,613	$192,103
Non-current assets	257,549	258,270	235,236
Current liabilities	142,003	171,269	216,754
Non-current liabilities	220,366	194,547	21,738

Agriliance, LLC

	For the Three Months Ended

	November 30,	November 30,
	2004	2003

Net sales	$598,162	$603,590
Gross profit	57,618	51,209
Net loss	(5,218)	(14,442)

	November 30,	August 31,	November 30,
	2004	2004	2003

Current assets	$1,545,675	$1,123,671	$1,396,015
Non-current assets	123,877	123,106	120,065
Current liabilities	1,306,759	878,814	1,274,986
Non-current liabilities	128,827	128,780	26,784

      During the three months ended November 30, 2004 we included a pretax impairment charge of $35.0 million in the consolidated statement of operations to reduce our value of our CF Industries, Inc. investment in our agronomy business segment.

Note 6.	Notes Payable and Long-term Debt

      On September 21, 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt will be repaid in equal annual installments of $25.0 million during fiscal years 2011 through 2015. The proceeds were used to pay down our short-term debt.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Equities

      The following provides unaudited changes in equity for the three-month periods as indicated below:

	November 30,

	2004	2003

Balances, September 1, 2004 and 2003	$1,628,086	$1,481,711
Net income	17,996	50,739
Other comprehensive income	2,693	553
Equities retired	(227)	(1,268)
Equity retirements accrued 2004 and 2003	227	1,268
Equities issued in exchange for elevator properties		9,992
Preferred stock dividends	(2,113)	(1,874)
Preferred stock dividends accrued 2004 and 2003	1,409	1,249
Accrued dividends and equities payable 2005 and 2004	(23,909)	(26,549)
Other, net	31	313

Balances, November 30, 2004 and 2003	$1,624,193	$1,516,134

Note 8.	Comprehensive Income

      Total comprehensive income primarily consists of net income, additional minimum pension liability and cash flow hedges. For the three months ended November 30, 2004 and 2003, total comprehensive income amounted to $20.7 million and $51.3 million, respectively. Accumulated other comprehensive loss on November 30, 2004, August 31, 2004 and November 30, 2003 was $4.4 million, $7.1 million and $17.8 million, respectively.

Note 9.	Employee Benefit Plans

      Employee benefit information for the three months ended November 30, 2004 and 2003 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

Components of net periodic benefit cost for the three months ended November 30:
Service cost	$3,054	$2,887	$165	$150	$190	$189
Interest cost	4,536	4,301	219	206	401	439
Return on plan assets	(6,839)	(6,872)
Prior service cost amortization	198	211	128	132	(72)	(43)
Actuarial loss (gain) amortization	1,173	1,037	30	26	(21)	27
Transition amount amortization					51	234
Recognized net actuarial loss					184
Other adjustments				251

Net periodic benefit cost	$2,122	$1,564	$542	$765	$733	$846

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Employer contributions

      As of November 30, 2004, we expect to make no contribution to our pension plan during the year ended August 31, 2005.

Note 10.	Segment Reporting

      We operate five business segments, which are based on products and services; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. The Agronomy segment consists of joint ventures and other investments, from which we derive investment income based upon the profitability of these investments. The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Country Operations and Services segment derives its revenues through the origination and marketing of grain, through the retail sales of petroleum and agronomy products, and processed sunflowers, feed and farm supplies. The Country Operations and Services segment also derives revenues from service activities related to crop production. The Grain Marketing segment derives its revenues from the sale of grains and oilseeds and from service activities conducted at its export terminals. The Processed Grains and Foods segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, from equity income in an oilseed food manufacturing and distribution joint venture, and from the sales of Mexican food products.

      Reconciling Amounts represent the elimination of sales between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

      We assign certain corporate general and administrative expenses to our business segments, based on use of such services and allocate other services based on factors or considerations relevant to the costs incurred.

      Expenses that are incurred at the corporate level for the purpose of the general operation of our business are allocated to the segments based upon factors which management considers to be non-asymmetrical. Nevertheless, due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Segment information for the three months ended November 30, 2004 and 2003 is as follows:

			Country		Processed
			Operations	Grain	Grains and		Reconciling
	Agronomy	Energy	and Services	Marketing	Foods	Other	Amounts	Total

For the Three Months Ended November 30, 2004
Net sales		$1,417,165	$476,628	$1,128,396	$159,733		$(244,674)	$2,937,248
Other revenues		2,689	28,012	11,865	919	$1,039		44,524

		1,419,854	504,640	1,140,261	160,652	1,039	(244,674)	2,981,772
Cost of goods sold		1,356,376	474,029	1,129,909	157,093		(244,674)	2,872,733
Marketing, general and administrative	$839	13,978	17,550	6,533	7,407	1,609		47,916

Operating (losses) earnings	(839)	49,500	13,061	3,819	(3,848)	(570)	—	61,123
Interest	(95)	3,172	3,540	1,397	3,884	(304)		11,594
Equity loss (income) from investments	631	(729)	(427)	(4,644)	(11,514)			(16,683)
Loss on impairment of investment	35,000							35,000
Minority interests		7,945	244					8,189

(Loss) income before income taxes	$(36,375)	$39,112	$9,704	$7,066	$3,782	$(266)	$—	$23,023

Intersegment sales		$(45,067)	$(199,050)	$(491)	$(66)		$244,674	$—

Goodwill		$3,041	$250		$23,605			$26,896

Capital expenditures		$53,477	$7,466	$1,039	$1,133	$741		$63,856

Depreciation and amortization		$14,737	$5,511	$1,911	$4,066	$893		$27,118

Total identifiable assets at November 30, 2004	$271,829	$1,638,657	$1,039,706	$433,665	$450,310	$342,731		$4,176,898

For the Three Months Ended November 30, 2003
Net sales		$916,040	$502,944	$1,205,217	$150,625		$(285,482)	$2,489,344
Other revenues		2,869	21,098	7,181	812	$1,073		33,033

		918,909	524,042	1,212,398	151,437	1,073	(285,482)	2,522,377
Cost of goods sold		859,948	496,489	1,203,596	142,162		(285,482)	2,416,713
Marketing, general and administrative	$1,314	14,566	15,151	6,189	7,209	1,407		45,836

Operating (losses) earnings	(1,314)	44,395	12,402	2,613	2,066	(334)	—	59,828
Gain on legal settlement			(287)					(287)
Interest	(83)	3,799	3,245	1,154	3,516	(91)		11,540
Equity loss (income) from investments	3,131	(296)	(25)	(1,975)	(14,542)			(13,707)
Minority interests		3,689	233					3,922

(Loss) income before income taxes	$(4,362)	$37,203	$9,236	$3,434	$13,092	$(243)	$—	$58,360

Intersegment sales		$(27,136)	$(247,981)	$(10,365)			$285,482	$—

Goodwill		$3,185	$262		$23,605			$27,052

Capital expenditures		$32,389	$8,633	$2,998	$7,861	$352		$52,233

Depreciation and amortization	$312	$14,413	$5,220	$2,277	$3,816	$777		$26,815

Total identifiable assets at November 30, 2003	$269,320	$1,386,239	$1,113,530	$597,638	$508,118	$281,438		$4,156,283

Note 11.	Commitments and Contingencies

Environmental

      We incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas, refinery, of which $66.5 million has been spent at the Laurel refinery and $156.3 million has been spent by NCRA at the McPherson refinery as of November 30, 2004. We expect all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipate funding these projects with a combination of cash flows from operations and debt proceeds.

Guarantees

      We are a guarantor for lines of credit for related companies of which $32.1 million was outstanding as of November 30, 2004. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of November 30, 2004.

      We adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires disclosures to be

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

      We make seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., makes loans for agricultural purposes to individual producers. Some of these loans are sold to CoBank, and we guarantee a portion of the loans sold. In addition, we guarantee certain debt and obligations under contracts for our subsidiaries and members.

      Our obligations pursuant to our guarantees as of November 30, 2004 are as follows:

	Guarantee/	Exposure on
	Maximum	November 30,
Entities	Exposure	2004	Nature of Guarantee	Expiration Date	Triggering Event	Recourse Provisions

	(dollars in thousands)
Our financial services cooperative loans sold to CoBank	*	$6,002	10% of the obligations of borrowers (agri-cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower
Fin-Ag, Inc. agricultural loans sold to CoBank	*	20,486	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC
TEMCO, LLC	$25,000	4,650	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC
Third parties	*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment	None stated, but may be terminated by us at any time in regard to future obligations	Nonpayment	Subrogation against affiliates

		$32,138

*	Our bank covenants allow for guarantees of up to $150.0 million, but we are under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      The information in this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2004, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to our members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

      Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise . Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by us in the forward-looking statement or statements.

      The following factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following review should not be construed as exhaustive.

      We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

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

      We incur significant costs in complying with applicable laws and regulations. any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $66.5 million had been spent at the Laurel refinery and $156.3 million had been spent by NCRA at the McPherson refinery as of November 30, 2004. We expect all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and anticipate funding these projects with a combination of cash flows from operations and debt proceeds.

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

General

      We are a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, we are owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

      We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrients and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based products.

      We operate our businesses predominantly in the United States in five distinct segments: Agronomy, Energy, Country Operations and Services, Grain Marketing and Processed Grains and Foods. Together these business segments create vertical integration to link producers with consumers. The first two segments, Agronomy and Energy, produce and provide for the wholesale distribution of crop production inputs. The third segment, Country Operations and Services, serves as our owned retailer of a portion of these crop inputs and also serves as the first handler of a significant portion of the crops marketed and processed by us. The fourth segment, Grain Marketing, purchases and resells grains and oilseeds originated by the Country Operations and Services segment, and also by member cooperatives and third parties. The fifth business segment, Processed Grains and Foods, converts grains and oilseeds into value-added products.

      Corporate administrative expenses are allocated to all five business segments based on either direct usage for services that can be tracked, such as information technology and other shared services functions, or other factors and considerations relevant to the costs incurred. Administrative expenses are allocated to all segments, including segments comprised solely of investments and joint ventures.

      Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Agronomy and Country Operations and Services segments experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. The Grain Marketing segment is subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and crop drying seasons.

      Our revenues can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

      While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, where we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. These investments principally include our 50% ownership in each of the following companies; Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO), United Harvest, LLC (United Harvest), Ventura Foods, LLC (Ventura Foods), and our 24% ownership in Horizon Milling, LLC (Horizon).

      Agriliance is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC, was initially owned and governed 50% by us and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, our indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as our ownership or governance interest. In April 2003, we acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by us and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On

April 30, 2004, we purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. We continue to account for this investment using the equity method of accounting.

      The consolidated financial statements include our accounts and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is included in the Energy segment. All significant intercompany accounts and transactions have been eliminated.

Recent Developments

      Energy prices, driven primarily by global market conditions and strong demand for energy products, increased considerably during the three months ended November 30, 2004 when compared to the same three month period of the previous year. Commodity prices for grain decreased, compared to the high prices that were prevalent during most of fiscal 2004, primarily due to a strong fall harvest throughout most of the United States, which produced good yields and the quality of most crops rated in excellent and good condition.

Results of Operations

Comparison of the three months ended November 30, 2004 and 2003

      General. We recorded pretax earnings of $23.0 million during the three months ended November 30, 2004 compared to $58.4 million in the three months ended November 30, 2003, a decrease of $35.4 million (60%).

      The Agronomy segment generated pretax losses of $36.4 million for the three months ended November 30, 2004 compared to losses of $4.4 million for the three months ended November 30, 2003. The activity in this segment represents our proportionate share of losses from our investments and our interest and general and administrative expenses that are attributable to this segment. The increase in losses of $32.0 million is primarily due to a $35.0 million impairment of our investment in CF Industries, Inc. which was partially offset by improved performance from our other agronomy investments. As of November 30, 2004, we determined that the carrying value of our investment in CF Industries, Inc., a domestic fertilizer manufacturing company in which we hold a minority interest, should be reduced by $35.0 million, resulting in an impairment charge to our first quarter results. The net effect to income after taxes was $32.1 million. Natural gas, the primary component in nitrogen fertilizer, tends to be more expensive in the United States than in most other parts of the world. As a result, CF Industries, Inc. has incurred significant losses in recent years because of increased costs for raw materials while at the same time imports of less expensive nitrogen fertilizer have increased. Based upon this evaluation, we determined that it was appropriate to decrease our carrying value in the investment $35.0 million with an impairment charge to income for the three months ended November 30, 2004. Our proportionate share of earnings from our other agronomy investments improved by $2.5 million and general and administrative expenses improved by $0.5 million for the three months ended November 30, 2004 compared to the same period in 2003. Crop protection earnings improved, compared to the same period in 2003, primarily as a result of increased vendor rebates and competitive allowance programs, which were partially offset by increased losses within the southern retail operations as a result of adverse weather conditions in the southeastern region of the United States. General and administrative expenses decreased by $0.5 million compared to November 30, 2003 and is primarily the result of environmental and other expenses that are now charged directly to Agriliance.

      The Energy segment generated pretax earnings of $39.1 million for the three months ended November 30, 2004 compared with $37.2 million for the three months ended November 30, 2003. This increase in earnings of $1.9 million (5%) is primarily attributable to slightly higher margins on refined fuels products, which resulted mainly from increased global demand. Earnings on lubricants and petroleum equipment also improved, but were partially offset by decreased propane earnings, compared to the same three-month period of the previous year.

      The Country Operations and Services segment generated pretax earnings of $9.7 million for the three months ended November 30, 2004 compared to $9.2 million for the three months ended November 30, 2003. This increase in earnings of $0.5 million (5%) resulted primarily from increased revenues on services primarily related to grain storage and drying, and improved operating margins on crop protection products and sunflower processing, which was partially offset by a decrease in commissions from commodity hedging and insurance services. During the three months ended November 30, 2004, the Country Operations and Services segment recorded $0.3 million from the cash settlements of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      The Grain Marketing segment generated pretax earnings of $7.1 million for the three months ended November 30, 2004 compared to $3.4 million for the three months ended November 30, 2003. This increase in earnings of $3.7 million (106%) includes improved earnings of $2.7 million in our two exporting joint ventures, TEMCO and United Harvest. Strong demands for grains, which were exported out of the Pacific Northwest to Asia, and favorable ocean freight spreads contributed to the improved earnings for these two joint ventures. Earnings for our owned export facilities improved primarily due to increased service revenues related to grain handling activities and efficiencies that we achieved as new railcar shuttle unloading capabilities became operational.

      The Processed Grains and Foods segment generated pretax earnings of $3.8 million for the three months ended November 30, 2004 compared to $13.1 million for the three months ended November 30, 2003, a decrease in earnings of $9.3 million (71%). Oilseed processing earnings decreased $3.7 million, which was primarily the result of lower crushing margins partially offset by improved oilseed refining margins. Losses from our Mexican foods operations increased $2.6 million compared to the same three-month period of the previous year. This operation is currently undergoing repositioning efforts. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $1.9 million compared to the prior year. Our share of earnings from Horizon Milling, our wheat milling joint venture, decreased $1.1 million for the three months ended November 30, 2004 compared to the three months ended November 30, 2003.

      Net Income. Consolidated net income for the three months ended November 30, 2004 was $18.0 million compared to $50.7 million for the three months ended November 30, 2003, which represents a $32.7 million (65%) decrease.

      Net Sales. Consolidated net sales of $2.9 billion for the three months ended November 30, 2004 compared to $2.5 billion for the three months ended November 30, 2003, which represents a $447.9 million (18%) increase.

      Energy net sales of $1.4 billion increased $483.2 million (54%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. During the three months ended November 30, 2004 and 2003, the Energy segment recorded sales to the Country Operations and Services segment of $45.1 million and $27.1 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $483.2 million is comprised of an increase of $449.3 million related to price appreciation on refined fuels and propane products and $33.9 million due to higher sales volume, primarily on propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels products that we sell and we purchase the balance from other U.S. refiners and distributors. Refined fuels net sales increased $331.2 million (51%), of which $330.0 million was related to a net average price increase and $1.2 million was related to increased volumes. The sales price of refined fuels increased $0.47 per gallon (50%) and volumes increased slightly when comparing the three months ended November 30, 2004 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $82.4 million (65%), of which $48.6 million was related to a net average selling price increase and $33.8 million was due to increased volumes compared to the same three-month period in the previous year. Propane prices increased $0.25 per gallon (38%) and sales volume increased 19% in comparison to the same period of the prior year. Higher propane prices reflect lower industry stocks during the three months ended November 30, 2004 compared to the same period in 2003. The propane volume increase is primarily reflective of a wetter and cooler autumn, which increased demand for these products for crop drying and home heating use.

      Company-wide grain and oilseed net sales of $1.2 billion decreased $74.1 million (6%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. Sales to external customers by the Grain Marketing segment totaled $1,127.9 million and $1,194.9 million during the three months ended November 30, 2004 and 2003, respectively. Grain sales of the Country Operations and Services segment to external customers during these same periods were $74.5 million and $81.6 million, respectively. Sales of grain between the Country Operations and Services and Grain Marketing segments during these same periods were $199.5 million and $258.3 million, respectively. These intersegment sales are included for segment reporting purposes, but are eliminated on a consolidated basis. The net sales decrease of $74.1 million is attributable to decreased grain prices, which was partially offset by increased volumes during the three months ended November 30, 2004 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.38 per bushel (9%), which contributed $110.0 million to the decrease in net sales. Commodity prices in general decreased due to a strong fall 2004 harvest that produced good yields throughout most of the U.S. and the quality of most grains were rated as excellent or good. The average market price per bushel of soybeans, spring wheat and corn were approximately $2.22, $0.73 and $0.54 less than the prices on those same grains as compared to the three months ended November 30, 2003. Volumes increased 3% during the three months ended November 30, 2004 compared with the same period of a year ago, which partially offset the decrease in sales by $35.9 million. Wheat and soybeans reflected the largest volume increases, while corn volumes decreased compared to the three months ended November 30, 2003.

      Country operations non-grain net sales of $203.1 million increased by $29.8 million (17%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 primarily the result of increased sales of energy and crop nutrients products. The average selling price of energy products increased due to overall market conditions with volumes staying fairly consistent to the three months ended November 20, 2003. Crop nutrients average selling price increased primarily due to market conditions and volumes increased primarily due to weather conditions that allowed for the increased opportunity for sales of these products.

      Processed Grains and Foods segment net sales of $159.7 million increased $9.1 million (6%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. Oilseed processing sales increased $9.8 million, of which $5.9 million was due to higher sales volumes and $3.9 million was due to price appreciation. The average selling price of refined oilseed products increased $0.06 per pound, which was partially offset by a $37 per ton decrease in processed oilseed compared to the same three month period of the previous year. The volume increase is primarily due to the additional volumes of processed oilseed from our crushing plant in Fairmont, Minnesota that began operations during the first quarter of fiscal year 2004. The change in price is primarily related to overall global market conditions for soybean meal and oil.

      Other Revenues. Other revenues of $44.5 million increased $11.5 million (35%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The majority of our other revenue is generated within the Country Operations and Services and Grain Marketing segments. Our Country Operations and Services segment’s elevator and agri-service centers receive other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, along with hedging, financial and insurance services. The Grain Marketing segment records other revenues at our export terminals from activities related to loading vessels. Other revenues within the Country Operations and Services segment increased $6.9 million (33%) primarily due to increased grain storage and drying revenues, which were partially offset by decreased commissions on commodity hedging and insurance services. Other revenues within the Grain Marketing segment increased by $4.7 million (65%) compared to the same period of the prior year, primarily due to a faster turnaround on vessels that we load at our export terminals and operating efficiencies achieved through our new railcar shuttle unloading capabilities.

      Cost of Goods Sold. Cost of goods sold of $2.9 billion increased $456.0 million (19%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003.

      The Energy segment net cost of goods sold of $1.4 billion increased by $478.5 million (57%) during the three months ended November 30, 2004 compared to the same period of the prior year, primarily due to increased average costs. On a more product-specific basis, the average cost of refined fuels increased by $0.48 (53%) per gallon and volumes increased slightly compared to the three months ended November 30, 2003. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2003. The average per unit cost of crude oil purchased for the two refineries increased 60% compared to the three months ended November 30, 2003. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.26 (40%) per gallon along with a 19% increase in volumes compared to the three months ended November 30, 2003. The average price of propane increased due to higher input costs and volumes increased due to a wetter and cooler autumn, which caused higher demand for crop drying and home heating compared to the same period in the previous year.

      The cost of goods sold on all grains and oilseed procured through our Grain Marketing and Country Operations and Services segments of $1.2 billion decreased $70.8 million (6%) compared to the three months ended November 30, 2003, primarily the result of a $0.37 (8%) average cost per bushel decrease, which was partially offset by a 3% increase in volumes compared to the prior year. Overall commodity prices decreased compared to the same three-month period in the previous year, which was partially offset by an increase in volumes, primarily in wheat and soybeans. Commodity prices on soybeans, wheat and corn have decreased, compared to the high prices that were prevalent during the majority of fiscal 2004. Volumes of wheat and soybeans have increased, primarily as a result of global demand, while corn volumes have decreased.

      Country operations cost of goods sold, excluding the cost of grain procured by this segment, was $218.0 million and increased $33.4 million (18%) during the three months ended November 30, 2004 compared to the three months ended November 30, 2003, primarily due to energy and crop nutrients products. The average cost of energy products increased due to overall market condition while volumes stayed fairly consistent to the three months ended November 20, 2003. Crop nutrients average cost increased primarily due to market conditions and volumes increased primarily due to weather conditions that increased the demand for these products.

      The Processed Grains and Foods segment cost of goods sold of $157.1 million increased by $14.9 million (11%) compared to the three months ended November 30, 2003, which was primarily due to the increased cost of soybean crude oil and additional volumes of soybeans processed at our crushing plant in Fairmont, Minnesota.

      Marketing, General and Administrative. Marketing, general and administrative expenses of $47.9 million for the three months ended November 30, 2004 increased by $2.1 million (5%) compared to the three months ended November 30, 2003. The net increase is primarily due to higher administrative costs in the Country Operations and Services segment.

      Gain on Legal Settlements. The Country Operations and Services segment received cash of $0.3 million during the three months ended November 30, 2003 from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.

      Interest. Interest expense of $11.6 million for the three months ended November 30, 2004 increased slightly compared to the three months ended November 30, 2003. The average short-term interest rate increased 0.3% and was partially offset by a decrease in the average level of short-term borrowings of $246.9 million during the three months ended November 30, 2004 compared to the same period in 2003.

      Equity Income from Investments. Equity income from investments of $16.7 million for the three months ended November 30, 2004 increased by $3.0 million (22%) compared to the three months ended

November 30, 2003. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The increase in equity income from investments was primarily attributable to improved earnings from investments within our Grain Marketing segment of $2.7 million and decreased losses from our Agronomy segment investments of $2.5 million, which are partially offset by decreased earnings of $3.0 million from investments within our Processed Grains and Foods segment.

      The Grain Marketing segment generated increased earnings of $2.7 million, primarily in two exporting joint ventures due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $2.1 million increase in equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans. Similar conditions contributed to a $0.6 million improvement in equity income from our wheat exporting investment in United Harvest.

      The Agronomy segment recorded decreased losses of $2.5 million from equity investments. This improvement is primarily attributable to the wholesale crop protections operations of the Agriliance joint venture. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings improved compared to the same period in 2003 as a result of increased vendor rebates and competitive allowance; however, the prices of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients, are down 2% over last year, primarily due to a competitive, global supply environment, which has affected both price and volume. Southern retail operations losses increased compared to the same period in 2003 as a result of adverse weather conditions in the southeastern region of the United States.

      The Processed Grains and Foods segment reported decreased earnings of $3.0 million from equity investments. Ventura Foods, our oilseed-based products and packaged foods joint venture, recorded decreased earnings of $1.9 million and Horizon, our wheat milling joint venture, recorded decreased earnings of $1.1 million compared to the same three months in the previous year, primarily as a result of reduced margins due to higher input costs.

      Loss on Impairment of Investments. We recorded a pretax impairment loss on our CF Industries, Inc. investment of $35.0 million for the three months ended November 30, 2004.

      Minority Interests. Minority interests of $8.2 million for the three months ended November 30, 2004 increased by $4.3 million (109%) compared to the three months ended November 30, 2003. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended November 30, 2003. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.

      Income Taxes. Income tax expense of $5.0 million for the three months ended November 30, 2004 compares with $7.6 million for the three months ended November 30, 2003, resulting in effective tax rates of 21.8% and 13.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended November 30, 2004 and 2003. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Liquidity and Capital Resources

      On November 30, 2004, we had working capital, defined as current assets less current liabilities, of $616.9 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $493.4 million and a current ratio of 1.3 to 1.0 on August 31, 2004. On November 30, 2003, we had working capital of $489.3 million and a current ratio of 1.3 to 1.0 compared to working capital of $458.7 million and a current ratio of 1.3 to 1.0 on August 31, 2003. The increase in working capital between August 31, 2004 and November 30, 2004 is primarily due to the addition of

$125.0 million in long-term debt during this period. This financing was initiated in part to fund capital expenditures related to the low sulfur fuel regulations discussed below in Cash Flows from Investing Activities.

      We have committed lines of revolving credit which are used primarily to finance inventories and receivables consisting of a $750 million 364-day revolver and a $150 million three-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On November 30, 2004, there were no dollars outstanding on these lines of credit as we used the proceeds from the addition of $125.0 million in long-term debt previously mentioned, to pay down the revolving lines of credit. Our management believes we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

      Cash flows provided by operating activities were $78.4 million for the three months ended November 30, 2004. Cash flows used in operating activities were $160.5 million during the three months ended November 30, 2003. Volatility in cash flows from operations for these periods is primarily the result of changing grain prices as well as grain inventory quantities. On November 30, 2004, the market price per bushel of spring wheat, soybeans and corn decreased by $0.21 (6%), $0.93 (15%) and $0.35 (15%), respectively, when compared to their respective values on August 31, 2004, but due to harvest, there was an increase in grain inventories of 33.7 million bushels (222%) in the Country Operations and Services segment. The effect of declining grain prices contributed to the cash provided by operating activities during the three months ended November 30, 2004. On November 30, 2003, the market price per bushel of spring wheat, soybeans and corn were $0.30 (8%), $1.85 (31%), and $.01 (0%) greater than their respective values on August 31, 2003. These increases in grain prices, in combination with larger inventories of 25.6 million bushels and 14.0 million bushels for the Country Operations and Services and the Grain Marketing segments, respectively, had the effect of contributing significantly to an increase in net operating assets and liabilities compared to those on August, 31, 2003, thus using cash resources.

      Our operating activities provided net cash of $78.4 million during the three months ended November 30, 2004. Net income of $18.0 million, net non-cash expenses of $52.5 million, and a decrease in net operating assets and liabilities of $7.9 million, provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $27.1 million, loss on impairment of investment of $35.0 million and minority interests of $8.2 million, partially offset by income from equity investments of $16.7 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in the market price of grain as discussed in the preceding paragraph, which decreased grain inventory values and other related items such as hedging deposits that are included in other current assets.

      Our operating activities used net cash of $160.5 million during the three months ended November 30, 2003. Net income of $50.7 million and net non-cash expenses of $16.9 million were offset by an increase in net operating assets and liabilities of $228.1 million. The primary components of net non-cash expenses included depreciation and amortization of $26.8 million and minority interests of $3.9 million, which were partially offset by income from investments of $13.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in the market price of grain as previously discussed. Factors contributing to the price appreciation included a shortage of transportation and a perceived future shortage of soybeans due to poor late season growing conditions for that crop. A major part of the increase in net operating assets and liabilities was financed with short-term notes payable. Because the change in short-

term notes payable is shown in cash flows from financing activities, this source of cash does not offset the corresponding use of cash as part of the cash flows from operating activities in the Consolidated Statements of Cash Flows.

      We expect our net operating assets and liabilities to increase when compared to the levels on November 30, 2004, through the second quarter of fiscal 2005. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products at our country operations locations during the second fiscal quarter. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply, and at times to guarantee price. Harvest for several commodities was delayed due to wet weather conditions. Production forecasts indicated normal to above normal volumes for most commodities, and a strong harvest did produce good yields. Anticipation of adequate supply has had the effect of producing grain prices that are generally lower than the prices of a year ago. Although crude oil prices are at or near historical highs, related inventories and receivables are turned in a relatively short period, thus mitigating the effect on operating assets and liabilities. We believe that we have adequate capacity through our committed credit facility to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

      For the three months ended November 30, 2004 and 2003, the net cash flows used in our investing activities totaled $35.8 million and $4.6 million, respectively.

      The acquisition of property, plant and equipment comprised the primary use of cash totaling $63.9 million and $52.2 million for the three months ended November 30, 2004 and 2003, respectively. During the first quarter of the prior fiscal year, we entered into a sale-leaseback transaction for our Fairmont oilseed crushing facility equipment and received cash proceeds of $19.8 million from the sale. For the year ending August 31, 2005, we expect to spend approximately $313.9 million for the acquisition of property, plant and equipment. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $66.5 million has been spent at the Laurel refinery and $156.3 million has been spent by NCRA at the McPherson refinery as of November 30, 2004. We expect all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and anticipates funding these projects with a combination of cash flows from operations and debt proceeds.

      In October 2003, we and NCRA reached agreement with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. We and NCRA anticipate that their aggregate capital expenditures related to these settlements will total approximately $25.0 million to $30.0 million over the next seven years. Approximately 50 percent of the expenditures will be made over the first three years. We do not believe that the settlements will have a material adverse effect on us.

      Investments made during the three months ended November 30, 2004 and 2003 totaled $46 thousand and $10 thousand, respectively.

      During the three months ended November 30, 2004, the changes in notes receivable resulted in an increase in cash flows of $0.6 million, and during the three months ended November 30, 2003, a decrease in cash flows of $6.1 million, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil Company.

      Distributions to minority owners for the three months ended November 30, 2004 and 2003 were $3.1 million and $1.3 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members have decreased as a percent of earnings in fiscal years 2002 through 2005, when compared to prior years, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $5.9 million and $21.7 million for the three months ended November 30, 2004 and 2003, respectively. During the three months ended November 30, 2003, proceeds of $19.8 million were from a sale-leaseback transaction, as previously discussed. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $23.5 million and $31.0 million for the three months ended November 30, 2004 and 2003, respectively.

Cash Flows from Financing Activities

      We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2004, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $600.0 million 364-day revolver and a $100.0 million three-year revolver. The new committed credit facilities consist of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The terms of the new credit facilities are essentially the same as the terms of the credit facilities they replaced. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On November 30, 2004, August 31, 2004 and November 30, 2003, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $1.1 million, $116.1 million and $376.8 million, respectively. In September 2004, $125.0 million received from private placement proceeds was used to pay down our 364-day credit facility.

      We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $127.1 million, $131.2 million and $136.1 million on November 30, 2004, August 31, 2004 and November 30, 2003, respectively. Interest rates on November 30, 2004 ranged from 2.72% to 7.13%. Repayments of $4.1 million and $1.6 million were made on this facility during each of the three months ended November 30, 2004 and 2003, respectively.

      Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

      In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011.

      In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

      In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, as previously discussed. In April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011.

      In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the fiscal years 2011 through 2015.

      Through NCRA, we had revolving term loans outstanding of $11.3 million, $12.0 million and $14.3 million for the periods ended November 30, 2004, August 31, 2004 and November 30, 2003, respectively. Interest rates on November 30, 2004 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each of the three months ended November 30, 2004 and 2003.

      On November 30, 2004, we had total long-term debt outstanding of $802.5 million, of which $149.5 million was bank financing, $635.0 million was private placement debt and $18.0 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 has not materially changed during the three months ended November 30, 2004, other than for the $125.0 million of private placement debt discussed previously, of which repayments will start in 2011. On November 30, 2003, we had total long-term debt outstanding of $659.6 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.9 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2004.

      During the three months ended November 30, 2004 and 2003, we borrowed on a long-term basis $125.0 million and no dollars, respectively, and during the same periods repaid long-term debt of $6.5 million and $3.8 million, respectively.

      In accordance with the bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2004 are expected to be distributed during the second quarter of the fiscal year 2005. The cash portion of this distribution, deemed by our Board of Directors to be 30%, is expected to be approximately $50.1 million and is classified as a current liability on the November 30, 2004 and the August 31, 2004 consolidated balance sheets.

      Effective September 1, 2004, redemptions of capital equity certificates approved by our Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who will participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. These equity redemptions are not automatic, and will only be redeemed upon approval by our Board of Directors. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by our Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals. Total cash redemptions related to the year ended August 31, 2004, to be distributed in fiscal year 2005, are expected to be approximately $32.1 million, of which $0.2 million was redeemed during the three months ended November 30, 2004 compared to $1.3 million during the three months ended November 30, 2003.

      We expect to redeem an additional $20.0 million of capital equity certificates during the second quarter of fiscal year 2005 by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission on December 6, 2004.

      On November 30, 2004, we had 4,226,428 shares of Preferred Stock outstanding with a total redemption value of approximately $105.7 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

Off Balance Sheet Financing Arrangements

Lease Commitments:

      Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 have not materially changed during the three months ended November 30, 2004.

Guarantees:

      We are a guarantor for lines of credit for related companies of which $32.1 million was outstanding on November 30, 2004. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of November 30, 2004.

Debt:

      We have no material off balance sheet debt.

Contractual Obligations

      Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004. The total obligations have not materially changed during the three months ended November 30, 2004.

Critical Accounting Policies

      Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2004. There have been no changes to these policies during the three months ended November 30, 2004.

Effect of Inflation and Foreign Currency Transactions

      Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

      On May 19, 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (“FSP”) regarding Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of this statement had no material effect on us.

      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,”’ which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. We do not believe the adoption of this standard will have a significant impact on our financial statements.

      On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.

      On December 16, 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67”, which is effective for fiscal years beginning after June 15, 2005. Since this statement does not apply to our business, we believe it will not have any impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We have not yet determined what the effects of adopting this standard will have on us.

      On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, that replaces SFAS No. 123 and will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) is effective for public entities, other than small business issuers, as of the first interim or annual reporting period that begins after June 15, 2005. Since this statement does not apply to our business, we believe it will not have any impact on our financial statements.

      A pending pronouncement, Emerging Issues Task Force (EITF) 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” was discussed on September 29-30, 2004, and was ratified by the FASB on October 13, 2004. EITF 04-10 would provide guidance on the aggregation criteria found in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the FASB ratified the consensus in EITF 04-10, the FASB staff is in the process of drafting a proposed FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics and has delayed the effective date indefinitely pending the issuance of this FSP. We have not yet determined what effect this pronouncement will have on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      We did not experience any material changes in market risk exposures for the period ended November 30, 2004, that materially affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2004.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

      During the first quarter ended November 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

3.1	Resolution of our Board of Directors to amend our Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 15, 2004)
10.1	Note Purchase Agreement for Series H Senior Notes dated September 21, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2004)
10.2	Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-121161), filed on December 10, 2004)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ JOHN SCHMITZ

John Schmitz
Executive Vice President and
Chief Financial Officer

January 12, 2005

(Date)