Form 10-Q
period 2005-02-28
CHS INC
filed 2005-04-11
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2005.

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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at February 28, 2005

NONE	NONE

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2005.

Item 1.     Financial Statements
CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,	February 29,
	2005	2004	2004

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$193,533	$136,491	$98,506
Receivables	740,389	834,965	762,892
Inventories	935,788	723,893	1,001,276
Other current assets	316,753	273,355	493,864

Total current assets	2,186,463	1,968,704	2,356,538
Investments	516,785	575,816	522,340
Property, plant and equipment	1,310,581	1,249,655	1,156,256
Other assets	233,419	237,117	250,420

Total assets	$4,247,248	$4,031,292	$4,285,554

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$354,116	$116,115	$600,836
Current portion of long-term debt	34,704	35,117	18,606
Customer credit balances	115,045	88,686	126,653
Customer advance payments	79,319	64,042	111,317
Checks and drafts outstanding	67,918	64,584	102,304
Accounts payable	597,443	717,501	502,322
Accrued expenses	302,642	305,650	383,242
Dividends and equities payable	30,165	83,569	36,058

Total current liabilities	1,581,352	1,475,264	1,881,338
Long-term debt	750,123	648,701	636,964
Other liabilities	139,703	148,526	123,273
Minority interests in subsidiaries	139,838	130,715	119,769
Commitments and contingencies
Equities	1,636,232	1,628,086	1,524,210

Total liabilities and equities	$4,247,248	$4,031,292	$4,285,554

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

	(dollars in thousands)
Revenues:
Net sales	$2,407,805	$2,654,596	$5,345,053	$5,143,940
Other revenues	34,759	34,410	79,283	67,443

	2,442,564	2,689,006	5,424,336	5,211,383
Cost of goods sold	2,354,277	2,630,264	5,227,010	5,046,977
Marketing, general and administrative	58,293	51,050	106,209	96,886

Operating earnings	29,994	7,692	91,117	67,520
Gain on sale of investment	(3,448)		(3,448)
Gain on legal settlements		(405)		(692)
Interest	13,042	13,482	24,636	25,022
Equity loss (income) from investments	154	(18,080)	(16,529)	(31,787)
Loss on impairments of assets	13,397		48,397
Minority interests	4,726	3,220	12,915	7,142

Income before income taxes	2,123	9,475	25,146	67,835
Income taxes	(6,600)	964	(1,573)	8,585

Net income	$8,723	$8,511	$26,719	$59,250

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

	(dollars in thousands)
Cash flows from operating activities:
Net income	$8,723	$8,511	$26,719	$59,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,326	27,045	54,444	53,860
Noncash loss (income) from equity investments	154	(18,080)	(16,529)	(31,787)
Noncash loss on impairments of assets	13,397		48,397
Minority interests	4,726	3,220	12,915	7,142
Noncash portion of patronage dividends received	(216)	(2,519)	(437)	(2,830)
(Gain) loss on sale of property, plant and equipment	(1,027)	198	(2,236)	141
Gain on sale of investment	(3,448)		(3,448)
Other, net	265	313	555	540
Changes in operating assets and liabilities:
Receivables	99,852	56,820	84,614	11,798
Inventories	(94,307)	25,773	(211,687)	(189,113)
Other current assets and other assets	(56,532)	(200,256)	(46,866)	(323,170)
Customer credit balances	21,950	52,768	26,359	65,606
Customer advance payments	(33,238)	(57,054)	15,277	(12,079)
Accounts payable and accrued expenses	(201,765)	(106,537)	(124,666)	(16,263)
Other liabilities	(9,105)	5,069	(8,248)	11,718

Net cash used in operating activities	(223,245)	(204,729)	(144,837)	(365,187)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(59,007)	(49,989)	(122,863)	(102,222)
Proceeds from disposition of property, plant and equipment	2,082	8,078	7,953	29,742
Investments	(2,184)	(1,012)	(2,230)	(1,022)
Equity investments redeemed	14,425	16,010	36,945	43,503
Investments redeemed	1,110	2,657	2,093	6,115
Proceeds from sale of investment	7,420		7,420
Changes in notes receivable	8,498	248	9,116	(5,896)
Distribution to minority owners	(1,906)		(4,966)	(1,338)
Other investing activities, net	177	696	1,371	3,203

Net cash used in investing activities	(29,385)	(23,312)	(65,161)	(27,915)

Cash flows from financing activities:
Changes in notes payable	353,033	223,990	238,001	349,705
Long-term debt borrowings		445	125,000	445
Principal payments on long-term debt	(17,647)	(4,500)	(24,195)	(8,271)
Changes in checks and drafts outstanding	16,690	19,194	3,334	16,290
Expenses incurred — capital equity certificates redeemed for preferred stock	(78)	(53)	(78)	(53)
Preferred stock dividends paid	(2,113)	(1,874)	(4,226)	(3,748)
Retirements of equities	(19,058)	(1,583)	(19,285)	(2,851)
Cash patronage dividends paid	(51,511)	(28,158)	(51,511)	(28,158)

Net cash provided by financing activities	279,316	207,461	267,040	323,359

Net increase (decrease) in cash and cash equivalents	26,686	(20,580)	57,042	(69,743)
Cash and cash equivalents at beginning of period	166,847	119,086	136,491	168,249

Cash and cash equivalents at end of period	$193,533	$98,506	$193,533	$98,506

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies
      The unaudited consolidated balance sheets as of February 28, 2005 and February 29, 2004, and the statements of operations and cash flows for the three and six months ended February 28, 2005 and February 29, 2004 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2004 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Goodwill and Other Intangible Assets
      Goodwill was $18.5 million, $26.9 million and $27.1 million on February 28, 2005, August 31, 2004 and February 29, 2004, respectively, and is included in other assets in the consolidated balance sheets. During the three months ended February 28, 2005, we impaired goodwill related to our frozen prepared Mexican foods operation in Fort Worth, Texas by a pretax amount of $8.4 million.
      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). The gross carrying amount of these intangible assets is $34.8 million with total accumulated amortization of $14.2 million as of February 28, 2005. Intangible assets of $10 thousand and $179 thousand (non-cash) were acquired during the six months ended February 28, 2005 and February 29, 2004, respectively. Total amortization expense for intangible assets during the three-month and six-month periods ended February 28, 2005 and February 29, 2004, was $0.8 million and $0.8 million, respectively, and $1.6 million and $1.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will range from $1.6 million to $2.9 million.

Recent Accounting Pronouncements
      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’ “which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. We do not believe the adoption of this standard will have a significant impact on our financial statements.
      On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.
      On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.
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

Note 2.	Receivables

	February 28,	August 31,	February 29,
	2005	2004	2004

Trade	$754,251	$835,066	$743,714
Other	42,384	55,708	52,921

	796,635	890,774	796,635
Less allowances for doubtful accounts	56,246	55,809	33,743

	$740,389	$834,965	$762,892

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	February 28,	August 31,	February 29,
	2005	2004	2004

Grain and oilseed	$416,141	$308,207	$543,781
Energy	302,643	277,801	245,909
Feed and farm supplies	183,606	110,885	166,191
Processed grain and oilseed	32,084	25,740	44,210
Other	1,314	1,260	1,185

	$935,788	$723,893	$1,001,276

Note 4.	Derivative Assets and Liabilities
      Included in other current assets on February 28, 2005, August 31, 2004 and February 29, 2004 are derivative assets of $63.7 million, $91.3 million and $234.7 million, respectively. Included in accrued expenses on February 28, 2005, August 31, 2004 and February 29, 2004 are derivative liabilities of $81.7 million, $110.8 million and $189.1 million, respectively.

Note 5.	Investments
      During the three months ended February 28, 2005, we sold an investment held in the Corporate and Other segment for proceeds of $7.4 million and recorded a gain of $3.4 million.
      In November 2004, we evaluated the carrying value of our investment in CF Industries, Inc., a domestic fertilizer manufacturing company in which we hold a minority interest. Our carrying value of $153.0 million on that date consisted primarily of non-cash patronage refunds received from CF Industries, Inc. over the years. Based upon this evaluation, we determined that the carrying value of our CF Industries, Inc. investment should be reduced by $35.0 million, resulting in an impairment charge to our first fiscal quarter income. The net effect to income after taxes was $32.1 million.
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
      The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and Agriliance, LLC, for the balance sheets as of February 28, 2005, August 31, 2004 and February 29, 2004 and statements of operations for the three-month and six month periods as indicated below.

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Ventura Foods, LLC

	For the Three Months Ended		For the Six Months Ended

	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net sales	$327,042	$330,432	$712,221	$674,551
Gross profit	41,991	52,414	89,957	105,322
Net income	10,246	23,696	30,092	47,312

	February 28,	August 31,	February 29,
	2005	2004	2004

Current assets	$307,389	$286,613	$310,774
Non-current assets	258,370	258,270	238,052
Current liabilities	156,879	171,269	154,945
Non-current liabilities	199,711	194,547	196,077

Agriliance, LLC

	For the Three Months Ended		For the Six Months Ended

	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net sales	$507,851	$475,273	$1,106,013	$1,078,863
Gross profit	41,662	49,677	99,280	100,886
Net loss	(21,421)	(4,885)	(26,639)	(19,327)

	February 28,	August 31,	February 29,
	2005	2004	2004

Current assets	$1,566,572	$1,123,671	$1,440,998
Non-current assets	127,045	123,106	117,403
Current liabilities	1,376,875	878,814	1,247,764
Non-current liabilities	128,346	128,780	125,811

Note 6.	Property, Plant and Equipment
      During the three months ended February 28, 2005, we reduced the carrying value of our Newton, North Carolina Mexican foods facility by recording a pretax impairment charge of $5.0 million.

Note 7.	Notes Payable and Long-term Debt
      On September 21, 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt will be repaid in equal annual installments of $25.0 million during fiscal years 2011 through 2015. The proceeds were used to pay down our short-term debt.

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Equities
      The following provides unaudited changes in equity for the six-month periods as indicated below:

	February 28,	February 29,
	2005	2004

Balances, September 1, 2004 and 2003	$1,628,086	$1,481,711
Net income	26,719	59,250
Other comprehensive income	1,162	2,304
Patronage distribution	(169,437)	(93,445)
Patronage accrued 2004 and 2003	166,850	90,000
Equities retired	(19,285)	(2,851)
Equity retirements accrued 2004 and 2003	19,285	2,851
Equities issued in exchange for elevator properties	1,375	13,363
Preferred stock dividends	(4,226)	(3,748)
Preferred stock dividends accrued 2004 and 2003	1,409	1,249
Accrued dividends and equities payable 2005 and 2004	(17,350)	(28,109)
Other, net	1,644	1,635

Balances, February 28, 2005 and February 29, 2004	$1,636,232	$1,524,210

      During the three months ended February 28, 2005 we redeemed $20.0 million of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 9.	Comprehensive Income
      Total comprehensive income primarily consists of net income, additional minimum pension liability and cash flow hedges. For the three months ended February 28, 2005 and February 29, 2004, total comprehensive income amounted to $7.2 million and $10.3 million, respectively. For the six months ended February 28, 2005 and February 29, 2004, total comprehensive income amounted to $27.9 million and $61.6 million, respectively. Accumulated other comprehensive loss on February 28, 2005, August 31, 2004 and February 29, 2004 was $6.0 million, $7.1 million and $16.0 million, respectively.

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 10.	Employee Benefit Plans
      Employee benefit information for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

Employer contributions

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

Components of net periodic benefit cost for the three months ended February 28, 2005 and February 29, 2004:
Service cost	$3,054	$2,887	$165	$150	$190	$189
Interest cost	4,536	4,301	219	206	401	439
Return on plan assets	(6,839)	(6,872)
Prior service cost amortization	198	211	128	132	(72)	(43)
Actuarial loss (gain) amortization	1,173	1,037	30	26	(21)	27
Transition amount amortization					51	234
Recognized net actuarial loss					184
Other adjustments				251

Net periodic benefit cost	$2,122	$1,564	$542	$765	$733	$846

Components of net periodic benefit cost for the six months ended February 28, 2005 and February 29, 2004:
Service cost	$6,108	$5,774	$330	$300	$380	$377
Interest cost	9,071	8,602	438	411	802	879
Return on plan assets	(13,678)	(13,745)
Prior service cost amortization	396	422	257	263	(144)	(87)
Actuarial loss (gain) amortization	2,345	2,074	59	52	(41)	54
Transition amount amortization					101	468
Recognized net actuarial loss					367
Other adjustments				502

Net periodic benefit cost	$4,242	$3,127	$1,084	$1,528	$1,465	$1,691

      As of February 28, 2005, we expect to make a $9.1 million contribution to our pension plan during the year ended August 31, 2005. This anticipated contribution would be made by the National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%.

Note 11.	Segment Reporting
      On January 1, 2005, we realigned our business segments based on an assessment of how our businesses operate and the products and services they sell. As a result of this assessment, leadership changes were made, including the naming of a new executive vice president and chief operating officer, so that we now have three chief operating officers to lead our three business segments; Energy, Ag Business

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
and Processing. Prior to the realignment, we operated five business segments; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods.
      The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and from investment income in our agronomy joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, and from equity income in an oilseed food manufacturing and distribution joint venture. We have moved other business operations previously included in our operating segments to corporate and other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses include our insurance, hedging and other service activities related to crop production that were previously included in the Country Operations and Services segment ($30.9 million of revenues during the twelve months ended August 31, 2004), and our Mexican foods business previously included in our Processed Grains and Foods segment ($70.9 million of revenues during the twelve months ended August 31, 2004).
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
      Expenses that are incurred at the corporate level for the purpose of the general operation of our business are allocated to the segments based upon factors which management considers to be non-symmetrical. Nevertheless, due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.
      Segment information for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

				Corporate
		Ag		and	Reconciling
	Energy	Business	Processing	Other	Amounts	Total

For the Three Months Ended February 28, 2005
Net sales	$1,161,979	$1,135,715	$132,542	$15,363	$(37,794)	$2,407,805
Other revenues	1,936	23,323	903	8,597		34,759

	1,163,915	1,159,038	133,445	23,960	(37,794)	2,442,564
Cost of goods sold	1,121,460	1,123,747	131,019	15,845	(37,794)	2,354,277
Marketing, general and administrative	16,425	25,618	5,555	10,695		58,293

Operating earnings (losses)	26,030	9,673	(3,129)	(2,580)	—	29,994
Gain on sale of investment				(3,448)		(3,448)
Interest	3,199	4,649	3,234	1,960		13,042
Equity (income) loss from investments	(739)	6,858	(5,922)	(43)		154
Loss on impairments of assets				13,397		13,397
Minority interests	4,517	(24)		233		4,726

Income (loss) before income taxes	$19,053	$(1,810)	$(441)	$(14,679)	$—	$2,123

Intersegment sales	$(34,484)	$(3,035)	$(275)		$37,794	$—

Capital expenditures	$51,652	$4,189	$1,388	$1,778		$59,007

Depreciation and amortization	$14,779	$7,513	$3,489	$1,545		$27,326

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

				Corporate
		Ag		and	Reconciling
	Energy	Business	Processing	Other	Amounts	Total

For the Three Months Ended February 29, 2004
Net sales	$906,251	$1,586,249	$176,482	$16,775	$(31,161)	$2,654,596
Other revenues	875	22,532	975	10,028		34,410

	907,126	1,608,781	177,457	26,803	(31,161)	2,689,006
Cost of goods sold	892,386	1,582,081	171,950	15,008	(31,161)	2,630,264
Marketing, general and administrative	16,716	20,560	4,942	8,832		51,050

Operating (losses) earnings	(1,976)	6,140	565	2,963	—	7,692
Gain on legal settlements		(405)				(405)
Interest	3,714	4,497	3,252	2,019		13,482
Equity loss (income) from investments	7	(4,233)	(13,802)	(52)		(18,080)
Minority interests	2,707			513		3,220

(Loss) income before income taxes	$(8,404)	$6,281	$11,115	$483	$—	$9,475

Intersegment sales	$(28,309)	$(2,852)			$31,161	$—

Capital expenditures	$36,089	$6,337	$811	$6,752		$49,989

Depreciation and amortization	$14,434	$7,839	$3,343	$1,429		$27,045

For the Six Months Ended February 28, 2005
Net sales	$2,579,144	$2,541,468	$274,918	$32,720	$(83,197)	$5,345,053
Other revenues	4,625	57,194	1,815	15,649		79,283

	2,583,769	2,598,662	276,733	48,369	(83,197)	5,424,336
Cost of goods sold	2,477,836	2,528,414	271,051	32,906	(83,197)	5,227,010
Marketing, general and administrative	30,403	46,105	9,673	20,028		106,209

Operating earnings (losses)	75,530	24,143	(3,991)	(4,565)	—	91,117
Gain on sale of investment				(3,448)		(3,448)
Interest	6,371	8,882	6,266	3,117		24,636
Equity (income) loss from investments	(1,468)	2,873	(17,436)	(498)		(16,529)
Loss on impairments of assets		35,000		13,397		48,397
Minority interests	12,462	(24)		477		12,915

Income (loss) before income taxes	$58,165	$(22,588)	$7,179	$(17,610)	$—	$25,146

Intersegment sales	$(79,551)	$(3,305)	$(341)		$83,197	$—

Goodwill	$3,041	$250		$15,169		$18,460

Capital expenditures	$105,129	$12,573	$2,320	$2,841		$122,863

Depreciation and amortization	$29,516	$14,813	$6,919	$3,196		$54,444

Total identifiable assets at February 28, 2005	$1,741,443	$1,673,294	$418,371	$414,140		$4,247,248

For the Six Months Ended February 29, 2004
Net sales	$1,822,291	$3,038,819	$309,028	$34,854	$(61,052)	$5,143,940
Other revenues	3,744	44,257	1,782	17,660		67,443

	1,826,035	3,083,076	310,810	52,514	(61,052)	5,211,383
Cost of goods sold	1,752,334	3,026,575	298,123	30,997	(61,052)	5,046,977
Marketing, general and administrative	31,282	39,514	9,491	16,599		96,886

Operating earnings	42,419	16,987	3,196	4,918	—	67,520
Gain on legal settlements		(692)				(692)
Interest	7,513	8,351	6,149	3,009		25,022
Equity income from investments	(289)	(3,046)	(28,344)	(108)		(31,787)
Minority interests	6,396			746		7,142

Income before income taxes	$28,799	$12,374	$25,391	$1,271	$—	$67,835

Intersegment sales	$(55,445)	$(5,607)			$61,052	$—

Goodwill	$3,185	$262		$23,605		$27,052

Capital expenditures	$68,478	$17,927	$6,459	$9,358		$102,222

Depreciation and amortization	$28,847	$15,521	$6,533	$2,959		$53,860

Total identifiable assets at February 29, 2004	$1,336,458	$1,924,871	$491,343	$532,882		$4,285,554

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 12.	Commitments and Contingencies

Environmental
      We incur capital expenditures related to the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $76.3 million has been spent at our Laurel refinery and $192.6 million has been spent by NCRA at the McPherson refinery as of February 28, 2005. We expect these compliance projects at the refineries to be complete by December 31, 2005, and anticipate funding them with a combination of cash flows from operations and debt proceeds.

Guarantees
      We are a guarantor for lines of credit for related companies, of which $31.8 million was outstanding as of February 28, 2005. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of February 28, 2005.
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

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Our obligations pursuant to our guarantees as of February 28, 2005 are as follows:

	Guarantee/	Exposure on
	Maximum	February 28,	Nature of				Assets Held
Entities	Exposure	2005	Guarantee	Expiration Date	Triggering Event	Recourse Provisions	as Collateral

	(dollars in thousands)
Our financial services cooperative loans sold to CoBank	*	$10,660	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	18,141	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000	2,350	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	637	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment	None stated, but may be terminated by us at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$31,788

*	Our bank covenants allow for guarantees of up to $150.0 million, but we are under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
      The information in this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2005, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to our members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
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
      We incur significant costs in complying with applicable laws and regulations. any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $76.3 million had been spent at our Laurel refinery and $192.6 million had been spent by NCRA at the McPherson refinery as of February 28, 2005. We expect all of these compliance projects at the refineries to be completed by December 31, 2005, and anticipate funding them with a combination of cash flows from operations and debt proceeds.
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
      We operate some of our business through joint ventures in which our rights to control business decisions are limited. Several parts of our business, including in particular, our agronomy business and portions of our grain marketing, wheat milling and foods businesses, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.
General
      We are a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, we are owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.
      We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrients and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the Midwestern and Western regions of the United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based products.

      We operate our businesses predominantly in the United States in three distinct segments: Energy, Ag Business and Processing. Together these business segments create vertical integration to link producers with consumers. The Energy segment produces and provides for the wholesale distribution of energy products. The Ag Business segment serves as our Company-owned retailer of energy, agronomy and other crop production inputs, and purchases and resells grains and oilseeds from member cooperatives and third parties, and holds our 50% equity ownership interests in Agriliance, LLC, a wholesale distributor of agronomy products. The Processing segment converts grains and oilseeds into value-added products.
      Corporate administrative expenses are allocated to all business segments based on either direct usage for services that can be tracked, such as information technology and legal services, or other factors and considerations relevant to the costs incurred.
      Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Certain business segments are subject to varying seasonal fluctuations. For example, the Ag Business segment experiences higher volumes and income during the spring planting season and in the fall, which corresponds to producer harvest. Other factors affecting the Ag Business segment volumes and profitability include world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest. Other energy products, such as propane, experience higher volumes and profitability during the winter heating and crop drying seasons.
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
      Agriliance is owned and governed by Land O’Lakes, Inc. (50%) and United Country Brands, LLC (50%). United Country Brands, LLC, was initially owned and governed 50% by us and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, our indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as our ownership or governance interest. In April 2003, we acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by us and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, we purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. We continue to account for this investment, in the Ag Business segment, using the equity method of accounting.

      The consolidated financial statements include our accounts and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is included in the Energy segment. All significant intercompany accounts and transactions have been eliminated.
Recent Developments
      Energy prices, driven primarily by global market conditions and strong demand for energy products, increased considerably during the six months ended February 28, 2005 when compared to the same period of the previous year. Commodity prices for grain decreased, compared to the high prices that were prevalent during most of fiscal 2004, primarily due to a strong fall harvest throughout most of the United States, which produced good yields and the quality of most crops rated in excellent and good condition.
Results of Operations

Comparison of the three months ended February 28, 2005 and February 29, 2004
      General. We recorded pretax earnings of $2.1 million during the three months ended February 28, 2005 compared to $9.5 million in the three months ended February 29, 2004, a decrease of $7.4 million (78%).
      Our Energy segment generated pretax earnings of $19.1 million for the three months ended February 28, 2005 compared with pretax losses of $8.4 million for the three months ended February 29, 2004. This increase in earnings of $27.5 million is primarily attributable to higher margins on refined fuels, which resulted mainly from increased global demand, but were partially offset by decreased propane earnings, compared to the same three-month period of the previous year. The most significant contributing factor for the decrease in propane earnings was reduced volumes due to a warmer winter compared to last year.
      Our Ag Business segment generated pretax losses of $1.8 million for the three months ended February 28, 2005 compared to pretax earnings of $6.3 million for the three months ended February 29, 2004. This decrease in earnings of $8.1 million (129%) is primarily related to earnings decline of $11.3 million in our agronomy equity investments, partially offset by improved earnings of $2.2 million from our country operations and grain marketing operations.
      Our Processing segment generated pretax losses of $0.4 million for the three months ended February 28, 2005 compared to pretax earnings of $11.1 million for the three months ended February 29, 2004, a decrease in earnings of $11.5 million (104%). Oilseed processing earnings decreased $4.1 million, which was primarily the result of lower crushing margins, partially offset by improved oilseed refining margins. Because of lower ocean freight rates at west coast export facilities compared to ocean freight at other domestic export facilities, soybeans grown in proximity to our crushing plants were in high demand for export to Asia during the three and six months ended February 28, 2005. This situation had the effect of increasing the price of soybeans available for processing at crushing plants in southwestern Minnesota compared to the price of soybeans available to crushers in other geographical areas, thus reducing soybean meal margins at our two facilities. We anticipate that this situation will improve as the South American soybean crop is harvested and Asian soybean crushing companies have access to another source of soybeans. Another factor affecting the increase in soybean prices was that the Minnesota harvest was below that of the previous years’ harvests. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $6.7 million compared to the prior year. Also, our share of earnings from Horizon Milling, our wheat milling joint venture, decreased $1.2 million for the three months ended February 28, 2005 compared to the three months ended February 29, 2004.
      Our Corporate and Other segment generated pretax losses of $14.7 million for the three months ended February 28, 2005 compared to pretax earnings of $0.5 million for the three months ended February 29, 2004, a decrease in earnings of $15.2 million. Our Mexican foods operations had increased losses of $3.0 million which includes repositioning costs. Also included in the pretax loss for the fiscal quarter is a $13.4 million impairment charge to reduce the carrying value of our Newton, North Carolina

Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas. The net effect of the impairment to income after taxes was $8.2 million. Business solutions had decreased earnings of $2.2 million, and corporate had a $3.4 million gain on a sale of an investment which partially offset the losses as compared to the previous years three-month period ended February 29, 2004.
      Net Income. Consolidated net income for the three months ended February 28, 2005 was $8.7 million compared to $8.5 million for the three months ended February 29, 2004, which represents a $0.2 million (2%) increase in earnings.
      Net Sales. Consolidated net sales of $2.4 billion for the three months ended February 28, 2005 compared to $2.7 billion for the three months ended February 29, 2004, which represents a $246.8 million (9%) decrease.
      Our Energy segment net sales, including elimination of intersegment sales, of $1.1 billion increased $249.5 million (28%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004. During the three months ended February 28, 2005 and February 29, 2004, the Energy segment recorded sales to the Ag Business segment of $34.5 million and $28.3 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $249.5 million is comprised of an increase of $258.2 million related to price appreciation on refined fuels and propane products, partially offset by $8.7 million in reduced sales volume. Reduced volumes are primarily a decrease in propane products, partially offset by increased volumes of refined fuels. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $216.1 million (42%), of which $161.9 million was related to a net average selling price increase and $54.2 million was related to increased volumes. The sales price of refined fuels increased $0.31 per gallon (32%) and volumes increased 8% when comparing the three months ended February 28, 2005 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $11.6 million (5%), of which $48.5 million was related to a net average selling price increase, partially offset by $36.9 million, which was due to decreased volumes compared to the same three-month period in the previous year. Propane prices increased $0.15 per gallon (21%) and sales volume decreased 13% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the three months ended February 28, 2005 compared to the same period in 2004. The propane volume decrease is primarily reflective of a warmer winter and reduced home heating use as compared to the three months ended February 29, 2004.
      Our Ag Business segment net sales, including elimination of intersegment sales, of $1.1 billion decreased $450.7 million (28%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004. Grain net sales in the Ag Business segment totaled $995.8 million and $1,449.6 million during the three months ended February 28, 2005 and February 29, 2004, respectively. The net sales decrease of $453.8 million is attributable to decreased volumes accounting for $292.7 million and $161.1 million related to decreased average selling grain prices, during the three months ended February 28, 2005 compared to the same period last fiscal year. Volumes decreased 23% during the three months ended February 28, 2005 compared with the same period of a year ago. Corn, soybeans and winter wheat reflected the largest volume decreases compared to the three months ended February 29, 2004. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.40 per bushel (7%). Commodity prices in general decreased due to a strong fall 2004 harvest that produced good yields throughout most of the United States and the quality of most grains were rated as excellent or good. The average market price per bushel of soybeans, spring wheat and corn were approximately $2.90, $0.67 and $0.66, respectively, less than the prices on those same grains as compared to the three months ended February 29, 2004. The decreases in our grain volumes are offset by increased volumes in our two Pacific Northwest export equity investments. Ag Business segment non-grain net sales of $136.9 million increased by $3.1 million (2%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004, primarily the result of increased sales of energy, partially offset by decreased feed sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the three months ended February 29, 2004.
      Our Processing segment net sales, including elimination of intersegment sales, of $132.3 million decreased $44.2 million (25%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004. Oilseed processing sales decreased $44.2 million (25%), of which $36.7 million was due to lower average sales price and $7.5 million was due to reduced sales volumes. The average selling price of processed oilseed decreased $65 per ton and the average selling price of refined oilseed products decreased $0.03 per pound compared to the same three-month period of the previous year. The volume decrease is primarily due to 4% fewer bushels processed. The change in price is primarily related to overall global market conditions for soybean meal and oil.
      Our Corporate and Other segment net sales of $15.4 million decreased $1.4 million (8%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004 and is solely comprised of our Mexican foods operations.
      Other Revenues. Other revenues of $34.8 million increased $0.3 million (1%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004. The majority of our other revenue is generated within our Ag Business and Corporate and Other segments. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within the Ag Business segment increased $0.8 million (4%), which were partially offset by the Corporate and Other segment decrease of $1.4 million (14%), which includes reduced commissions on insurance services and commodity hedging. Our Energy segment other revenues increased $1.1 million.
      Cost of Goods Sold. Cost of goods sold of $2.4 billion decreased $276.0 million (10%) during the three months ended February 28, 2005 compared to the three months ended February 29, 2004.
      Our Energy segment cost of goods sold, including elimination of intersegment, of $1.1 billion increased by $222.9 million (26%) during the three months ended February 28, 2005 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.27 (27%) per gallon and volumes increased 8% compared to the three months ended February 29, 2004. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 29, 2004. The average per unit cost of crude oil purchased for the two refineries increased 26% compared to the three months ended February 29, 2004. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.16 (23%) per gallon, offset by a 13% decrease in volumes compared to the three months ended February 29, 2004. The average price of propane increased due to higher input costs and relates to global demand, and volumes decreased due to a warmer winter, which caused reduced home heating demand compared to the same period in the previous year.
      Our Ag Business cost of goods sold, including elimination of intersegment, of $1.1 billion decreased $458.5 million (29%) during the three months ended February 28, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $977.1 million and $1,438.4 million during the three months ended February 28, 2005 and February 29, 2004, respectively. Grains and oilseed procured through our Ag Business segment decreased (32%) compared to the three months ended February 29, 2004, primarily the result of a 23% decrease in volumes and $0.55 (12%) average cost per bushel decrease as compared to the prior year. Corn, soybeans and winter wheat reflected the largest volume decreases compared to the three months ended February 29, 2004. Volumes of corn, soybeans and winter wheat have decreased, primarily as a result of global demand. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment increased primarily due to energy products, partially offset by decreased cost of feed products. The average cost of energy products increased due to overall market conditions while volumes stayed fairly consistent to the three months ended February 29, 2004.
      Our Processing segment cost of goods sold, including elimination of intersegment, of $130.7 million decreased $41.2 million (24%) compared to the three months ended February 29, 2004, which was primarily due to decreased input cost of soybeans processed at our two crushing plants.
      Our Corporate and Other segment cost of goods sold of $15.8 million increased $0.8 million (6%) compared to the three months ended February 29, 2004, and is solely comprised of our Mexican foods operations.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $58.3 million for the three months ended February 28, 2005 increased by $7.2 million (14%) compared to the three months ended February 29, 2004. The net increase is primarily due to higher administrative costs in our Ag Business segment and inflation.
      Gain on Sale of Investment. During the second quarter of fiscal 2005, our Corporate and Other segment sold stock in an investment, we received cash of $7.4 million from the sale and recorded a gain of $3.4 million.
      Gain on Legal Settlements. Our Ag Business segment received cash of $0.4 million during the three months ended February 29, 2004 from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Interest. Interest expense of $13.0 million for the three months ended February 28, 2005 decreased $0.4 million (3%) compared to the three months ended February 29, 2004. The average level of short-term borrowings decreased $386.0 million and was partially offset by the average short-term interest rate increase of 1.0% during the three months ended February 28, 2005 compared to the same period in 2004.
      Equity Loss (Income) from Investments. Equity loss from investments of $0.2 million for the three months ended February 28, 2005 unfavorably changed by $18.2 million (101%) compared to the three months ended February 29, 2004. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity loss (income) from investments was primarily attributable to decreased earnings from investments within our Ag Business segment of $11.1 million and Processing segment of $7.9 million, which are partially offset by increased earnings of $0.7 million from investments within our Energy segment.
      Our Ag Business segment generated reduced earnings of $11.1 million from equity investments. Losses in our equity investment in Agriliance increased $12.4 million and are primarily attributable to losses in the retail operations of that joint venture. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings improved compared to the same period in 2004 as a result of increased vendor rebates and competitive allowances; however, the prices of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients were up 5% over last year. Southern retail operations losses increased compared to the same period in 2004 as a result of adverse weather conditions in the southeastern region of the United States, partially offset by an improvement in a Canadian joint venture earnings of $1.1 million. Equity earnings in other Ag Business segment joint ventures were essentially unchanged compared to the same three-month period in the previous year.
      Our Processing segment generated reduced earnings of $7.9 million from equity investments. Ventura Foods, our oilseed-based products and packaged foods joint venture, recorded decreased earnings of $6.7 million and Horizon, our wheat milling joint venture, recorded decreased earnings of $1.2 million compared to the same three months in the previous year, primarily as a result of reduced margins due to higher input costs.
      Our Energy segment generated improved earnings of $0.7 million related to improved pipeline margins in an NCRA equity investment.
      Loss on Impairments of Assets. We recorded a pretax impairment loss on our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations of $13.4 million during the three months ended February 28, 2005.
      Minority Interests. Minority interests of $4.7 million for the three months ended February 28, 2005 increased by $1.5 million (47%) compared to the three months ended February 29, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended February 29, 2004. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.
      Income Taxes. Income tax benefit of $6.6 million for the three months ended February 28, 2005 compares with income tax expense of $1.0 million for the three months ended February 29, 2004. Excluding the Mexican foods impairments previously discussed, the resulting effective tax rates for the three months ended February 28, 2005 and February 29, 2004 were (8.9%) and 10.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 28, 2005 and February 29, 2004. The income taxes and effective tax rate vary each period upon profitability and nonpatronage business activity during each of the comparable periods.

Comparison of the six months ended February 28, 2005 and February 29, 2004
      General. We recorded pretax earnings of $25.1 million during the six months ended February 28, 2005 compared to $67.8 million in the six months ended February 29, 2004, a decrease of $42.7 million (63%). This decrease is attributable to impairment charges we considered appropriate for under-performing assets. These assets consist of our investment in CF Industries, for which we recorded a $35.0 million charge in the first quarter of the current fiscal year ($32.1 million after taxes) and a $13.4 million charge ($8.2 million after taxes) during the current fiscal quarter to reduce the carrying value of our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas.
      Our Energy segment generated pretax earnings of $58.2 million for the six months ended February 28, 2005 compared with $28.8 million for the six months ended February 29, 2004. This increase in earnings of $29.4 million (102%) is primarily attributable to higher margins on refined fuels, which resulted mainly from increased global demand, but were partially offset by decreased propane earnings, compared to the same six-month period of the previous year.
      Our Ag Business segment generated pretax losses of $22.6 million for the six months ended February 28, 2005 compared to earnings of $12.4 million for the six months ended February 29, 2004. The activity in this segment includes our proportionate share of losses from our agronomy related investments. The decrease in earnings of $35.0 million is primarily due to a $35.0 million impairment of our investment in CF Industries, Inc. During the first quarter of fiscal year 2005, we determined that the carrying value of our investment in CF Industries, Inc., a domestic fertilizer manufacturing company in which we hold a minority interest, should be reduced by $35.0 million, resulting in an impairment charge to our first quarter results. The net effect to income after taxes was $32.1 million. Natural gas, the primary component in nitrogen fertilizer, tends to be more expensive in the United States than in most other parts of the world. As a result, CF Industries, Inc. has incurred significant losses in recent years because of increased costs for raw materials while at the same time imports of less expensive nitrogen fertilizer have increased. Based upon this evaluation, we determined that it was appropriate to decrease our carrying value in the investment by $35.0 million with an impairment charge to income during the fiscal quarter ended November 30, 2004. Our proportionate share of earnings from our other agronomy equity investments decreased by $8.8 million for the six months ended February 28, 2005 compared to the same period in

2004. Partially offsetting the agronomy investment losses are earnings in our grain marketing and country operations businesses with improved earnings of $7.3 million.
      Our Processing segment generated pretax earnings of $7.2 million for the six months ended February 28, 2005 compared to pretax earnings of $25.4 million for the six months ended February 29, 2004, a decrease in earnings of $18.2 million (72%). Oilseed processing earnings decreased $7.8 million, which was primarily the result of lower crushing margins, partially offset by improved oilseed refining margins. Because of lower ocean freight rates at west coast export facilities compared to ocean freight at other domestic export facilities, soybeans grown in proximity to our crushing plants were in high demand for export to Asia during the three and six months ended February 28, 2005. This situation had the effect of increasing the price of soybeans available for processing at crushing plants in southwestern Minnesota compared to the price of soybeans available to crushers in other geographical areas, thus reducing soybean meal margins at our two facilities. We anticipate that this situation will improve as the South American soybean crop is harvested and Asian soybean crushing companies have access to another source of soybeans. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $8.6 million compared to the prior year. Also, our share of earnings from Horizon, our wheat milling joint venture, decreased $2.3 million for the six months ended February 28, 2005 compared to the six months ended February 29, 2004.
      Our Corporate and Other segment generated pretax losses of $17.6 million for the six months ended February 28, 2005 compared to pretax earnings of $1.3 million for the six months ended February 29, 2004, a decrease in earnings of $18.9 million. Our Mexican foods operations reflected increased losses of $5.7 million, and includes repositioning costs. Also included in the loss for the quarter is a $13.4 million impairment charge to reduce the carrying value of our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas. The net effect of the impairment to income after taxes was $8.2 million. Business solutions had reflected decreased earnings of $3.2 million, primarily as a result of reduced hedging and insurance income. These decreases in earnings were partially offset by $3.4 million in a gain on sale of investment held in the Corporate and Other segment as compared to the previous years six-month period ended February 29, 2004.
      Net Income. Consolidated net income for the six months ended February 28, 2005 was $26.7 million compared to $59.3 million for the six months ended February 29, 2004, which represents a $32.6 million (55%) decrease.
      Net Sales. Consolidated net sales of $5.3 billion for the six months ended February 28, 2005 compared to $5.1 billion for the six months ended February 29, 2004, which represents a $201.1 million (4%) increase.
      Our Energy segment net sales, including elimination of intersegment sales, of $2.5 billion increased $732.7 million (41%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004. During the six months ended February 28, 2005 and February 29, 2004, the Energy segment recorded sales to the Ag Business segment of $79.6 million and $55.4 million, respectively. The net sales increase of $732.7 million is comprised of a net increase of $707.5 million related to price appreciation on refined fuels and propane products and $25.2 million related to a net increase in sales volume. Increased volumes are primarily in refined fuels, partially offset by decreased propane products. Refined fuels net sales increased $547.2 million (47%), of which $489.4 million was related to a net average selling price increase and $57.8 million was related to increased volumes. The sales price of refined fuels increased $0.40 per gallon (42%) and volumes increased 4% when comparing the six months ended February 28, 2005 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $94.0 million (26%), of which $99.5 million was related to a net average selling price increase, partially offset by $5.5 million, due to decreased volumes compared to the same six-month period in the previous year. Propane prices increased $0.19 per gallon (28%) and sales volume decreased 1% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the six months ended February 28, 2005 compared to the same period in 2004. The propane volume net decrease is primarily reflective of a warmer winter and reduced home heating usage as compared to the six months ended February 29, 2004.
      Our Ag Business segment net sales, including elimination of intersegment sales, of $2.5 billion decreased $495.1 million (16%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004. Grain net sales in the Ag Business segment totaled $2,198.2 million and $2,726.1 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The net sales decrease of $527.9 million is attributable to decreased average selling grain prices of $269.7 million, and $258.2 million was related to decreased volumes during the six months ended February 28, 2005 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.59 per bushel (10%). Commodity prices in general decreased due to a strong fall 2004 harvest that produced good yields throughout most of the United States and the quality of most grains were rated as excellent or good. The average market price per bushel of soybeans, spring wheat and corn were approximately $2.42, $0.58 and $0.63, respectively, less than the prices on those same grains as compared to the six months ended February 29, 2004. Volumes decreased 11% during the six months ended February 28, 2005 compared with the same period of a year ago. Corn, soybeans and winter wheat reflected the largest volume decreases compared to the six months ended February 29, 2004. The decreases in grain volumes are offset by increased volumes in our two Pacific Northwest equity investments. Ag Business segment non-grain net sales of $339.9 million increased by $32.8 million (11%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004, primarily the result of increased sales of energy and crop nutrient products, partially offset by decreased feed sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the six months ended February 29, 2004.
      Our Processing segment net sales, including elimination of intersegment sales, of $274.6 million decreased $34.4 million (11%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004. Oilseed processing sales decreased $34.4 million (11%), of which $31.6 million was due to lower average sales price and $2.8 million was due to reduced sales volumes. The average selling price of processed oilseed decreased $52 per ton and the average selling price of refined oilseed products decreased $0.01 per pound compared to the same six-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.
      Our Corporate and Other segment net sales of $32.7 million decreased $2.1 million (6%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004, and is solely comprised of our Mexican foods operations.
      Other Revenues. Other revenues of $79.3 million increased $11.8 million (18%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004. The majority of our other revenue is generated within the Ag Business and Corporate and Other segments. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within the Ag Business segment increased $12.9 million (29%) primarily due to increased grain storage and drying revenues. Corporate and Other segment other revenues decreased $2.0 million (11%) related to decreased commissions on commodity hedging and insurance services.
      Cost of Goods Sold. Cost of goods sold of $5.2 billion increased $180.0 million (4%) during the six months ended February 28, 2005 compared to the six months ended February 29, 2004.
      Our Energy segment cost of goods sold, including elimination of intersegment, of $2.4 billion increased by $701.4 million (41%) during the six months ended February 28, 2005 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.39 (41%) per gallon and volumes increased 4% compared to the six months ended February 29, 2004. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 29, 2004. The average per unit cost of crude oil purchased for the two refineries increased 43% compared to the six months ended February 29, 2004. The average cost of propane increased $0.20 (30%) per gallon, partially offset by a 1% decrease in volumes compared to the six months ended February 29, 2004. The average price of propane increased due to higher input costs related to global demand, and volumes decreased due to a warmer winter, which caused less demand for home heating compared to the same period in the previous year.
      Our Ag Business cost of goods sold, including elimination of intersegment, of $2.5 billion decreased $495.9 million (16%) during the six months ended February 28, 2005 compared to the same period of the prior year. Grain cost of goods sold in the Ag Business segment totaled $2,163.5 million and $2,695.5 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $532.1 million (20%) compared to the six months ended February 29, 2004, primarily the result of a $0.46 (10%) average cost per bushel decrease and 11% decrease in volumes as compared to the prior year. Corn, soybeans and winter wheat reflected the largest volume decreases compared to the six months ended February 29, 2004. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Volumes of corn, soybeans and winter wheat have decreased, primarily due to global demand from our export joint venture companies in the Pacific Northwest. Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment increased during the six months ended February 28, 2005 compared to the six months ended February 29, 2004, primarily due to energy and crop nutrient products, partially offset by decreased cost of feed products. The average cost of energy products increased due to overall market condition while volumes stayed fairly consistent to the six months ended February 29, 2004.
      Our Processing segment cost of goods sold, including elimination of intersegment, of $270.7 million decreased $27.4 million (9%) compared to the six months ended February 29, 2004, which was primarily due to net decreased input costs of soybeans processed at our two crushing plants.
      Our Corporate and Other segment cost of goods sold of $32.9 million increased $1.9 million (6%) compared to the six months ended February 29, 2004, and is solely comprised of our Mexican foods operations.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $106.2 million for the six months ended February 28, 2005 increased by $9.3 million (10%) compared to the six months ended February 29, 2004. The net increase is primarily due to higher administrative costs in our Ag Business segment and inflation.
      Gain on Sale of Investment. During the second fiscal quarter of fiscal 2005, our Corporate and Other segment sold stock in an investment, we received cash of $7.4 million from the sale, and recorded a gain of $3.4 million.
      Gain on Legal Settlements. Our Ag Business segment received cash of $0.7 million during the six months ended February 29, 2004 from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Interest. Interest expense of $24.6 million for the six months ended February 28, 2005 decreased $0.4 million (2%) compared to the six months ended February 29, 2004. The average level of short-term borrowings decreased $314.1 million and was partially offset by the average short-term interest rate increase of 0.8% during the six months ended February 28, 2005 compared to the same period in 2004.
      Equity Loss (Income) from Investments. Equity income from investments of $16.5 million for the six months ended February 28, 2005 decreased by $15.3 million (48%) compared to the six months ended February 29, 2004. The net decrease in equity income from investments was primarily attributable to reduced earnings from investments within our Processing and Ag Business segment of $10.9 million and $5.9 million, respectively, which was partially offset by increased earnings of $1.2 million and $0.4 million from equity investments within our Energy and Corporate and Other segments, respectively.

      Our Ag Business segment generated reduced earnings of $5.9 million from equity investments. Losses in equity investment in Agriliance increased $10.7 million and are primarily attributable to losses in the retail operations of that joint venture. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings improved compared to the same period in 2004 as a result of increased vendor rebates and competitive allowances; however, the prices of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients were up 2% over last year. Southern retail operations losses increased compared to the same period in 2004 as a result of adverse weather conditions in the southeastern region of the United States, partially offset by an improvement in a Canadian joint venture earnings of $1.9 million. Also partially offsetting these equity investment losses within the Ag Business segment were increased earnings of $2.6 million, primarily in two exporting joint ventures due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $1.9 million increase in equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans. Similar conditions contributed to a $0.8 million improvement in equity income from our wheat exporting investment in United Harvest.
      Our Processing segment generated reduced earnings of $10.9 million from equity investments. Ventura Foods, our oilseed-based products and packaged foods joint venture, recorded decreased earnings of $8.6 million and Horizon, our wheat milling joint venture, recorded decreased earnings of $2.3 million compared to the same six months in the previous year, primarily as a result of reduced margins due to higher input costs.
      Our Energy segment generated improved earnings of $1.2 million related to improved pipeline margins in an NCRA equity investment, and our Corporate and Other segment generated improved earnings of $0.4 million from equity investments as compared to the previous six months ended February 29, 2004.
      Loss on Impairments of Assets. We recorded a pretax impairment loss on our CF Industries, Inc. investment of $35.0 million, and a pretax loss of $13.4 million on our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations for the six months ended February 28, 2005.
      Minority Interests. Minority interests of $12.9 million for the six months ended February 28, 2005 increased by $5.8 million (81%) compared to the six months ended February 29, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the six months ended February 29, 2004. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.
      Income Taxes. Income tax benefit of $1.6 million for the six months ended February 28, 2005 compares with income tax expense of $8.6 million for the six months ended February 29, 2004. Excluding the CF Industries, Inc. and Mexican foods impairments previously discussed, the resulting effective tax rates for the six months ended February 28, 2005 and February 29, 2004 were (9.5%) and 12.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 28, 2005 and February 29, 2004. The income taxes and effective tax rate vary each period upon profitability and nonpatronage business activity during each of the comparable periods.
Liquidity and Capital Resources
      On February 28, 2005, we had working capital, defined as current assets less current liabilities, of $605.1 million, and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $493.4 million, and a current ratio of 1.3 to 1.0 on August 31, 2004. On February 29, 2004, we had working capital of $475.2 million, and a current ratio of 1.3 to 1.0 compared to working capital of $458.7 million, and a current ratio of 1.3 to 1.0 on August 31, 2003. The increase in working capital between August 31, 2004 and February 28, 2005 is primarily due to the addition of

$125.0 million in long-term debt during this period. This financing was initiated in part to fund capital expenditures related to low sulfur fuel regulations discussed below in Cash Flows from Investing Activities.
      We have committed lines of revolving credit which are used primarily to finance inventories and receivables consisting of a $750 million 364-day revolver and a $150 million three-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On February 28, 2005, we had $353.0 million outstanding on these lines compared with $600.0 million on February 29, 2004. The reduced short-term borrowing level of the current year is primarily attributable to lower grain prices, and because we used the $125.0 million of long-term debt proceeds, discussed previously, to pay down short-term debt. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future. We are currently in the process of renewing our revolving credit lines which would consist of approximately a $600.0 million 364-day revolver and a $300.0 million five-year revolver.

Cash Flows from Operations
      Cash flows from operations are generally affected by commodity prices. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the preceding cautionary statements, and may affect net operating assets and liabilities, and liquidity.
      Cash flows used by operating activities were $144.8 million for the six months ended February 28, 2005 compared to $365.2 million for the six months ended February 29, 2004. During the late winter of each of the two periods we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting, which uses a significant amount of cash. Volatility in cash flows from operations for these periods is primarily the result of changing grain and crude oil prices as well as grain inventory quantities. Cash usage was considerably less during the current six month period compared to the same period a year ago because grain prices declined for both corn (13 cents per bushel, 6%) and soybeans (12 cents per bushel, 2%) between August 31, 2004 and February 28, 2005, and only spring wheat, another high volume commodity, saw price appreciation during that period (15 cents per bushel, 4%). Grain inventory quantities increased 38.4 million bushels (261%) during the same period. Crude oil prices on February 28, 2005 increased $9.63 per barrel (23%) when compared to August 31, 2004. In contrast, during the period between August 31, 2003 and February 29, 2004, the market price per bushel of spring wheat, soybeans and corn were $0.65 (17%), $3.43 (57%), and $0.51 (21%) greater than their respective values on August 31, 2003. Crude oil prices on February 29, 2004 increased $4.59 per barrel (15%) when compared to August 31, 2003. These increases in grain and crude oil prices, in combination with larger grain inventories of approximately 31.1 million bushels had the effect of contributing significantly to cash usage during the period between August 31, 2003 and February 29, 2004. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest.
      Our operating activities used net cash of $144.8 million during the six months ended February 28, 2005. Net income of $26.7 million and net non-cash expenses of $93.7 million were offset by an increase in net operating assets and liabilities of $265.2 million, resulting in the use of this net cash in operating activities. The primary components of net non-cash expenses included depreciation and amortization of $54.4 million, losses on impairments of assets of $48.4 million and minority interests of $12.9 million, partially offset by income from equity investments of $16.5 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories.
      Our operating activities used net cash of $365.2 million during the six months ended February 29, 2004. Net income of $59.3 million and net non-cash expenses of $27.1 million were offset by an increase in net operating assets and liabilities of $451.6 million. The primary components of net non-cash expenses included depreciation and amortization of $53.9 million and minority interests of $7.1 million, which were partially offset by income from equity investments of $31.8 million. The increase in net operating assets and liabilities was caused primarily by increases in the market value of our three primary grain commodities, an increase in crude oil prices, and an increase in grain inventory quantities. These and less significant factors increased net operating assets and liabilities by $451.6 million and represented the largest use of cash from operations.
      Our operating activities used net cash of $223.2 million during the three months ended February 28, 2005. Net income of $8.7 million and net non-cash expenses of $41.2 million were offset by an increase in net operating assets and liabilities of $273.1 million, resulting in this net cash used in operating activities. The primary components of net non-cash expenses included depreciation and amortization of $27.3 million and losses on impairments of assets of $13.4 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories due to factors discussed earlier, and because of a decrease in accounts payable as we paid producers for grain on deferred contract payments.
      Our operating activities used net cash of $204.7 million during the three months ended February 29, 2004. Net income of $8.5 million and net non-cash expenses of $10.2 million were offset by an increase in net operating assets and liabilities of $223.4 million. The primary component of net non-cash expenses was depreciation and amortization of $27.0 million, which were partially offset by income from equity investments of $18.1 million. The increase in net operating assets and liabilities was caused primarily by prepayments to suppliers of agronomy product inventories at our country operations retail operations, partially offset by prepayments collected from our own customers for these products. In addition, accounts payable decreased as we used cash to pay deferred payment contracts for those producers that sold grain to us during the prior quarters and requested payment after the end of the calendar year. These and other less significant factors increased net operating assets and liabilities by $223.4 million and represent the largest use of cash from operations.
      Cash usage is usually greatest during the second quarter of our fiscal year as we build agri-business inventories at our retail operations and make payments on deferred payment grain contracts which have accumulated over the course of the prior calendar year. Our income is generally lowest during this fiscal quarter and highest during the third fiscal quarter.

Cash Flows from Investing Activities
      For the six months ended February 28, 2005 and February 29, 2004, the net cash flows used in our investing activities totaled $65.2 million and $27.9 million, respectively.
      The acquisition of property, plant and equipment comprised the primary use of cash totaling $122.9 million and $102.2 million for the six months ended February 28, 2005 and February 29, 2004, respectively. For the year ending August 31, 2005, we expect to spend approximately $313.9 million for the acquisition of property, plant and equipment. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $76.3 million has been spent at our Laurel refinery and $192.6 million has been spent by NCRA at the McPherson refinery as of February 28, 2005. We expect all of these compliance projects at the refineries to be complete by December 31, 2005, and anticipate funding them with a combination of cash flows from operations and debt proceeds.
      In October 2003, we, and NCRA reached agreement with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that we, and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us, and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. We, and NCRA anticipate that their aggregate capital expenditures related to these settlements will total approximately $25.0 million to $30.0 million over the next seven years. Approximately 50 percent of the expenditures will be made over the first three years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.
      Investments made during the six months ended February 28, 2005 and February 29, 2004 totaled $2.2 million and $1.0 million, respectively.
      During the six months ended February 28, 2005, the changes in notes receivable resulted in an increase in cash flows of $9.1 million, and during the six months ended February 29, 2004, a decrease in cash flows of $5.9 million, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil Company.
      Distributions to minority owners for the six months ended February 28, 2005 and February 29, 2004 were $5.0 million and $1.3 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members have decreased as a percent of earnings in fiscal years 2002 through 2005, when compared to prior years, due to the funding requirements for environmental capital expenditures previously discussed.
      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $8.0 million and $29.7 million for the six months ended February 28, 2005 and February 29, 2004, respectively. During the six months ended February 29, 2004, proceeds of $19.8 million were from a sale-leaseback transaction of equipment at the Fairmont, Minnesota soybean crushing plant. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $39.0 million and $49.6 million for the six months ended February 28, 2005 and February 29, 2004, respectively. In addition, during the six months ended February 29, 2005, we sold an investment held in the Corporate and Other segment for proceeds of $7.4 million and recorded a gain of $3.4 million.
      For the three months ended February 28, 2005 and February 29, 2004, the net cash flows used in our investing activities totaled $29.4 million and $23.3 million, respectively.
      The acquisition of property, plant and equipment comprised the primary use of cash totaling $59.0 million and $50.0 million for the three months ended February 28, 2005 and February 29, 2004, respectively.
      Investments made during the three months ended February 28, 2005 and February 29, 2004 totaled $2.2 million and $1.0 million, respectively.
      During the three months ended February 28, 2005 and February 29, 2004, the changes in notes receivable resulted in increases in cash flows of $8.5 million and $248 thousand, respectively, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil.
      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $2.1 million and $8.1 million for the three months ended February 28, 2005 and February 29, 2004, respectively. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $15.5 million and $18.7 million for the three months ended February 28, 2005 and February 29, 2004, respectively. In addition, during the three months ended February 29, 2005, we sold an investment held in the Corporate and Other segment for proceeds of $7.4 million and recorded a gain of $3.4 million.

Cash Flows from Financing Activities
      We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2004, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $600.0 million 364-day revolver and a $100.0 million three-year revolver. The current committed credit facilities consist of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The terms of the current credit facilities are essentially the same as the terms of the credit facilities they replaced. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On February 28, 2005, August 31, 2004 and February 29, 2004, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $354.1 million, $116.1 million and $600.8 million, respectively. In September 2004, $125.0 million received from private placement proceeds was used to pay down our 364-day credit facility. We are currently in the process of renewing our revolving credit lines which would consist of approximately a $600.0 million 364-day revolver and a $300.0 million five-year revolver.
      We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $123.0 million, $131.2 million and $134.5 million on February 28, 2005, August 31, 2004 and February 29, 2004, respectively. Interest rates on February 28, 2005 ranged from 3.36% to 7.13%. Repayments of $4.1 million were made on this facility during each of the three months and six months ended February 28, 2005. Repayments of $1.6 million were made on this facility during each of the three months and six months ended February 29, 2004.
      Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.
      In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate of 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the six months ended February 29, 2005, repayments on these notes totaled $11.4 million.
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
      Through NCRA, we had revolving term loans outstanding of $10.5 million, $12.0 million and $13.5 million for the periods ended February 28, 2005, August 31, 2004 and February 29, 2004, respectively. Interest rates on February 28, 2005 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each of the three months and six months ended February 28, 2005 and February 29, 2004.
      On February 28, 2005, we had total long-term debt outstanding of $784.8 million, of which $144.6 million was bank financing, $623.6 million was private placement debt and $16.6 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 has not materially changed during the six months ended February 28, 2005, other than for the $125.0 million of private placement debt discussed previously, of which repayments will start in 2011. On February 29, 2004, we had total long-term debt outstanding of $655.6 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $10.5 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of February 28, 2005.
      During the six months ended February 28, 2005 and February 29, 2004, we borrowed on a long-term basis $125.0 million and $0.4 million, respectively, and during the same periods repaid long-term debt of $24.2 million and $8.3 million, respectively.
      During the three months ended February 28, 2005 we had no additional long-term borrowing and during the three months ended February 29, 2004 we borrowed on a long-term basis $0.4 million. During the three months ended February 28, 2005 and February 29, 2004, we repaid long-term debt of $17.6 million and $4.5 million, respectively.
      In accordance with the bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2004 were distributed during the three months ended February 28, 2005. The cash portion of this distribution, deemed by our Board of Directors to be 30%, was $51.5 million. During the three months ended February 29, 2004, we distributed cash patronage of $28.2 million from the patronage earnings of the fiscal year ended August 31, 2003.
      Effective September 1, 2004, redemptions of capital equity certificates approved by our Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who will participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. These equity redemptions are not automatic, and will only be redeemed upon approval by our Board of Directors. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by our Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals. Total cash redemptions related to the year ended August 31, 2004, to be distributed in fiscal year 2005, are expected to be approximately $32.1 million, of which $19.1 million was redeemed during the three months ended February 28, 2005 compared to $1.6 million during the three months ended February 29, 2004, and $19.3 million was redeemed during the six months ended February 28, 2005 compared to $2.9 million during the six months ended February 29, 2004.
      We also redeemed an additional $20.0 million of capital equity certificates during the three months ended February 28, 2005 by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement on Form S-2 filed with the Securities and Exchange Commission. During the three months ended February 29, 2004 we redeemed $13.0 million of capital equity certificates by issuing shares of our Preferred Stock.
      On February 28, 2005, we had 4,951,434 shares of Preferred Stock outstanding with a total redemption value of approximately $123.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

Off Balance Sheet Financing Arrangements

Lease Commitments:
      Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 have not materially changed during the six months ended February 28, 2005.

Guarantees:
      We are a guarantor for lines of credit for related companies, of which $31.8 million was outstanding on February 28, 2005. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of February 28, 2005.

Debt:
      We have no material off balance sheet debt.
Critical Accounting Policies
      Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2004. There have been no changes to these policies during the six months ended February 28, 2005.
Contractual Obligations
      Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004. Other than the increases in notes payable and long-term debt, the total obligations have not materially changed during the six months ended February 28, 2005.
Effect of Inflation and Foreign Currency Transactions
      Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.
Recent Accounting Pronouncements
      In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’ “which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. We do not believe the adoption of this standard will have a significant impact on our financial statements.
      On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.

      On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined what the effects of adopting this standard will have on us.
      A pending pronouncement, Emerging Issues Task Force (EITF) 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” was discussed on September 29-30, 2004, and was ratified by the FASB on October 13, 2004. EITF 04-10 would provide guidance on the aggregation criteria found in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although the FASB ratified the consensus in EITF 04-10, the FASB staff is in the process of drafting a proposed FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics and has delayed the effective date indefinitely pending the issuance of this FSP. We have not yet determined what effect this pronouncement will have on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We did not experience any material changes in market risk exposures for the period ended February 28, 2005, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2004.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.
      During the second quarter ended February 28, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Exhibits

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our Annual Meeting December 9-10, 2004, and the following directors were re-elected to our Board of Directors for a three-year term: Robert Bass, Dennis Carlson, Randy Knecht and Michael Toelle. The following directors’ terms of office continued after the meeting: Bruce Anderson, David Bielenberg, Curt Eischens, Robert Elliott, Steve Fritel, Robert Grabarski, Jerry Hasnedl, Glen Keppy, James Kile, Michael Mulcahey, Richared Owen, Duane Stenzel and Merlin Van Walleghen.
      Our Members adopted a resolution to amend our Bylaws during our Annual Meeting held December 9-10, 2004, to reflect a change in Member voting and a change in director qualifications.
      The amendment removed the requirement that a Member intending to exercise their individual vote was to obtain a certificate signed by the manager of the facility patronized by that Member certifying that such Individual Member is a member of the cooperative. The amendment also removed the prohibition against a split vote.
      In addition, the amendment removed the director qualification that the candidate must currently be serving or shall have served at least one full term as a director of one of our Cooperative Association Members, and added a qualification that the candidate obtain a written endorsement of a locally elected producer board located within the region from which the individual is to be a candidate. The amendment also provides that certain of the eligibility requirements for directors must be met at all times commencing six months prior to election and while the director holds office.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz

John Schmitz
Executive Vice President and
Chief Financial Officer
April 11, 2005
(Date)