Form 10-Q
period 2005-05-31
CHS INC
filed 2005-07-08
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One	)
☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2005.

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 31, 2005

NONE	NONE

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2005.

Item 1.	Financial Statements
CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,	May 31,
	2005	2004	2004

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$234,469	$136,491	$138,550
Receivables	987,561	834,965	954,440
Inventories	890,533	723,893	906,801
Other current assets	257,399	273,355	392,714

Total current assets	2,369,962	1,968,704	2,392,505
Investments	560,162	575,816	575,154
Property, plant and equipment	1,322,872	1,249,655	1,203,488
Other assets	222,040	237,117	244,222

Total assets	$4,475,036	$4,031,292	$4,415,369

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$426,983	$116,115	$446,500
Current portion of long-term debt	34,561	35,117	30,900
Customer credit balances	55,550	88,686	100,405
Customer advance payments	109,012	64,042	137,662
Checks and drafts outstanding	49,377	64,584	91,542
Accounts payable	691,206	717,501	658,887
Accrued expenses	293,215	305,650	395,702
Dividends and equities payable	73,580	83,569	84,485

Total current liabilities	1,733,484	1,475,264	1,946,083
Long-term debt	743,469	648,701	655,780
Other liabilities	148,605	148,526	132,604
Minority interests in subsidiaries	154,724	130,715	136,187
Commitments and contingencies Equities	1,694,754	1,628,086	1,544,715

Total liabilities and equities	$4,475,036	$4,031,292	$4,415,369

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

	(dollars in thousands)
Revenues:
Net sales	$3,088,403	$2,799,127	$8,400,736	$7,908,213
Other revenues	49,090	43,165	128,355	110,594

	3,137,493	2,842,292	8,529,091	8,018,807
Cost of goods sold	2,984,898	2,718,640	8,179,002	7,734,660
Marketing, general and administrative	46,241	49,258	145,856	140,818

Operating earnings	106,354	74,394	204,233	143,329

Gain on sale of investments		(14,666)	(3,448)	(14,666)
Gain on legal settlements				(692)
Interest	15,795	13,017	38,757	36,679
Equity income from investments	(57,610)	(32,406)	(74,139)	(64,193)
Loss on impairments of assets	2,478		37,478
Minority interests	17,958	16,417	30,873	23,559

Income from continuing operations before income taxes	127,733	92,032	174,712	162,642
Income taxes	17,872	8,909	24,792	18,573

Income from continuing operations	109,861	83,123	149,920	144,069
Loss from discontinued operations	2,915	1,734	16,255	3,430

Net income	$106,946	$81,389	$133,665	$140,639

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

	(dollars in thousands)
Cash flows from operating activities:
Net income	$106,946	$81,389	$133,665	$140,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,745	26,668	81,189	80,528
Noncash income from equity investments	(57,610)	(32,406)	(74,139)	(64,193)
Noncash loss on impairments of assets	2,478		37,478
Minority interests	17,958	16,417	30,873	23,559
Noncash portion of patronage dividends received	(755)	(884)	(1,192)	(3,714)
Loss (gain) on sale of property, plant and equipment	912	(1,051)	(1,324)	(910)
Loss on sale of business	6,163		6,163
Gain on sale of investments		(14,666)	(3,448)	(14,666)
Other, net	244	247	799	787
Changes in operating assets and liabilities:
Receivables	(213,074)	(187,725)	(128,460)	(175,927)
Inventories	45,255	94,466	(166,432)	(94,647)
Other current assets and other assets	47,772	105,460	14,303	(217,710)
Customer credit balances	(59,495)	(26,248)	(33,136)	39,358
Customer advance payments	29,693	26,346	44,970	14,267
Accounts payable and accrued expenses	84,337	168,714	(40,329)	152,451
Other liabilities	9,299	1,099	1,051	12,817

Net cash provided by (used in) operating activities	46,868	257,826	(97,969)	(107,361)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(64,541)	(66,185)	(187,404)	(168,407)
Proceeds from disposition of property, plant and equipment	1,476	2,005	9,429	31,747
Proceeds from sale of business	38,286		38,286
Investments	(2,696)	(47,750)	(4,926)	(48,772)
Equity investments redeemed	15,657	10,990	52,602	54,493
Investments redeemed	1,021	1,158	3,114	7,273
Proceeds from sale of investments		25,000	7,420	25,000
Changes in notes receivable	(34,780)	(3,100)	(25,664)	(8,996)
Distribution to minority owners			(4,966)	(1,338)
Other investing activities, net	(4,395)	(74)	(3,024)	3,129

Net cash used in investing activities	(49,972)	(77,956)	(115,133)	(105,871)

Cash flows from financing activities:
Changes in notes payable	72,867	(154,335)	310,868	195,370
Long-term debt borrowings		35,012	125,000	35,457
Principal payments on long-term debt	(6,807)	(4,094)	(31,002)	(12,365)
Changes in checks and drafts outstanding	(18,541)	(10,762)	(15,207)	5,528
Expenses incurred on equities exchanged	(9)	(98)	(87)	(151)
Preferred stock dividends	(2,476)	(2,113)	(6,702)	(5,861)
Retirements of equities	(986)	(2,873)	(20,271)	(5,724)
Cash patronage dividends	(8)	(563)	(51,519)	(28,721)

Net cash provided by (used in) financing activities	44,040	(139,826)	311,080	183,533

Net increase (decrease) in cash and cash equivalents	40,936	40,044	97,978	(29,699)
Cash and cash equivalents at beginning of period	193,533	98,506	136,491	168,249

Cash and cash equivalents at end of period	$234,469	$138,550	$234,469	$138,550

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies
      The unaudited consolidated balance sheets as of May 31, 2005 and 2004, and the statements of operations and cash flows for the three and nine months ended May 31, 2005 and 2004 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2004 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Goodwill and Other Intangible Assets
      Goodwill was $3.3 million, $26.9 million and $27.0 million on May 31, 2005, August 31, 2004 and May 31, 2004, respectively, and is included in other assets in the consolidated balance sheets. During the nine months ended May 31, 2005 we eliminated goodwill of $23.6 million related to our Mexican foods businesses as a result of our sale of those businesses as further discussed in Note 7.
      Intangible assets subject to amortization primarily include trademarks, tradenames, customer lists and non-compete agreements, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). The gross carrying amount of these intangible assets was $34.6 million with total accumulated amortization of $14.6 million as of May 31, 2005. Intangible assets of $0.3 million and $0.2 million (non-cash) were acquired during the nine months ended May 31, 2005 and 2004, respectively. Total amortization expense for intangible assets during the three-month and nine-month periods ended May 31, 2005 and 2004, was $0.8 million and $0.9 million, respectively, and $2.4 million and $3.0 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will range from $1.6 million to $2.8 million.

Recent Accounting Pronouncements
      On November 24, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently analyzing what the effects of adopting this standard will have on us.
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

Reclassifications
      Certain reclassifications have been made to prior period’s amounts to conform to current period classifications, primarily discontinued operations discussed in Note 7. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2005	2004	2004

Trade	$965,012	$835,066	$921,847
Other	78,756	55,708	66,832

	1,043,768	890,774	988,679
Less allowances for doubtful accounts	56,207	55,809	34,239

	$987,561	$834,965	$954,440

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2005	2004	2004

Grain and oilseed	$347,349	$308,207	$478,951
Energy	347,755	277,801	245,985
Feed and farm supplies	162,658	110,885	145,349
Processed grain and oilseed	31,415	25,740	35,182
Other	1,356	1,260	1,334

	$890,533	$723,893	$906,801

Note 4.	Derivative Assets and Liabilities
      Included in other current assets on May 31, 2005, August 31, 2004 and May 31, 2004 are derivative assets of $61.1 million, $91.3 million and $185.1 million, respectively. Included in accrued expenses on May 31, 2005, August 31, 2004 and May 31, 2004 are derivative liabilities of $59.1 million, $110.8 million and $182.4 million, respectively.

Note 5.	Investments
      During the nine months ended May 31, 2005, we sold an investment held in Corporate and Other for proceeds of $7.4 million and recorded a gain of $3.4 million.
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

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods, LLC (50% equity ownership) and the Agriliance, LLC, for the balance sheets as of May 31, 2005, August 31, 2004 and May 31, 2004 and statements of operations for the three-month and nine-month periods as indicated below.

Ventura Foods, LLC

	For the Three		For the Nine
	Months Ended		Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net sales	$348,740	$370,293	$1,060,961	$1,044,844
Gross profit	52,780	25,953	142,737	131,275
Net income	23,337	(6,679)	53,429	40,633

	May 31,	August 31,	May 31,
	2005	2004	2004

Current assets	$294,856	$286,613	$274,256
Non-current assets	259,322	258,270	255,457
Current liabilities	153,865	171,269	160,409
Non-current liabilities	192,243	194,547	195,230

Agriliance, LLC

	For the Three Months Ended		For the Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net sales	$1,591,535	$1,420,384	$2,697,548	$2,499,247
Gross profit	161,771	143,609	261,051	244,495
Net income	83,266	78,121	56,627	58,794

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	May 31,	August 31,	May 31,
	2005	2004	2004

Current assets	$1,555,093	$1,123,671	$1,311,022
Non-current assets	151,632	123,106	123,529
Current liabilities	1,307,030	878,814	1,045,860
Non-current liabilities	117,086	128,780	125,745

Note 6.	Property, Plant and Equipment
      During the three months ended May 31, 2005, we reduced the carrying value of our Huron, Ohio wheat milling equipment by recording a pretax impairment charge of $2.5 million.

Note 7.	Discontinued Operations
      We have reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met the criteria for such classification. In the Consolidated Statements of Operations (unaudited) all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been restated to report those operations as discontinued. The amounts included in discontinued operations are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Revenues	$15,029	$18,439	$47,767	$53,307
Cost of goods sold	15,207	17,287	48,113	48,244
Marketing, general and administrative	3,652	3,225	23,643	8,551
Interest	941	765	2,615	2,125
Income tax benefit	(1,856)	(1,104)	(10,349)	(2,183)

Loss from discontinued operations	$(2,915)	$(1,734)	$(16,255)	$(3,430)

      SFAS No. 144 requires that discontinued operations be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, our management considered cash flow analyses, bids and offers related to those assets and businesses. The loss of $6.2 million on the sale of our Mexican foods businesses in the current quarter, and the reduction in the carrying amount of our Newton, North Carolina facility of $5.0 million taken in the previous quarter are included in marketing, general and administrative expenses in the table above. In accordance with the provisions of SFAS No. 144, assets held for sale will not be depreciated commencing with their classification as such.

Note 8.	Notes Payable and Long-term Debt
      On September 21, 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt will be repaid in equal annual installments of $25.0 million during fiscal years 2011 through 2015. The proceeds were used to pay down our short-term debt.

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Equities
      The following provides unaudited changes in equity for the nine-month periods as indicated below:

	May 31,	May 31,
	2005	2004

Balances, September 1, 2004 and 2003	$1,628,086	$1,481,711
Net income	133,665	140,639
Other comprehensive income	878	2,091
Patronage distribution	(171,119)	(95,218)
Patronage accrued 2004 and 2003	166,850	90,000
Equities retired	(20,271)	(5,724)
Equity retirements accrued 2004 and 2003	19,285	2,851
Equities issued in exchange for elevator properties	1,375	13,355
Preferred stock dividends	(6,702)	(5,861)
Preferred stock dividends accrued 2004 and 2003	1,409	1,249
Accrued dividends and equities payable 2005 and 2004	(61,750)	(79,409)
Other, net	3,048	(969)

Balances, May 31, 2005 and 2004	$1,694,754	$1,544,715

      During the nine months ended May 31, 2005 and 2004 we redeemed $20.0 million and $13.0 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 10.	Comprehensive Income
      Total comprehensive income primarily consists of net income, additional minimum pension liability and cash flow hedges. For the three months ended May 31, 2005 and 2004, total comprehensive income amounted to $106.7 million and $81.2 million, respectively. For the nine months ended May 31, 2005 and 2004, total comprehensive income amounted to $134.5 million and $142.7 million, respectively. Accumulated other comprehensive loss on May 31, 2005, August 31, 2004 and May 31, 2004 was $6.3 million, $7.1 million and $16.2 million, respectively.

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Employee Benefit Plans
      Employee benefit information for the three and nine months ended May 31, 2005 and 2004 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

Components of net periodic benefit cost for the three months ended May 31, 2005 and 2004:
Service cost	$3,054	$2,887	$165	$150	$190	$189
Interest cost	4,536	4,301	219	206	401	439
Return on plan assets	(6,839)	(6,872)
Prior service cost amortization	198	211	128	132	(72)	(43)
Actuarial loss (gain) amortization	1,173	1,037	30	26	(21)	27
Transition amount amortization					51	234
Recognized net actuarial loss					184
Other adjustments				251

Net periodic benefit cost	$2,122	$1,564	$542	$765	$733	$846

Components of net periodic benefit cost for the nine months ended May 31, 2005 and 2004:
Service cost	$9,161	$8,661	$495	$451	$571	$566
Interest cost	13,606	12,902	658	617	1,202	1,318
Return on plan assets	(20,516)	(20,616)
Prior service cost amortization	594	632	385	395	(216)	(130)
Actuarial loss (gain) amortization	3,518	3,112	88	77	(62)	81
Transition amount amortization					152	702
Recognized net actuarial loss					551
Other adjustments				753

Net periodic benefit cost	$6,363	$4,691	$1,626	$2,293	$2,198	$2,537

Employer Contributions:
      The National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, has made a $6.9 million dollar contribution to its pension plan during the nine months ended May 31, 2005. In June 2005, NCRA made another contribution in the amount of $5.0 million, and we contributed $4.1 million to our Production Employee Pension Plan. We expect that during our fourth quarter NCRA will contribute an additional $5.0 million to its pension plan.

Note 12.	Segment Reporting
      On January 1, 2005, we realigned our business segments based on an assessment of how our businesses operate and the products and services they sell. As a result of this assessment, leadership

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
changes were made, including the naming of a new executive vice president and chief operating officer, so that we now have three chief operating officers to lead our three business segments; Energy, Ag Business and Processing. Prior to the realignment, we operated five business segments; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods.
      The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and from investment income in our agronomy joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, from equity income in two wheat milling joint ventures, and from equity income in an oilseed food manufacturing and distribution joint venture. We have moved other business operations previously included in our operating segments to corporate and other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include our insurance, hedging and other service activities related to crop production that were previously included in the Country Operations and Services segment ($30.9 million of revenues during the twelve months ended August 31, 2004).
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
      Segment information for the three and nine months ended May 31, 2005 and 2004 is as follows:

				Corporate
		Ag		and	Reconciling
	Energy	Business	Processing	Other	Amounts	Total

For the Three Months Ended May 31, 2005
Net sales	$1,449,989	$1,524,913	$154,471		$(40,970)	$3,088,403
Other revenues	2,859	31,342	1,135	$13,754		49,090

	1,452,848	1,556,255	155,606	13,754	(40,970)	3,137,493
Cost of goods sold	1,357,798	1,514,276	153,794		(40,970)	2,984,898
Marketing, general and administrative	16,384	18,949	4,457	6,451		46,241

Operating earnings (losses)	78,666	23,030	(2,645)	7,303	—	106,354
Interest	3,663	6,632	3,235	2,265		15,795
Equity (income) loss from investments	(762)	(43,713)	(13,150)	15		(57,610)
Loss on impairments of assets			2,478			2,478
Minority interests	17,417	(18)		559		17,958

Income from continuing operations before income taxes	$58,348	$60,129	$4,792	$4,464	$—	$127,733

Intersegment sales	$(37,609)	$(3,275)	$(86)		$40,970	$—

Capital expenditures	$43,037	$4,529	$841	$16,134		$64,541

Depreciation and amortization	$14,509	$7,225	$3,475	$1,536		$26,745

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

				Corporate
		Ag		and	Reconciling
	Energy	Business	Processing	Other	Amounts	Total

For the Three Months Ended May 31, 2004
Net sales	$1,046,218	$1,568,254	$222,290		$(37,635)	$2,799,127
Other revenues	3,613	26,515	1,127	$11,910		43,165

	1,049,831	1,594,769	223,417	11,910	(37,635)	2,842,292
Cost of goods sold	964,696	1,575,253	216,326		(37,635)	2,718,640
Marketing, general and administrative	16,772	20,780	4,971	6,735		49,258

Operating earnings (losses)	68,363	(1,264)	2,120	5,175	—	74,394
Gain on sale of investments	(14,666)					(14,666)
Interest	3,139	5,288	3,163	1,427		13,017
Equity (income) loss from investments	(522)	(34,289)	2,457	(52)		(32,406)
Minority interests	16,063	(8)		362		16,417

Income (loss) from continuing operations before income taxes	$64,349	$27,745	$(3,500)	$3,438	$—	$92,032

Intersegment sales	$(31,909)	$(5,726)			$37,635	$—

Capital expenditures	$57,695	$6,457	$687	$1,346		$66,185

Depreciation and amortization	$14,423	$7,458	$3,327	$1,460		$26,668

For the Nine Months Ended May 31, 2005
Net sales	$4,029,133	$4,066,381	$429,389		$(124,167)	$8,400,736
Other revenues	7,484	88,536	2,950	$29,385		128,355

	4,036,617	4,154,917	432,339	29,385	(124,167)	8,529,091
Cost of goods sold	3,835,634	4,042,690	424,845		(124,167)	8,179,002
Marketing, general and administrative	46,787	65,054	14,130	19,885		145,856

Operating earnings (losses)	154,196	47,173	(6,636)	9,500	—	204,233
Gain on sale of investments				(3,448)		(3,448)
Interest	10,034	15,514	9,501	3,708		38,757
Equity income from investments	(2,230)	(40,840)	(30,586)	(483)		(74,139)
Loss on impairment of assets		35,000	2,478			37,478
Minority interests	29,879	(42)		1,036		30,873

Income from continuing operations before income taxes	$116,513	$37,541	$11,971	$8,687	$—	$174,712

Intersegment sales	$(117,160)	$(6,580)	$(427)		$124,167	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$148,166	$17,102	$3,161	$18,975		$187,404

Depreciation and amortization	$44,025	$22,038	$10,394	$4,732		$81,189

Total identifiable assets at May 31, 2005	$1,945,394	$1,709,885	$430,458	$389,299		$4,475,036

For the Nine Months Ended May 31, 2004
Net sales	$2,868,509	$4,607,073	$531,318		$(98,687)	$7,908,213
Other revenues	7,357	70,772	2,909	$29,556		110,594

	2,875,866	4,677,845	534,227	29,556	(98,687)	8,018,807
Cost of goods sold	2,717,030	4,601,868	514,449		(98,687)	7,734,660
Marketing, general and administrative	48,054	60,294	14,462	18,008		140,818

Operating earnings	110,782	15,683	5,316	11,548	—	143,329
Gain on sale of investments	(14,666)					(14,666)
Gain on legal settlements		(692)				(692)
Interest	10,652	13,639	9,312	3,076		36,679
Equity income from investments	(811)	(37,335)	(25,887)	(160)		(64,193)
Minority interests	22,459	(8)		1,108		23,559

Income from continuing operations before income taxes	$93,148	$40,079	$21,891	$7,524	$—	$162,642

Intersegment sales	$(87,354)	$(11,333)			$98,687	$—

Goodwill	$3,185	$250		$23,605		$27,040

Capital expenditures	$126,173	$24,384	$7,146	$10,704		$168,407

Depreciation and amortization	$43,270	$22,979	$9,860	$4,419		$80,528

Total identifiable assets at May 31, 2004	$1,499,135	$1,970,635	$471,465	$474,134		$4,415,369

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Commitments and Contingencies

Environmental
      We incur capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures were started in fiscal 2002, and are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $82.8 million has been spent at our Laurel refinery and $218.4 million has been spent by NCRA at the McPherson refinery as of May 31, 2005. We expect these compliance projects at the refineries to be complete by December 31, 2005, and are funding them with a combination of cash flows from operations and debt proceeds.

Guarantees
      We are a guarantor for lines of credit for related companies, of which $32.5 million was outstanding as of May 31, 2005. Our bank covenants allow maximum guarantees of $150.0 million.
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

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Our obligations pursuant to our guarantees as of May 31, 2005 are as follows:

	Guarantee/	Exposure on
	Maximum	May 31,	Nature of			Recourse	Assets Held
Entities	Exposure	2005	Guarantee	Expiration Date	Triggering Event	Provisions	as Collateral

	(dollars in thousands)
Our financial services cooperative loans sold to CoBank	*	$10,188	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	18,651	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000	2,800	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	908	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment	None stated, but may be terminated by us at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$32,547

*	Our bank covenants allow for guarantees of up to $150.0 million, but we are under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
      The information in this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2005, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to our members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
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
      We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $82.8 million had been spent at our Laurel refinery and $218.4 million had been spent by NCRA at the McPherson refinery as of May 31, 2005. We expect all of these compliance projects at the refineries to be completed by December 31, 2005, and are funding them with a combination of cash flows from operations and debt proceeds.
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
Recent Developments
      Energy prices, driven primarily by global market conditions and strong demand for energy products, increased considerably during the nine months ended May 31, 2005 when compared to the same period of the previous year. Commodity prices for grain decreased, compared to the high prices that were prevalent during most of fiscal 2004, primarily due to a strong fall harvest throughout most of the United States, which produced good yields and the quality of most crops rated in excellent and good condition.
Results of Operations

Comparison of the three months ended May 31, 2005 and 2004
      General. We recorded income from continuing operations before income taxes of $127.7 million during the three months ended May 31, 2005 compared to $92.0 million in the three months ended May 31, 2004, an increase of $35.7 million (39%).
      Our Energy segment generated income from continuing operations before income taxes of $58.3 million for the three months ended May 31, 2005 compared with $64.3 million for the three months ended May 31, 2004. This decrease in earnings of $6.0 million (9%) is primarily attributable to lower margins on refined fuels.
      Our Ag Business segment generated income from continuing operations before income taxes of $60.1 million for the three months ended May 31, 2005 compared to $27.7 million for the three months ended May 31, 2004. This increase in earnings of $32.4 million (117%) is related to improved earnings of $19.8 million in our grain marketing operations, $10.8 million in our agronomy equity investments and $1.8 million from our country operations. During the third quarter of fiscal 2004, the Company, along with several other international grain marketing companies, experienced contract issues with Chinese customers for soybeans. Because the value of soybeans had declined between the date of the contracts and the delivery date, certain Chinese customers indicated their intent of nonperformance on these contracts. At that time, based upon an assessment of the impact of default, the Company valued those contracts at $18.5 million less than current market value, which was recorded as an addition to cost of goods sold in May 2004. The Company has since reached resolution on most of those contracts and has established receivables for the expected proceeds.
      Our Processing segment generated income from continuing operations before income taxes of $4.8 million for the three months ended May 31, 2005 compared to losses from continuing operations of $3.5 million for the three months ended May 31, 2004, an increase in earnings of $8.3 million (237%). Our share of earnings from Ventura Foods, our packaged foods joint venture, increased $15.2 million compared to the prior year. Oilseed processing earnings decreased $4.5 million, which was primarily the result of lower crushing and oilseed refining margins compared to the prior year due to higher input costs. Higher demand for soybeans in foreign markets have increased the cost of soybeans used in crushing operations. Another factor affecting the increase in soybean prices was that the Minnesota harvest was below that of the previous years’ harvests. During the three months ended May 31, 2005, we wrote off the remaining book value of approximately $2.5 million of miscellaneous milling equipment which we had salvaged from our Huron, Ohio mill upon its closing in 2002. Since that time, we have been selling pieces of equipment to other millers, and during the third quarter we determined that the value of the remaining equipment exceeded storage costs.
      Corporate and Other generated income from continuing operations before income taxes of $4.5 million for the three months ended May 31, 2005 compared to $3.5 million for the three months ended May 31, 2004, an increase in earnings of $1.0 million (28%) and reflects increased earnings in our business solutions operations.

      Net Income. Consolidated net income for the three months ended May 31, 2005 was $106.9 million compared to $81.4 million for the three months ended May 31, 2004, which represents a $25.5 million (31%) increase in earnings.
      Net Sales. Consolidated net sales were $3.1 billion for the three months ended May 31, 2005 compared to $2.8 billion for the three months ended May 31, 2004, which represents a $289.3 million (10%) increase.
      Our Energy segment net sales, after elimination of intersegment sales, of $1.4 billion increased $398.1 million (39%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. During the three months ended May 31, 2005 and 2004, the Energy segment recorded sales to the Ag Business segment of $37.6 million and $31.9 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $398.1 million is comprised of an increase of $346.4 million related to price appreciation on refined fuels and propane products, and $51.7 million due to increased sales volume. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $319.4 million (41%), of which $244.2 million was related to a net average selling price increase and $75.2 million was related to increased volumes. The sales price of refined fuels increased $0.38 per gallon (31%) and volumes increased 7% when comparing the three months ended May 31, 2005 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $33.5 million (48%), of which $24.7 million was related to a net average selling price increase and $8.8 million was due to increased volumes compared to the same three-month period in the previous year. Propane prices increased $0.23 per gallon (35%) and sales volume increased 9% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the three months ended May 31, 2005 compared to the same period in 2004.
      Our Ag Business segment net sales, after elimination of intersegment sales, of $1.5 billion decreased $40.9 million (3%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Grain net sales in our Ag Business segment totaled $1,164.5 million and $1,226.5 million during the three months ended May 31, 2005 and 2004, respectively. The net sales decrease of $62.0 million (5%) is primarily attributable to $68.5 million related to a net decrease in the average selling grain prices, partially offset by $6.5 million related to increased volumes during the three months ended May 31, 2005 compared to the same period last fiscal year. Commodity prices in general decreased due to a strong fall 2004 harvest that produced good yields throughout most of the United States and the quality of most grains were rated as excellent or good. The average market price per bushel of soybeans, spring wheat and corn were approximately $3.05, $0.17 and $1.00, respectively, less than the prices on those same grains as compared to the three months ended May 31, 2004. Volumes increased 1% during the three months ended May 31, 2005 compared with the same period of a year ago. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.25 per bushel (6%). Our Ag Business segment non-grain net sales of $357.1 million increased by $21.1 million (6%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004, primarily the result of increased sales of crop nutrient and energy products, partially offset by decreased feed, seed and other sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the three months ended May 31, 2004.
      Our Processing segment net sales, after elimination of intersegment sales, of $154.4 million decreased $67.9 million (31%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Sales in processing are entirely our oilseed sales, of which the oilseed processing decrease of $44.2 million (36%) is primarily $49.5 million due to lower average sales price, partially offset by $5.3 million due to 7% increase in sales volumes. Oilseed refining sales decreased $23.7 million (24%), of which $32.2 million was due to lower average sales price, partially offset by $8.5 million due to 12% increase in sales volume. The average selling price of processed oilseed decreased $116 per ton and the average selling price of refined oilseed products decreased $0.12 per pound compared to the same three-

month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.
      Other Revenues. Other revenues of $49.1 million increased $5.9 million (14%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The majority of our other revenue is generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within our Ag Business segment increased $4.8 million (18%), and Corporate and Other increased $1.8 million (15%), which includes increased commissions on insurance services. Our Energy segment other revenues decreased $0.7 million.
      Cost of Goods Sold. Cost of goods sold of $3.0 billion increased $266.3 million (10%) during the three months ended May 31, 2005 compared to the three months ended May 31, 2004.
      Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.3 billion increased $387.4 million (42%) during the three months ended May 31, 2005 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.38 (33%) per gallon and volumes increased 7% compared to the three months ended May 31, 2004. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2004. The average per unit cost of crude oil purchased for the two refineries increased 39% compared to the three months ended May 31, 2004. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.23 (35%) per gallon and volumes increased 9% compared to the three months ended May 31, 2004. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year.
      Our Ag Business cost of goods sold, after elimination of intersegment costs, of $1.5 billion decreased $58.5 million (4%) during the three months ended May 31, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,150.7 million and $1,229.2 million during the three months ended May 31, 2005 and 2004, respectively. Grains and oilseeds procured through our Ag Business segment decreased 6% compared to the three months ended May 31, 2004, primarily the result of a $0.31 (7%) average cost per bushel decrease, partially offset by an increase in volumes of 1% compared to the prior year. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment increased primarily due to volumes increases and average selling price increases on energy products due to overall market conditions compared to the three months ended May 31, 2004.
      Our Processing segment cost of goods sold, after elimination of intersegment costs, of $153.7 million decreased $62.6 million (29%) compared to the three months ended May 31, 2004, which was primarily due to decreased input cost of soybeans, partially offset by a 6% net volume increase processed at our two crushing plants.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $46.2 million for the three months ended May 31, 2005 decreased by $3.0 million (6%) compared to the three months ended May 31, 2004, and is reflective of reduced expenses in all of our business segments.
      Gain on Sale of Investments. During the third quarter of fiscal 2004, the Company recorded a gain of $14.7 million within the Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. National Cooperative Refinery Association (NCRA) exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.
      Interest. Interest expense of $15.8 million for the three months ended May 31, 2005 increased $2.8 million (21%) compared to the three months ended May 31, 2004. In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%, which we used to pay down short-term seasonal debt, resulting in a net increase of $1.0 million for the three months ended May 31, 2005 as compared to the same period in 2004. In addition to the increase related to the private placement, the average short-term interest rate increased 1.46%. Partially offsetting the increases in interest expense was the average level of short-term borrowings, which decreased $166.3 million, during the three months ended May 31, 2005 compared to the same period in 2004.
      Equity Income from Investments. Equity income from investments of $57.6 million for the three months ended May 31, 2005 favorably changed by $25.2 million (78%) compared to the three months ended May 31, 2004. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity loss (income) from investments was primarily attributable to improved earnings from investments within our Processing, Ag Business and Energy segments of $15.6 million, $9.4 million and $0.2 million, respectively.
      Our Processing segment generated improved earnings of $15.6 million from equity investments. Ventura Foods, our oilseed-based products and packaged foods joint venture, recorded increased earnings of $15.0 million and Horizon, our wheat milling joint venture, recorded increased earnings of $0.6 million compared to the same three months in the previous year. The Ventura Foods earnings improvement is primarily the result of improved operating margins.
      Our Ag Business segment generated improved earnings of $9.4 million from equity investments. Earnings in our equity investment in Agriliance increased $10.5 million and are primarily attributable to crop protection products of that joint venture. In April 2004, the Company finalized the purchase of additional ownership in Agriliance so that the Company now owns 50%, which accounts for the majority of this increase. In addition, Agriliance recorded slightly increased earnings from operations primarily in wholesale crop protection operations compared to the same period of a year ago. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings improved compared to the same period in 2004 as a result of lower costs of inputs; however, the prices of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients were up 9% over last year. Southern retail operations earnings also improved compared to the same period in 2004, which was partially offset by a decrease in a Canadian joint venture earnings of $0.4 million and equity earnings in other Ag Business segment joint ventures also decreased $0.7 million compared to the same three-month period in the previous year.
      Our Energy segment generated improved earnings of $0.2 million related to improved margins in an NCRA equity investment.
      Loss on Impairments of Assets. During the third fiscal quarter ended May 31, 2005, we recorded an impairment of $2.5 million, primarily on wheat milling equipment at a closed facility.
      Minority Interests. Minority interests of $18.0 million for the three months ended May 31, 2005 increased by $1.5 million (9%) compared to the three months ended May 31, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended May 31, 2004. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.
      Income Taxes. Income tax expense of $17.9 million for the three months ended May 31, 2005 compares with $8.9 million for the three months ended May 31, 2004. The resulting effective tax rates for the three months ended May 31, 2005 and 2004 were 14.0% and 9.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2005 and 2004. The income taxes and effective tax rate vary each period upon profitability and nonpatronage business activity during each of the comparable periods.
      Discontinued Operations. During the three months ended May, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In the Consolidated Statements of Operations (unaudited) all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been restated to report those operations as discontinued. The amounts recorded for the three months ended May 31, 2005 and 2004 were $4.8 million ($2.9 million, net of taxes) and $2.8 million ($1.7 million, net of taxes), respectively.

Comparison of the nine months ended May 31, 2005 and 2004
      General. We recorded income from continuing operations before income taxes of $174.7 million during the nine months ended May 31, 2005 compared to $162.6 million in the nine months ended May 31, 2004, an increase of $12.1 million (7%). Our earnings for 2005 included a $35.0 million impairment charge related to our investment in CF Industries, which we recorded in the first quarter of the current fiscal year.
      Our Energy segment generated income from continuing operations before income taxes of $116.5 million for the nine months ended May 31, 2005 compared with $93.1 million for the nine months ended May 31, 2004. This increase in earnings of $23.4 million (25%) is primarily attributable to higher margins on refined fuels, which resulted mainly from increased global demand, but were partially offset by decreased propane earnings, compared to the same nine-month period of the previous year.
      Our Ag Business segment generated income from continuing operations before income taxes of $37.5 million for the nine months ended May 31, 2005 compared to $40.1 million for the nine months ended May 31, 2004, a decrease in earnings of $2.6 million (6%). Our grain marketing operations improved earnings by $24.6 million, of which $18.5 million of the improvement is related to certain Chinese nonperformance of contracts, as previously discussed. Our country operations recorded improved earnings of $4.3 million. The activity in this segment also includes our proportionate share of earnings from our agronomy related investments. Partially offsetting the improvements in earnings is the decrease in earnings of $35.0 million, primarily due to an impairment of our investment in CF Industries, Inc. During the first fiscal quarter of fiscal year 2005, we determined that the carrying value of our investment in CF Industries, Inc., a domestic fertilizer manufacturing company in which we hold a minority interest, should be reduced by $35.0 million, resulting in an impairment charge to our first fiscal quarter results. The net effect to income after taxes was $32.1 million. Natural gas, the primary component in nitrogen fertilizer, tends to be more expensive in the United States than in most other parts of the world. As a result, CF Industries, Inc. has incurred significant losses in recent years because of increased costs for raw materials while at the same time imports of less expensive nitrogen fertilizer have increased. Based upon this evaluation, we determined that it was appropriate to decrease our carrying value in the investment by $35.0 million with an impairment charge to income during the fiscal quarter ended November 30, 2004. Our proportionate share of earnings from our other agronomy equity investments increased by $3.5 million for the nine months ended May 31, 2005 compared to the same period in 2004.
      Our Processing segment generated income from continuing operations before income taxes of $12.0 million for the nine months ended May 31, 2005 compared to $21.9 million for the nine months ended May 31, 2004, a decrease in earnings of $9.9 million (45%). Oilseed processing earnings decreased $12.3 million, which was primarily the result of lower crushing margins, partially offset by improved oilseed refining margins. The lower crushing margins are due to higher input costs. Higher demand for soybeans in foreign markets have increased the cost of soybeans used in crushing operations. Our share of earnings from Horizon, our wheat milling joint venture, decreased $1.8 million for the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004. In addition, we recorded an impairment of $2.5 million, primarily on wheat milling equipment at a closed facility. Partially offsetting these decreases in earnings was our share of earnings from Ventura Foods, our packaged foods joint venture, which increased $6.7 million compared to the prior year.
      Corporate and Other generated income from continuing operations before income taxes of $8.7 million for the nine months ended May 31, 2005 compared to $7.5 million for the nine months ended May 31, 2004, an increase in earnings of $1.2 million (15%). The primary increase in earnings was $3.4 million in a gain on sale of investment held in Corporate and Other as compared to the previous years nine-month period ended May 31, 2004. This increase was partially offset by our business solutions operations which reflected decreased earnings of $2.2 million, primarily as a result of reduced hedging and insurance income and increased expenses.
      Net Income. Consolidated net income for the nine months ended May 31, 2005 was $133.7 million compared to $140.6 million for the nine months ended May 31, 2004, which represents a $6.9 million (5%) decrease.
      Net Sales. Consolidated net sales were $8.4 billion for the nine months ended May 31, 2005 compared to $7.9 billion for the nine months ended May 31, 2004, which represents a $492.5 million (6%) increase.
      Our Energy segment net sales, after elimination of intersegment sales, of $3.9 billion increased $1,130.8 million (41%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004. During the nine months ended May 31, 2005 and 2004, the Energy segment recorded sales to the Ag Business segment of $117.2 million and $87.4 million, respectively. The net sales increase of $1,130.8 million is comprised of a net increase of $1,053.8 million related to price appreciation on refined fuels and propane products and $77.0 million related to a net increase in sales volume. Refined fuels net sales increased $866.7 million (44%), of which $736.9 million was related to a net average selling price increase and $129.8 million was related to increased volumes. The sales price of refined fuels increased $0.39 per gallon (38%) and volumes increased 5% when comparing the nine months ended May 31, 2005 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $127.5 million (30%), of which $124.2 million was related to a net average selling price increase and $3.3 million was due to increased volumes compared to the same nine-month period in the previous year. Propane prices increased $0.20 per gallon (29%) and sales volume increased 1% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the nine months ended May 31, 2005 compared to the same period in 2004.
      Our Ag Business segment net sales, after elimination of intersegment sales, of $4.1 billion decreased $535.9 million (12%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004. Grain net sales in our Ag Business segment totaled $3,362.7 million and $3,952.7 million during the nine months ended May 31, 2005 and 2004, respectively. The grain net sales decrease of $590.0 million (15%) is attributable to decreased average selling grain prices of $334.8 million, and $255.2 million was related to decreased volumes during the nine months ended May 31, 2005 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.52 per bushel (9%). Commodity prices in general decreased due to a strong fall 2004 harvest that produced good yields throughout most of the United States and the quality of most grains were rated as excellent or good. The average market price per bushel of soybeans, spring wheat and corn were approximately $2.22, $0.49 and $0.87, respectively, less than the prices on those same grains as compared to the nine months ended May 31, 2004. Volumes decreased 7% during the nine months ended May 31, 2005 compared with the same period of a year ago. Corn and winter wheat reflect the largest volume decreases compared to the nine months ended May 31, 2004. The decreases in grain volumes are offset by increased volumes in our two Pacific Northwest equity investments. Our Ag Business segment non-grain net sales of $697.1 million increased by $54.0 million (8%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004, primarily the result of increased sales of energy and crop nutrient products, partially offset by decreased feed and seed sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the nine months ended May 31, 2004.
      Our Processing segment net sales, after elimination of intersegment sales, of $429.0 million decreased $102.4 million (19%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004. Sales in processing are entirely our oilseed sales, of which the oilseed processing decrease of $80.7 million (29%) is primarily $88.8 million due to lower average sales price, partially offset by $8.1 million due to 4% increase in sales volumes. Oilseed refining sales decreased $21.7 million (9%), of which $25.3 million was due to lower average sales price, partially offset by $3.6 million due to 2% increase in sales volume. The average selling price of processed oilseed decreased $76 per ton and the average selling price of refined oilseed products decreased $0.03 per pound compared to the same nine-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.
      Other Revenues. Other revenues of $128.4 million increased $17.8 million (16%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004. The majority of our other revenue is generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within the Ag Business segment increased $17.8 million (25%) primarily due to increased grain storage and drying revenues.
      Cost of Goods Sold. Cost of goods sold of $8.2 billion increased $444.3 million (6%) during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004.
      Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.7 billion increased by $1,088.8 million (41%) during the nine months ended May 31, 2005 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.39 (38%) per gallon and volumes increased 5% compared to the nine months ended May 31, 2004. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2004. The average per unit cost of crude oil purchased for the two refineries increased 43% compared to the nine months ended May 31, 2004. The average cost of propane increased $0.20 (31%) per gallon and volumes increased by 1% compared to the nine months ended May 31, 2004. The average price of propane increased due to higher input costs related to global demand.
      Our Ag Business cost of goods sold, after elimination of intersegment costs, of $4.0 billion decreased $554.4 million (12%) during the nine months ended May 31, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3,314.2 million and $3,924.8 million during the nine months ended May 31, 2005 and 2004, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $610.6 million (16%) compared to the nine months ended May 31, 2004, primarily the result of a $0.41 (9%) average cost per bushel decrease and a 7% decrease in volumes as compared to the prior year. Corn and winter wheat reflected the largest volume decreases compared to the nine months ended May 31, 2004. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Volumes of corn and winter wheat have decreased, primarily due to global demand on our export joint venture companies in the Pacific Northwest. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004, primarily due to energy and crop nutrient products, partially offset by decreased cost of feed and seed products. The average cost of energy products increased due to overall market condition while volumes stayed fairly consistent to the nine months ended May 31, 2004.

      Our Processing segment cost of goods sold, after elimination of intersegment costs, of $424.4 million decreased $90.0 million (18%) compared to the nine months ended May 31, 2004, which was primarily due to net decreased input costs of soybeans processed at our two crushing plants.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $145.9 million for the nine months ended May 31, 2005 increased by $5.0 million (4%) compared to the nine months ended May 31, 2004. The net increase is primarily due to higher administrative costs in our Ag Business segment and inflation.
      Gain on Sale of Investments. During the second fiscal quarter of fiscal 2005, Corporate and Other sold stock in an investment, for cash proceeds of $7.4 million and recorded a gain of $3.4 million. During the third quarter of fiscal 2004, the Company recorded a gain of $14.7 million within the Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. NCRA exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.
      Gain on Legal Settlements. Our Ag Business segment received cash of $0.7 million during the nine months ended May 31, 2004 from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Interest. Interest expense of $38.8 million for the nine months ended May 31, 2005 increased $2.1 million (6%) compared to the nine months ended May 31, 2004. The average short-term interest rate increase of 1.34% was partially offset by the average level of short-term borrowings decrease of $264.0 million during the nine months ended May 31, 2005 compared to the same period in 2004.
      Equity Loss (Income) from Investments. Equity income from investments of $74.1 million for the nine months ended May 31, 2005 favorably changed by $9.9 million (15%) compared to the nine months ended May 31, 2004. The net increase in equity income from investments was attributable to improved earnings from investments within our Processing, Ag Business and Energy segments, and Corporate and Other of $4.7 million, $3.5 million, $1.4 million and $0.3 million, respectively.
      Our Processing segment generated improved earnings of $4.7 million from equity investments. Ventura Foods, our oilseed-based products and packaged foods joint venture, recorded increased earnings of $6.4 million, partially offset by Horizon, our wheat milling joint venture, which recorded decreased earnings of $1.7 million compared to the same nine months in the previous year, The Ventura Foods earnings improvement is primarily the result of improved operating margins, offset by depressed margins in our wheat milling joint venture.
      Our Ag Business segment generated improved earnings of $3.5 million from equity investments. Equity investments within the Ag Business segment increases were primarily in two exporting joint ventures due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $1.6 million increase in equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans. Similar conditions contributed to a $0.3 million improvement in equity income from our wheat exporting investment in United Harvest. Our country operations also had increases in equity investments of $0.6 million. Our investments in a Canadian joint venture contributed improved earnings of $1.5 million. Crop nutrient volumes increased 5% compared to the previous period, however, these increases were partially offset by our equity investment in Agriliance, which decreased $0.2 million.
      Our Energy segment generated improved earnings of $1.4 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $0.3 million from equity investments as compared to the nine months ended May 31, 2004.
      Loss on Impairments of Assets. We recorded a pretax impairment loss on our CF Industries, Inc. investment of $35.0 million in our fiscal quarter ended November 30, 2004, as previously discussed, and during the third fiscal quarter ended May 31, 2005, an additional impairment of $2.5 million, primarily on wheat milling equipment at a closed facility.

      Minority Interests. Minority interests of $30.9 million for the nine months ended May 31, 2005 increased by $7.3 million (31%) compared to the nine months ended May 31, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the nine months ended May 31, 2004. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.
      Income Taxes. Income tax expense of $24.8 million for the nine months ended May 31, 2005 compares with $18.6 million for the nine months ended May 31, 2004. Effective tax rates for the nine months ended May 31, 2005 and 2004 were 14.2% and 11.4%, respectively. Excluding the CF Industries, Inc. previously discussed, the resulting effective tax rates for the nine months ended May 31, 2005 and 2004 were 11.8% and 11.4%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2005 and 2004. The income taxes and effective tax rate vary each period upon profitability and nonpatronage business activity during each of the comparable periods.
      Discontinued Operations. During the three months ended May, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In the Consolidated Statements of Operations (unaudited) all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been restated to report those operations as discontinued. The amounts recorded for the nine months ended May 31, 2005 and 2004 were $26.6 million ($16.3 million, net of taxes) and $5.6 million ($3.4 million, net of taxes), respectively.
Liquidity and Capital Resources
      On May 31, 2005, we had working capital, defined as current assets less current liabilities, of $636.5 million, and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $493.4 million, and a current ratio of 1.3 to 1.0 on August 31, 2004. On May 31, 2004, we had working capital of $446.4 million, and a current ratio of 1.2 to 1.0 compared to working capital of $458.7 million, and a current ratio of 1.3 to 1.0 on August 31, 2003. The increase in working capital between August 31, 2004 and May 31, 2005 is primarily due to earnings and the addition of $125.0 million in long-term debt during this period. This financing was initiated in part to fund capital expenditures related to low sulfur fuel regulations discussed below in Cash Flows from Investing Activities.
      During May, 2005 we renewed and expanded our committed lines of revolving credit which are used primarily to finance inventories and receivables. The previous established credit lines consisted of a $750 million 364-day revolver and a $150 million three-year revolver. The current committed credit facilities consist of a $700 million 364-day revolver and a $300 million five-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. The terms of the current credit facilities are the same as the terms of the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate are reduced under the current credit facilities. On May 31, 2005, we had $425.9 million outstanding on these lines compared with $445.3 million on May 31, 2004. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

      Cash flows used by operating activities were $98.0 million for the nine months ended May 31, 2005 compared to $107.4 million for the nine months ended May 31, 2004. Volatility in cash flows from operations for these periods is primarily the result of changing grain and crude oil prices as well as grain inventory quantities. Cash usage was comparable during the current nine-month period to the same period a year ago due to increases in grain and crude oil prices during both periods as well as an increase in grain inventory quantities during the current nine-month period. During the nine months ended May 31, 2005 grain prices increased for both soybeans ($0.53 per bushel, 8%) and spring wheat ($.01 cent per bushel, less than 1%) between August 31, 2004 and May 31, 2005, and corn, another high volume commodity, saw a price decline during that period ($.06 per bushel, 3%). Grain inventory quantities increased 29.6 million bushels (52%) during the same period. Crude oil prices on May 31, 2005 increased $9.85 per barrel (23%) when compared to August 31, 2004. During the period between August 31, 2003 and May 31, 2004, the market price per bushel of spring wheat, soybeans and corn were $0.33 (9%), $2.14 (36%), and $0.59 (24%) greater than their respective values on August 31, 2003. Crude oil prices on May 31, 2004 increased $8.31 per barrel (26%) when compared to August 31, 2003. These increases in grain and crude oil prices and grain inventories had the effect of contributing significantly to cash usage during both nine-month periods. Crude oil prices are expected to be volatile throughout the balance of the fiscal year. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest.
      Our operating activities used net cash of $98.0 million during the nine months ended May 31, 2005. Net income of $133.7 million and net non-cash expenses of $76.4 million were offset by an increase in net operating assets and liabilities of $308.1 million, resulting in the use of net cash in operating activities. The primary components of net non-cash expenses included depreciation and amortization of $81.2 million, loss on impairments of assets of $37.5 million and minority interests of $30.9 million, partially offset by income from equity investments of $74.1 million. The increase in net operating assets and liabilities was caused primarily by an increase in receivables and inventories, as a result of increases in the market value of our three primary grain commodities, crude oil prices, and inventory quantities, as explained previously. These and less significant factors increased net operating assets and liabilities by $308.1 million, and represented the largest use of cash from operations.
      Our operating activities used net cash of $107.4 million during the nine months ended May 31, 2004. Net income of $140.6 million and net non-cash expenses of $21.4 million were offset by an increase in net operating assets and liabilities of $269.4 million. The primary components of net non-cash expenses included depreciation and amortization of $80.5 million and minority interests of $23.6 million, partially offset by income from equity investments of $64.2 million. The increase in net operating assets and liabilities was caused primarily by increases in the market value of our three primary grain commodities, and an increase in crude oil prices, as explained previously. These and less significant factors increased net operating assets and liabilities by $269.4 million, and represented the largest use of cash from operations.
      Our operating activities provided net cash of $46.9 million during the three months ended May 31, 2005. Net income of $106.9 million was partially offset by net non-cash income of $3.9 million and an increase in net operating assets and liabilities of $56.1 million, resulting in this net cash provided by operating activities. The primary components of net non-cash income included income from equity investments of $57.6 million partially offset by depreciation and amortization of $26.7 million and minority interest of $18.0 million. The increase in net operating assets and liabilities on May 31, 2005 compared to February 28, 2005 was caused primarily by an increase in receivables from the sale of seasonal inventories during the spring planting season partially offset by a decrease in the inventory sold.
      Our operating activities provided net cash of $257.8 million during the three months ended May 31, 2004. Net income of $81.4 million and a decrease in net operating assets and liabilities of $182.1 million were partially offset by net non-cash expenses of $5.7 million. The primary component of net non-cash expenses included depreciation and amortization of $26.7 million and minority interests of $16.4 million, which were partially offset by income from equity investments of $32.4 million. The decrease in net operating assets and liabilities was caused primarily by lower gas prices on May 31, 2004 compared to

February 29, 2004, as well as decreased seasonal inventories at our country operations locations, partially offset by increased receivables from the sale of those inventories.

Cash Flows from Investing Activities
      For the nine months ended May 31, 2005 and 2004, the net cash flows used in our investing activities totaled $115.1 million and $105.9 million, respectively.
      The acquisition of property, plant and equipment comprised the primary use of cash totaling $187.4 million and $168.4 million for the nine months ended May 31, 2005 and 2004, respectively. For the year ending August 31, 2005, we expect to spend approximately $313.9 million for the acquisition of property, plant and equipment. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $311.0 million for NCRA’s McPherson, Kansas refinery, of which $82.8 million has been spent at our Laurel refinery and $218.4 million has been spent by NCRA at the McPherson refinery as of May 31, 2005. We expect all of these compliance projects at the refineries to be complete by December 31, 2005, and are funding them with a combination of cash flows from operations and debt proceeds.
      In July 2005, our Board of Directors approved a capital project at our Laurel, Montana refinery for $325 million that will allow us to produce more refined fuels and less asphalt from a barrel of crude oil. We expect to complete the project in fiscal 2008, and anticipate funding it with a combination of cash flows from operations and debt proceeds.
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
      Investments made during the nine months ended May 31, 2005 and 2004 totaled $4.9 million and $48.8 million, respectively. During the nine months ended May 31, 2004 we purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million. Subsequent to purchasing Farmland’s interest, we own 50% of the economic and governance interests in Agriliance. Also during the nine months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.
      During the nine months ended May 31, 2005 and 2004, the changes in notes receivable resulted in decreased cash flows of $25.7 million and $9.0 million, respectively, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil Company.
      Distributions to minority owners for the nine months ended May 31, 2005 and 2004 were $5.0 million and $1.3 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members decreased as a percent of earnings in fiscal years 2002 through 2004, when compared to prior years, due to the funding requirements for environmental capital expenditures previously discussed.

      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $9.4 million and $31.7 million for the nine months ended May 31, 2005 and 2004, respectively. During the nine months ended May 31, 2004, proceeds of $19.8 million were from a sale-leaseback transaction of equipment at the Fairmont, Minnesota soybean crushing plant. During the nine months ended May 31, 2005, we sold a portion of our Mexican Foods businesses for proceeds of $38.3 million which includes $13.8 million received for equipment that was purchased off leases during the same period. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $55.7 million and $61.8 million for the nine months ended May 31, 2005 and 2004, respectively. In addition, during the nine months ended May 31, 2005, we sold an investment held in Corporate and Other for proceeds of $7.4 million and recorded a gain of $3.4 million. During the nine months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline as previously discussed, and subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a gain of $14.7 million.
      For the three months ended May 31, 2005 and 2004, the net cash flows used in our investing activities totaled $50.0 million and $78.0 million, respectively.
      The acquisition of property, plant and equipment comprised the primary use of cash totaling $64.5 million and $66.2 million for the three months ended May 31, 2005 and 2004, respectively.
      Investments made during the three months ended May 31, 2005 and 2004 totaled $2.7 million and $47.8 million, respectively. During the three months ended May 31, 2004 we purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million, as previously discussed. Also during the three months ended May 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.
      During the three months ended May 31, 2005 and 2004, the changes in notes receivable resulted in decreases in cash flows of $34.8 million and $3.1 million, respectively, primarily from related party notes receivables at NCRA with its minority owners, Growmark, Inc. and MFA Oil.
      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $1.5 million and $2.0 million for the three months ended May 31, 2005 and 2004, respectively. During the three months ended May 31, 2005, we sold a portion of our Mexican Foods businesses for proceeds of $38.3 million which includes $13.8 million received for equipment that was purchased off leases during the same period. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $16.7 million and $12.1 million for the three months ended May 31, 2005 and 2004, respectively.

Cash Flows from Financing Activities
      We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2005, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The current committed credit facilities consist of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The terms of the current credit facilities are the same as the terms of the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate are reduced under the current credit facilities. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On May 31, 2005, August 31, 2004 and May 31, 2004, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $427.0 million, $116.1 million and $446.5 million, respectively. In September 2004, $125.0 million received from private placement debt proceeds was used to pay down our 364-day credit facility.
      We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed

$200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $118.9 million, $131.2 million and $132.8 million on May 31, 2005, August 31, 2004 and May 31, 2004, respectively. Interest rates on May 31, 2005 ranged from 4.52% to 7.13%. Repayments of $4.1 million were made on this facility during each quarter of the nine months ended May 31, 2005. Repayments of $1.6 million were made on this facility during each quarter of the nine months ended May 31, 2004.
      Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.
      In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate of 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the nine months ended May 31, 2005, repayments on these notes totaled $11.4 million.
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
      In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, primarily for the purpose of financing the purchase of Farmland’s interest in Agriliance, as previously discussed. In April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the nine-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011.
      In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the fiscal years 2011 through 2015.
      Through NCRA, we had revolving term loans outstanding of $9.8 million, $12.0 million and $12.8 million for the periods ended May 31, 2005, August 31, 2004 and May 31, 2004, respectively. Interest rates on May 31, 2005 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each quarter of the nine months ended May 31, 2005 and 2004.
      On May 31, 2005, we had total long-term debt outstanding of $778.0 million, of which $138.2 million was bank financing, $623.6 million was private placement debt and $16.2 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 has not materially changed during the nine months ended May 31, 2005, other than for the $125.0 million of private placement debt discussed previously, of which repayments will start in 2011. On May 31, 2004, we had total long-term debt outstanding of $686.7 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $9.8 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of May 31, 2005.
      During the nine months ended May 31, 2005 and 2004, we borrowed on a long-term basis $125.0 million and $35.5 million, respectively, and during the same periods repaid long-term debt of $31.0 million and $12.4 million, respectively.

      During the three months ended May 31, 2005 we had no additional long-term borrowing and during the three months ended May 31, 2004 we borrowed on a long-term basis $35.0 million. During the three months ended May 31, 2005 and 2004, we repaid long-term debt of $6.8 million and $4.1 million, respectively.
      In accordance with the bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2004 were distributed during the three months ended February 28, 2005. The cash portion of this distribution, deemed by our Board of Directors to be 30%, was $51.5 million. During the three months ended February 29, 2004, we distributed cash patronage of $28.7 million from the patronage earnings of the fiscal year ended August 31, 2003.
      Effective September 1, 2004, redemptions of capital equity certificates approved by our Board of Directors will be divided into two pools, one for non-individuals (primarily member cooperatives) who will participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. These equity redemptions are not automatic, and will only be redeemed upon approval by our Board of Directors. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by our Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals. Total cash redemptions related to the year ended August 31, 2004, to be distributed in fiscal year 2005, are expected to be approximately $32.1 million, of which $1.0 million was redeemed during the three months ended May 31, 2005 compared to $2.9 million during the three months ended May 31, 2004, and $20.3 million was redeemed during the nine months ended May 31, 2005 compared to $5.7 million during the nine months ended May 31, 2004.
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
      On May 31, 2005, we had 4,951,434 shares of Preferred Stock outstanding with a total redemption value of approximately $123.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.
Off Balance Sheet Financing Arrangements

Lease Commitments:
      Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004 have not materially changed during the nine months ended May 31, 2005.

Guarantees:
      We are a guarantor for lines of credit for related companies, of which $32.5 million was outstanding on May 31, 2005. Our bank covenants allow maximum guarantees of $150.0 million. All outstanding loans with respective creditors are current as of May 31, 2005.

Debt:
      We have no material off balance sheet debt.
Critical Accounting Policies
      Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2004. There have been no changes to these policies during the nine months ended May 31, 2005.
Contractual Obligations
      Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2004. Other than the balance sheet changes in payables and long-term debt, the total obligations have not materially changed during the nine months ended May 31, 2005.
Effect of Inflation and Foreign Currency Transactions
      Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.
Recent Accounting Pronouncements
      On November 24, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently analyzing what the effects of adopting this standard will have on us.
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
      We did not experience any material changes in market risk exposures for the period ended May 31, 2005, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2004.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

      During the third fiscal quarter ended May 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Exhibits

Exhibit	Description

10.1	2005 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 19, 2005
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Our members approved changes to our Articles of Incorporation and Bylaws which allow us to take advantage of the repeal of the Federal Dividend Allocation Rule (DAR). Members voted 99 percent in favor of the changes through a mail ballot which was counted during a special meeting May 3, 2005 at our headquarters. Sixty-four percent of eligible votes were cast on the issue. A simple majority of votes cast was require for approval.
      With the repeal of the DAR in late 2004, and passage of the article and bylaw changes, we will no longer be required to reduce our net earnings available for patronage refunds by the dividends paid on capital stock or other proprietary capital interest.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	2005 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 19, 2005
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz

John Schmitz
Executive Vice President and
Chief Financial Officer
July 8, 2005
(Date)