Form 10-K/A
period 2004-08-31
CHS INC
filed 2005-08-15
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission file number: 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive office)	(651) 355-6000 (Registrant’s Telephone number, including area code)

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
DOCUMENTS INCORPORATED BY REFERENCE
      None.

Explanatory Note
PART II.
Item 8. Financial Statements and Supplementary Data
PART IV.
Item 15. Exhibits, Financial Statements and Reports Filed on Form 8-K
SIGNATURES
Consent of Independent Registered Public Accounting Firm
Independent Auditors' Consent
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

CHS Inc.
Explanatory Note
      This Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004. This Form 10-K/A is being filed solely to amend Item 8, Item 15(a)(1) and Item 15(a)(3) to include, pursuant to the requirements of Section 210.3-09 of Regulation S-X and in place of those included in the Registrant’s Annual Report, the separate financial statements of Ventura Foods, LLC, a nonconsolidated 50% owned equity investment. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-K/A certain currently dated certifications. No other changes have been made to the Annual Report. This Form 10-K/A does not modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.
PART II.

Item 8.	Financial Statements and Supplementary Data
      Item 8 is hereby amended to add and replace the current financial statements of Ventura Foods, LLC, a non-consolidated 50% owned equity investment. The financial statements of Ventura Foods, LLC, which are included in this Form 10-K/A following the signatures, are hereby incorporated by reference in this Item 8.
PART IV.

Item 15.	Exhibits, Financial Statements and Reports Filed on Form 8-K
(a)(1)     FINANCIAL STATEMENTS
      Item 15(a)(1) is hereby amended to add and replace the following:
      Ventura Foods, LLC, a non-consolidated 50% owned equity investment
(a)(3)     EXHIBITS

3.1	Articles of Incorporation of the Company, as amended.(13)
3.2	Articles of Amendment to the Articles of Incorporation.(17)
3.3	Bylaws of the Company, as amended.(13)
4.1	Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.2	Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(15)
4.3	Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(15)

4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends.(16)
10.1		Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2		Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)
10.3		Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.*(1)
10.4		TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5		Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)
10.6		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7		Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9		Cenex Harvest States Cooperatives Share Option Plan.(21)
10	.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10	.9B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001.(21)
10	.9C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002.(21)
10	.9D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004.(21)
10.10		CHS Inc. Share Option Plan Option Agreement.(21)
10.11		CHS Inc. Share Option Plan Trust Agreement.(21)
10	.11A	Amendment No. 1 to the Trust Agreement.(21)
10.12		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10	.12A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(18)
10.13		Credit Agreement (Revolving Loan) dated as of May 21, 2003 among Cenex Harvest States Cooperatives, CoBank, ACB, SunTrust Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., BNP Paribas and the Syndication Parties.(16)
10	.13A	First Amendment to Credit Agreement dated as of May 20, 2004 between CHS Inc., CoBank, ACB, and the Syndication Parties. (20)
10.14		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10	.14A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10	.14B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10	.14C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties.(9)
10	.14D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(11)
10	.14E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(21)
10	.14F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties.(20)
10.15		Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)

10.16		Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc.(5)
10.17		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(18)
10.18		CHS Inc. Special Supplemental Executive Retirement Plan.(18)
10.19		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)
10.20		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.21		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc.(19)
10.22		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004.(20)
21.1		Subsidiaries of the Registrant.(21)
23.1		Consent of Independent Registered Public Accounting Firm.(22)
23.2		Independent Auditors’ Consent.(22)
24.1		Power of Attorney.(21)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

*	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to the Company’s Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 2002, filed January 9, 2003.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(17)	Incorporated by reference to the Company’s Form 8-K, filed August 5, 2003.

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2003 filed on November 21, 2003.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004.

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended may 31, 2004, filed July 12, 2004.

(21)	Incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2004 filed November 18, 2004.

(22)	Filed herewith.
(c)     Reports on Form 8-K
      We filed an 8-K on May 4, 2005 for changes to our Articles of Incorporation and Bylaws which allow us to take advantage of the repeal of the Federal Dividend Allocation Rule.
      We filed an 8-K on May 16, 2005 to announce the filing of a registration statement with the Securities and Exchange Commission by CF Industries Holdings, Inc., a holding company for CF Industries, Inc., of which we have an equity interest in.
      We filed an 8-K on June 1, 2005 to announce the completion of the sale of our Mexican Foods tortilla and chip businesses to Gruma Corporation.
      We filed an 8-K on June 8, 2005 for the renewal and expansion of our committed lines of revolving credit.

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

By:	/s/ JOHN SCHMITZ John Schmitz Executive Vice President and Chief Financial Officer	Date: August 15, 2005

CHS INC.
CONSOLIDATED BALANCE SHEETS

	August 31

	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,491	$168,249
Receivables	834,965	763,780
Inventories	723,893	801,883
Other current assets	273,355	178,661

Total current assets	1,968,704	1,912,573
Investments	575,816	532,893
Property, plant and equipment	1,249,655	1,122,982
Other assets	237,117	239,520

Total assets	$4,031,292	$3,807,968

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$116,115	$251,131
Current portion of long-term debt	35,117	14,951
Customer credit balances	88,686	58,417
Customer advance payments	64,042	123,383
Checks and drafts outstanding	64,584	85,239
Accounts payable	717,501	627,250
Accrued expenses	305,650	254,415
Dividends and equities payable	83,569	39,049

Total current liabilities	1,475,264	1,453,835
Long-term debt	648,701	648,222
Other liabilities	148,526	111,555
Minority interests in subsidiaries	130,715	112,645
Commitments and contingencies
Equities	1,628,086	1,481,711

Total liabilities and equities	$4,031,292	$3,807,968

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
October 28, 2004
Minneapolis, Minnesota

VENTURA FOODS, LLC
Financial Statements as of March 31, 2005
and 2004 and for the Years Ended March 31,
2005, 2004, and 2003 and Independent
Auditors’ Report

INDEPENDENT AUDITORS’ REPORT
To the Members Committee of Ventura Foods, LLC:
      We have audited the accompanying balance sheets of Ventura Foods, LLC (the “Company”) as of March 31, 2005 and 2004, and the related statements of income, members’ capital and cash flows for the years ended March 31, 2005, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Ventura Foods, LLC as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.
Deloitte & Touche LLP
June 20, 2005

VENTURA FOODS, LLC
BALANCE SHEETS

	March 31,

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$115,099,000	$117,783,000
Trade receivables, net of allowance for doubtful accounts of $2,723,000 and $1,929,000 at 2005 and 2004, respectively (Notes 2 and 4)	72,929,000	79,877,000
Inventories (Notes 2 and 4)	94,523,000	108,605,000
Prepaid expenses and other current assets	5,184,000	4,609,000
Derivative contract asset (Notes 2 and 4)	20,709,000	31,073,000

Total current assets	308,444,000	341,947,000

PROPERTY (Note 2):
Land, buildings, and improvements	118,732,000	103,903,000
Machinery and equipment	158,654,000	145,001,000
Construction-in-progress	6,823,000	13,692,000
Other property	13,916,000	13,856,000

Total	298,125,000	276,452,000
Less accumulated depreciation and amortization	129,206,000	118,074,000

Property — net	168,919,000	158,378,000
GOODWILL (NOTE 2)	43,156,000	43,156,000
TRADEMARKS (NOTE 2)	19,318,000	19,318,000
DEFERRED COMPENSATION PLAN TRUST (Note 5)	23,307,000	15,626,000
OTHER ASSETS — Net of amortization of $3,775,000 and $3,670,000 at 2005 and 2004 (Note 2)	4,108,000	4,319,000

TOTAL	$567,252,000	$582,744,000

LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable (Note 4)	$74,137,000	$81,199,000
Accrued liabilities (Note 4)	50,896,000	53,325,000
Dividends payable	14,571,000	16,091,000
Current portion of long-term debt (Note 3)	2,987,000	2,804,000
Derivative contract liability (Notes 2 and 4)	8,839,000	21,900,000
Total current liabilities	151,430,000	175,319,000
LONG-TERM DEBT (Note 3)	192,165,000	195,152,000
DEFERRED COMPENSATION OBLIGATIONS (Note 5)	27,653,000	26,513,000
Total liabilities	371,248,000	396,984,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6) MEMBERS’ CAPITAL	196,004,000	185,760,000

TOTAL	$567,252,000	$582,744,000

See notes to financial statements.

VENTURA FOODS, LLC
STATEMENTS OF INCOME

	Years Ended March 31,

	2005	2004	2003

Net sales (note 2)	$1,453,661,000	$1,312,356,000	$1,096,425,000
Cost of goods sold (note 2)	1,292,803,000	1,126,761,000	915,432,000

Gross profit	160,858,000	185,595,000	180,993,000

Operating expenses:
Selling, general, and administrative (notes 2 and 5)	115,301,000	109,096,000	102,694,000
Amortization of intangibles (note 2)	60,000	83,000	223,000

Total operating expenses	115,361,000	109,179,000	102,917,000

Operating income	45,497,000	76,416,000	78,076,000
Interest expense — net (note 3)	10,366,000	8,640,000	6,679,000
Other expense (income)	2,267,000	(1,466,000)	839,000

Net income	$32,864,000	$69,242,000	$70,558,000

See notes to financial statements.

VENTURA FOODS, LLC
STATEMENTS OF MEMBERS’ CAPITAL

	Years Ended March 31, 2005, 2004, and 2003

	Wilsey
	Foods, Inc.	CHS Inc.	Total

Balance — March 31, 2002	$75,358,000	$75,358,000	$150,716,000
Net income	35,279,000	35,279,000	70,558,000
Dividends	(27,391,000)	(27,391,000)	(54,782,000)

Balance — March 31, 2003	83,246,000	83,246,000	166,492,000
Net income	34,621,000	34,621,000	69,242,000
Dividends	(24,987,000)	(24,987,000)	(49,974,000)

Balance — March 31, 2004	92,880,000	92,880,000	185,760,000
Net income	16,432,000	16,432,000	32,864,000
Dividends	(11,310,000)	(11,310,000)	(22,620,000)

Balance — March 31, 2005	$98,002,000	$98,002,000	$196,004,000

See notes to financial statements.

VENTURA FOODS, LLC
STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$32,864,000	$69,242,000	$70,558,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,956,000	13,437,000	12,416,000
Amortization of intangibles	60,000	83,000	223,000
Long-term incentive expense (Note 5)	802,000	3,621,000	4,263,000
Write-off of acquired assets	3,166,000	984,000
Deferred rent	69,000	1,095,000	515,000
Loss on disposal of assets	561,000	646,000	872,000
Derivative contract asset	(2,697,000)	(2,632,000)	2,637,000
Changes in operating assets and liabilities:
Trade receivables	7,984,000	(15,564,000)	(7,174,000)
Inventories	15,576,000	(16,239,000)	(29,567,000)
Prepaid expenses and other current assets	(553,000)	1,169,000	(3,639,000)
Accounts payable	(7,408,000)	28,347,000	12,766,000
Accrued liabilities	(4,945,000)	15,246,000	10,685,000
Deferred compensation obligations	901,000	344,000	552,000
Due from (to) affiliates		309,000	(309,000)

Net cash provided by operating activities	60,336,000	100,088,000	74,798,000

Cash flows from investing activities:
Business acquisition (net of cash of $152,000)	(7,518,000)
Acquisition of property	(20,606,000)	(19,698,000)	(16,062,000)
Proceeds from sale of assets	34,000	58,000	1,845,000
Investment in rabbi trust	(8,243,000)
Other assets	(89,000)	(569,000)	(1,332,000)

Net cash used in investing activities	(36,422,000)	(20,209,000)	(15,549,000)

Cash flows from financing activities:
Borrowing of long-term debt		175,000,000
Repayment of long-term debt	(2,804,000)	(74,223,000)	(12,758,000)
Net (payments on) borrowings from line of credit		(20,500,000)	12,500,000
Payment to Wilsey Foods, Inc. (Note 1)			(491,000)
Bank overdraft (Note 2)	346,000	(5,543,000)	(6,416,000)
Dividends paid	(24,140,000)	(39,630,000)	(58,584,000)

Net cash (used in) provided by financing activities	(26,598,000)	35,104,000	(65,749,000)

Net (decrease) increase in cash and cash equivalents	(2,684,000)	114,983,000	(6,500,000)
Cash and cash equivalents — beginning of period	117,783,000	2,800,000	9,300,000

Cash and cash equivalents — end of period	$115,099,000	$117,783,000	$2,800,000

Supplemental disclosure of cash flow information — cash paid during the period for interest	$11,629,000	$6,250,000	$7,183,000

See notes to financial statements.

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2005, 2004, and 2003

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
      At the formation date, a liability equal to the net deferred income tax liability of Wilsey at August 30, 1996 was assumed by the Company. The amount was payable in five equal installments of $487,000 plus a final installment of $491,000. The final installment of $491,000 was paid during fiscal year 2003.

2.	Accounting Policies
      Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in accounts payable are bank overdrafts of $1,448,000 and $1,102,000 at March 31, 2005 and 2004, respectively.
      Inventories — Inventories consist of the following at March 31:

	2005	2004

Bulk oil	$30,364,000	$46,682,000
Finished goods	39,988,000	40,948,000
Ingredients and supplies	24,171,000	20,975,000

Total	$94,523,000	$108,605,000

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
      Derivative Financial Instruments — The Company’s use of derivative financial instruments is limited to forwards, futures, and certain other delivery contracts as discussed below. The Company enters into these contracts to limit its exposure to price volatility of various food oils that are critical to its processing and distribution activities. It is the Company’s policy to remain substantially hedged with respect to edible oil product price risk; derivative contracts are used to maintain this hedged position.
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

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The following summarizes the Company’s various derivative contracts outstanding at March 31, 2005 and 2004 (pounds and dollars in thousands):

		Net
		Unrealized
Forward Contracts and Commitments	Pounds	Gain (Loss)

March 31, 2005
Forward purchases	306,300	$11,154
Forward sales	416,900	(3,563)
Basis purchase	284,700	2,115
Basis sales	32,100	(22)
Futures contracts	152,600	2,186

	1,192,600	$11,870

March 31, 2004
Forward purchases	412,000	$12,164
Forward sales	630,000	(19,493)
Basis purchase	810,600	6,462
Basis sales	65,100	(185)
Futures contracts	421,400	10,225

	2,339,100	$9,173

      The fair value of futures contracts is determined from quotes listed on the Chicago Board of Trade or other market makers. Forward purchase and sales contracts are with various counterparties and the fair values of such contracts are determined from the market price of the underlying product.
      The Company is exposed to loss in the event of nonperformance by the other parties to the contracts. However, the Company does not anticipate nor has it experienced nonperformance by counterparties.
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

Long-Term Debt — The fair value of long-term fixed rate debt is estimated based upon prevailing market interest rates available to the Company. The Company estimates the fair value of the

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

$20,152,000 6.55% fixed rate debt as of March 31, 2005 to be $19,247,000. The Company estimates the fair value of the $175,000,000 senior notes fixed rate debt as of March 31, 2005 to approximate carrying value.

Futures Contracts — The fair value of futures contracts (used for hedging purposes) is determined from quotes listed principally on the Chicago Board of Trade.
      Concentration of Credit Risk — During the years ended March 31, 2005, 2004, and 2003, net sales to one customer were 24%, 23% and 23% of total net sales, respectively. This customer represents approximately 20% and 19% of trade receivables at March 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.
      The Company maintains cash deposits with various financial institutions. The Company periodically evaluates the credit standing of these financial institutions and has not sustained any credit losses relating to such balances.
      Marketable Securities — The Company’s marketable securities comprise equity securities that have been classified as trading securities. The equity securities are carried at fair market value based upon quoted market prices. Unrealized gains on equity securities are recognized in net income and totaled $1,055,000 and $2,052,000 for the years ended March 31, 2005 and 2004, respectively (see Note 5). The marketable securities are related to the rabbi trust investments (see Note 5). The Company holds an investment in a non-publicly traded company accounted for under the cost method. During 2004, an impairment loss of $984,000 was recorded.
      Goodwill and Trademarks — The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company performed an annual impairment test on the value of goodwill and indefinite-life intangible assets on March 31, 2005 and concluded that, other than noted in Note 7, goodwill and indefinite-life intangible assets were not impaired. Other identifiable intangible assets consist of patents, deferred financing costs and other assets, which are amortized using the straight-line method over 5 to 15 years.
      Amortization expense for other intangible assets subject to amortization was $60,000, $83,000, and $223,000 for the years ended March 31, 2005, 2004, and 2003, respectively. Estimated annual amortization for each of the years in the five-year period ending March 31, 2010 is $40,000.
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
      Advertising Costs — The Company expenses advertising costs in the period incurred. For the years ended March 31, 2005, 2004, and 2003, the Company incurred advertising expenses of approximately $8,294,000, $8,366,000, and $9,039,000, respectively.
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

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facilities expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whatever they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the impact that will result from adopting FASB Statement No. 151 and such impact on the Company’s financial position and results of operations has not yet been determined.
      Reclassifications — Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

3.	Line of Credit and Long-Term Debt
      Line of Credit — At March 31, 2005, the Company had a revolving line-of-credit agreement with a banking group to provide for borrowings of up to an aggregate of $75,000,000. There were no outstanding borrowings at March 31, 2005 and 2004. The applicable interest rates are based, at the option of the Company, at a London InterBank Offered Rate (“LIBOR”) or a term federal funds rate (“TFFR”) option. The line of credit matures on December 20, 2005.
      Long-Term Debt — In December 2003, the Company issued, in a private placement, a series of senior unsecured notes in the aggregate amount of $175,000,000. The Company issued Series A, B and C notes in the amounts of $40,000,000, $70,000,000 and $65,000,000, respectively. The Series A and C notes have maturity dates of December 23, 2013 and December 23, 2018, respectively. The notes bear interest at an annualized rate of 5.65% and 5.95%, respectively. Interest is paid semiannually on June 23 and December 23 and principal is due on the maturity date. The Series B notes mature on December 23, 2015 and bear interest at an annualized rate of 5.65%. Interest is paid semiannually on June 23 and December 23. Beginning on December 23, 2011, the Company is required to make semi-annual payments of $7,777,778 on December 23 and June 23 through December 23, 2015 for principal and interest. Accrued interest at March 31, 2005 and 2004 was $2,736,000 and $2,801,000, respectively. Proceeds from the borrowing in the amount of $71,600,000 were used to retire the long-term debt described above. The Company incurred $632,000 of debt issuance costs, included in other assets, which have been deferred and are being amortized as a component of interest expense over the term of the notes.
      The Company has a standby letter of credit available of $10,000,000 as of March 31, 2005.

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005 and 2004, balances outstanding on a term loan with a bank were $20,152,000 and $22,950,000, respectively. The agreement requires quarterly principal and interest payments of $1,058,000. The interest rate on this term loan is fixed at 6.55%. Accrued interest at March 31, 2005 and 2004 was $110,000 and $125,000, respectively. The term loan with the bank matures in November 2010.
      The line of credit, term loan agreement and senior notes contain various covenants, including compliance with debt limitations, members’ capital minimums, interest coverage ratio and other financial ratios, restrictions on mergers, consolidations, sale of assets, transactions with affiliates, and limitations on liens.
      Annual maturities of long-term debt are as follows at March 31, 2005:

2006	$2,987,000
2007	3,187,000
2008	3,401,000
2009	3,629,000
2010	3,873,000
Thereafter	178,075,000

Total	195,152,000
Less current portion	2,987,000

Long-term debt	$192,165,000

4.	Transactions with Affiliates
      Purchases from CHS for the years ended March 31, 2005, 2004, and 2003 were $90,863,000 $83,592,000 and $66,682,000, respectively. Sales to CHS for the years ended March 31, 2005, 2004, and 2003 totaled $2,148,000, $2,294,000, and $1,056,000, respectively. Included in accounts payable at March 31, 2005 and 2004 were $6,953,000 and $10,000,000, respectively, payable to CHS for purchases of oil.
      During the years ended March 31, 2005, 2004, and 2003, the Company recorded expenses of $12,091,000, $10,006,000, and $9,402,000, respectively, to Mitsui USA for the Company’s participation in Mitsui USA’s insurance plans. Included in accounts payable at March 31, 2005 and 2004 were $1,211,000 and $1,001,000, respectively, due to Mitsui USA in connection with the Company’s participation in such plans.
      Sales to Mitsui USA for the years ended March 31, 2005, 2004, and 2003 totaled $1,027,000, $1,231,000, and $1,423,000, respectively. Included in trade receivables at March 31, 2005 and 2004 were $91,000 and $133,000, respectively, of receivables from Mitsui USA for product sales.
      Forward purchase contracts as of March 31, 2005 included commitments for purchases of 26,162,467 pounds of oil from CHS. The Company recognized gains of $62,000, $763,000, and $1,081,000 on such related party commitments for the years ended March 31, 2005, 2004, and 2003, respectively.

5.	Employee Benefit Plans
      The Company has long-term incentive arrangements for certain key executives. Benefits under the plans were based on earnings over a three- to five-year period (as defined) from January 1, 1997 through December 31, 2004. An amount equal to the obligation incurred under the plans was contributed to a rabbi trust that would be available to general creditors in the event of bankruptcy. The trust holds investments primarily in marketable securities that are recorded at market value (classified as trading

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
securities). The assets in the trust are to be distributed to the employees upon retirement. The liability under the arrangements was $23,307,000 and $23,643,000 as of March 31, 2005 and 2004, respectively, and is included in deferred compensation obligation in the accompanying balance sheets.
      On January 1, 2005, the Company established new long-term incentive arrangements with certain key executives. Under these arrangements, the amount of additional compensation is based on the attainment of cumulative income-based targets over a three-month period. At the end of the defined period, assets equaling amounts earned by individual executives will be paid in cash. At March 31, 2005, a liability for the plan of $575,000 is included in long-term deferred compensation obligation in the accompanying balance sheets.
      For the years ended March 31, 2005, 2004, and 2003, the Company recognized compensation expense under the long-term incentive arrangements of $1,055,000, $2,148,000, and $4,264,000, respectively.
      The Company has a combined 401(k) and defined contribution profit-sharing plan (the “Plan”) covering substantially all employees not covered by collective bargaining agreements. Under the Plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensation or limits established by the Internal Revenue Code. The Company is required, by the Plan, to make certain matching contributions of up to 4% of each participant’s salary and may make discretionary profit-sharing contributions. Expenses under this plan for the years ended March 31, 2005, 2004, and 2003 were $4,555,000, $4,576,000, and $6,484,000, respectively. The Company also established a 401(k) defined contribution plan covering employees under certain collective bargaining agreements. Under this plan, employees can make annual voluntary contributions of up to 15% of their compensation. Certain of the Company’s union employees are participants in multiemployer plans. Payments to multiemployer pension plans are negotiated in various collective bargaining agreements and aggregated $2,295,000, $2,660,000, and $2,367,000 for the years ended March 31, 2005, 2004, and 2003, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to union employees under these multiemployer pension plans is not available, as the Company does not administer these plans.
      Effective January 1, 1999, the Company established a Supplemental Executive Retirement Plan for certain of its employees. The projected benefit obligation as of March 31, 2005 and 2004 was $4,649,000 and $3,922,000, respectively. A liability of $3,771,000 and $2,862,000 as of March 31, 2005 and 2004, respectively, is included in long-term deferred compensation obligation in the accompanying balance sheets. The plan is unfunded. During the years ended March 31, 2005, 2004, and 2003, the Company recorded an expense related to the plan of $909,000, $642,000, and $552,000, respectively.
      The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	March 31

	2005	2004	2003

Discount rate	5.75%	6.0%	6.0%
Rate of compensation increase	3.0	3.0	3.0
      The Company accrues the actuarially determined amount necessary to fund the participants’ benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

VENTURA FOODS, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

Future minimum annual payments under noncancelable operating leases with lease terms in excess of one year are as follows at March 31, 2005:

		Sublease	Net Lease
	Gross Rent	Income	Commitment

2006	$7,338,000	$942,000	$6,396,000
2007	5,679,000	942,000	4,737,000
2008	4,603,000	707,000	3,896,000
2009	3,442,000		3,442,000
2010	3,234,000		3,234,000
Thereafter	8,885,000		8,885,000

Total	$33,181,000	$2,591,000	$30,590,000

      Under the lease agreements, the Company is obligated to pay certain property taxes, insurance and maintenance costs. Certain leases contain renewal and purchase options. Rental expense for the years ended March 31, 2005, 2004, and 2003 under operating leases totaled $8,509,000, $8,336,000, and $7,138,000, respectively.
      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

7.	Acquisition
      On April 2, 2004, the Company acquired substantially all the assets and liabilities of Mardale Specialty Foods LLC (“Mardale”) for $10,117,000 consisting of a cash payment of $7,518,000 and accrued liabilities of $2,447,000. Mardale produces portion-packed wet and dry condiments for the food service industry. An officer of the Company formerly served on the Mardale Board of Directors through April 8, 2003. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated based on the fair values of the assets and liabilities acquired. During the process of allocating the excess of the purchase price over the fair value of the assets acquired, the Company determined that approximately $2,678,000 of excess purchase price could not be realized. The Company expensed this amount, which is included in other expense in the accompanying statement of income for the year ended March 31, 2005. Additionally, based upon the Company’s expected utilization of the acquired assets, a write down of property and equipment of $483,000 was recorded during 2005.
      The following is a summary of the assets acquired at estimated fair market value:

Cash	$152,000
Accounts receivable	1,036,000
Inventory	1,494,000
Other current assets	270,000
Property and equipment	4,487,000

Total assets acquired	7,439,000
Less: Accrued liabilities	2,447,000

Net assets acquired	$4,992,000

* * * * * *