Form 10-K
period 2005-08-31
CHS INC
filed 2005-11-18
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077	(651) 355-6000
(Address of principal executive office, including zip code)	(Registrant’s Telephone number, including area code)

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
YES ☐    NO ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      The information in this Annual Report on Form 10-K for the year ended August 31, 2005, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
      Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by us in the forward-looking statement or statements.
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
      In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of OPEC to agree to and maintain oil price and production controls, and the price and level of foreign imports;

•	disruption in supply;

•	political instability or armed conflict in oil-producing regions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.
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
      WE INCUR SIGNIFICANT COSTS IN COMPLYING WITH APPLICABLE LAWS AND REGULATIONS. ANY FAILURE TO MAKE THE CAPITAL INVESTMENTS NECESSARY TO COMPLY WITH THESE LAWS AND REGULATIONS COULD EXPOSE US TO FINANCIAL LIABILITY. We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are expected to be approximately $87.0 million for our Laurel, Montana refinery and $320.0 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery, of which $86.4 million had been spent at the Laurel refinery and $258.9 million had been spent by NCRA at the McPherson refinery as of August 31, 2005. We expect all of these compliance capital expenditures at the refineries to be completed by December 31, 2005, and have funded these projects with a combination of cash flows from operations and debt proceeds.
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
      ACTUAL OR PERCEIVED QUALITY, SAFETY OR HEALTH RISKS ASSOCIATED WITH OUR PRODUCTS COULD SUBJECT US TO LIABILITY AND DAMAGE OUR BUSINESS AND REPUTATION. If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.
      OUR OPERATIONS ARE SUBJECT TO BUSINESS INTERRUPTIONS AND CASUALTY LOSSES; WE DO NOT INSURE AGAINST ALL POTENTIAL LOSSES AND COULD BE SERIOUSLY HARMED BY UNEXPECTED LIABILITIES. Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages; and

•	the significant inventories that we carry or the facilities we own could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination.
      We maintain insurance against many, but not all potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on our financial position or results of operations.
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
      OPERATING RESULTS FROM OUR AGRONOMY BUSINESS COULD BE VOLATILE AND ARE DEPENDENT UPON CERTAIN FACTORS OUTSIDE OF OUR CONTROL. Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the perception held by the producer of demand for production. Weather conditions during the spring planting season and early summer spraying season also affect agronomy product volumes and profitability.
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
      WE OPERATE SOME OF OUR BUSINESS THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO CONTROL BUSINESS DECISIONS ARE LIMITED. Several parts of our business, including in particular, our agronomy operations and portions of our grain marketing, wheat milling and foods operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.
THE COMPANY
      CHS Inc. (referred to herein as “CHS”, “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ National Market under the symbol CHSCP. On August 31, 2005, we had 4,951,434 shares of preferred stock outstanding. We buy commodities from and provide products and services to our members and other customers, both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2005, our total revenues were $11.9 billion, and net income was $250.0 million.
      On January 1, 2005, we realigned our business segments based on an assessment of how our businesses operate and the products and services they sell. As a result of this assessment, leadership changes were made, including the naming of a new executive vice president and chief operating officer, so that we now have three chief operating officers to lead our three business segments; Energy, Ag Business and Processing. Prior to the realignment, we operated five business segments; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. Together our three business segments create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investment in our agronomy joint ventures and other investments. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from two wheat milling joint ventures and a vegetable oil-based food manufacturing and distribution joint venture. We have moved other business operations previously included in our operating segments to Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include our insurance, hedging and other service activities related to crop production that were previously included in our Country Operations and Services segment.
      In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $4.6 million (primarily property, plant and equipment) are still held for sale at August 31, 2005, but no material gain or loss is expected upon disposition of the remaining assets. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.
      Only producers of agricultural products and associations of producers of agricultural products may be our members. Our earnings derived from cooperative business are allocated to patrons based on the volume of business they do with us. We allocate these earnings to our members in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members, which are not allocated patronage are taxed at regular corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and we qualify for patronage refunds from them.
      Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of the two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota. In August 2003, we changed our name from Cenex Harvest States Cooperatives to CHS Inc.
      Our international sales information and segment information in Notes 2 and 12 to the consolidated financial statements are incorporated by reference into the following business segment descriptions.
      The business segment financial information presented below may not represent the results that would have been obtained had the relevant business segment been operated as an independent business due to efficiencies in scale, corporate cost allocations and intersegment activity.

ENERGY
Overview
      We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel, and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy business segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex brand to member cooperatives and others through a network of approximately 1,600 independent retail sites, including approximately 800 that operate Cenex/ Ampride convenience stores.
Operations
      Laurel Refinery. Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel, and asphalt. Our Laurel refinery sources approximately 90% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.
      Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 40% gasoline, 30% diesel and other distillates, and 30% asphalt and other residual products. During fiscal 2005 the Board of Directors approved the installation of a coker unit at Laurel, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. Total cost for this project is expected to be approximately $325 million, with completion in about thirty months. Refined fuels produced at Laurel, Montana are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.
      McPherson Refinery. The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%. The McPherson refinery processes low and medium sulfur crude oil into gasoline, diesel and other distillates, propane, and other products. McPherson sources approximately 95% of its crude oil from Kansas, Oklahoma, and Texas through NCRA-owned and common carrier pipelines.
      The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 53% gasoline, 39% diesel and other distillates, and 8% propane and other products. Approximately 90% of the refined fuels are shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa and to other markets via common carrier pipelines. The remaining refined fuel products are loaded into trucks at the McPherson refinery.
      Other Energy Operations. We own and operate a propane terminal, four asphalt terminals, five refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.
Products and Services
      Our Energy business segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, lubricants, and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties.

Sales and Marketing; Customers
      We make approximately 70% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/ Ampride tradename. We sold approximately 1.4 billion gallons of gasoline and approximately 1.5 billion gallons of diesel fuel in fiscal year 2005. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In our fiscal year 2005, our lubricants operations sold approximately 21 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In our fiscal year 2005, our propane operations sold approximately 784 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.
Industry; Competition
      Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy business segment. Our Energy business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we and NCRA are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position of either us or NCRA.
      Like many other refineries, our Energy business segment’s refineries are currently focusing their capital spending on reducing pollution and at the same time increasing production to pay for those expenditures. In particular, these refineries are currently working to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006, which are intended to lower the sulfur content of gasoline and diesel. We currently expect that the cost of compliance will be approximately $87.0 million for our Laurel, Montana refinery and $320.0 million for NCRA’s McPherson, Kansas refinery, of which $86.4 million had been spent at the Laurel refinery and $258.9 million had been spent by NCRA at the McPherson refinery as of August 31, 2005. We expect all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and have funded these projects with a combination of cash flows from operations and debt proceeds.
      The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources which can significantly affect the price of refined fuels products. Most of our energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions, and government programs, which encourage idle acres may all reduce demand for our energy products.
      The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. Our owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.
Summary Operating Results
      Summary operating results and identifiable assets for our Energy business segment for the fiscal years ended August 31, 2005, 2004 and 2003 are shown below:

	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales	$5,782,948	$4,028,248	$3,648,093
Other revenues	10,085	9,193	5,655

	5,793,033	4,037,441	3,653,748
Cost of goods sold	5,489,425	3,784,260	3,470,726
Marketing, general and administrative	62,077	66,493	63,740

Operating earnings	241,531	186,688	119,282
Gain on sale of investments	(862)	(14,666)
Interest	13,947	13,819	16,401
Equity income from investments	(3,478)	(1,399)	(1,353)
Minority interests	46,741	32,507	20,782

Income before income taxes	$185,183	$156,427	$83,452

Intersegment sales	$(170,642)	$(121,199)	$(94,209)

Total identifiable assets — August 31	$2,238,614	$1,591,254	$1,449,652

AG BUSINESS
      Our Ag Business segment includes Agronomy, Country Operations and Grain Marketing.
Agronomy

Overview
      We conduct our wholesale and some of our retail agronomy operations through our 50% ownership interest in Agriliance, LLC (Agriliance). Agriliance is one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. Agriliance has its own line of financing, without recourse to us.
      In August 2005, we sold 81% of our 20% ownership interest in CF Industries, Inc. (CF), a crop nutrients manufacturer and distributor, in an initial public offering. After the initial public offering, our ownership interest in the company was reduced to approximately 3.9%. Prior to the initial public offering, Agriliance entered into a multi-year supply contract with CF. As a result, given our small ownership interest in the company, we now consider the relationship to be as a supplier rather than a strategic joint venture.
      There is significant seasonality in the sale of crop nutrients and crop protection products and services, with peak activity coinciding with the planting and input seasons.

Operations
      Agriliance is one of the nation’s largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides) based on sales, accounting for an estimated 14% of the U.S. market for crop nutrients and approximately 24% of the U.S. market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units primarily in the southern United States. In addition, Agriliance blends and packages crop protection products under the Agri Solutions brand. Agriliance purchased approximately 31% of its fertilizer from CF during fiscal year 2005, and its other suppliers include Mosaic, PCS, PIC and Koch. Most of Agriliance’s crop protection products are purchased from Monsanto, Syngenta, Dow, Bayer, Dupont and BASF.
      Agriliance was formed in 2000 when CHS, Farmland Industries Inc. (Farmland) and Land O’Lakes, Inc. (Land O’Lakes) contributed our respective agronomy businesses to the new company in consideration for ownership interests in the venture. We hold our interests in Agriliance through United Country Brands, LLC (UCB), a wholly-owned holding company.
      In April 2003, we acquired a 13.1% additional economic interest in the crop protection products business of Agriliance (the “CPP Business”) for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’ Lakes, 25% plus an additional 13.1% of the CPP Business by us and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. The Agriliance earnings were split among the members based upon the respective economic interests of each member.
      On April 30, 2004, we purchased all of Farmland’s remaining interests in Agriliance and UCB for $27.5 million in cash. We now own 50% of the economic and governance interests in Agriliance. We continue to account for the investment using the equity method of accounting.

Products and Services
      Agriliance wholesales and retails crop nutrients that include nitrogen and potassium based products, and crop protection products that include insecticides, fungicides, and pesticides. In addition, Agriliance blends and packages 8% of the products it sells under the Agri Solutions brand. Agriliance also provides field and technical services, including soil testing, adjuvant and herbicide formulation, application and related services.

Sales and Marketing; Customers
      Agriliance distributes agronomy products through approximately 2,200 local cooperatives from Ohio to the West Coast and from the Canadian border south to Kansas. Agriliance also provides sales and services through 57 Agriliance Service Centers and other retail outlets. Agriliance’s largest customer is our country operations business, also included in our Ag Business segment. In 2005, Agriliance sold approximately $1.9 billion of crop nutrient products and approximately $1.8 billion of crop protection and other products.

Industry; Competition
      Regulation. The agronomy operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject Agriliance or us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that Agriliance is in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

      The wholesale and retail distribution of agronomy products is highly competitive and dependent upon relationships with agricultural producers, local cooperatives and growers, proximity to producers and local cooperatives and competitive pricing. Moreover, the crop protection products industry is mature with slow growth predicted for the future, which has led distributors and suppliers to turn to consolidation and strategic partnerships to benefit from economies of scale and increased market share. Agriliance competes with other large agronomy distributors, as well as other regional or local distributors and retailers. Agriliance competes on the strength of its relationships with CHS and Land O’Lakes members, its purchasing power and competitive pricing, and its attention to service in the field.
      Major competitors of Agriliance in crop nutrient distribution include Agrium, Mosaic, Koch, UAP and United Suppliers. Major competitors of Agriliance in crop protection products distribution include Helena, UAP, Tenkoz and numerous smaller distribution companies.
      At August 31, 2005 our equity investment in Agriliance was $177.9 million. We recognize earnings from Agriliance using the equity method of accounting, which results in us including our ownership percentage of Agriliance’s net earnings as equity income from investments.
Country Operations

Overview
      Our country operations purchases a variety of grains from our producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies and programs for crop and livestock production. Country operations operates at 304 locations dispersed throughout Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Colorado, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

Products and Services
      Grain Purchasing. We are one of the largest country elevator operators in North America based on revenues. Through a majority of our elevator locations, the country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through our grain marketing operations or used for local feed and processing operations. For the year ended August 31, 2005, country operations purchased approximately 345 million bushels of grain, primarily wheat (174 million bushels), corn (90 million bushels) and soybeans (40 million bushels). Of these bushels, 316 million were purchased from members and 237 million were sold through our grain marketing operations.
      Other Products. Our country operations manufactures and sells other products, both directly and through ownership interests in other entities. These include seed; crop nutrients; energy products; animal feed ingredients, supplements and products; animal health products; crop protection products; and processed sunflowers. We sell agronomy products at 166 locations, feed products at 123 locations and energy products at 110 locations.
      Fin-Ag, Inc. Through our wholly-owned subsidiary Fin-Ag, Inc. we provide seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans to our members. Most of these loans were sold to ProPartners (an affiliate of CoBank) under a financing program in which we guarantee a portion of the loans. Our guarantee exposure on August 31, 2005, was approximately $33.4 million. Financing under this program is expected to decrease as future financing is done through our recently formed 49% owned joint venture, Cofina Financial, LLC (described in greater detail under “Corporate and Other” below).

Industry; Competition
      Regulation. Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our country operations is also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.
      Competition. Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of cooperatives, privately held and large national companies. We compete primarily on the basis of price, services and patronage.
Grain Marketing

Overview
      We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling about 1.2 billion bushels annually. During fiscal year 2005, we purchased approximately 64% of our total grain volumes from individual and cooperative association members and our country operations, with the balance purchased from third parties. We arranged for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through two 50% owned joint ventures.

Operations
      Our grain marketing operations purchases grain directly and indirectly from agricultural producers primarily in the midwestern and western United States. The purchased grain is typically contracted for sale for future delivery at a specified location, while we are responsible for handling the grain and arranging for its transportation to that location. The sale of grain is recorded after title to the commodity has transferred and final weights, grades and settlement price have been agreed upon. Amounts billed to the customer as part of a sales transaction include the costs for shipping and handling. Our ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels, and barges, is a significant part of the services we offer to our customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with us. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.
      We own export terminals, river terminals, and elevators involved in the handling and transport of grain. Our river terminals at Savage and Winona, Minnesota, and Davenport, Iowa are used to load grains onto barges for shipment to both domestic and export customers via the Mississippi River system. Our export terminal at Superior, Wisconsin, provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf market. In the Pacific Northwest, we conduct our grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation), and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC, operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC, operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western

United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions. In 2003, we opened an office in Sao Paulo, Brazil, for the procurement of soybeans for our grain marketing operations international customers.
      Our grain marketing operations purchases most of its grain during the summer and fall harvest period. Because of our geographic location and the fact that we are further from our export facilities, the grain that we handle tends to be sold later after the harvest period than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of our own storage capacity, our grain marketing operations buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, our grain marketing operations has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affect the profitability of our grain marketing operations.

Products and Services
      The primary grains purchased by our grain marketing operations for the year ended August 31, 2005 were corn (415 million bushels), wheat (398 million bushels) and soybeans (296 million bushels). Of the total grains purchased by our grain marketing operations during the year ended August 31, 2005, 509 million bushels were purchased from our individual and cooperative association members, 237 million bushels were purchased from our country operations, and the remainder was purchased from third parties.

Sales and Marketing; Customers
      Purchasers include domestic and foreign millers, maltsters, feeders, crushers, and other processors. To a much lesser extent purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer. Our grain marketing operations has supply relationships calling for delivery of grain at prevailing market prices.

Industry; Competition
      Regulation. Our grain marketing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our grain marketing operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.
      Competition. Our grain marketing operations compete for both the purchase and the sale of grain. Competition is intense and margins are low. Some competitors are integrated food producers, which may also be customers. A few major competitors have substantially greater financial resources than we have.
      In the purchase of grain from producers, location of the delivery facility is a prime consideration, but producers are increasingly willing to truck grain longer distances for sale. Price is affected by the capabilities of the facility; for example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capabilities provides a price advantage. We believe that our relationships with individual members serviced by local country operations locations and with our cooperative members give us a broad origination capability.

      Our grain marketing operations competes for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations competes with numerous grain merchandisers, including major grain merchandising companies such as Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), ConAgra, Bunge and Louis Dreyfus, each of which handle grain volumes of more than one billion bushels annually.
      The results of our grain marketing operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels (including grain prices reported on national markets) and transportation costs and conditions. Supply is affected by weather conditions, disease, insect damage, acreage planted and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, by population growth, and by increased or decreased per capita consumption of some products.

Summary Operating Results
      Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2005, 2004 and 2003 are shown below (for each period below, the amounts have been reclassified to account for the change in our reportable segments described on page 5 of Item I of this Form 10-K):

	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales	$5,556,923	$6,219,917	$5,228,267
Other revenues	119,782	92,662	85,256

	5,676,705	6,312,579	5,313,523
Cost of goods sold	5,545,373	6,192,528	5,213,704
Marketing, general and administrative	85,570	86,202	70,193

Operating earnings	45,762	33,849	29,626
Gain on sale of investments	(11,358)
Gain on legal settlements		(692)	(10,867)
Interest	20,535	18,812	16,343
Equity income from investments	(55,473)	(47,488)	(19,681)
Minority interests	(41)	(24)	(27)

Income before income taxes	$92,099	$63,241	$43,858

Intersegment sales	$(9,640)	$(18,372)	$(2,650)

Total identifiable assets — August 31	$1,604,571	$1,590,337	$1,529,211

PROCESSING

Overview
      Our Processing business segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. We have focused on areas that allow us to utilize the products supplied by our member producers. These areas are oilseed processing, wheat milling and foods.

      Regulation. Our Processing business segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing business segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us or our foods partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.
Oilseed Processing
      Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush approximately 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to produce approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity and crude soyoil output similar to our Mankato facility. The facility in Fairmont became operational in the first quarter of our fiscal year 2004.
      Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods and, to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications.
      Our soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase virtually all of our soybeans from members. Our oilseed crushing operations currently produce approximately 85% of the crude oil that we refine, and purchase the balance from outside suppliers.
      Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the Midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is comparative with other suppliers of the product. Our sales to Ventura Foods were $94.6 million in fiscal year 2005. We also sell soymeal to over 600 customers, primarily feed lots and feed mills in southern Minnesota. Commodity Specialists Company accounts for 20% of soymeal sold and Land O’Lakes/ Purina Feed, LLC accounts for 15% of soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.
      The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing Inc., and Bunge. These and other competitors have acquired other processors and have expanded existing plants, or have constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We estimate that we have a market share of approximately 4% to 5% of the domestic refined soybean oil market and approximately 4% of the domestic soybean crushing capacity.
      Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the products, and other supply factors.

Wheat Milling
      In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during our fiscal year 2005 were $206.2 million and $2.9 million, respectively. Horizon Milling’s advance payments on grain to us were $7.1 million on August 31, 2005, and are included in Customer Advance Payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting. At August 31, 2005 our equity investment in Horizon Milling was $23.2 million and our book value of assets leased to Horizon Milling was $87.9 million.
Foods
      Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods), which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products, and which is 50% owned by us.
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
      Ventura Foods has 14 manufacturing and distribution locations across the United States. It sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2005 fiscal year, Sysco accounted for 27% of its net sales. During our fourth quarter of fiscal year 2005, Ventura Foods purchased two Dean Foods businesses: Marie’s dressings and Dean’s dips. The transaction included a license agreement for Ventura Foods to use the Dean’s trademark on dips.
      Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH, Smuckers, Kraft, and CF Sauer.
      Ventura Foods was created in 1996 and at that time was owned 40% by us and 60% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui & Co., Ltd. In March 2000, we purchased an additional 10% interest from Wilsey Foods, Inc. bringing our total equity investment in Ventura Foods to 50%. We account for the Ventura Foods investment under the equity method of accounting. At August 31, 2005 our equity investment in Ventura Foods was $117.6 million.

Summary Operating Results
      Summary operating results and identifiable assets for our Processing business segment for the fiscal years ended August 31, 2005, 2004 and 2003 are shown below (for each period below, the amounts have been reclassified to account for the change in our reportable segments described on page 5 of Item I of this Form 10-K):

	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales*	$610,006	$731,311	$417,863
Other revenues	1,522	2,698	2,306

	611,528	734,009	420,169
Cost of goods sold	604,418	703,344	407,823
Marketing, general and administrative	18,292	19,166	15,256

Operating (losses) earnings	(11,182)	11,499	(2,910)
Gain on sale of investments	(457)
Interest	12,287	12,399	10,427
Equity income from investments	(36,202)	(29,966)	(26,056)

Income before income taxes	$13,190	$29,066	$12,719

Intersegment sales	$(502)	$(1,363)	$(698)

Total identifiable assets — August 31	$420,373	$415,761	$440,122

*	The 2004 net sales increase from 2003 is primarily due to the additional crushing capacity of our Fairmont, Minnesota facility which began operation in our first quarter of fiscal year 2004.
CORPORATE AND OTHER
Services
      Financial Services. We have provided open account financing to more than 130 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of term and seasonal loans and can also be used as a clearing account for settlement of grain purchases and as a cash management tool. A substantial part of the term and seasonal loans have in the past been sold to the National Bank for Cooperatives (CoBank), with CoBank purchasing up to 100% of any loan. Our guarantee exposure on these loans at August 31, 2005 was approximately $8.3 million. Our borrowing arrangements allow for us to retain up to $110.0 million of loans in aggregate for both this finance program and the Fin-Ag, Inc. finance program included in our Ag Business segment, or to sell the loans and extend guarantees up to $150.0 million in aggregate.
      During the fourth quarter of our fiscal year 2005, we contributed certain assets related to our financial services business and related to Fin-Ag Inc., along with cash, to form Cofina Financial, LLC (Cofina), a joint venture finance company in which we hold a 49% ownership interest. Cenex Finance Association, which prior to the formation of Cofina operated as an independent finance company, owns the other 51% of Cofina, however the governance of this joint venture is 50/50. We participated in the formation of Cofina for the purpose of expanding the size of our financing platform, to improve the scope of services offered to customers, to gain efficiencies in sourcing funds, and to achieve some synergistic savings through participation in larger customer-financing programs. We account for our Cofina investment using the equity method of accounting.

      Country Hedging, Inc. Our wholly-owned subsidiary Country Hedging, Inc., which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full-service commodity futures and options broker.
      Ag States Agency, LLC. Ag States Agency, LLC, is an independent insurance agency, and after the purchase of the minority owner’s interest during our fiscal year 2005, is now our wholly-owned subsidiary. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 1,600 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors.
PRICE RISK AND HEDGING
      When we enter into a commodity purchase commitment we incur risks of carrying inventory, including risks related to price changes and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.
      To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The crude oil and most of the grain and oilseed volume we handle can be hedged. Some grains cannot be hedged because there are no futures for certain commodities. For those commodities, risk is managed through the use of forward sales and various pricing arrangements and to some extent cross-commodity futures hedging. While hedging activities reduce the risk of loss from changing market values of inventory, such activities also limit the gain potential which otherwise could result from changes in market prices of inventory. Our policy is to generally maintain hedged positions in grain. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. Hedging arrangements do not protect against nonperformance by counterparties to contracts, and therefore, contract values are reviewed and adjusted to reflect potential non-performance.
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
      At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy operations. The position limits are reviewed at least annually with our management. We monitor current market conditions and may expand or reduce our risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
EMPLOYEES
      At August 31, 2005, we had approximately 6,370 full, part-time and seasonal employees, which included approximately 590 employees of NCRA. Of that total, approximately 1,930 were employed in our

Energy segment, 3,400 in the country operations business (including approximately 1,140 seasonal and temporary employees), 450 in our grain marketing operations, 240 in our Processing segment and 350 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these counts. A portion of our Ag Business and Processing segments are employed in this manner.
      Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana (186 employees), are represented by agreements with two unions (United Steel Workers of America (USWA) and Oil Basin Pipeliners Union (OBP)), for which agreements are in place through 2006 in regards to wages and benefits. The contracts covering the NCRA McPherson, Kansas refinery (267 employees in the USWA union) are also in place through 2006. There are approximately 166 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Production workers in our grain marketing operations (98 employees) are represented by agreements with three unions, which expire at various times in 2008, 2009 and 2010. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (108 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2006. Finally, employees in our country operations are represented by collective bargaining agreements with two unions; the BTWGM (21 employees), with contracts expiring in December 2005 and June 2006, and the United Food and Commercial Workers (14 employees), with an expired contract that is currently being negotiated with expectations of a positive outcome.
MEMBERSHIP IN THE COMPANY AND AUTHORIZED CAPITAL
Introduction
      We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Our patrons, not us, are subject to income taxes on income from patronage sources. We are subject to income taxes on non-patronage-sourced income. See “— Tax Treatment” below.
Distribution of Net Income; Patronage Dividends
      We are required by our organizational documents annually to distribute net earnings derived from patronage business with members, after payment of dividends on equity capital, to members on the basis of patronage, except that the Board of Directors may elect to retain and add to our unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.
      These distributions, referred to as “patronage dividends,” may be distributed in cash, patrons’ equities, revolving fund certificates, our securities, securities of others, or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). The Board of Directors may change the mix in the form of the patronage dividend in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable. Patronage dividends distributed during the years ended August 31, 2005, 2004 and 2003 were $171.3 million ($51.6 million in cash), $95.2 million ($28.7 million in cash) and $88.3 million ($26.5 million in cash), respectively.
Patrons’ Equities
      Patrons’ equities are in the form of a book entry and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. A new policy was adopted effective September 1, 2004, whereby redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator, of which is the sum of the patronage certificates older than 10 years held by all eligible non-individual members.
      Cash redemptions of patrons and other equities during the years ended August 31, 2005, 2004 and 2003 were $23.7 million, $10.3 million and $31.1 million, respectively. An additional $20.0 million and $13.0 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2005 and 2004, respectively.
Governance
      We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than seven directors are elected in any year, and after our 2006 elections, if approved, the maximum number of directors elected in any year will be six. The Board of Directors is currently comprised of 17 directors. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under “— Certain Antitakeover Measures” below.
Membership
      Membership in CHS is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. The Board of Directors may establish other qualifications for membership, as it may from time to time deem advisable.
      As a membership cooperative, we do not have common stock. We may issue equity or debt securities, on a patronage basis or otherwise, to our members. We have two classes of outstanding membership. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers and may be either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.
Voting Rights
      Voting rights arise by virtue of membership, not because of ownership of any equity or debt security. Members that are cooperative associations are entitled to vote based upon a formula that takes into account the equity held by the cooperative in CHS and the average amount of business done with us over the previous three years.
      Members who are individuals are entitled to one vote each. Individual members may exercise their voting power directly or through a patrons’ association associated with a grain elevator, feed mill, seed plant or any other of our facilities (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.
      Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “Certain Antitakeover Measures” below.

Debt and Equity Instruments
      We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. As of August 31, 2005, our outstanding capital included patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.
Distribution of Assets upon Dissolution; Merger and Consolidation
      In the event of our dissolution, liquidation or winding up, whether voluntary or involuntary, all of our debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of each share or our preferred stock would then be entitled to receive out of available assets $25.00 per share plus all dividends accumulated and unpaid on that share, whether or not declared, to and including the date of distribution. This distribution to the holders of our preferred stock would be made before any payment is made or assets distributed to the holders of any security that ranks junior to the preferred stock but after the payment of the liquidation preference of any of our securities that rank senior to the preferred stock. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage. The bylaws provide for the allocation among our members and nonmember patrons of the consideration received in any merger or consolidation to which we are a party.
Certain Antitakeover Measures
      Our governing documents may be amended upon the approval of a majority of the votes cast at an annual or special meeting. However, if the Board of Directors, in its sole discretion, declares that a proposed amendment to our governing documents involves or is related to a “hostile takeover,” the amendment must be adopted by 80% of the total voting power of our members.
      The approval of not less than two-thirds of the votes cast at a meeting is required to approve a “change of control” transaction which would include a merger, consolidation, liquidation, dissolution, or sale of all or substantially all of our assets. If the Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies. The term “hostile takeover” is not further defined in the Minnesota cooperative law or our governing documents.
Tax Treatment
      Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. We are a nonexempt cooperative.
      As a cooperative, we are not taxed on qualified patronage allocated to our members either in the form of equities or cash. Consequently, those amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified unit retains) are taxable to us when allocated. Upon redemption of any non-qualified unit retains, the amount is deductible to us and taxable to the member.
      Income derived by us from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to us at corporate income tax rates.
      NCRA is not consolidated for tax purposes.

ITEM 2.	PROPERTIES
      We own or lease energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.
Energy
      Facilities in our Energy business segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminal	Glenwood, Minnesota
Transportation terminals/ repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum & asphalt terminals/ storage facilities	9 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Convenience stores/ gas stations	41 locations in Iowa, Minnesota, Montana, North Dakota, South Dakota and Wyoming, 11 of which are leased
Lubricant plants/ warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased
      We have a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/ storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Oklahoma and Texas
Jayhawk stations	40 locations located in Kansas and Oklahoma
Ag Business
      Within our Ag Business business segment, we own or lease the following facilities:

Country Operations
      In our country operations, we own 304 agri-operations locations (of which some of the facilities are on leased land), 7 feed manufacturing facilities and 3 sunflower plants located in Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Colorado, Idaho, Washington and Oregon.

Grain Marketing
      We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Minneapolis, Minnesota (owned, idle)
Myrtle Grove, Louisiana (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)
Processing
      Within our Processing business segment, we own and lease the following facilities:

Oilseed Processing
      We own a campus in Mankato, Minnesota, comprised of a soybean crushing plant, an oilseed refinery, a soyflour plant, a quality control laboratory and an administration office, and a crushing plant in Fairmont, Minnesota.

Wheat Milling
      We own five flour milling facilities at the following locations, all of which are leased to Horizon Milling:

Rush City, Minnesota
Kenosha, Wisconsin
Houston, Texas
Mount Pocono, Pennsylvania
Fairmount, North Dakota
Corporate Headquarters
      We are headquartered in Inver Grove Heights, Minnesota. We own a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space.
      Our internet address is www.chsinc.com.

ITEM 3.	LEGAL PROCEEDINGS
      We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, our management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.
      In October 2003, we and NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. We and NCRA anticipate that the aggregate capital expenditures related to these settlements will range from approximately $20.0 million to $25.0 million over the next six years. We do not believe that the settlements will have a material adverse affect on us or NCRA.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      We have approximately 54,300 members, of which approximately 1,700 are cooperative association members and approximately 52,600 are individual members. As a cooperative, we do not have any common equity that is traded.
      On August 31, 2005 we had 4,951,434 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ National Market under the symbol CHSCP.
      On April 25, 2003, we issued 298,099 shares of our 8% Cumulative Redeemable Preferred Stock (the “New Shares”) on conversion of 7,452,439 then-outstanding shares of our 8% Preferred Stock (the “Old Shares”). The New Shares were exchanged by us with our existing security holders (the holders of the Old Shares) exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. Accordingly, we relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of the New Shares and did not file a registration statement with the Securities and Exchanges Commission with respect to that issuance.
      Other than the issuance of the New Shares, we have not sold any equity securities during the three years ended August 31, 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2005, 2004, and 2003 should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have reclassified the Mexican foods business as discontinued operations.
Summary Consolidated Financial Data

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Income Statement Data:
Revenues:
Net sales	$11,769,093	$10,838,542	$9,196,666	$7,086,470	$7,407,883
Other revenues	171,963	141,165	122,473	107,351	117,378

	11,941,056	10,979,707	9,319,139	7,193,821	7,525,261
Cost of goods sold	11,458,432	10,539,198	8,994,696	6,885,450	7,136,013
Marketing, general and administrative	191,246	195,639	169,298	165,359	168,161

Operating earnings	291,378	244,870	155,145	143,012	221,087
Gain on sale of investments	(13,013)	(14,666)
Gain on legal settlements		(692)	(10,867)	(2,970)
Interest	55,137	48,717	46,257	40,852	59,237
Equity income from investments	(95,742)	(79,022)	(47,299)	(58,133)	(28,494)
Minority interests	47,736	33,830	21,950	15,390	35,098

Income from continuing operations before income taxes	297,260	256,703	145,104	147,873	155,246
Income taxes	30,434	29,462	16,031	19,881	(24,708)

Income from continuing operations	266,826	227,241	129,073	127,992	179,954
Loss on discontinued operations, net of taxes	16,810	5,909	5,232	1,854	1,400

Net income	$250,016	$221,332	$123,841	$126,138	$178,554

Balance Sheet Data (August 31):
Working capital	$758,703	$493,440	$458,738	$249,115	$305,280
Net property, plant and equipment	1,359,535	1,249,655	1,122,982	1,057,421	1,023,872
Total assets	4,726,937	4,031,292	3,807,968	3,481,727	3,057,319
Long-term debt, including current maturities	773,074	683,818	663,173	572,124	559,997
Total equities	1,757,897	1,628,086	1,481,711	1,289,638	1,261,153
      The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2005, 2004 and 2003 (for each period below, the amounts have been reclassified to account for the change in our reportable segments described on page 5 of Item I of this Form 10-K). The intercompany sales between segments were $180.8 million, $140.9 million and $97.6 million for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

Summary Financial Data by Business Segment

	Energy			Ag Business

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales	$5,782,948	$4,028,248	$3,648,093	$5,556,923	$6,219,917	$5,228,267
Other revenues	10,085	9,193	5,655	119,782	92,662	85,256

	5,793,033	4,037,441	3,653,748	5,676,705	6,312,579	5,313,523
Cost of goods sold	5,489,425	3,784,260	3,470,726	5,545,373	6,192,528	5,213,704
Marketing, general and administrative	62,077	66,493	63,740	85,570	86,202	70,193

Operating earnings	241,531	186,688	119,282	45,762	33,849	29,626
Gain on sale of investments	(862)	(14,666)		(11,358)
Gain on legal settlements					(692)	(10,867)
Interest	13,947	13,819	16,401	20,535	18,812	16,343
Equity income from investments	(3,478)	(1,399)	(1,353)	(55,473)	(47,488)	(19,681)
Minority interests	46,741	32,507	20,782	(41)	(24)	(27)

Income before income taxes	$185,183	$156,427	$83,452	$92,099	$63,241	$43,858

Intersegment sales	$(170,642)	$(121,199)	$(94,209)	$(9,640)	$(18,372)	$(2,650)

Total identifiable assets — August 31	$2,238,614	$1,591,254	$1,449,652	$1,604,571	$1,590,337	$1,529,211

	Processing			Corporate and Other

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales	$610,006	$731,311	$417,863
Other revenues	1,522	2,698	2,306	$40,574	$36,612	$29,256

	611,528	734,009	420,169	40,574	36,612	29,256
Cost of goods sold	604,418	703,344	407,823
Marketing, general and administrative	18,292	19,166	15,256	25,307	23,778	20,109

Operating (losses) earnings	(11,182)	11,499	(2,910)	15,267	12,834	9,147
Gain on sale of investments	(457)			(336)
Gain on legal settlements Interest	12,287	12,399	10,427	8,368	3,687	3,086
Equity income from investments	(36,202)	(29,966)	(26,056)	(589)	(169)	(209)
Minority interests				1,036	1,347	1,195

Income before income taxes	$13,190	$29,066	$12,719	$6,788	$7,969	$5,075

Intersegment sales	$(502)	$(1,363)	$(698)

Total identifiable assets — August 31	$420,373	$415,761	$440,122	$463,379	$433,940	$388,983

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, we are owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.
      We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of food products.
      On January 1, 2005, we realigned our business segments based on an assessment of how our businesses operate and the products and services they sell. As a result of this assessment, leadership changes were made, including the naming of a new executive vice president and chief operating officer, so that we now have three chief operating officers to lead our three business segments: Energy, Ag Business and Processing. Prior to the realignment, we operated five business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. Together, our three business segments create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transportation. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.
      Summary data for each of our business segments for the fiscal years ended August 31, 2005, 2004 and 2003 is provided in Item 6 “Selected Financial Data”. Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2005 or ended August 31 of the year referenced.
      Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.
      Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

      Our revenue can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.
      While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.
      Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC, was initially owned and governed 50% by us and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, our indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as our ownership or governance interest. In April 2003, we acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, 25% plus an additional 13.1% of the CPP Business by us and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, we purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. We now own 50% of the economic and governance interests in Agriliance, held through our 100% ownership interest in United Country Brands, LLC, and continue to account for this investment using the equity method of accounting.
      In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $4.6 million (primarily property, plant and equipment) are still held for sale at August 31, 2005, but no material gain or loss is expected upon disposition of the remaining assets. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.
      The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.
Recent Events
      On November 17, 2005, we made a cash investment of $35 million in US BioEnergy Corporation for an approximate 28% interest in the company. US BioEnergy Corporation is an ethanol production and marketing firm which currently has two ethanol plants under construction in Albert City, Iowa and Lake Odessa, Michigan.

Results of Operations

Comparison of the years ended August 31, 2005 and 2004
      General. We recorded income from continuing operations before income taxes of $297.3 million in fiscal 2005 compared to $256.7 million in fiscal 2004, an increase of $40.6 million (16%). These results reflected increased pretax earnings in our Ag Business and Energy segments, partially offset by decreased earnings in our Processing segment and Corporate and Other.
      Our Energy segment generated income from continuing operations before income taxes of $185.2 million for the year ended August 31, 2005 compared to $156.4 million in the prior year. This increase in earnings of $28.8 million (18%) is primarily attributable to higher margins on refined fuels, which resulted mainly from limited refining capacity and increased global demand. Earnings on our lubricants operations also improved compared to the previous year. These improvements were partially offset by decreased earnings in our propane and transportation businesses.
      Our Ag Business segment generated income from continuing operations before income taxes of $92.1 million for the year ended August 31, 2005 compared to $63.2 million in the prior year, an increase in earnings of $28.9 million (46%). All three operations that comprise this business segment generated improved earnings in fiscal 2005 compared to fiscal 2004 results. Our grain marketing operations improved earnings by $5.8 million in fiscal 2005 compared with fiscal 2004, of which $11.3 million of the increase is attributable to a situation in fiscal 2004 involving export contracts to China. During fiscal 2004, we, along with several other international grain marketing companies, experienced contract issues with Chinese customers for soybeans. Because the market value of soybeans had declined between the date of the contracts and the delivery date, certain Chinese customers indicated their intent of nonperformance on these contracts. At that time, based upon our assessment of the impact of default, we valued those contracts at $18.5 million less than current market value, which was recorded as an addition to cost of goods sold in 2004. Our country operations earnings increased $2.1 million, primarily as a result of improved margins. Strong export demand to Asia favored shuttle train movement to the west coast, and many of our country elevators were positioned to take advantage of that market. Our share of wholesale agronomy earnings generated through our agronomy ownership interests, primarily Agriliance, net of certain allocated internal expenses, increased $11.3 million. Strong grain prices during 2004 encouraged producers to increase planted acres and to purchase agronomy products to optimize yields in 2005.
      Also affecting the agronomy business of our Ag Business segment, during the first quarter of fiscal 2005 we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter in 2005 income after taxes was $32.1 million.
      In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of approximately $140.4 million. Our book basis in the portion of our ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in our first fiscal quarter results, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million recognized during the first quarter of fiscal 2005, resulted in a $9.6 million pretax gain recognized during fiscal 2005. The net effect to fiscal 2005 income, after taxes, is $8.8 million.

      Our Processing segment generated income from continuing operations before income taxes of $13.2 million for the year ended August 31, 2005 compared to $29.1 million in the prior year, a decrease in earnings of $15.9 million (55%). Oilseed processing earnings decreased $21.7 million, which was primarily the result of lower crushing margins, partially offset by improved oilseed refining margins. The lower crushing margins are due to higher raw material costs and crushing over-capacity in the geographical area around our plants. Higher demand for soybeans in foreign markets has increased the cost of soybeans used in our crushing operations, and lower-cost soybeans from areas less effected by export demand allowed soybean meal to be shipped into our trade area at costs competitive with our own. This basis difference in the price of soybeans in our geographical area compared to other areas of the country also impaired our ability to ship soybean meal to more distant markets with less local crushing capacity, which resulted in poor margins on soybean meal. We believe that this will be a continued problem in the near future, but may be at least partially mitigated by increased exports of soybeans from South America to Asia. Refined soybean oil, which has more of a national market, enjoyed improved margins over those generated in the prior fiscal year. Our share of earnings from Horizon Milling, our wheat milling joint venture, decreased $2.4 million for the year ended August 31, 2005 compared to the prior year. In addition, we recorded a loss of $2.4 million in fiscal 2005 on the disposition of wheat milling equipment at a closed facility. Partially offsetting these decreases in earnings was our share of earnings from Ventura Foods, our packaged foods joint venture, which increased $8.5 million compared to the prior year. Ventura Foods experienced rapidly increasing soybean oil costs in fiscal 2004 which could not be passed on to customers as quickly as the additional costs were incurred. During fiscal 2005, soybean oil costs were less volatile which allowed Ventura Foods to adjust sales prices and even increase market share for several categories of products.
      Corporate and Other generated income from continuing operations before income taxes of $6.8 million for the year ended August 31, 2005 compared to $8.0 million in the prior year, a decrease in earnings of $1.2 million (15%). The primary decrease in earnings was in our business solutions operations which reflected decreased earnings of $1.1 million, primarily as a result of reduced hedging and insurance income. Less volatility in grain prices affected hedging commissions and lower insurance premiums upon which we are paid a commission reduced insurance income.
      Net Income. Consolidated net income for the year ended August 31, 2005 was $250.0 million compared to $221.3 million for the year ended August 31, 2004, which represents a $28.7 million (13%) increase.
      Net Sales. Consolidated net sales of $11.8 billion for the year ended August 31, 2005 compared to $10.8 billion for the year ended August 31, 2004, which represents a $930.6 million (9%) increase.
      Our Energy segment net sales, after elimination of intersegment sales, of $5.6 billion increased $1,705.3 million (44%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. During the year ended August 31, 2005 and 2004, our Energy segment recorded sales to our Ag Business segment of $170.6 million and $121.2 million, respectively. The net sales increase of $1,705.3 million is comprised of a net increase of $1,549.8 million related to price appreciation on refined fuels and propane products and $155.5 million related to a net increase in sales volume. Refined fuels net sales increased $1,360.6 million (48%), of which $1,112.5 million was related to a net average selling price increase and $248.1 million was related to increased volumes. The sales price of refined fuels increased $0.43 per gallon (39%) and volumes increased 6% when comparing the year ended August 31, 2005 with the same period a year ago. Higher crude oil costs, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Propane net sales increased by $154.7 million (30%), of which $140.3 million was related to a net average selling price increase and $14.4 million was due to increased volumes compared to the same period in the previous year. Propane prices increased $0.19 per gallon (28%) and sales volume increased 2% in comparison to the same period of the prior year. Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the year ended August 31, 2005 compared to the same period in 2004.

      Our Ag Business segment net sales, after elimination of intersegment sales, of $5.5 billion decreased $654.3 million (11%) during the years ended August 31, 2005 compared to the year ended August 31, 2004. Grain net sales in our Ag Business segment totaled $4,613.6 million and $5,346.9 million during the year ended August 31, 2005 and 2004, respectively. The grain net sales decrease of $733.3 million (14%) is attributable to decreased average selling grain prices of $389.0 million, and $344.3 million was related to decreased volumes during the year ended August 31, 2005 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.33 per bushel (7%). Commodity prices in general decreased following a strong fall 2004 harvest that produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. The large harvest assured domestic end users of grain that there would likely be adequate supply throughout the year, which had the effect of reducing nearby purchases and hence, our sales volume. The average market price per bushel of soybeans, spring wheat and corn were approximately $1.84, $0.50 and $0.70, respectively, less than the prices on those same grains as compared to the year ended August 31, 2004. Volumes decreased 7% during the year ended August 31, 2005 compared with the same period of a year ago. Corn and winter wheat reflect the largest volume decreases compared to the year ended August 31, 2004. It appears there will again be a large harvest in 2005, which is well underway in most of the geographical areas covered by our country elevator system, and in combination with grain still owned by producers from the 2004 harvest, has resulted in low grain prices for fall delivery and a carry market for delivery into the winter months. Our Ag Business segment non-grain net sales of $933.7 million increased by $79.0 million (9%) during the year ended August 31, 2005 compared to the year ended August 31, 2004, primarily the result of increased sales of energy and crop nutrient products, partially offset by decreased feed and processed sunflower sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the year ended August 31, 2004.
      Our Processing segment net sales, after elimination of intersegment sales, of $609.5 million decreased $120.4 million (17%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, sales reported in our Processing segment are entirely from our oilseed processing operations. A lower average sales price reduced processed oilseed sales dollars by $109.2 million, and an 11% increase in volumes partially offset that variance by $31.7 million. Oilseed refining sales decreased $42.9 million (12%), of which $37.6 million was due to lower average sales price and $5.3 million due to a 2% net decrease in sales volume. The average selling price of processed oilseed decreased $68 per ton and the average selling price of refined oilseed products decreased $0.03 per pound compared to the same period of the previous year. These changes in the selling price of products are primarily driven by the price of soybeans. In 2004, the U.S. experienced a short soybean crop and strong export demand. That combination drove soybean prices to near record high levels. Soybean prices throughout most of fiscal 2005 were at more normal levels.
      Other Revenues. Other revenues of $172.0 million increased $30.8 million (22%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. The majority of our other revenue is generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers derives other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within our Ag Business segment increased $27.1 million (29%) primarily due to increased grain storage, grain marketing services and drying revenues, and revenues within Corporate and Other increased $4.0 million (11%) related to additional financing income as compared to the previous year.
      Cost of Goods Sold. Cost of goods sold of $11.5 billion increased $919.2 million (9%) during the year ended August 31, 2005 compared to the year ended August 31, 2004.
      Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.3 billion increased by $1,655.7 million (45%) during the year ended August 31, 2005 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.43 (40%) per gallon and volumes increased 6% compared to the year ended August 31, 2004. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the year ended August 31, 2004. The average per unit cost of crude oil purchased for the two refineries increased 42% compared to the year ended August 31, 2004. The average cost of propane increased $0.20 (29%) per gallon and volumes increased by 2% compared to the year ended August 31, 2004. The average price of propane increased due to higher procurement costs.
      Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.5 billion decreased $638.4 million (10%) during the year ended August 31, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4,550.2 million and $5,279.4 million during the years ended August 31, 2005 and 2004, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $729.2 million (14%) compared to the year ended August 31, 2004, primarily the result of a $0.33 (7%) average cost per bushel decrease and a 7% decrease in volumes as compared to the prior year. Corn and winter wheat reflected the largest volume decreases compared to the year ended August 31, 2004. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2005 compared to the year ended August 31, 2004, primarily due to energy and crop nutrient products, partially offset by decreased cost of feed and processed sunflower products. The average cost of energy products increased due to overall market condition while volumes stayed fairly consistent to the year ended August 31, 2004.
      Our Processing segment cost of goods sold, after elimination of intersegment costs, of $603.9 million decreased $98.1 million (14%) compared to the year ended August 31, 2004, which was primarily due to decreased input costs of soybeans processed at our two crushing plants.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $191.2 million for the year ended August 31, 2005 decreased by $4.4 million (2%) compared to the year ended August 31, 2004. The net decrease of $4.4 million primarily relates to reduced bad debt and technology expenses as compared to the prior year, mostly in our Energy segment.
      Gain on Sale of Investments. During the fourth quarter of fiscal 2005, we sold approximately 81% of our investment in CF Industries, Inc. through an initial public offering of our equity in that company. We received cash proceeds of $140.4 million and recorded a gain of $9.6 million, net of an impairment charge of $35.0 million recognized during the first quarter of fiscal 2005. This gain is reflected within the results reported for our Ag Business segment.
      During the second quarter of fiscal 2005, we sold stock representing a portion of our investment in a publicly-traded company for cash proceeds of $7.4 million and recorded a gain of $3.4 million.
      During the third quarter of fiscal 2004, we recorded a gain of $14.7 million within our Energy segment for the sale of a portion of a petroleum crude oil pipeline held by our 74.5% owned subsidiary, NCRA. NCRA exercised its right of first refusal to purchase a partial interest in this pipeline, and subsequently sold a 50% interest to another third party for cash proceeds of $25.0 million.
      Gain on Legal Settlements. Our Ag Business segment received cash of $0.7 million during the year ended August 31, 2004 from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Interest. Interest expense of $55.1 million for the year ended August 31, 2005 increased by $6.4 million (13%) compared to the year ended August 31, 2004. In September 2004, we increased our long-term debt by entering into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%, for the purpose of financing the final stages of the ultra-low sulfur upgrades at our energy refineries. In addition to the increased interest related to the private placement, the average short-term interest rate increased 1.50%. Partially offsetting the increases in interest expense was the average level of short-term borrowings, which decreased $211.7 million during fiscal 2005 compared to the year ended August 31, 2004. For the fiscal years ended August 31, 2005 and 2004, we capitalized interest of $6.8 million and $2.8 million, respectively, related to capitalized construction projects.
      Equity Income from Investments. Equity income from investments of $95.7 million for the year ended August 31, 2005 favorably changed by $16.7 million (21%) compared to the year ended August 31, 2004. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments within our Ag Business, Processing and Energy segments and Corporate and Other of $8.0 million, $6.2 million, $2.1 million and $0.4 million, respectively.
      Our Ag Business segment generated improved earnings of $8.0 million from equity investments. Our investments in a Canadian joint venture contributed improved earnings primarily from their joint ventures of $2.9 million. Our share of equity investment in Agriliance increased $3.8 million and primarily relates to improved margins in crop protection products, partially offset by reduced margins in retail operations. Our equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans contributed improved earnings of $0.3 million, and our wheat exporting investment in United Harvest contributed improved earnings of $0.3 million. Our country operations also had increases in equity investments of $0.6 million.
      Our Processing segment generated improved earnings of $6.2 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded increased earnings of $8.5 million, partially offset by Horizon Milling, our wheat milling joint venture, which recorded decreased earnings of $2.4 million compared to the same period in the previous year. During fiscal 2004, Ventura Foods faced rapidly increasing costs for soybean oil which it was unable to pass through in the form of price increases to customers. This year, soybean prices were far less volatile so a more normal gross margin was maintained. Horizon Milling’s results are primarily affected by U.S. dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity which had been idled over the past few years because of lack of demand for flour products can easily be put back in production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.
      Our Energy segment generated improved earnings of $2.1 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $0.4 million from equity investments as compared to the year ended August 31, 2004.
      Minority Interests. Minority interests of $47.7 million for the year ended August 31, 2005 increased by $13.9 million (41%) compared to the year ended August 31, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.
      Income Taxes. Income tax expense, excluding discontinued operations, of $30.4 million for the year ended August 31, 2005 compares with $29.5 million for the year ended August 31, 2004, resulting in effective tax rates of 10.2% and 11.5%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2005 and 2004. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.
      Discontinued Operations. During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been reclassified to report those operations as discontinued. The loss amounts recorded for the years ended August 31, 2005 and 2004 were $27.5 million ($16.8 million, net of taxes) and $9.7 million ($5.9 million, net of taxes), respectively.

Comparison of the years ended August 31, 2004 and 2003
      General. We recorded income from continuing operations before income taxes of $256.7 million in fiscal 2004 compared to $145.1 million in fiscal 2003, an increase of $111.6 million (77%). These results reflected increased pretax earnings in each of our business segments and Corporate and Other.
      Our Energy segment generated income from continuing operations before income taxes of $156.4 million for the year ended August 31, 2004 compared with $83.5 million in the prior year. This increase in earnings of $72.9 million (87%) is primarily attributable to higher margins on refined fuels products, which resulted mainly from increased global demand. Earnings on our lubricants, propane and transportation operations also improved compared to the previous year.
      Our Ag Business segment generated income from continuing operations before income taxes of $63.2 million for the year ended August 31, 2004 compared to $43.9 million in the prior year. This increase in earnings of $19.3 million (44%) is primarily attributable to the acquisition of Farmland’s interests in Agriliance in April 2004, as previously discussed, which represents $7.3 million of the increase in earnings, and improved Agriliance earnings from operations of $6.7 million. Our country operations business generated pretax earnings of $27.2 million for the year ended August 31, 2004 compared to $26.6 million in the prior year. This increase in earnings of $0.6 million (2%) resulted primarily from strong operating margins in energy, seed, agronomy and processed sunflower products. During 2004 and 2003, our country operations business recorded $0.7 million and $10.9 million of earnings, respectively, from the cash settlements of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Our grain marketing operations generated pretax earnings of $8.5 million for the year ended August 31, 2004 compared to $3.7 million in the prior year. This increase in earnings of $4.8 million (127%) includes improved earnings in our two exporting joint ventures, TEMCO and United Harvest. Short supplies that created strong demands for wheat, corn and soybeans along with favorable ocean freight spreads from the Pacific Northwest to Asia contributed to the improved earnings for these two joint ventures. During fiscal 2004, we, along with several other international grain marketing companies, experienced contract issues with Chinese customers for soybeans. Because the market value of soybeans had declined between the date of the contracts and the delivery date, certain Chinese customers indicated their intent of nonperformance on these contracts. At that time, based upon our assessment of the impact of default, we valued those contracts at $18.5 million less than current market value, which was recorded as an addition to cost of goods sold in 2004. We had established receivables for the expected proceeds, which approximated the valuation placed on the contracts on May 31, 2004, and therefore, there was no additional impact on our net income during the fourth quarter of 2004.
      Our Processing segment generated income from continuing operations before income taxes of $29.1 million for the year ended August 31, 2004 compared to $12.7 million in the prior year. This increase in earnings of $16.4 million (129%) was primarily the result of improved crushing and refining margins within our oilseed processing operations, accounting for $14.0 million of the improvement in earnings. A poor 2003 harvest of soybeans in the U.S. because of weather conditions coupled with strong export demand put soybeans in short supply, which widened soybean meal and oil margins throughout most of fiscal 2004. Earnings from our wheat milling joint venture, Horizon Milling, improved $3.0 million in fiscal 2004, partially offset by an impairment of $1.0 million related to idle equipment at a closed facility. Our share of earnings from Ventura Foods, our packaged foods joint venture, increased $0.9 million compared to the prior year.

      Net Income. Consolidated net income for the year ended August 31, 2004 was $221.3 million compared to $123.8 million for the year ended August 31, 2003, which represents a $97.5 million (79%) increase.
      Net Sales. Consolidated net sales of $10.8 billion for the year ended August 31, 2004 compared to $9.2 billion for the year ended August 31, 2003, represents a $1,641.9 million (18%) increase.
      Our Energy segment net sales, after elimination of intersegment sales, of $3.9 billion increased $353.2 million (10%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. During the years ended August 31, 2004 and 2003, our Energy segment recorded sales to our Ag Business segment of $121.2 million and $94.2 million, respectively. The net sales increase of $353.2 million is comprised of an increase of $578.9 million related to price appreciation and a decrease in sales of $225.7 million because of lower sales volume, primary on refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries from which we produce approximately 60% of the refined fuel products that we sell, and the balance is purchased from other U.S. refiners and distributors. Refined fuels net sales increased $317.9 million (13%), of which $444.4 million was related to a net average price increase, partially offset by a decrease of $126.5 million related to reduced volumes. Our price of refined fuels increased $0.17 per gallon (18%) and volumes decreased 4%, when comparing the year ended August 31, 2004 with the same period a year ago. Higher crude oil costs and global supply and demand forces contributed to the increase in our refined fuels selling prices. Our volume of refined fuels sales decreased primarily because of the non-renewal of a supply agreement with another refiner. Propane net sales increased by $33.1 million (7%), of which $84.6 million was related to a net average selling price increase, partially offset by a decrease of $51.5 million due to reduced volumes compared to the previous year. Our propane prices increased $0.10 per gallon (18%) and sales volume decreased 9% in comparison to the same period the prior year. Higher propane prices reflect lower industry stocks during the later part of 2003 as the result of a cold winter earlier in the calendar year. The lower sales volume for our propane during the year ended August 31, 2004 is primarily reflective of a dry autumn which offered minimal opportunity for sales related to crop drying and a relatively warm early winter, which reduced demand for home heating, as compared to the same period in 2003.
      Our Ag Business segment net sales, after elimination of intersegment sales, of $6.2 billion increased $975.9 million (19%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. Grain net sales in our Ag Business segment totaled $5,346.9 million and $4,479.8 million during the years ended August 31, 2004 and 2003, respectively. The grain net sales increase of $867.1 million (19%) is attributable to increased average selling grain prices of $484.5 million, and $382.6 million was related to increased volumes during the year ended August 31, 2004 compared to the same period the previous fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.44 per bushel (11%) and our volumes increased 8% during the year ended August 31, 2004 compared with the same period of a year ago. Commodity prices in general increased due to a poor 2003 harvest in the U.S. because of weather conditions which caused a shortage of grains and oilseeds. The average market price per bushel of soybeans, corn and spring wheat was $2.34, $0.37 and $0.25 greater than the prices on those same grains as compared to the year ended August 31, 2003. Wheat, corn and soybeans reflected our largest volume increases. Demand from Chinese customers increased international exports of soybeans. Our Ag Business segment non-grain net sales of $854.6 million increased by $108.9 million (15%) during the year ended August 31, 2004 compared to the year ended August 31, 2003, primarily the result of increased average selling prices on energy, crop nutrients, seed and processed sunflower products. In addition, our country operations volumes are up due to acquisitions.
      Our Processing segment net sales, after elimination of intersegment sales, of $729.9 million increased $312.8 million (75%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. Sales in processing are entirely our oilseed sales, of which $159.6 of the increase was due to price appreciation and $153.2 million was due to higher sales volumes. The average selling price of processed and refined oilseed products increased $77 per ton and $0.08 per pound, respectively, compared to the previous year. The volume increase is primarily due to the additional volumes from our crushing plant in

Fairmont, Minnesota which began operations during the first quarter of fiscal year 2004. The price increase is primarily related to overall global market conditions for soybean oil.
      Other Revenues. Other revenues of $141.2 million increased $18.7 million (15%) during the year ended August 31, 2004 compared to the year ended August 31, 2003. The majority of our other revenue is generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers derives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within our Ag Business segment increased $7.4 million (9%), which includes grain marketing services revenues and delivery income increases of $4.5 million compared to the year ended August 31, 2003. Our Energy segment received $2.1 million of sulfur allotment recovery for the sale of a portion of its sulfur credits. In addition, we received patronage refunds of $7.7 million during the year ended August 31, 2004, an increase of $4.5 million (137%) compared to the previous year. The increase in patronage refunds is primarily the result of a patronage distribution in one of our cooperative investments, which was related to gains on legal settlements and on the sale of a warehouse facility. Other revenues within Corporate and Other improved $7.4 million (25%) related to increased revenue from commodity hedging and insurance services as compared to the previous year.
      Cost of Goods Sold. Cost of goods sold of $10.5 billion increased $1,544.5 million (17%) during the year ended August 31, 2004 compared to the year ended August 31, 2003.
      Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.8 billion increased by $286.5 million (8%) during the year ended August 31, 2004 compared to the same period of the prior year, primarily due to increased average costs, which was partially offset by reduced volumes. On a more product-specific basis, the average cost of refined fuels increased by $0.16 (17%) per gallon, which was partially offset by a 4% decrease in volumes compared to the year ended August 31, 2003. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that are purchased for resale compared to the year ended August 31, 2003. The average per unit cost of crude oil purchased for our two refineries increased 15% compared to the previous fiscal year. The average cost of propane increased $0.11 (19%) per gallon, which was partially offset by a 9% decrease in volumes compared to the year ended August 31, 2003. Propane volumes were reduced due to a dry autumn and relatively warm early winter, which was partially offset by an average cost increase due to higher procurement costs compared to the year ended August 31, 2003.
      Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $6.2 billion increased $963.1 million (18%) during the year ended August 31, 2004 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $5,279.4 million and $4,421.8 million during the years ended August 31, 2004 and 2003, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $857.6 million (19%) compared to the year ended August 31, 2003, primarily the result of a $0.43 (11%) average cost per bushel increase and an 8% increase in volumes compared to the prior year. In addition to higher commodity prices, increased shipping costs and the $18.5 million net effect of the Chinese contract defaults, previously discussed, contributed to the net increase in cost of goods sold. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased $105.5 million (13%) during the year ended August 31, 2004 compared to the year ended August 31, 2003, primarily due to an increased average cost per unit on energy products and crop nutrients, and additional volumes from acquisitions.
      Our Processing segment cost of goods sold, after elimination of intersegment costs, of $702.0 million increased by $294.9 million (72%) compared to the year ended August 31, 2003, which was primarily due to additional volumes of soybeans processed at our crushing plant in Fairmont, Minnesota and increased cost of raw materials in oilseed processing.
      Marketing, General and Administrative. Marketing, general and administrative expenses of $195.6 million for the year ended August 31, 2004 increased by $26.3 million (16%) compared to the year ended August 31, 2003. The net increase includes additional expenses due to increased retiree benefit expenses of $4.9 million, higher healthcare costs and other employee related benefits, and $5.4 million of additional bad debt expenses in our Ag Business segment and Corporate and Other.
      Gain on Sale of Investments. During the year ended August 31, 2004, we recorded a gain of $14.7 million within our Energy segment from the sale of a portion of a petroleum crude oil pipeline investment. NCRA exercised its right of first refusal to purchase a partial interest in the pipeline, and subsequently sold a 50% interest to another third party for proceeds of $25.0 million.
      Gain on Legal Settlements. Our Ag Business segment received cash of $0.7 million and $10.9 million during the years ended August 31, 2004 and 2003, respectively, from the settlement of a class action lawsuit alleging illegal price fixing against various feed vitamin product suppliers.
      Interest. Interest expense of $48.7 million for the year ended August 31, 2004 increased by $2.5 million (5%) compared to the year ended August 31, 2003. Our average level of short-term borrowings increased by $93.2 million primarily due to financing higher working capital needs and was partially offset by an average short-term interest rate decrease of 0.4% during the year ended August 31, 2004 compared to the year ended August 31, 2003. For the fiscal years ended August 31, 2004 and 2003, we capitalized interest of $2.8 million and $3.9 million, respectively, related to capitalized construction projects.
      Equity Income from Investments. Equity income from investments of $79.0 million for the year ended August 31, 2004 increased by $31.7 million (67%) compared to the year ended August 31, 2003. The net increase in equity income from investments was attributable to improved earnings from investments within our Ag Business and Processing segments of $27.8 million and $3.9 million, respectively.
      Our Ag Business segment generated improved earnings of $27.8 million from equity investments. Our agronomy joint ventures generated increased earnings of $15.0 million. In April 2004, we finalized the purchase of additional ownership in Agriliance so that we now own 50%, which accounted for $7.3 million of the increase. In addition, Agriliance recorded increased earnings from operations, primarily in wholesale crop protection operations which primarily consists of herbicides and pesticides, compared to the same period of a year ago, due to increased market share. However, the price of these products continued to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which primarily consist of fertilizers and micronutrients, were down 20% over the previous year, which partially reduced Agriliance earnings. Consistently high and volatile domestic prices for crop nutrient products have created a competitive, global supply environment. Our grain marketing operations recorded increased earnings of $13.1 million, primarily in two exporting joint ventures, due to increased export demand and favorable ocean freight spreads from the Pacific Northwest, where the exporting facilities are located, to the Pacific Rim. These factors contributed to a $6.8 million increase in equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans. Similar conditions contributed to a $5.2 million improvement in equity income from our wheat exporting investment in United Harvest.
      Our Processing segment showed increased earnings of $3.9 million, of which $3.0 million was from Horizon Milling, our wheat milling joint venture, due to increased operating efficiencies and demand growth for whole-grain wheat products. Ventura Foods, an oilseed based products and packaged foods joint venture, recorded increased earnings of $0.9 million compared to the previous year.
      Minority Interests. Minority interests of $33.8 million for the year ended August 31, 2004 increased by $11.9 million (54%) compared to the year ended August 31, 2003. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the prior year and the minority interest net effect of the gain on the sale of the NCRA investment. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

      Income Taxes. Income tax expense, excluding discontinued operations, of $29.5 million for the year ended August 31, 2004 compares with $16.0 million for the year ended August 31, 2003, resulting in effective tax rates of 11.5% and 11.0%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2004 and 2003. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.
      Discontinued Operations. During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been reclassified to report those operations as discontinued. The loss amounts recorded for the years ended August 31, 2004 and 2003 were $9.7 million ($5.9 million, net of taxes) and $8.6 million ($5.2 million, net of taxes), respectively.
Liquidity and Capital Resources
      On August 31, 2005, we had working capital, defined as current assets less current liabilities, of $758.7 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $493.4 million and a current ratio of 1.3 to 1.0 on August 31, 2004. Working capital increased during fiscal 2005 by $265.3 million despite capital expenditures of $257.5 million, primarily because of strong earnings and the addition of $125.0 million in long-term debt during this period. We anticipate that working capital will be drawn down to a level that is more consistent with prior years’ levels through capital expenditures related to the completion of the ultra-low sulfur project at the NCRA refinery, and the coker unit project at our Laurel, Montana refinery over the next thirty months, as described below in “Cash Flows from Investing Activities”.
      During May 2005, we renewed and expanded our committed lines of revolving credit which are used primarily to finance inventories and receivables. The previously established credit lines consisted of a $750 million 364-day revolver and a $150 million three-year revolver. The current committed credit facilities consist of a $700 million 364-day revolver and $300 million five-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. The terms of the current credit facilities are the same as the terms for the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate were reduced under the current credit facilities. On August 31, 2005, we had $60.0 million outstanding on these lines of credit compared with $115.0 million on August 31, 2004. In September 2004, we borrowed $125.0 million from a group of insurance companies on a long-term basis and used the proceeds to pay down the revolving lines of credit. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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
      Cash flows provided by operating activities were $209.2 million, $333.3 million and $216.5 million for the years ended August 31, 2005, 2004 and 2003, respectively. Volatility in cash flows from operations between fiscal 2005 and 2004 is primarily the result of an increase in net operating assets and liabilities as a result of increased crude and refined oil prices and an increase in grain and oilseed inventory quantities. Volatility in cash flows from operations between fiscal 2004 and 2003 is primarily the result of increased earnings of $97.5 million (79%) during fiscal 2004 compared to 2003, as well as a decrease in net operating assets and liabilities as a result of decreased grain and oilseed inventory quantities.
      Our operating activities provided net cash of $209.2 million during the year ended August 31, 2005. Net income of $250.0 million and net non-cash expenses of $72.5 million were partially offset by an increase in net operating assets and liabilities of $113.3 million. The primary components of net non-cash expenses included depreciation and amortization of $110.3 million, minority interests of $47.7 million and deferred tax expense of $26.4 million, which were partially offset by income from equity investments of $95.7 million, and a pretax gain on the sale of investments of $13.0 million. The increase in net operating assets and liabilities was caused primarily by an increase in crude oil prices of $26.82 per barrel (64%) on August 31, 2005 when compared to August 31, 2004, and an increase in grain and oilseed inventories in our Ag Business segment of 36.1 million bushels (64%) when comparing those same fiscal year-end dates.
      Our operating activities provided net cash of $333.3 million during the year ended August 31, 2004. Net income of $221.3 million, net non-cash expenses of $54.0 million, and a decrease in net operating assets and liabilities of $58.0 million, provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $108.4 million and minority interests of $33.8 million, which were partially offset by income from equity investments of $79.0 million and a pretax gain on the sale of an investment of $14.7 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in grain and oilseed inventories of 20.4 million bushels (26%) in our Ag Business segment.
      Our operating activities provided net cash of $216.5 million during the year ended August 31, 2003. Net income of $123.8 million and net non-cash expenses of $98.0 million were partially offset by a small increase in net operating assets and liabilities of $5.3 million. The primary components of net non-cash expenses included depreciation and amortization of $111.3 million and minority interests of $22.0 million, which were partially offset by income from equity investments of $47.3 million. Grain and oilseed prices on August 31, 2003 remained at the approximate levels prevailing on August 31, 2002, as market conditions were similar at the end of both fiscal years. Consequently, net operating assets and liabilities at August 31, 2003 changed only slightly compared with those at the prior year-end.
      Crude oil prices are expected to be volatile in the foreseeable future, and although crude oil prices have recently been at historical highs, related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effect on operating assets and liabilities. Grain prices have not changed materially since the 2005 fiscal year-end, and are influenced significantly by global projections of grain stocks available until the next harvest. With a projected large harvest in 2005, and inventory carried forward from 2004 by producers, we anticipate relatively low grain prices at least through the end of calendar year 2005.

Cash Flows from Investing Activities
      For the years ended August 31, 2005, 2004 and 2003, the net cash flows used in our investing activities totaled $57.0 million, $181.3 million and $173.3 million, respectively.
      The acquisition of property, plant and equipment comprised the primary use of cash totaling $257.5 million, $245.1 million and $175.7 million for the years ended August 31, 2005, 2004 and 2003, respectively. These acquisitions of property, plant and equipment included $8.5 million acquired as part of a business acquisition during the year ended August 31, 2003. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 that were made during the years ended August 31, 2005, 2004 and 2003 were $165.1 million, $135.0 million and $45.2 million, respectively. Total expenditures for these projects are expected to be approximately $87.0 million for our Laurel, Montana refinery and $320.0 million for NCRA’s McPherson, Kansas refinery, of which $86.4 million has been spent at the Laurel refinery and $258.9 million has been spent by NCRA at the McPherson refinery as of August 31, 2005. We expect all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and have funded these projects with a combination of cash flows from operations and debt proceeds. Capital expenditures during the year ended

August 31, 2003 included $46.0 million for the construction of our oilseed processing facility in Fairmont, Minnesota. Our Fairmont facility was essentially complete and operational during the first quarter of fiscal 2004. Also during the first quarter of fiscal 2004, we entered into a sale-leaseback transaction for the Fairmont facility equipment and received cash proceeds of $19.8 million from the sale.
      For the year ending August 31, 2006, we expect to spend approximately $243.3 million for the acquisition of property, plant and equipment. Included in our projected capital spending during the next three fiscal years is a coker project at our Laurel, Montana refinery for approximately $325.0 million that will allow us to produce more refined fuels and less asphalt. We expect to complete the project in fiscal 2008, and anticipate funding it with a combination of cash flows from operations and debt proceeds.
      In October 2003, we, and NCRA, reached agreement with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. We and NCRA anticipate that the aggregate capital expenditures related to these settlements will total approximately $20.0 million to $25.0 million over the next six years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.
      Investments made during the years ended August 31, 2005, 2004 and 2003 totaled $25.9 million, $49.8 million and $43.5 million, respectively. During the year ended August 31, 2005, we contributed $19.6 million in cash (plus an additional $18.5 million in net assets, primarily loans) to Cofina for a 49% equity interest. Cofina was formed by us and Cenex Finance Association to provide financing for agricultural cooperatives and businesses, and to producers of agricultural products. During the year ended August 31, 2004 we purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million, as previously discussed. During the year ended August 31, 2003, we purchased an additional 13.1% economic interest of the crop protection business of Agriliance for cash payment of $34.3 million, as previously discussed. Also during the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.
      Net working capital acquired in business acquisitions was $13.0 million during the year ended August 31, 2003.
      During the years ended August 31, 2005, 2004 and 2003, the changes in notes receivable resulted in decreases in cash flows of $23.8 million, $6.9 million and $6.6 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.
      Distributions to minority owners for the years ended August 31, 2005, 2004 and 2003 were $29.9 million, $15.9 million and $4.4 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members were lower as a percent of earnings in 2004 and 2003 when compared to other years, due to the funding requirements for environmental capital expenditures previously discussed.
      Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $21.1 million, $34.5 million and $26.9 million for the years ended August 31, 2005, 2004 and 2003, respectively, and during the year ended August 31, 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million. The proceeds from the sale of our Mexican foods business includes $13.8 million received for equipment that was used to buy out operating leases during the same period. During the year ended August 31, 2004, proceeds of $19.8 million were from a sale-leaseback transaction for equipment at our oilseed processing facility in Fairmont, Minnesota, as previously discussed. During the year ended August 31, 2003, proceeds were primarily from disposals of propane plants and non-strategic locations in our Energy segment, sales of equipment and non-strategic agri-operations locations in our Ag Business segment, and sales of wheat milling equipment in our Processing segment. Also partially offsetting cash usages were distributions received from joint ventures and investments totaling $78.4 million, $74.6 million and $44.4 million for the years ended August 31, 2005, 2004 and 2003, respectively. During the years ended August 31, 2005 and 2004, we also received proceeds of $147.8 million and $25.0 million, respectively, from the sale of investments. During the year ended August 31, 2005, we received proceeds of $140.4 million from the sale of our CF Industries, Inc. investment ($9.6 million pretax gain) in our Ag Business segment, and proceeds of $7.4 million ($3.4 million pretax gain) from another investment. During the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline as previously discussed, and subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a pretax gain on the sale of $14.7 million.

Cash Flows from Financing Activities
      We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2005, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The new committed credit facilities consist of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The terms of the current credit facilities are the same as the terms of the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate were reduced under the current credit facilities. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. On August 31, 2005 and 2004, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $61.1 million and $116.1 million, respectively. On August 31, 2005 interest rates on these facilities ranged from 3.86% to 3.93%. In September 2004 and October 2002, we received $125.0 million and $175.0 million, respectively, from private placement proceeds that were used to pay down our 364-day credit facilities. In January 2003, $83.0 million of proceeds received from the issuance of our preferred stock (net of brokers commissions of $3.2 million), was also used to pay down our 364-day credit facility.
      In November, 2005 we requested amendments to our 364-day and five-year revolving loan credit agreement, dated May 19, 2005 and to our term loan credit agreement, dated June 1, 1998, to allow for the expansion of our investment limit from $110 million to $175 million. We are currently well within that covenant, but requested the amendment to allow for potential investment opportunities in the future. The requested amendments were approved by the respective bank groups.
      In June 1998, we established a five-year revolving credit facility with a syndication of banks, with $200.0 million committed, which expired in May 2003. We had a previous outstanding balance on this facility of $75.0 million on August 31, 2002, of which repayments of $75.0 million were made during the year ended August 31, 2003.
      We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $114.8 million and $131.2 million on August 31, 2005 and 2004, respectively. Interest rates on August 31, 2005 ranged from 4.82% to 7.13%. Repayments of $16.4 million, $6.6 million and $6.6 million were made on this facility during the three years ended August 31, 2005, 2004 and 2003, respectively.
      Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

      In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the year ended August 31, 2005, repayments on these notes totaled $11.4 million.
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
      We, through NCRA, had revolving term loans outstanding of $9.0 million and $12.0 million for the years ended August 31, 2005 and 2004, respectively. Interest rates on August 31, 2005 ranged from 6.48% to 6.99%. Repayments of $3.0 million were made during each of the three years ended August 31, 2005, 2004 and 2003.
      On August 31, 2005, we had total long-term debt outstanding of $773.1 million, of which $133.3 million was bank financing, $623.6 million was private placement debt and $16.2 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2004, we had long-term debt outstanding of $683.8 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.4 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2005. The aggregate amount of long-term debt payable as of August 31, 2005 was as follows (dollars in thousands):

2006	$35,340
2007	59,856
2008	98,421
2009	117,285
2010	82,589
Thereafter	379,583

$773,074

      During the years ended August 31, 2005, 2004 and 2003, we borrowed on a long-term basis $125.0 million, $35.5 million and $175.0 million, respectively, and during the same periods repaid long-term debt of $36.0 million, $15.3 million and $89.5 million, respectively.
      In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2004 were primarily distributed during the second quarter of the year ended August 31, 2005. The cash portion of this distribution deemed by the Board of Directors to be 30% was $51.6 million. During the years ended August 31, 2004 and 2003, we distributed cash patronage of $28.7 million and $26.5 million, respectively.
      Cash patronage for the year ended August 31, 2005, deemed by the Board of Directors to be 30% and to be distributed in fiscal year 2006, is expected to be approximately $60.9 million and is classified as a current liability on the August 31, 2005 consolidated balance sheet.
      Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator of which is the sum of the patronage certificates older than 10 years held by all eligible non-individual members. For the years ended August 31, 2005, 2004 and 2003, we redeemed in cash, patronage related equities in accordance with authorization from the Board of Directors in the amounts of $23.7 million, $10.3 million and $31.1 million, respectively. An additional $20.0 million and $13.0 million of capital equity certificates were redeemed in fiscal years 2005 and 2004, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to registration statements on Forms S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.58 and $27.10, which was the closing price per share of the stock on the NASDAQ National Market on January 24, 2005 and March 2, 2004, respectively. On August 31, 2005, we had 4,951,434 shares of the New Preferred outstanding with a total redemption value of approximately $123.8 million, excluding accumulated dividends. The New Preferred is redeemable at our option beginning in 2008.
      We expect cash redemptions related to the year ended August 31, 2005 to be distributed in fiscal year 2006. The distribution is expected to be approximately $64.1 million and is classified as a current liability on the August 31, 2005 consolidated balance sheet. We intend to redeem an additional $24.0 million of capital equity certificates in fiscal year 2006 by issuing shares of our New Preferred, pending effectiveness of a registration statement with the Securities and Exchange Commission.
      In 2001 and 2002 we issued 9,454,874 shares of 8% Preferred Stock (Old Preferred). In late 2002, we suspended sales of the Old Preferred, and on February 25, 2003 we filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of 8% Cumulative Redeemable Preferred Stock (New Preferred) at a price of $25.00 per share. We filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for gross proceeds of $86.3 million (3,450,000 shares). The New Preferred is listed on the NASDAQ National Market. Expenses related to the 2003 issuance of the New Preferred were $3.8 million.
      On March 5, 2003, the Board of Directors authorized the redemption and conversion of the Old Preferred shares. A redemption notification and a conversion election form were sent to holders of the Old Preferred shares on March 21, 2003 explaining that on April 25, 2003 all shares of the Old Preferred would be redeemed by us for $1.00 per share unless they were converted into shares of our New Preferred. The conversion did not change the base liquidation amount or dividend amount of the Old Preferred, since 25 shares of the Old Preferred converted to 1 share of the New Preferred. The total Old Preferred converted to the New Preferred was 7,452,439 shares, and the balance of the Old Preferred (2,002,435 shares) was redeemed in cash at $1.00 per share.

      The New Preferred accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.
Off Balance Sheet Financing Arrangements

Lease Commitments:
      We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.
      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2005, 2004 and 2003, was $31.0 million, $35.3 million and $31.7 million, respectively.
      Minimum future lease payments required under noncancellable operating leases as of August 31, 2005, were as follows:

Total

(Dollars in millions)
2006	$28.3
2007	24.0
2008	21.0
2009	12.9
2010	10.8
Thereafter	6.0

Total minimum future lease payments	$103.0

Guarantees:
      We are a guarantor for lines of credit for related companies of which $50.1 million was outstanding on August 31, 2005. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2005.

Debt:
      There is no material off balance sheet debt.
Contractual Obligations
      We had certain contractual obligations at August 31, 2005 which require the following payments to be made:

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(Dollars in thousands)
Notes payable(1)	$61,147	$61,147
Long-term debt(1)	773,074	35,340	$158,277	$199,874	$379,583
Interest payments(2)	237,246	47,508	84,084	59,405	46,249
Operating leases	103,037	28,312	44,996	23,768	5,961
Purchase obligations(3)	1,759,071	1,479,770	271,203	1,128	6,970
Other liabilities(4)	52,224		33,379	17,439	1,406

Total obligations	$2,985,799	$1,652,077	$591,939	$301,614	$440,169

(1)	Included on our consolidated balance sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2005.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations, $1,007.1 million is included in accounts payable and accrued expenses on our consolidated balance sheet.

(4)	Other liabilities include deferred compensation, deferred income taxes, accrued turnaround and contractual redemptions, and is included on the consolidated balance sheet. Of our total other liabilities on our consolidated balance sheet in the amount of $229.3 million, the timing of the payments of $177.1 million of such liabilities cannot be determined.
Critical Accounting Policies
      Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that of our significant accounting policies, the following may involve a higher degree of estimates, judgments, and complexity.

Allowances for Doubtful Accounts
      The allowances for doubtful accounts are maintained at a level considered appropriate by our management based on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic, market and other conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

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

Derivative Financial Instruments
      We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts, and therefore, contract values are reviewed and adjusted to reflect potential nonperformance.

Pension and Other Postretirement Benefits
      Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and the recorded obligations in future periods. While our management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses.

Deferred Tax Assets
      We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income as well as other factors in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made.

Long-Lived Assets
      Depreciation and amortization of our property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause our management’s estimates of expected useful lives to differ from actual.
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

Environmental Liabilities
      Liabilities, including legal costs, related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is considered probable. It is often difficult to estimate the cost of environmental compliance, remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. All liabilities are monitored and adjusted as new facts or changes in law or technology occur and our management believes adequate provisions have been made for environmental liabilities. Changes in facts or circumstances may have an adverse impact on our consolidated financial results.

Revenue Recognition
      We record revenue from grain and oilseed sales after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in net sales. Service revenues are recorded only after such services have been rendered, and are included in other revenues.
Effect of Inflation and Foreign Currency Transactions
      We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations.
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB No. 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      We are required to apply SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. We are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We have not yet determined the impact that the adoption of this interpretation will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COMMODITY PRICE RISK
      We utilize futures and options contracts offered through regulated commodity exchanges to reduce price risk. We are exposed to risk of loss in the market value of inventories and fixed or partially fixed purchase and sales contracts. In order to reduce that risk, we generally take opposite and offsetting positions using futures contracts or options.
      Certain commodities cannot be hedged with futures or options contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts, to the extent practical, in order to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first with forward contracts, with futures and options used to hedge within position limits the remaining portion. These futures and options contracts and forward purchase and sales contracts used to hedge against commodity price changes are effective economic hedges of price risk, but they are not designated as, or accounted for as, hedging instruments for accounting purposes.
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
      Unrealized gains and losses on futures contracts and options used as economic hedges of energy inventories and fixed-price contracts are recognized in cost of goods sold for financial reporting using market-based prices. The inventories hedged with these derivatives are valued at the lower of cost or fair value, and the fixed-price contracts are marked to fair value using market-based prices. Certain fixed-price contracts related to propane in our Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value.
      A 10% adverse change in market prices would not materially affect our results of operations, financial position or liquidity, since our operations have effective economic hedging requirements as a general business practice.
INTEREST RATE RISK
      We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less so that the blended interest rate to us for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate to us on fixed rate debt outstanding on August 31, 2005 was approximately 6.1%; a 10% adverse change in market rates would not materially affect our results of operations, financial position or liquidity.
      At various times we have entered into interest rate treasury lock instruments to fix interest rates related to a portion of our private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes, and accordingly, the net loss on settlements was recorded as a component of other comprehensive income. Interest expense for the years ended August 31, 2005 and 2004, includes $0.9 million and $0.9 million, respectively, related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.
FOREIGN CURRENCY RISK
      We conduct essentially all of our business in U.S. dollars, except for grain marketing operations in Brazil and some purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2005 or in prior years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements listed in 15(a)(1) are set forth beginning on page F-1. Supplementary financial information required by Item 302 of Regulation S-K for the years ended August 31, 2005 and 2004 is presented below. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

		2005
	November 30,
	2004	February 28	May 31	August 31

	(Unaudited)
	(Dollars in thousands)
Net sales	$2,919,891	$2,392,442	$3,088,403	$3,368,357
Total revenues	2,964,408	2,427,190	3,137,493	3,411,965
Gross profit	108,736	88,758	152,595	132,535
Income from continuing operations	20,341	19,718	109,861	116,906
Net income	17,996	8,723	106,946	116,351

		2004
	November 30,
	2003	February 28	May 31	August 31

Net sales	$2,471,265	$2,637,821	$2,799,127	$2,930,329
Total revenues	2,504,293	2,672,222	2,842,292	2,960,900
Gross profit	103,529	56,966	123,652	156,362
Income from continuing operations	51,462	9,484	83,123	83,172
Net income (loss)	50,739	8,511	81,389	80,693

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

      During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      We have filed all information which was required to be disclosed in a Form 8-K during our fourth quarter.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS
      The table below lists our directors of as of August 31, 2005.

			Director
Name and Address	Age	District	Since

Bruce Anderson	53	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Robert Bass	51	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	56	6	2002
16425 Herigstad Road NE Silverton, Oregon 97381
Dennis Carlson	44	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	53	1	1990
2153 — 330th St North Minneota, MN 56264-1880
Robert Elliott	55	8	1996
324 Hillcrest Alliance, NE 69301
Steve Fritel	50	3	2003
2851 77th Street NE Barton, ND 58384
Robert Grabarski	56	5	1999
1770 Highway 21 Arkdale, WI 54613
Jerry Hasnedl	59	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
Glen Keppy	58	7	1999
21316 — 155th Avenue Davenport, IA 52804
James Kile	57	6	1992
508 W. Bell Lane St. John, WA 99171

			Director
Name and Address	Age	District	Since

Randy Knecht	55	4	2001
40193 — 112th Street Houghton, SD 57449
Michael Mulcahey	57	1	2003
8109 360th Avenue Waseca, MN 56093
Richard Owen	51	2	1999
PO Box 129 Geraldine, MT 59446
Duane Stenzel	59	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	43	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219
Merlin Van Walleghen	69	4	1993
24106 — 408th Avenue Letcher, SD 57359-6021
      Bruce Anderson, assistant secretary-treasurer (1995): Chairman of the Governance Committee and serves on the Government Relations Committee. Vice chairman of the North Dakota Agricultural Products Utilization Commission and past secretary of the board for North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Served two two-year terms in the North Dakota House of Representatives. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.
      Robert Bass, first vice chairman (1994): Chairman of Audit Committee. Member, CHS Foundation Finance and Investment Committee. Director and officer for Co-op Country Partners Cooperative and its predecessors for 15 years. Director for the Wisconsin Federation of Cooperatives. Holds a bachelor’s of science degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.
      David Bielenberg (2002): Serves on Audit Committee and CHS Foundation Finance and Investment Committee. Director and former board president of Wilco Farmers Cooperative, Mt. Angel, Ore. Chair of the East Valley Water District. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University, is a graduate of the Texas A&M University executive program for agricultural producers and has achieved accreditation from the National Association of Corporate Directors. Operates a diverse agricultural business near Silverton, Ore., which includes seed crops, vegetables, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.
      Dennis Carlson (2001): Serves on Audit Committee and CHS Foundation Finance and Investment Committee. Director and past chairman of Farmers Union Oil Co., Bismarck/ Mandan, N.D. and active in a number of agricultural and cooperative organizations. Operates a diverse grain and livestock operation near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.
      Curt Eischens (1990): Chairs Corporate Responsibility Committee. Served as a director and chairman of Farmers Co-op Association, Canby, Minn., and as chairman for the Minnesota Association of Cooperatives. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

      Robert Elliott (1996): Serves on Audit and Government Relations committees. Former director of Western Cooperative Alliance and New Alliance Bean and Grain Company. President of Hemingford Scholarship Foundation and past president of Nebraska Wheat Growers Association. Holds bachelor’s and master’s degrees in agriculture from California Polytechnic University at San Luis Obispo. Raises wheat, corn, dry beans, sugar beets and confectionery sunflowers near Alliance, Neb. Mr. Elliott’s principal occupation has been farming for the last five years or longer.
      Steve Fritel (2003): Serves on Capital Committee. Director for Rugby (N.D.) Farmers Oil Co., former director and chairman for Rugby Farmers Union Elevator, and member of the former CHS Wheat Milling Defined Board. Director of North Central Experiment Station Board of Visitors, past member of the Adult Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned a bachelor’s degree from North Dakota State College of Science, Wahpeton. Raises small grains, corn, soybeans and sunflowers near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.
      Robert Grabarski (1999): Chairman of the Government Relations Committee and serves on Capital Committee. Director and first vice-chairman of the Alto Dairy Cooperative Board of Directors and former interim president. Chairman of Wisconsin River Cooperative. Holds a certificate in production agriculture from the University of Wisconsin-Madison. Recipient of 2004 Wisconsin Federation of Cooperatives CO-op Builder Award. Operates a diversified dairy and crop farm near Arkdale, Wis. Mr. Grabarski’s principal occupation has been farming for the last five years or longer.
      Jerry Hasnedl (1995): Serves on Capital and Government Relations committees. Former chairman of CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and the Minnesota Association of Cooperatives. Earned associate’s of arts degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn, which includes small grains, corn, soybeans, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.
      Glen Keppy (1999): Member of Governance and Government Relations committees. Chairman of advisory committee for Clean Water Foundation and executive committee of the U.S. Meat Export Federation. Received a presidential appointment to a national advisory council to the Small Business Administration and is chairman of the National Pork Trade Committee. Member of the Federal Reserve Bank Ag Committee and serves with the 25X25 Energy Coalition Committee. Previously served on boards of the Iowa and National Pork Producer Associations. Earned a bachelor’s degree in technical agriculture from the University of Wisconsin — Platteville. Drafted by the Pittsburgh Steelers football team and also played for the Detroit Lions and Green Bay Packers. Operates a diversified crop and hog operation near Davenport, Iowa. Mr. Keppy’s principal occupation has been farming for the last five years or longer.
      James Kile, second vice chairman (1992): Chairman of Capital Committee; member of the Government Relations Committee. Served nearly two decades as a director and chairman of St. John Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and the Idaho Cooperative Council. Director and secretary for the SJE High School Foundation. Holds a bachelor’s degree in agricultural economics from Washington State University. Employed in banking before returning to St. John to operate a dryland wheat farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.
      Randy Knecht (2001): Serves on Governance and Government Relations committees. President of Four Seasons Cooperative and former director and chairman of Northern Electric Cooperative and Dakota Value Capture Cooperative organizations, as well as a wide range of agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s of science degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

      Michael Mulcahey (2003): Serves on Corporate Responsibility and Government Relations committees. Served for three decades as a director and officer for Crystal Valley CO-op and its predecessor organizations, has served as a director and chairman for South Central Federated Feeds and is active in numerous agricultural, cooperative and civic organizations. Attended Minnesota State University-Mankato and the University of Minnesota-Waseca. Operates a grain farm and raises beef near Waseca, Minn. Mr. Mulcahey’s principal occupation has been farming for the last five years or longer.
      Richard Owen (1999): Serves on the Corporate Responsibility and Government Relations committees. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as a director and officer of Central Montana Cooperative and its predecessor organization. Holds bachelor’s of science degree in agricultural economics from Montana State University. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.
      Duane Stenzel (1993): Serves on Governance Committee and CHS Foundation Finance and Investment Committee. Chairman of the former CHS Oilseed Processing and Refining Defined Member Board. Active in a wide range of agricultural and cooperative organizations. Member of WFS, Greenway Co-op and Wells Farmers Elevator, where he served as board president and secretary. Raises soybeans, corn and sweet corn near Wells, Minn. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.
      Michael Toelle, chairman (elected in 1992; chairman since 2002): Chairman, CHS Foundation. Served 15 years as a director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance sponsors committee, has served as a director and chairman with the Agriculture Council of America, and is active in a variety of cooperative and commodity organizations. Holds a bachelor’s of science degree in industrial technology from Moorhead (Minn.) State University. Operates a grain, hog and beef farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.
      Merlin Van Walleghen, secretary-treasurer (1993): Chairman of the CHS Foundation Finance and Investment Committee and member of Corporate Responsibility Committee. Served 20 years as a director and officer of the Farmers Cooperative Elevator Association of Mitchell, S.D., and served as a member and president of the South Dakota Association of Cooperatives board. Advisory director for Fulton State Bank. Holds a bachelor’s of science degree from South Dakota State University. Operates a corn and soybean operation near Letcher, S.D. Mr. Van Walleghen’s principal occupation has been farming for the last five years or longer.
      Elections are for three-year terms and are open to any qualified candidate. The qualifications for the office of director are as follows:

•	At the time of declaration of candidacy, the individual (except in the case of an incumbent) must have the written endorsement of a locally elected producer board that is part of the CHS system and located within the Region from which the individual is to be a candidate.

•	At the time of the election, the individual must be less than the age of 68.
      The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office.

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

•	The individual must currently be serving or shall have served at least one full term as a director of a Cooperative Association Member of CHS.
      The following positions on the Board of Directors will be elected at the 2005 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Curt Eischens Jerry Hasnedl
Region 2 (Montana, Wyoming)	Richard Owen
Region 3 (North Dakota)	Bruce Anderson
Region 5 (Connecticut, Indiana, Illinois, Kentucky, Michigan, Ohio, Wisconsin)	Robert Grabarski
Region 6 (Alaska, Arizona, California, Idaho, Oregon, Washington, Utah)	David Bielenberg
Region 7 (Alabama, Arkansas, Florida, Iowa, Louisiana, Missouri, Mississippi)	Glen Keppy
EXECUTIVE OFFICERS
      The table below lists our executive officers as of August 31, 2005. Officers are appointed annually by the Board of Directors.

Name	Age	Position

John D. Johnson	57	President and Chief Executive Officer
Jay Debertin	45	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	57	Executive Vice President — Corporate Administration
Thomas D. Larson	57	Executive Vice President — Business Solutions
Mark Palmquist	48	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz	55	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	58	Executive Vice President and Chief Operating Officer, Energy
      John D. Johnson, President and Chief Executive Officer, began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, director of sales and marketing and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply in 1992 and president and CEO of Harvest States 1995. Selected president and general manager of CHS upon its creation in 1998 and assumed the position of president and CEO in 2000. Serves on the board of CF Industries Holdings, Inc. and is chairman of Gold Kist Inc. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.
      Jay Debertin, Executive Vice President and Chief Operating Officer — Processing, joined the former Cenex in 1984 in its petroleum division and held a variety of positions in energy marketing operations. Named vice president, crude oil supply, in 1998 and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. Named to his current position in 2005 and is responsible for oilseed processing operations, as well as joint venture relationships in wheat milling through Horizon Milling, LLC, and in vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable fuels. Serves on the boards of directors of the National Cooperative Refinery Association, Horizon Milling, LLC and Ventura Foods, LLC. Earned a bachelor’s degree in economics from the University of North Dakota in 1982 and a master’s of business administration degree from the University of Wisconsin — Madison in 1984.

      Patrick Kluempke, Executive Vice President — Corporate Administration, is responsible for human resources, information technology, business risk control, and building and office services, along with board coordination, corporate planning and international relations. Served in the U.S. Army with tours in South Vietnam and South Korea, as Aide to General J. Guthrie. Began his career in grain trading and export marketing. Joined the former Harvest States in 1983, has held various positions within CHS in both the operations and corporate level, and was named to his current position in 2000. Serves on the board of Ventura Foods, LLC. Graduated with honors from St. Cloud (Minn.) State University.
      Thomas D. Larson, Executive Vice President — Business Solutions, began his career as a vocational agriculture teacher and later joined the former Cenex in agronomy sales. Managed a local cooperative in Hoffman, Minn., and then returned to Cenex in 1978 to hold positions in marketing, planning, agronomy services and retail operation management. Was named Executive Vice President — Member and Public Affairs in 1999 which included responsibility for communications, corporate giving, meeting and travel and governmental affairs. Named to his current position in 2005. Serves on the board of Cofina Financial, LLC. Holds a bachelor’s degree in agricultural education from South Dakota State University.
      Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, agronomic and country operations businesses in 2005. Serves on the boards of Ventura Foods, LLC and National Cooperative Refinery Association. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.
      John Schmitz, Executive Vice President and Chief Financial Officer, joined the former Harvest States in 1974 and has held a number of accounting and finance positions within CHS. Named vice president and controller of Harvest States in 1986 and had served in that position up to the time of the merger with Cenex in 1998, when he became vice president, finance. Appointed to the position of Chief Financial Officer in 1999. Serves as a director on the boards of National Cooperative Refinery Association, Ventura Foods, LLC and Cofina Financial, LLC. Earned a bachelor’s of science degree in accounting from St. Cloud (Minn.) State University, and is a member of the American Institute of Certified Public Accountants, the Minnesota Society of CPA’s and the National Society of Accountants for Cooperatives.
      Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising and managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and since 1987, executive vice president of energy for what is now CHS. Appointed to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Holds a bachelor’s degree from St. Cloud State University.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our 8% Cumulative Redeemable Preferred Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish us with copies of all Section 16(a) reports they file.
      Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2005, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act: Mr. Wendland was late in filing a report on Form 4 relating to a transaction in December 2004 and Mr. Elliott was late in filing a report on Form 4 relating to a transaction in August 2005.

Code of Ethics
      We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K of the Securities and Exchange Commission. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following address:
CHS Inc.
Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000
Audit Committee Matters
      The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Bass, Mr. Bielenberg, Mr. Carlson and Mr. Elliot, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within the company. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public auditors.
      We do not believe that any member of the Audit Committee of the Board of Directors is an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, our 17-member Board of Directors is nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represent eight (8) regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of CHS or a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an audit committee “financial expert”.
      However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairmen of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.	EXECUTIVE COMPENSATION
      Summary Compensation. The following table sets forth the cash and noncash compensation earned by our President and Chief Executive Officer and each of our executive officers whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2005, exceeded $100,000 (the “Named Executive Officers”):
Summary Compensation Table

	Annual Compensation					Long-Term
						Compensation
				Other Annual	All Other
	Year	Salary	Bonus	Compensation	Compensation	LTIP Payouts
Name and Principal Position	Ended	(1)	(1)	(2)	(3)	(1)

John. D. Johnson	8/31/05	$850,000	$850,000	$25,800	$141,126	$467,500
President and Chief	8/31/04	850,000	800,530	25,800	97,714	969,646
Executive Officer	8/31/03	850,000	710,940	25,800	99,142	820,802
Jay Debertin	8/31/05	379,000	284,250	15,120	48,879	127,053
Executive Vice President	8/31/04	300,000	186,662	15,120	31,820	230,175
and Chief Operating	8/31/03	265,000	171,083	15,120	28,561	186,104
Officer — Processing
Patrick Kluempke	8/31/05	326,400	269,800	15,120	48,747	115,088
Executive Vice President —	8/31/04	287,600	212,680	15,120	29,805	211,562
Corporate Administration	8/31/03	230,880	145,842	15,120	26,062	166,949
Thomas D. Larson	8/31/05	326,400	229,525	15,120	44,416	112,723
Executive Vice President —	8/31/04	253,400	185,489	15,120	29,100	208,647
Business Solutions	8/31/03	240,000	156,960	15,120	25,505	174,763
Mark Palmquist	8/31/05	522,300	391,725	15,120	75,877	205,563
Executive Vice President	8/31/04	490,000	342,143	15,120	44,336	412,301
and Chief Operating	8/31/03	482,400	145,323	15,120	49,611	348,215
Officer — Ag Business
John Schmitz	8/31/05	464,622	384,450	15,120	71,047	182,229
Executive Vice President	8/31/04	450,000	332,775	15,120	46,226	366,907
and Chief Financial Officer	8/31/03	410,700	268,140	15,120	38,514	285,155
Leon E. Westbrock	8/31/05	522,300	391,725	15,120	77,242	205,563
Executive Vice President	8/31/04	490,000	359,783	15,120	54,159	412,301
and Chief Operating	8/31/03	482,400	344,148	15,120	49,349	348,215
Officer — Energy

(1)	Includes amounts of salary and bonus deferred pursuant to deferred compensation plans.

(2)	Company vehicle allowance.

(3)	Other compensation includes our matching contributions under our 401(k) Plan, our nonqualified 401(k) match makeup and our profit sharing plan, and the portion of long-term disability premiums paid by us.
Report on Executive Compensation
      The Corporate Responsibility Committee of the Board of Directors, subject to the approval of the Board of Directors, makes recommendations for the compensation of our chief executive officer and oversees the administration of the executive compensation programs.
      Corporate Responsibility Committee Members,

Curt Eischens Michael Mulcahey
Richard Owen Merlin Van Walleghen
Executive Compensation Policies and Programs
      Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member owner returns by achieving aggressive goals. The compensation program links executive compensation directly to our financial performance. A significant portion of each executive’s compensation is dependent upon value-added operations and meeting financial goals and other individual performance objectives.
      Each year, the Corporate Responsibility Committee reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the executive compensation programs. The Committee, with input from a third party consultant, determines what, if any, changes are appropriate to our executive compensation programs. The Committee recommends to the Board of Directors, salary actions relative to our chief executive officer and determines the amount of annual variable pay and the amount of long-term incentive awards based on goal attainment.
      We intend, to the extent possible, to preserve the deductibility under the Internal Revenue Code of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. Accordingly, compensation paid under our share option, deferred compensation and incentive compensation plans is generally deductible.
Components of Compensation
      There are three basic components to our executive compensation plan: base pay; annual variable pay; and long-term incentive pay (awarded in the deferred compensation plan). Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from several independent compensation surveys, which include information regarding comparable industry and industry specific markets and other companies that compete with us for executive talent.
      Base Pay: Base pay is designed to be competitive at the 50th percentile of other large companies for equivalent positions. The executive’s actual salary relative to this competitive benchmark varies based on individual performance and the individual’s skills, experience and background.
      Annual Variable Pay: Award levels, like the base pay levels, are set with reference to competitive conditions and are intended to motivate our executives by providing substantial incentive payments for the achievement of aggressive goals. The actual amounts paid for our fiscal year 2005 were determined based on two factors: first, profitability and financial performance of us and the executive’s business unit; and second, the individual executive’s performance against other specific management objectives such as revenue volume growth, value added performance or talent development. Financial objectives are generally given greater weight than individual performance objectives in determining individual awards. The types and relative importance of specific financial and other business objectives varied among executives depending upon their positions and the particular business unit for which they were responsible.
      Long-Term Variable Pay: The main purpose of the long-term incentive plan is to encourage our executives to increase the value of doing business with us by increasing and improving value-added business opportunities and therefore the value to member owners of doing business with us. The long-term incentive component of the compensation program (through extended vesting) is also designed to create an incentive for the individual to remain with us.
      The long-term incentive plan consists of awards to the deferred compensation plan sponsored by us. These awards vest over a multi-year period. Like annual variable pay, award levels are set with regard to competitive considerations and each individual’s actual award is based on our financial performance, collectively.
Compensation of the Chief Executive Officer
      In determining the compensation of our chief executive officer, the Committee considers three factors: the absolute and relative performance of our business, particularly as it relates to variable pay; the market for such positions; and our compensation strategy in determining the mix of base, annual, and long-term variable pay.

      In general, our strategy is to distribute pay for the chief executive officer among the three basic components so that it effectively reflects the competitive market with major consideration for achievement of individual performance objectives.
      Mr. Johnson’s actual base salary for our fiscal year 2005 was $850,000. Based on our financial performance in terms of profitability and other individual goals related to achieving communications objectives, business partner accountability and other strategic objectives, Mr. Johnson received an annual variable pay award of $850,000 and will receive a long-term incentive award of $467,500 for our fiscal year 2005. These incentive payments were consistent with his achievement of performance standards set by the Board of Directors.
      The following summarizes certain benefits in effect as of August 31, 2005 to the Named Executive Officers.
Employment Agreement with John D. Johnson
      Our executive officers are employed on an at-will basis and, except as provided below, none of our executive officers has a written employment agreement. On November 6, 2003, we entered into an employment agreement with John D. Johnson, the President and Chief Executive Officer. The employment agreement provides for a rolling three-year period of employment effective September 1, 2003 at an initial base salary of at least $850,000, subject to annual review. Either party, subject to the rights and obligations set forth in the employment agreement, may terminate Mr. Johnson’s employment at any time. We are obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson’s employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination, and in the event of the consolidation of our business with the business of any other entity, if Mr. Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.
Annual Variable Pay Plan
      Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan (the “Incentive Program”) for our fiscal year ended August 31, 2005. Our Incentive Program is based on company, group or division performance and individual performance and such amounts will be paid after August 31, 2005. The target incentive is 50% of salary range midpoint except for our President and Chief Executive Officer, where target incentive is 67% of salary range midpoint.
Long-Term Incentive Plan
      Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan. This plan consists of a three-year performance period. Award opportunities are expressed as a percentage of a participating employee’s average salary range mid-point. Our financial performance must meet a minimum level of pretax earnings per unit of sales volume and net income levels before any awards are made from this plan. The Board of Directors has discretion to increase or decrease an award up to 20%. Awards from this plan are contributed to our Deferred Compensation Plan after the end of each plan period. For each of our fiscal years ended August 31, 2005, 2004 and 2003, the Board of Directors increased the awards by an additional 10%.

Long-Term Incentive Plans — Awards in Last Fiscal Year

	Award
Name and Principal Position	2003-2005	Maturation of Award	Threshold	Target	Maximum

John. D. Johnson	$467,500	2003-2005	$85,000	$569,500	$850,000
President and Chief Executive Officer
Jay Debertin	127,053	2003-2005	23,101	154,774	231,006
Executive Vice President and Chief Operating Officer — Processing
Patrick Kluempke	115,088	2003-2005	20,925	140,198	209,250
Executive Vice President — Corporate Administration
Thomas D. Larson	112,723	2003-2005	20,495	137,316	204,950
Executive Vice President — Business Solutions
Mark Palmquist	205,563	2003-2005	37,375	250,413	373,750
Executive Vice President and Chief Operating Officer — Ag Business
John Schmitz	182,229	2003-2005	31,133	221,988	331,325
Executive Vice President and Chief Financial Officer
Leon E. Westbrock	205,563	2003-2005	37,375	250,413	373,750
Executive Vice President and Chief Operating Officer — Energy
Retirement Plan
      Each of the Named Executive Officers is entitled to receive benefits under our Cash Balance Retirement Plan (the Retirement Plan). An employee’s benefit under the Retirement Plan depends on credits to the employee’s account, which are based on the employee’s total salary each year the employee works for us, the length of service with us and the rate of interest credited to the employee’s account balance each year. Credits are made to the employee’s account from pay credits, special career credits and investment credits.
      The amount of pay credits added to an employee’s account each year is a percentage of the employee’s gross salary, including overtime pay, commissions, bonuses, any compensation reduction pursuant to the 401(k) Plan and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of January 1 of each year. An employee receives one year of benefit service for every calendar year of employment in which the employee completed at least 1,000 hours of service.
      Effective January 1, 2005, pay credits are earned according to the following schedule:

	Pay Below Social Security	Pay Above Social Security
Years of Benefit Service	Taxable Wage Base	Taxable Wage Base

1 to 3 years	3%	6%
4 to 7 years	4%	8%
8 to 11 years	5%	10%
12 to 15 years	6%	12%
16 years and more	7%	14%

      We credit an employee’s account at the end of the year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The maximum investment credit may not exceed 12% for any year.
      As of December 31, 2004, the dollar value of the account and years of service for each of the Named Executive Officers was:

	Dollar Value	Years of Service

John D. Johnson	$1,111,035	28
Jay Debertin	218,912	21
Patrick Kluempke	543,700	22
Thomas D. Larson	593,762	28
Mark Palmquist	607,625	25
John Schmitz	523,644	30
Leon E. Westbrock	1,179,990	24
      In addition, each of the Named Executive Officers may participate in our Deferred Compensation and Supplemental Retirement Plan (Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees who have been designated as eligible by our President to participate. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits under the Retirement Plan or matching contributions under the 401(k) Plan. The Supplemental Plan is intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that we offer. Some of the Supplemental Plan benefits are funded by a rabbi trust, with a balance at August 31, 2005 of $7.0 million. No further contributions are being made to the trust and the Supplemental Plan, which is not being funded, and does not qualify for special tax treatment under the Code.
      Finally, our President and Chief Executive Officer is eligible to participate in our Special Supplemental Executive Retirement Plan (the Special Supplemental Plan). The Special Supplemental retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special Supplemental Plan. The Special Supplemental Plan is not funded and does not qualify for special tax treatment under the Code
      As of December 31, 2004, the dollar value of the accounts of each of the Named Executive Officers was approximately:

		Special
	Supplemental Plan	Supplemental Plan

John D. Johnson	$2,440,149	$701,490
Jay Debertin	231,910	N/A
Patrick Kluempke	179,214	N/A
Thomas D. Larson	743,425	N/A
Mark Palmquist	435,361	N/A
John Schmitz	404,193	N/A
Leon E. Westbrock	2,407,296	N/A
401(k) Plan
      Each Named Executive Officer is eligible to participate in the CHS Inc. Savings Plan (the 401(k) Plan). All benefit-eligible employees of ours are eligible to participate in the 401(k) Plan. Effective January 1, 2002, participants may contribute between 1% and 50% (not to exceed the IRS limits on benefits in the case of “highly compensated” employees) of their pay on a pre tax basis. Each of the Named Executive Officers is a “highly compensated” employee. We match 50% of the first 6% of pay contributed each year. The Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in our matching contributions made on the participant’s behalf.
Nonqualified Deferred Compensation Plans
      In October 1997, we adopted a plan entitled the Share Option Plan. Participants in the Share Option Plan include directors, officers and other employees who have been designated as provided in the Share Option Plan.
      In October 2004, Congress enacted the American Jobs Creation Act of 2004. This legislation will require significant changes to the Share Option Plan. As a result of this legislation, we adopted a new non-qualified deferred compensation plan that is intended to be compliant with the new regulations and have suspended contributions to the Share Option Plan. Effective November 4, 2005, we have adopted amendments to the terms of the outstanding options under the Share Option Plan and to the Deferred Compensation Plan. Under the terms of the amendments, each participant in the Share Option Plan will have the right to exercise all or any portion of that participant’s vested options under the Share Option Plan by December 9, 2005, and effective December 10, 2005, options under the Share Option Plan which are not exercised on or prior to December 9, 2005, will be converted into account balances under the Deferred Compensation Plan. As a result of these amendments, from and after December 10, 2005, we will no longer have any obligation under the Share Option Plan.
      The Share Option Plan provided for the grant of options both as awards and in exchange for future compensation. Electing to receive an option in exchange for future compensation had the effect of deferring receipt of that amount of base salary or annual variable pay. With respect to options granted as awards, we made all awards under our Long-Term Incentive Plan in the form of options under the Share Option Plan or deferred compensation plan. With respect to options granted in exchange for future compensation, a participant was able to elect to exchange up to 30% of his or her base salary and up to 100% of his or her annual variable compensation for options; this had to be done prior to the beginning of the fiscal year in which the compensation was earned. Options for foregone salary amounts were issued quarterly on or about March 31, June 30, September 30 and December 31; options for foregone annual and long-term variable compensation payments were issued as soon as practicable following determination of the relevant amount. If a participant’s employment with us terminated prior to the grant of an option to be issued in exchange for foregone compensation that had been earned, the amount of the compensation was paid to the participant in cash. During our fiscal year ended August 31, 2005, all of the Named Executive Officers participated in the elective deferral to the Share Option Plan, except Mr. Larson.
      Each option granted under the Share Option Plan has an exercise price equal to 25% of the amount of the award or the exchanged future compensation. Each option derives its value from the performance of one or more deemed investment alternatives selected by the recipient at the time of grant. The current investment options are investments in four funds in an investment company with different degrees of risk that are owned by us and managed for us by a third party investment manager. When a participant exercises an option, we pay the participant the amount that the participant would have received if the participant had made an investment in the selected investment on the option grant date in an amount equal to 125% of the amount of the award or exchanged future compensation, reinvested all dividends and other distributions on that investment from the grant date to the exercise date and then sold that investment on the exercise date. Options issued in exchange for foregone compensation become exercisable six months after the date of grant.
      Each time an option was granted under the Share Option Plan, we contributed an amount sufficient to purchase the investment or investments selected by the optionee in the relevant private investment company or companies. Our obligations with respect to options granted under the Share Option Plan are unsecured obligations of ours that rank equally with our other unsecured and unsubordinated obligations.

      The new deferred compensation plan allows eligible executives to defer receipt of up to 30% of their base salary and up to 100% of their annual variable compensation. This must be done prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ended August 31, 2005, all of the Named Executive Officers participated in the non-elective deferral plan and the following Named Executive Officers participated in the elective deferral portion of the plan: Mr. Debertin. With respect to options granted as awards, we have made all awards under our 2002-2004 Long-Term Incentive Plan to the new deferred compensation plan.
Change of Control Arrangements
      The Deferred Compensation Plan provides that the plan committee may at its sole discretion allow participants the ability to elect, at the time they commence participation in the plan, to:

•	receive payment of their accrued benefit under the plan at time of change of control;

•	allow their accrued benefit to remain in the plan and have the payment made in accordance with the terms and conditions of the plan.
      Under the Deferred Compensation Plan, “change in control”, except as otherwise provided in a written agreement executed by the participants and us prior to the change in control, is defined in accordance with Treasury Regulations promulgated pursuant to Code Section 409A, including such regulations as may be issued after the effective date of the plan.
      In addition, our employment agreement with John D. Johnson contains provisions that may be triggered in the case of a consolidation of our business with the business of another entity. See preceding section “Employment Agreement with John D. Johnson”.
Directors’ Compensation
      The Board of Directors met monthly during the year ended August 31, 2005. Through August 31, 2005, we provided each director with compensation of $42,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $12,000, the First Vice Chairman receiving an additional annual compensation of $3,600, and the Secretary-Treasurer receiving an additional annual compensation of $1,800. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on our meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. Each director has a retirement benefit of $175 per month per year of service, with a maximum benefit of $2,625 per month, for life, with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60, or retirement, whichever is later. This retirement benefit may be converted to a lump sum. Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2005 of $0.8 million. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy.
      Directors are eligible to participate in the nonqualified deferred compensation plan and were eligible to participate in the Share Option Plan described above under “— Nonqualified Deferred Compensation Plans.” Each participating director may elect to exchange up to 100% of his or her monthly director fee; this must be done prior to the beginning of the fiscal year in which the fees will be earned. Electing to receive an option in exchange for future fees has the effect of deferring receipt of the amount of the fees exchanged.
Committees of the Board of Directors
      The Board of Directors appoints ad hoc committees from time to time to review certain matters and make reports and recommendations to the full Board of Directors for action. The entire Board of Directors determines the salaries and incentive compensation for the President and Chief Executive Officer using industry and compensation studies. The Board of Directors has a standing Audit Committee to review the results and scope of the annual audit and other services provided by our independent auditors, and another standing committee to review the equity redemption policy and its application to situations believed by the equity holder or patrons’ equity department to be unusual.
Compensation Committee Interlocks and Insider Participation
      As noted above, the Board of Directors does not have a Compensation Committee. The Corporate Responsibility Committee recommends to the entire Board of Directors, salary actions relative to our chief executive officer. The entire Board of Directors determines the compensation of the President and Chief Executive Officer and the terms of the employment agreement with our President and Chief Executive Officer. Our President and Chief Executive Officer determines the compensation for all other executive officers.
      None of the directors are officers of CHS. See Item 13 for directors that were a party to related transactions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Beneficial ownership of equity securities as of August 31, 2005 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(1)	*
	Bruce Anderson	40 shares		*
	Robert Bass	120 shares		*
	David Bielenberg	1,530 shares		*
	Dennis Carlson	460 shares	(1)	*
	Curt Eischens	120 shares		*
	Robert Elliott	1,155 shares		*
	Steve Fritel	880 shares		*
	Robert Grabarski	2,280 shares	(1)	*
	Jerry Hasnedl	200 shares		*
	Glen Keppy	200 shares		*
	James Kile	250 shares	(1)	*
	Randy Knecht	313 shares	(1)	*
	Michael Mulcahey	0 shares		*
	Richard Owen	240 shares		*
	Duane Stenzel	400 shares		*
	Merlin Van Walleghen	1,600 shares		*
Named Executive Officers:
	John D. Johnson	4,600 shares		*
	Jay Debertin	400 shares		*
	Patrick Kluempke	1,000 shares		*
	Thomas D. Larson	400 shares		*
	Mark Palmquist	400 shares		*
	John Schmitz	1,400 shares		*
	Leon E. Westbrock	800 shares		*
	Directors and executive officers as a group	19,208 shares		*

(1)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.
      We have no compensation plans under which our equity securities are authorized for issuance.
      To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Because our directors must be active patrons of ours, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the period indicated, the value of those transactions between a particular director (and members of such director’s immediate family, which includes such director’s spouse; parents; children; siblings; mothers and fathers-in-law; sons and daughters-in-law; and brothers and sisters-in-law) and us in which the amount involved exceeded $60,000 are shown below.

Year Ended
Name	August 31, 2005

Bruce Anderson	$156,005
Curt Eischens	228,535
Jerry Hasnedl	506,277
Glen Keppy	207,169
Michael Mulcahey	60,768
Michael Toelle	511,317
Merlin Van Walleghen	285,671
PART IV.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table shows the aggregate fees billed to us by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2005 and 2004:

Description of Fees	2005	2004

Audit Fees(1)	$1,058,078	$904,128
Audit — Related Fees(2)	102,659	99,717
Tax Fees(3)	29,911	705,151
All Other Fees

Total	$1,190,648	$1,708,996

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to S-2 and S-8 filings, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.
      In accordance with our CHS Inc. Audit Committee Charter, on October 4, 2004, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.
      Our independent auditor will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, our Audit Committee. Our audit committee approves, in advance, all non-audit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved all of the services listed above in advance.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS
      (a)(1) FINANCIAL STATEMENTS
      The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

Page No.

CHS Inc.
Consolidated Balance Sheets as of August 31, 2005 and 2004	F-1
Consolidated Statements of Operations for the years ended August 31, 2005, 2004 and 2003	F-2
Consolidated Statements of Equities and Comprehensive Income for the years ended
August 31, 2005, 2004 and 2003	F-3
Consolidated Statements of Cash Flows for the years ended August 31, 2005, 2004 and 2003	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Registered Public Accounting Firm	F-31
      (a)(2) FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End of
	of Year	& Expenses	Other Accounts	of Recoveries	Year

	(dollars in thousands)
Allowances for Doubtful Accounts
2005	$55,809	$12,962		$(8,730)	$60,041
2004	31,618	32,254		(8,063)	55,809
2003	26,156	11,958		(6,496)	31,618

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Expenditures	End of
	of Year	& Expenses	Other Accounts	for maintenance	Year

	(dollars in thousands)
Accrued Turnaround(1)
2005	$12,949	$21,558		$(15,472)	$19,035
2004	13,980	11,298		(12,329)	12,949
2003	10,356	12,055		(8,431)	13,980

(1)	Accruals for planned major maintenance activities at our energy refineries

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Members and Patrons of CHS Inc.:
      Our audits of the consolidated financial statements referred to in our report dated November 3, 2005 appearing on page F-31 of this Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 3, 2005

      (a)(3) EXHIBITS

3.1		Articles of Incorporation of the Company.(24)
3.2		Bylaws of the Company.(24)
4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(13)
4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock.(14)
4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock.(14)
4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends.(15)
10.1		Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960.(1)
10.2		Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996.(1)
10.3		Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996.(*)(1)
10.4		TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002.(12)
10.5		Cenex Harvest States Cooperatives Supplemental Savings Plan.(7)
10.6		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan.(7)
10.7		Cenex Harvest States Cooperatives Senior Management Compensation Plan.(7)
10.8		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan.(7)
10.9		Cenex Harvest States Cooperatives Share Option Plan.(20)
10	.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001.(10)
10	.9B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001.(20)
10	.9C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002.(20)
10	.9D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004.(20)
10.10		CHS Inc. Share Option Plan Option Agreement(20)
10.11		CHS Inc. Share Option Plan Trust Agreement(20)
10	.11A	Amendment No. 1 to the Trust Agreement.(20)
10.12		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes.(2)
10	.12A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes.(16)
10.13		2005 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 19, 2005.(22)
10	.13A	First Amendment to 2005 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of November 18, 2005.(24)
10.14		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note).(2)
10	.14A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives.(4)
10	.14B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties.(6)
10	.14C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties.(9)

10	.14D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(11)
10	.14E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties.(20)
10	.14F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties.(18)
10	.14G	Seventh Amendment to Credit Agreement (Term Loan) dated as of May 19, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties.(24)
10	.14H	Eighth Amendment to Credit Agreement (Term Loan) dated as of November 18, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties.(24)
10.15		Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives.(3)
10.16		Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc.(5)
10.17		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc.(16)
10.18		CHS Inc. Special Supplemental Executive Retirement Plan.(16)
10.19		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America.(8)
10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001.(8)
10.20		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002.(12)
10.21		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc.(17)
10.22		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004.(18)
10.23		Note Purchase Agreement for Series H Senior Notes dated September 21, 2004.(19)
10.24		Deferred Compensation Plan.(21)
10	.24A	First Amendment to CHS Inc. Deferred Compensation Plan.(23)
10.25		New Plan Participants 2005 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan.(21)
10.26		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan.(21)
10.27		Share Option Plan Participants 2005 Plan Agreement and Election Form.(23)
21.1		Subsidiaries of the Registrant.(24)
23.1		Consent of Independent Registered Public Accounting Firm.(24)
24.1		Power of Attorney.(24)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(24)
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(24)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(24)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(24)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-17865), filed February 7, 1997.

(2)	Incorporated by reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998.

(3)	Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999.

(4)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999.

(5)	Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2000 filed April 11, 2000.

(6)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000.

(7)	Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000.

(8)	Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001.

(9)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001.

(10)	Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed October 26, 2001.

(11)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002.

(12)	Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002.

(13)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003.

(14)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003.

(15)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003.

(16)	Incorporated by reference to our Form 10-K for the year ended August 31, 2003 filed on November 21, 2003.

(17)	Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004.

(18)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004.

(19)	Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004.

(20)	Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004.

(21)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed on December 10, 2004.

(22)	Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2005, filed July 8, 2005.

(23)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005.

(24)	Filed herewith.
      (b) EXHIBITS
      The exhibits shown in Item 15(a)(3) above are being filed herewith.

      (c) SCHEDULES
      None.
SUPPLEMENTAL INFORMATION
      As a cooperative, we do not utilize proxy statements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2005.

CHS INC.

By:	/s/ John D. Johnson

John D. Johnson
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2005:

Signature	Title

/s/ John D. Johnson John D. Johnson	President and Chief Executive Officer (principal executive officer)

/s/ John Schmitz John Schmitz	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Jodell Heller Jodell Heller	Vice President and Controller (principal accounting officer)

* Michael Toelle	Chairman of the Board of Directors

* Bruce Anderson	Director

* Robert Bass	Director

* David Bielenberg	Director

* Dennis Carlson	Director

* Curt Eischens	Director

* Robert Elliott	Director

Signature		Title

* Steve Fritel		Director

* Robert Grabarski		Director

* Jerry Hasnedl		Director

* Glen Keppy		Director

* James Kile		Director

* Randy Knecht		Director

* Michael Mulcahey		Director

* Richard Owen*		Director

* Duane Stenzel		Director

* Merlin Van Walleghen		Director

*By:	/s/ John D. Johnson John D. Johnson Attorney-in-fact

CHS INC.
CONSOLIDATED BALANCE SHEETS

	August 31

	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$241,018	$136,491
Receivables	1,093,986	834,965
Inventories	914,182	723,893
Other current assets	367,306	273,355

Total current assets	2,616,492	1,968,704
Investments	520,970	575,816
Property, plant and equipment	1,359,535	1,249,655
Other assets	229,940	237,117

Total assets	$4,726,937	$4,031,292

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$61,147	$116,115
Current portion of long-term debt	35,340	35,117
Customer credit balances	91,902	88,686
Customer advance payments	126,815	64,042
Checks and drafts outstanding	67,398	64,584
Accounts payable	945,737	717,501
Accrued expenses	397,044	305,650
Dividends and equities payable	132,406	83,569

Total current liabilities	1,857,789	1,475,264
Long-term debt	737,734	648,701
Other liabilities	229,322	148,526
Minority interests in subsidiaries	144,195	130,715
Commitments and contingencies
Equities	1,757,897	1,628,086

Total liabilities and equities	$4,726,937	$4,031,292

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31

	2005	2004	2003

	(Dollars in thousands)
Revenues:
Net sales	$11,769,093	$10,838,542	$9,196,666
Other revenues	171,963	141,165	122,473

	11,941,056	10,979,707	9,319,139
Cost of goods sold	11,458,432	10,539,198	8,994,696
Marketing, general and administrative	191,246	195,639	169,298

Operating earnings	291,378	244,870	155,145
Gain on sale of investments	(13,013)	(14,666)
Gain on legal settlements		(692)	(10,867)
Interest	55,137	48,717	46,257
Equity income from investments	(95,742)	(79,022)	(47,299)
Minority interests	47,736	33,830	21,950

Income from continuing operations before income taxes	297,260	256,703	145,104
Income taxes	30,434	29,462	16,031

Income from continuing operations	266,826	227,241	129,073
Loss from discontinued operations, net of taxes	16,810	5,909	5,232

Net income	$250,016	$221,332	$123,841

Distribution of net income:
Patronage refunds	$203,000	$166,850	$90,000
Unallocated capital reserve	47,016	54,482	33,841

Net income	$250,016	$221,332	$123,841

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2005, 2004 and 2003

						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities

	(Dollars in thousands)
Balances, September 1, 2002	$1,040,596	$27,773	$9,325	$65,030	$190,761	$(51,897)	$8,050	$1,289,638
Dividends and equity retirement determination	28,639			27,870				56,509
Patronage distribution	61,784			(92,900)	4,638			(26,478)
Equities retired	(31,092)	(52)						(31,144)
Equities issued	350							350
Preferred stock issued, net			86,379		(3,895)			82,484
Preferred stock redeemed			(2,002)					(2,002)
Preferred stock dividends					(3,575)			(3,575)
Other, net	(2,440)	(3)			(4)			(2,447)
Comprehensive income:
Net income				90,000	33,841			123,841
Other comprehensive income						33,584		33,584

Total comprehensive income								157,425

Dividends and equities payable	(10,800)			(27,000)	(1,249)			(39,049)

Balances, August 31, 2003	1,087,037	27,718	93,702	63,000	220,517	(18,313)	8,050	1,481,711
Dividends and equity retirement determination	10,800			27,000	1,249			39,049
Patronage distribution	66,500			(90,000)	(5,222)			(28,722)
Equities retired	(10,292)	(47)						(10,339)
Capital equity certificates exchanged for preferred stock	(12,990)		12,990		(150)			(150)
Equities issued	13,355							13,355
Preferred stock redeemed, treasury			—					—
Preferred stock dividends					(7,975)			(7,975)
Other, net	(7,669)	(85)			(30)			(7,784)
Comprehensive income:
Net income				166,850	54,482			221,332
Other comprehensive income						11,178		11,178

Total comprehensive income								232,510

Dividends and equities payable	(32,100)			(50,060)	(1,409)			(83,569)

Balances, August 31, 2004	1,114,641	27,586	106,692	116,790	261,462	(7,135)	8,050	1,628,086
Dividends and equity retirement determination	32,100			50,060	1,409			83,569
Patronage distribution	119,736			(166,850)	(4,464)			(51,578)
Equities retired	(23,625)	(48)						(23,673)
Capital equity certificates exchanged for preferred stock	(19,996)		19,996		(87)			(87)
Equities issued	1,375							1,375
Preferred stock dividends					(9,178)			(9,178)
Other, net	(666)	(71)			404			(333)
Comprehensive income:
Net income				203,000	47,016			250,016
Other comprehensive income						12,106		12,106

Total comprehensive income								262,122

Dividends and equities payable	(69,856)			(60,900)	(1,650)			(132,406)

Balances, August 31, 2005	$1,153,709	$27,467	$126,688	$142,100	$294,912	$4,971	$8,050	$1,757,897

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$250,016	$221,332	$123,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,332	108,399	111,347
Noncash income from equity investments	(95,742)	(79,022)	(47,299)
Minority interests	47,736	33,830	21,950
Noncash portion of patronage dividends received	(3,060)	(4,986)	(1,795)
(Gain) loss on sale of property, plant and equipment	(7,370)	775	741
Loss on sale of business	6,163
Gain on sale of investments	(13,013)	(14,666)
Deferred tax expense	26,400	8,500	9,000
Other, net	1,027	1,150	4,052
Changes in operating assets and liabilities:
Receivables	(250,202)	(59,039)	(18,669)
Inventories	(190,081)	88,261	(25,692)
Other current assets and other assets	(77,385)	(89,237)	(83,347)
Customer credit balances	3,216	27,639	30,238
Customer advance payments	62,773	(59,354)	(45,740)
Accounts payable and accrued expenses	328,961	121,647	135,310
Other liabilities	9,417	28,060	2,569

Net cash provided by operating activities	209,188	333,289	216,506

Cash flows from investing activities:
Acquisition of property, plant and equipment	(257,470)	(245,148)	(175,689)
Proceeds from disposition of property, plant and equipment	21,109	34,530	26,886
Proceeds from sale of business	38,286
Investments	(25,938)	(49,757)	(43,478)
Equity investments redeemed	74,231	65,158	35,939
Investments redeemed	4,152	9,481	8,467
Proceeds from sale of investments	147,801	25,000
Changes in notes receivable	(23,770)	(6,888)	(6,630)
Acquisitions of working capital, net			(13,030)
Distributions to minority owners	(29,925)	(15,908)	(4,444)
Other investing activities, net	(5,434)	2,248	(1,274)

Net cash used in investing activities	(56,958)	(181,284)	(173,253)

Cash flows from financing activities:
Changes in notes payable	(54,968)	(135,016)	(81,383)
Borrowings on long-term debt	125,000	35,457	175,000
Principal payments on long-term debt	(36,033)	(15,299)	(89,512)
Payments on derivative financial instruments, net		(287)	(7,574)
Changes in checks and drafts outstanding	2,814	(21,431)	988
Expenses incurred — capital equity certificates redeemed	(87)	(151)	82,484
Redemptions of preferred stock			(2,002)
Preferred stock dividends paid	(9,178)	(7,975)	(3,575)
Retirements of equities	(23,673)	(10,339)	(31,144)
Cash patronage dividends paid	(51,578)	(28,722)	(26,478)

Net cash (used in) provided by financing activities	(47,703)	(183,763)	16,804

Net increase (decrease) in cash and cash equivalents	104,527	(31,758)	60,057
Cash and cash equivalents at beginning of period	136,491	168,249	108,192

Cash and cash equivalents at end of period	$241,018	$136,491	$168,249

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Organization:
      CHS Inc. (CHS or the Company) is an agricultural supply, energy and grain-based foods cooperative company organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. In addition to grain marketing, oilseed processing, foods and wheat milling, the Company provides its patrons with energy and agronomy products, as well as other production agricultural inputs. Sales are both domestic and international.

Consolidation:
      The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries, including National Cooperative Refinery Association (NCRA). The effects of all significant intercompany transactions have been eliminated.
      The Company had various immaterial acquisitions during the three years ended August 31, 2005, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets.

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exposed to loss in the event of nonperformance by the counterparties to the contracts and therefore, contract values are reviewed and adjusted to reflect potential nonperformance.
      Commodity trading in futures and options contracts is a natural extension of cash market trading. The commodity futures and options markets have underlying principles of increased liquidity and longer trading periods than the cash market, and hedging is one method of reducing exposure to price fluctuations. The Company’s use of the derivative instruments described above reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. Changes in market values of derivative instruments described above are recognized in the Consolidated Statements of Operations in the period such changes occur. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties and the fair values of such contracts are determined from the market price of the underlying product. Included in other current assets on August 31, 2005 and 2004 are derivative assets of $102.7 million and $91.3 million, respectively. Included in accrued expenses on August 31, 2005 and 2004 are derivative liabilities of $152.8 million and $110.8 million, respectively.

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

Interest Rate Risk:
      The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2005 was approximately 6.1%.
      The Company enters into interest rate treasury lock instruments to fix interest rates related to a portion of its private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements were recorded as a component of other comprehensive income. Interest expense for the years ended August 31, 2005 and 2004, includes $0.9 million and $0.9 million, respectively, related to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk:
      The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2005 or in prior years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Investments:
      Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded in other revenues at the time qualified written notices of allocation are received. Joint ventures and other investments in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive income (loss).

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

Goodwill and Other Intangible Assets:
      Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment annually, or more frequently if certain impairment conditions arise. Goodwill that is impaired is written down to fair value. Other intangible assets consist primarily of trademarks, customer lists and agreements not to compete.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets subject to amortization are expensed on a straight-line basis over their respective useful lives (ranging from 5 to 15 years). The Company has no intangible assets with indefinite useful lives.

Revenue Recognition:
      The Company provides a wide variety of products and services, from production agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in net sales. Service revenues are recorded only after such services have been rendered, and are included in other revenues.

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

Comprehensive Income:
      Comprehensive income primarily includes net income, unrealized net gains or losses on available for sale investments and the effects of minimum pension liability adjustments. Total comprehensive income is reflected in the Consolidated Statements of Equities and Comprehensive Income.

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements:
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB No. 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the consolidated financial statements.
      The Company is required to apply SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. The Company has legal asset retirement obligations for certain assets, including its refineries, pipelines and terminals. The Company is unable to measure this obligation because it’s not possible to estimate when the obligation will be settled. In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact that the adoption of this interpretation will have on its consolidated financial statements.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications:
      Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.
2.     Receivables:
      Receivables as of August 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
Trade	$1,069,020	$835,066
Other	85,007	55,708

	1,154,027	890,774
Less allowances for doubtful accounts	60,041	55,809

	$1,093,986	$834,965

      All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in millions)
Africa	$83	$112	$99
Asia	880	1,104	815
Europe	129	158	156
North America, excluding U.S.	605	456	367
South America	271	209	166

	$1,968	$2,039	$1,603

3.     Inventories:
      Inventories as of August 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
Grain and oilseed	$387,820	$308,207
Energy	377,076	277,801
Feed and farm supplies	121,721	110,885
Processed grain and oilseed	26,195	25,740
Other	1,370	1,260

	$914,182	$723,893

      As of August 31, 2005, the Company valued approximately 19% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (24% as of August 31, 2004). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $305.4 million and $160.3 million at August 31, 2005 and 2004, respectively. During 2005 and 2004, energy inventory quantities were reduced, which resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 and

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 purchases. The effect of the liquidation decreased cost of goods sold by $15.8 million and $9.9 million, respectively.
4.     Investments:
      Investments as of August 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
CF Industries Holdings, Inc. (CF Industries, Inc.)	$36,105	$152,996
Cooperatives:
Land O’Lakes, Inc.	32,874	31,057
Ag Processing Inc.	23,864	24,866
CoBank ACB (CoBank)	11,041	16,625
Joint ventures:
United Country Brands, LLC (Agriliance, LLC)	177,870	167,597
Ventura Foods, LLC	117,622	107,719
Cofina Financial, LLC	38,297
Horizon Milling, LLC	23,174	16,499
TEMCO, LLC	4,450	5,776
Other	55,673	52,681

	$520,970	$575,816

      During the first quarter of fiscal 2005, CHS evaluated the carrying value of the investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which CHS held a minority interest. At that time, the Company’s carrying value of $153.0 million consisted primarily of noncash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, the Company determined at that time that the carrying value of the CF investment should be reduced by $35.0 million ($32.1 million net of taxes), resulting in an impairment charge to the first fiscal quarter income.
      In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, CHS held an ownership interest of approximately 20% in CF. Through the initial public offering, CHS sold approximately 81% of its ownership interest for cash proceeds of $140.4 million. The book basis in the portion of the ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in the first fiscal quarter Ag Business segment, was $95.8 million. As a result, the Company recognized a pretax gain of $44.6 million ($40.9 million net of taxes) on the sale of that ownership interest during the fourth quarter of 2005. This gain, net of the impairment loss of $35.0 million, resulted in a $9.6 million pretax gain ($8.8 million net of taxes) recognized during 2005.
      CHS retains an ownership interest in CF Industries Holdings, Inc. (the post-initial public offering name of the company) of approximately 3.9% or 2,150,396 shares. CHS has agreed through a Lock-up Agreement not to sell any shares, without the written consent of the underwriters, for a period of one year. The market value of the shares on August 31, 2005 was $36.1 million, and accordingly, CHS has adjusted the carrying value to reflect market value, with the unrealized gain recorded in other comprehensive income.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of August 31, 2005, the carrying value of our equity method investees; Agriliance, LLC (Agriliance) and Ventura Foods, LLC exceeds our share of their equity by $44.6 million, of which $5.0 million is being amortized with a remaining life of approximately seven years. The remaining basis difference represents equity method goodwill.
      The Company has a 50% interest in Ventura Foods, LLC, a joint venture, which produces and distributes vegetable oil-based products. The following provides summarized unaudited financial information for Ventura Foods, LLC balance sheets as of August 31, 2005 and 2004, and statements of operations for the twelve months ended August 31, 2005, 2004 and 2003:

	2005	2004

	(Dollars in thousands)
Current assets	$198,576	$286,613
Non-current assets	455,715	258,270
Current liabilities	146,035	171,269
Non-current liabilities	307,027	194,547

	2005	2004	2003

	(Dollars in thousands)
Net sales	$1,413,426	$1,425,061	$1,165,823
Gross profit	184,466	167,581	155,274
Net income	61,779	44,696	42,837
      Agriliance is a wholesale and retail crop nutrients and crop protection products company and is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC, was initially owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. Initially, the Company’s indirect share of earnings (economic interest) in Agriliance was 25%, which was the same as the Company’s ownership or governance interest. In April 2003, the Company acquired an additional 13.1% economic interest in the wholesale crop protection business of Agriliance (the “CPP Business”), which constituted only a part of the Agriliance business operations, for a cash payment of $34.3 million. After the transaction, the economic interests in Agriliance were owned 50% by Land O’Lakes, Inc., 25% plus an additional 13.1% of the CPP Business by the Company and 25% less 13.1% of the CPP Business by Farmland. The ownership or governance interests in Agriliance did not change with the purchase of this additional economic interest. Agriliance’s earnings were split among the members based upon the respective economic interests of each member. On April 30, 2004, the Company purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. The Company now owns 50% of the economic and governance interests in Agriliance, and continues to account for this investment using the equity method of accounting.
      The following provides summarized financial information for Agriliance balance sheets as of August 31, 2005 and 2004, and statements of operations for the years ended August 31, 2005, 2004 and 2003:

	2005	2004

	(Dollars in thousands)
Current assets	$1,337,909	$1,115,544
Non-current assets	148,611	123,116
Current liabilities	1,064,424	870,718
Non-current liabilities	119,794	128,758

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(Dollars in thousands)
Net sales	$3,735,125	$3,471,514	$3,485,623
Earnings from operations	90,812	82,221	67,239
Net income	77,113	71,278	60,741
      In August 2005, the Company contributed $19.6 million in cash (plus an additional $18.5 million in net assets, primarily loans) to Cofina Financial, LLC (Cofina), for a 49% equity interest. Cofina was formed by the Company and Cenex Finance Association to provide financing for agricultural cooperatives and businesses and to producers of agricultural products.
      During the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million, increasing their holding to 100%. NCRA subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million and recorded a pretax gain on the sale of $14.7 million.
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

5.	Property, Plant and Equipment:
      A summary of property, plant and equipment as of August 31, 2005 and 2004 is as follows:

	2005	2004

	(Dollars in thousands)
Land and land improvements	$66,023	$64,709
Buildings	420,851	422,545
Machinery and equipment	1,708,400	1,611,455
Office and other	76,320	72,269
Construction in progress	292,592	214,988

	2,564,186	2,385,966
Less accumulated depreciation and amortization	1,204,651	1,136,311

	$1,359,535	$1,249,655

      In January 2002, the Company formed a limited liability company with Cargill, Incorporated, to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC. The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The book value of the leased milling assets at August 31, 2005, was $87.9 million, net of accumulated depreciation of $42.8 million.
      For the years ended August 31, 2005, 2004 and 2003, the Company capitalized interest of $6.8 million, $2.8 million and $3.9 million, respectively, related to capitalized construction projects.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Discontinued Operations:
      In May 2005, CHS sold the majority of its Mexican Foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $4.6 million (primarily property, plant and equipment) are still held for sale at August 31, 2005, but no material gain or loss is expected upon disposition of the remaining assets. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.
      Summarized results from discontinued operations for August 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Sales	$43,556	$70,929	$74,173
Cost of goods sold	49,919	65,047	65,859
Marketing, general and administrative*	18,246	12,645	14,459
Interest	2,903	2,908	2,418
Income tax benefit	(10,702)	(3,762)	(3,331)

Loss from discontinued operations	$(16,810)	$(5,909)	$(5,232)

*	2005 includes $6.2 million of loss on disposition.

7.	Other Assets:
      Other assets as of August 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
Goodwill	$3,291	$26,896
Customer lists, less accumulated amortization of $10,335 and $7,445, respectively	4,601	7,087
Non-compete covenants, less accumulated amortization of $2,445 and $2,115, respectively	1,317	1,638
Other intangible assets, less accumulated amortization of $4,141 and $3,113, respectively	12,384	13,498
Prepaid pension and other benefits	200,600	182,773
Notes receivable	3,654	1,186
Other	4,093	4,039

	$229,940	$237,117

      The reduction in goodwill of $23.6 million during 2005 was due to the sale of the Mexican foods business.
      Intangible assets amortization expenses for the years ended August 31, 2005, 2004 and 2003 were $4.2 million, $3.8 million and $12.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.5 million annually for the first three years, and $1.4 million for each of the fourth and fifth years.
      Through Country Energy, LLC, formerly a joint venture with Farmland, the Company marketed refined petroleum products including gasoline, diesel fuel, propane and lubricants under the Cenex® brand. On November 30, 2001, the Company purchased the wholesale energy business of Farmland, as well as all interest in Country Energy, LLC. Based on estimated fair values, $26.4 million of the purchase price was

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocated to intangible assets, primarily trademarks, tradenames and non-compete agreements. The intangible assets had a weighted-average life of approximately 12 years. During the year ended August 31, 2003, the Company accelerated the amortization of the non-compete agreement due to Farmland’s July 31, 2003 notification that it intended to liquidate its assets in bankruptcy. The Company had additional amortization expense of $7.5 million during 2003 related to the acceleration, and the asset had a zero book value as of August 31, 2003.

8.	Notes Payable and Long-Term Debt:
      Notes payable and long-term debt as of August 31, 2005 and 2004 consisted of the following:

	Interest Rates at
	August 31, 2005	2005	2004

		(Dollars in thousands)
Notes payable(a)(i)	3.86% to 3.93%	$61,147	$116,115

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009, when the balance is due(b)(i)	4.82% to 13.00%	$133,335	$155,784
Private placement, payable in equal installments beginning in 2008 through 2013(c)(i)	6.81%	225,000	225,000
Private placement, payable in installments beginning in 2007 through 2018(d)(i)	4.96% to 5.60%	175,000	175,000
Private placement, payable in equal installments beginning in 2011 through 2015(e)(i)	5.25%	125,000
Private placement, payable in equal installments in 2005 through 2011(f)(i)	7.43% to 7.90%	68,571	80,000
Private placement, payable in its entirety in 2010(g)(i)	4.08%	15,000	15,000
Private placement, payable in its entirety in 2011(g)(i)	4.39%	15,000	15,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(h)	1.89% to 12.17%	12,243	14,109

Total long-term debt		773,074	683,818

Less current portion		35,340	35,117

Long-term portion		$737,734	$648,701

	2005	2004

Weighted-average interest rates at August 31:
Short-term debt	3.90%	2.16%
Long-term debt	6.15%	6.35%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. These revolving lines of credit include a 364-day facility of $700.0 million, and a five-year facility of $300.0 million, both of which are committed. On August 31, 2005, $60.0 million was outstanding on the 364-day facility. In addition to these short-term lines of

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit, the Company has a two-year credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, all of which is committed, with no amounts outstanding on August 31, 2005. Other miscellaneous notes payable totaled $1.1 million on August 31, 2005.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2005, $114.8 million was outstanding. NCRA term loans of $9.0 million are collateralized by NCRA’s investment in CoBank.

(c)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(d)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(e)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(f)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(g)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each.

(h)	Other notes payable of $9.4 million are collateralized by property, plant and equipment, with a cost of approximately $16.9 million, less accumulated depreciation of approximately $2.6 million on August 31, 2005.

(i)	The debt is unsecured, however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.
      The fair value of long-term debt approximates book value as of August 31, 2005 and 2004.
      The aggregate amount of long-term debt payable as of August 31, 2005 is as follows:

(Dollars in
thousands)
2006	$35,340
2007	59,856
2008	98,421
2009	117,285
2010	82,589
Thereafter	379,583

$773,074

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:
      The provision for income taxes for the years ended August 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(Dollars in thousands)
Continuing operations:
Current	$4,034	$20,962	$7,031
Deferred	34,200	7,900	7,300
Valuation allowance	(7,800)	600	1,700

Income taxes from continuing operations	30,434	29,462	16,031
Income tax benefit from discontinued operations	(10,702)	(3,762)	(3,331)

Income taxes	$19,732	$25,700	$12,700

      The tax effect of temporary differences of deferred tax assets and liabilities as of August 31, 2005 and 2004 is as follows:

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Accrued expenses and valuation reserves	$63,964	$49,151
Postretirement health care and deferred compensation	42,248	37,067
Alternative minimum tax credit and loss carryforward	39,867	28,268
Other	9,524	21,464

Total deferred tax assets	155,603	135,950

Deferred tax liabilities:
Pension, including minimum liability	53,094	47,155
Equity method investments	19,423	7,407
Property, plant and equipment	72,780	35,737
Other	7,785	1,184

Total deferred tax liabilities	153,082	91,483

Deferred tax assets valuation reserve	(3,392)	(11,212)

Net deferred tax (liability) asset	$(871)	$33,255

      A valuation allowance of $1.7 million was provided to offset deferred tax benefits generated by NCRA as of August 31, 2003. For the year ended August 31, 2004, NCRA decreased its valuation allowance by $5.0 million due to a reduction in NCRA’s deferred tax benefits. The Company recorded a $4.4 million valuation allowance to offset deferred tax benefits relating to a capital loss carryforward in that same period.
      As of August 31, 2005, net deferred tax assets of $62.3 million and $63.1 million are included in current assets and other liabilities, respectively ($43.4 million and $10.1 million in current assets and other liabilities, respectively, as of August 31, 2004). At August 31, 2004, NCRA recognized a valuation allowance for the entire tax benefit associated with its net deferred tax asset, as it was considered more likely than not, based on the weight of available information, that the future tax benefits related to these items would not be realized.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At August 31, 2004, NCRA’s net deferred tax assets of $6.8 million were comprised of deferred tax assets of $18.4 million and deferred tax liabilities of $11.6 million. During its August 31, 2005 fiscal year, NCRA issued non-qualified patronage to CHS. As a result, the tax liability for the Company’s share of NCRA’s earnings remained with NCRA. This ability to generate taxable income through the issuance of non-qualified patronage will enable NCRA to realize the tax benefits related to its deferred tax assets in future years. Consequently, the valuation allowance established in 2004 has been reversed.
      Deferred tax assets are comprised of basis differences related to inventories, investments, lease obligations, accrued liabilities and certain federal and state tax credits. NCRA files a separate tax return and, as such, these items must be assessed independently of the Company’s deferred tax assets when determining recoverability.
      As of August 31, 2005, the Company has net operating loss carryforwards of approximately $88.6 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire in fiscal years 2024 and 2025.
      The reconciliation of the statutory federal income tax rates to the effective tax rates for continuing operations for the years ended August 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(26.9)	(24.8)	(24.1)
Export activities at rates other than the U.S. statutory rate	(2.4)	(4.4)	(3.0)
Deferred tax asset valuation allowance	(2.6)	0.2	1.2
Other	3.2	1.6	(2.0)

Effective tax rate	10.2%	11.5%	11.0%

10.	Equities:
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
      A policy was adopted effective September 1, 2004, whereby redemptions of capital equity certificates approved by the Board of Directors was divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator is the sum of the patronage certificates older than 10 years held by all eligible non-individuals.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended August 31, 2005, 2004 and 2003, the Company redeemed in cash, patronage related equities in accordance with authorization from the Board of Directors in the amounts of $23.7 million, $10.3 million and $31.1 million, respectively. An additional $20.0 million and $13.0 million of capital equity certificates were redeemed in fiscal years 2005 and 2004, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (New Preferred) pursuant to registration statements on Forms S-2 filed with the Securities and Exchange Commission. The amount of equities redeemed with each share of preferred stock issued was $27.58 and $27.10, which was the closing price per share of the stock on the NASDAQ National Market on January 24, 2005 and March 2, 2004, respectively. On August 31, 2005, the Company had 4,951,434 shares of the New Preferred outstanding with a total redemption value of approximately $123.8 million, excluding accumulated dividends. The New Preferred is redeemable at the Company’s option beginning in 2008.
      The Company expects cash redemptions related to the year ended August 31, 2005, to be distributed in fiscal year 2006, to be approximately $64.1 million and are classified as a current liability on the August 31, 2005 Consolidated Balance Sheet. The Company expects to redeem an additional $24.0 million of capital equity certificates in fiscal year 2006 by issuing shares of the Company’s New Preferred, pending approval from the Securities and Exchange Commission.
      In 2001 and 2002 the Company issued 9,454,874 shares of 8% Preferred Stock (Old Preferred). In late 2002, the Company suspended sales of the Old Preferred, and on February 25, 2003 the Company filed a post-effective amendment to terminate the offering of the Old Preferred shares. In January 2003, the Board of Directors authorized the sale and issuance of up to 3,500,000 shares of New Preferred at a price of $25.00 per share. The Company filed a registration statement on Form S-2 with the Securities and Exchange Commission registering 3,000,000 shares of the New Preferred (with an additional over-allotment option of 450,000 shares granted to the underwriters), which was declared effective on January 27, 2003. The shares were subsequently sold for gross proceeds of $86.3 million (3,450,000 shares). The New Preferred is listed on the NASDAQ National Market under the symbol CHSCP. Expenses related to the issuance of the New Preferred were $3.8 million.
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
      The New Preferred accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Benefit Plans:
      The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.
      Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2005 and 2004 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$300,436	$289,906	$20,998	$17,437	$28,327	$29,255
Service cost	12,749	11,548	991	932	874	754
Interest cost	18,039	17,203	1,175	1,032	1,776	1,758
Plan amendments		105	61		(330)	(839)
Transfers					(222)	1,206
Actuarial loss (gain)	(3,031)	4,539	2,530	3,080	(1,136)	(2,162)
Special agreement			131	1,003
Assumption change	23,961		2,137		2,677	502
Benefits paid	(22,117)	(22,865)	(583)	(2,486)	(2,121)	(2,147)

Benefit obligation at end of period	$330,037	$300,436	$27,440	$20,998	$29,845	$28,327

Change in plan assets:
Fair value of plan assets at beginning of period	$299,552	$280,217
Actual income on plan assets	32,292	31,500
Company contributions	22,000	10,700	$583	$2,486	$2,451	$2,147
Participants contributions					(330)
Benefits paid	(22,117)	(22,865)	(583)	(2,486)	(2,121)	(2,147)

Fair value of plan assets at end of period	$331,727	$299,552	$—	$—	$—	$—

Funded status	$1,690	$(884)	$(27,440)	$(20,998)	$(29,845)	$(28,327)
Employer contributions after measurement date				32	220	222
Unrecognized actuarial loss (gain)	124,930	114,401	3,749	153	362	(1,061)
Unrecognized transition obligation					7,389	8,325
Unrecognized prior service cost	5,939	6,730	2,526	2,977	(1,669)	(1,742)
Special agreement			(131)	(1,003)

Prepaid benefit cost (accrued)	$132,559	$120,247	$(21,296)	$(18,839)	$(23,543)	$(22,583)

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)
Amounts recognized on balance sheets consist of:
Other assets (accrued benefit liability)	$132,559	$120,247	$(24,840)	$(19,538)	$(23,543)	$(22,583)
Intangible assets			2,464
Accumulated other comprehensive loss			1,080	699

Net amounts recognized	$132,559	$120,247	$(21,296)	$(18,839)	$(23,543)	$(22,583)

      For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2005. The rate was assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2005, 2004 and 2003 are as follows:

				Non-Qualified
	Qualified Pension Benefits			Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$12,749	$11,548	$10,840	$991	$932	$800	$874	$754	$648
Interest cost	18,039	17,203	17,503	1,175	1,032	1,033	1,776	1,758	1,722
Expected return on assets	(27,648)	(27,489)	(23,788)
Prior service cost amortization	792	843	806	519	863	564	(294)	(174)	(172)
Actuarial loss (gain) amortization	5,759	4,149	2,623	124	103	159	43	108	(215)
Transition amount amortization							936	936	936

Net periodic benefit cost	$9,691	$6,254	$7,984	$2,809	$2,930	$2,556	$3,335	$3,382	$2,919

Average assumptions:
Discount rate	5.25%	6.40%	6.30%	5.25%	6.25%	6.00%	5.25%	6.40%	6.30%
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.80%	4.30%	5.00%	4.50%	5.00%	5.00%	4.80%	4.30%	5.00%
      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-qualified pension benefits with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2005 and 2004:

	Non-Qualified Pension
	Benefits

	2005	2004

	(Dollars in thousands)
Projected benefit obligation	$27,440	$20,998
Accumulated benefit obligation	24,693	19,254
Fair value of plan assets	—	—

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components	$292	$(262)
Effect on postretirement benefit obligation	2,654	(2,417)
      The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.
      The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $9.5 million, $8.6 million and $8.5 million, for the years ended August 31, 2005, 2004 and 2003, respectively.
      The Company contributed $22.0 million to qualified pension plans in fiscal year 2005. Because the plans are fully funded, the Company does not expect to contribute to the pension plans in fiscal year 2006. The Company expects to pay $2.0 million to participants of the non-qualified pension and postretirement benefit plans during 2006.
      The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other
	Pension Benefits	Pension Benefits	Benefits

	(Dollars in thousands)
2006	$29,746	$624	$1,382
2007	26,154	644	1,653
2008	24,481	672	1,720
2009	27,559	689	1,801
2010	28,929	732	2,116
2011-2015	153,556	3,960	14,625
      The Company has master trusts that hold the assets for the cash balance, production and NCRA pension plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the Company’s plan assets are to:

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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.
      The Committee believes with prudent risk tolerance and asset diversification, the plan should be able to meet its pension obligations in the future.
      The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2005		2004

Cash	1.	7%	2.	7%
Debt	27.	8	29.	9
Equities	64.	5	62.	0
Real estate	4.	0	3.	8
Other	2.	0	1.	6

Total	100.	0%	100.	0%

12.     Segment Reporting
      On January 1, 2005, the Company realigned its business segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, leadership changes were made, including the naming of a new executive vice president and chief operating officer, so that the Company now has three chief operating officers to lead its three business segments; Energy, Ag Business and Processing. Prior to the realignment, the Company operated five business segments; Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods.
      The Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. The Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from two wheat milling joint ventures and vegetable oil-based food manufacturing and distribution joint venture. The Company has moved other business operations, previously included in its operating segments, to Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s insurance, hedging and other service activities related to crop production that were previously included in the Country Operations and Services segment.
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
      Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which, management considers to be non-symmetrical. Due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information for the years ended August 31, 2005, 2004 and 2003 is as follows:

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total

	(Dollars in thousands)
For the year ended August 31, 2005:
Net sales	$5,782,948	$5,556,923	$610,006		$(180,784)	$11,769,093
Other revenues	10,085	119,782	1,522	$40,574		171,963

	5,793,033	5,676,705	611,528	40,574	(180,784)	11,941,056
Cost of goods sold	5,489,425	5,545,373	604,418		(180,784)	11,458,432
Marketing, general and administrative	62,077	85,570	18,292	25,307		191,246

Operating earnings (losses)	241,531	45,762	(11,182)	15,267	—	291,378
Gain on sale of investments	(862)	(11,358)	(457)	(336)		(13,013)
Interest	13,947	20,535	12,287	8,368		55,137
Equity income from investments	(3,478)	(55,473)	(36,202)	(589)		(95,742)
Minority interests	46,741	(41)		1,036		47,736

Income from continuing operations before income taxes	$185,183	$92,099	$13,190	$6,788	$—	$297,260

Intersegment sales	$(170,642)	$(9,640)	$(502)		$180,784	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$205,484	$27,600	$4,751	$19,635		$257,470

Depreciation and amortization	$59,847	$30,748	$13,868	$5,869		$110,332

Total identifiable assets at August 31, 2005	$2,238,614	$1,604,571	$420,373	$463,379		$4,726,937

For the year ended August 31, 2004:
Net sales	$4,028,248	$6,219,917	$731,311		$(140,934)	$10,838,542
Other revenues	9,193	92,662	2,698	$36,612		141,165

	4,037,441	6,312,579	734,009	36,612	(140,934)	10,979,707
Cost of goods sold	3,784,260	6,192,528	703,344		(140,934)	10,539,198
Marketing, general and administrative	66,493	86,202	19,166	23,778		195,639

Operating earnings	186,688	33,849	11,499	12,834	—	244,870
Gain on sale of investments	(14,666)					(14,666)
Gain on legal settlements		(692)				(692)
Interest	13,819	18,812	12,399	3,687		48,717
Equity income from investments	(1,399)	(47,488)	(29,966)	(169)		(79,022)
Minority interests	32,507	(24)		1,347		33,830

Income from continuing operations before income taxes	$156,427	$63,241	$29,066	$7,969	$—	$256,703

Intersegment sales	$(121,199)	$(18,372)	$(1,363)		$140,934	$—

Goodwill	$3,041	$250		$23,605		$26,896

Capital expenditures	$187,937	$35,240	$8,757	$13,214		$245,148

Depreciation and amortization	$57,195	$30,887	$13,536	$6,781		$108,399

Total identifiable assets at August 31, 2004	$1,591,254	$1,590,337	$415,761	$433,940		$4,031,292

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total

	(Dollars in thousands)
For the year ended August 31, 2003:
Net sales	$3,648,093	$5,228,267	$417,863		$(97,557)	$9,196,666
Other revenues	5,655	85,256	2,306	$29,256		122,473

	3,653,748	5,313,523	420,169	29,256	(97,557)	9,319,139
Cost of goods sold	3,470,726	5,213,704	407,823		(97,557)	8,994,696
Marketing, general and administrative	63,740	70,193	15,256	20,109		169,298

Operating earnings (losses)	119,282	29,626	(2,910)	9,147	—	155,145
Gain on legal settlements		(10,867)				(10,867)
Interest	16,401	16,343	10,427	3,086		46,257
Equity income from investments	(1,353)	(19,681)	(26,056)	(209)		(47,299)
Minority interests	20,782	(27)		1,195		21,950

Income from continuing operations before income taxes	$83,452	$43,858	$12,719	$5,075	$—	$145,104

Intersegment sales	$(94,209)	$(2,650)	$(698)		$97,557	$—

Capital expenditures	$80,837	$31,874	$50,944	$12,034		$175,689

Depreciation and amortization	$65,868	$28,587	$11,177	$5,715		$111,347

      During the years ended August 31, 2004 and 2003, the Company received cash proceeds and recorded gains of $0.7 million and $10.9 million, respectively, related to legal settlements from several vitamin product suppliers against whom the Company alleged certain price-fixing claims.

13.	Commitments and Contingencies:

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
      In connection with certain refinery upgrades and enhancements that are necessary in order to comply with existing environmental regulations, the Company expects to incur capital expenditures of approximately $87.0 million for the Company’s Laurel, Montana, refinery and $320.0 million for NCRA’s McPherson, Kansas, refinery, of which $86.4 million has been spent at the Laurel refinery and $258.9 million has been spent by NCRA at the McPherson refinery as of August 31, 2005. The Company expects all of these compliance capital expenditures at the refineries to be complete by December 31, 2005, and has funded these projects with a combination of cash flows from operations and debt proceeds.

Other Litigation and Claims:
      The Company is involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

Grain Storage:
      As of August 31, 2005 and 2004, the Company stored grain and processed grain products for third parties totaling $170.4 million and $157.1 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees:
      The Company is a guarantor for lines of credit for related companies of which $50.1 million was outstanding as of August 31, 2005. The Company’s bank covenants allow maximum guarantees of $150.0 million. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million.
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

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s obligations pursuant to its guarantees as of August 31, 2005 are as follows:

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2005	Guarantee	Expiration Date	Event	Provisions	as Collateral

	(Dollars in thousands)
The Company’s financial services cooperative loans sold to CoBank	*	$8,280	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	33,355	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non- performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$15,000	800	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2005	Guarantee	Expiration Date	Event	Provisions	as Collateral

	(Dollars in thousands)
Cofina Financial, LLC	$20,561	6,650	Guaranteed loans which were made by the Company under financing programs and contributed by the Company to Cofina	Loans contributed mature at various times. Guarantee of a particular loan terminates on maturity date	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$50,085

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Lease Commitments:
      The Company leases approximately 1,900 rail cars with remaining lease terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases term.
      Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income was $31.0 million, $35.3 million and $31.7 million for the years ended August 31, 2005, 2004 and 2003, respectively. Mileage credits and sublease income totaled $8.6 million, $7.2 million and $7.1 million for the years ended August 31, 2005, 2004 and 2003, respectively.
      Minimum future lease payments, required under noncancellable operating leases as of August 31, 2005 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total

	(Dollars in thousands)
2006	$9,660	$16,202	$2,450	$28,312
2007	8,739	13,156	2,090	23,985
2008	7,588	11,869	1,554	21,011
2009	3,700	8,303	982	12,985
2010	2,614	7,373	796	10,783
Thereafter	3,411	1,674	876	5,961

Total minimum future lease payments	$35,712	$58,577	$8,748	$103,037

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Cash Flow and Other Information:
      Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(Dollars in thousands)
Net cash paid (received) during the period for:
Interest	$57,569	$52,004	$45,239
Income taxes	(8,804)	27,997	956
Other significant noncash transactions:
Capital equity certificates exchanged for preferred stock	19,996	12,990
Capital equity certificates issued in exchange for elevator properties	1,375	13,355	350
Exchange of preferred stock			7,452
Accrual of dividends and equities payable	(132,406)	(83,569)	(39,049)
Other comprehensive income	12,106	11,178	33,583

15.	Related Party Transactions:
      Related party transactions with equity and cooperative investees as of August 31, 2005 and 2004 are as follows:

	2005	2004

Sales	$1,066,604	$1,185,366
Purchases	642,840	632,993
Receivables	37,713	17,679
Payables	25,576	28,118
      These related party transactions were primarily with TEMCO, LLC, CF Industries, Inc., Horizon Milling, LLC, Agriliance, LLC, United Harvest, LLC and Ventura Foods, LLC.

CHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Comprehensive Income:
      The components of comprehensive income, net of taxes, for the years ended August 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Net income	$250,016	$221,332	$123,841
Additional minimum pension liability, net of tax (expense) of $(1,854), $(5,432) and $(11,803) in 2005, 2004 and 2003, respectively	2,822	10,016	36,106
Unrealized net gains on available for sale investments, net of tax (expense) of $(5,147), $(340) and $(349) in 2005, 2004 and 2003, respectively	8,085	698	1,045
Interest rate hedges, net of tax (expense) benefit of $(279), $(226) and $2,259 in 2005, 2004 and 2003, respectively	439	356	(3,549)
Foreign currency translation adjustment, net of tax (expense) of $(484), $(57) and $(0) in 2005, 2004 and 2003, respectively	760	108	(18)

Comprehensive income	$262,122	$232,510	$157,425

      The components of accumulated other comprehensive income (loss), net of taxes, as of August 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
Additional minimum pension liability, net of tax benefit of $705 and $2,559 in 2005 and 2004, respectively	$(1,108)	$(3,930)
Unrealized net gains on available for sale investments, net of tax (expense) of $(5,487) and $(340) in 2005 and 2004, respectively	8,619	534
Interest rate hedges, net of tax benefit of $2,159 and $2,438 in 2005 and 2004, respectively	(3,390)	(3,829)
Foreign currency translation adjustment, net of tax (expense) of $(541) and $(57) in 2005 and 2004, respectively	850	90

Accumulated other comprehensive income (loss)	$4,971	$(7,135)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members and Patrons of CHS Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
November 3, 2005
Minneapolis, Minnesota