Form 10-Q
period 2005-11-30
CHS INC
filed 2006-01-11
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, MN 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 30, 2005

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2005	2005	2004
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$244,756	$241,018	$166,847
Receivables	938,148	1,093,986	849,812
Inventories	1,006,853	914,182	841,273
Other current assets	297,846	367,306	257,923

Total current assets	2,487,603	2,616,492	2,115,855
Investments	561,869	520,970	535,927
Property, plant and equipment	1,395,180	1,359,535	1,283,033
Other assets	224,745	229,940	242,083

Total assets	$4,669,397	$4,726,937	$4,176,898

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$21,147	$61,147	$1,083
Current portion of long-term debt	36,942	35,340	35,076
Customer credit balances	70,964	91,902	93,095
Customer advance payments	103,087	126,815	112,557
Checks and drafts outstanding	61,004	67,398	51,228
Accounts payable	902,808	945,737	840,743
Accrued expenses	303,889	397,044	259,315
Dividends and equities payable	203,521	132,406	105,842

Total current liabilities	1,703,362	1,857,789	1,498,939
Long-term debt	729,356	737,734	767,392
Other liabilities	239,416	229,322	149,357
Minority interests in subsidiaries	160,813	144,195	137,017
Commitments and contingencies
Equities	1,836,450	1,757,897	1,624,193

Total liabilities and equities	$4,669,397	$4,726,937	$4,176,898

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2005	2004
	(dollars in thousands)

Revenues:
Net sales	$3,413,018	$2,919,891
Other revenues	45,123	44,517

	3,458,141	2,964,408
Cost of goods sold	3,200,633	2,855,672
Marketing, general and administrative	48,302	44,627

Operating earnings	209,206	64,109
Interest	11,718	10,742
Equity income from investments	(9,177)	(16,683)
Loss on impairment of investment		35,000
Minority interests	32,161	8,189

Income from continuing operations before income taxes	174,504	26,861
Income taxes	20,478	6,520

Income from continuing operations	154,026	20,341
(Income) loss on discontinued operations, net of taxes	(208)	2,345

Net income	$154,234	$17,996

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2005	2004
	(dollars in thousands)

Cash flows from operating activities:
Net income	$154,234	$17,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,984	27,118
Noncash income from equity investments	(9,177)	(16,683)
Noncash loss on impairment of investment		35,000
Minority interests	32,161	8,189
Noncash patronage dividends received	(251)	(221)
Loss (gain) on sale of property, plant and equipment	294	(1,209)
Deferred tax expense	37,512
Other, net	228	290
Changes in operating assets and liabilities:
Receivables	151,493	(15,238)
Inventories	(90,281)	(117,380)
Other current assets and other assets	57,168	9,666
Customer credit balances	(20,938)	4,409
Customer advance payments	(23,813)	48,515
Accounts payable and accrued expenses	(141,678)	77,099
Other liabilities	(14,782)	857

Net cash provided by operating activities	160,154	78,408

Cash flows from investing activities:
Acquisition of property, plant and equipment	(64,524)	(63,856)
Proceeds from disposition of property, plant and equipment	5,431	5,871
Investments	(37,015)	(46)
Equity investments redeemed	3,532	22,520
Investments redeemed	1,175	983
Changes in notes receivable	8,826	618
Distribution to minority owners	(11,677)	(3,060)
Other investing activities, net	(45)	1,194

Net cash used in investing activities	(94,297)	(35,776)

Cash flows from financing activities:
Changes in notes payable	(40,000)	(115,032)
Borrowings on long-term debt		125,000
Principal payments on long-term debt	(6,776)	(6,548)
Changes in checks and drafts outstanding	(6,582)	(13,356)
Preferred stock dividends paid	(2,476)	(2,113)
Retirements of equities	(6,285)	(227)

Net cash used in financing activities	(62,119)	(12,276)

Net increase in cash and cash equivalents	3,738	30,356
Cash and cash equivalents at beginning of period	241,018	136,491

Cash and cash equivalents at end of period	$244,756	$166,847

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of November 30, 2005 and 2004, and the statements of operations and cash flows for the three months ended November 30, 2005 and 2004 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2005 has been derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2005, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Goodwill was $3.3 million, $3.3 million and $26.9 million on November 30, 2005, August 31, 2005 and November 30, 2004, respectively, and is included in other assets in the consolidated balance sheets. During fiscal year 2005, we disposed of goodwill of $23.6 million related to our Mexican foods businesses as a result of our sale of those businesses as further discussed in Note 6.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 5 to 15 years). The gross carrying amount of these intangible assets was $32.7 million with total accumulated amortization of $15.0 million as of November 30, 2005. Total amortization expense for intangible assets during the three-month periods ended November 30, 2005 and 2004, was $0.6 million and $0.8 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.5 million annually for the first three years, and $1.4 million for each of the fourth and fifth years.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have an impact on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB No. 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on the consolidated financial statements.

We are required to apply SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. We are unable to measure this obligation because it’s not possible to estimate when the obligation will be settled. In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have not yet determined the impact that the adoption of this interpretation will have on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications, primarily discontinued operations discussed in Note 6. These reclassifications had no effect on previously reported net income, equities, or cash flows.

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2005	2005	2004

Trade	$923,090	$1,069,020	$846,528
Other	77,117	85,007	59,324

	1,000,207	1,154,027	905,852
Less allowances for doubtful accounts	62,059	60,041	56,040

	$938,148	$1,093,986	$849,812

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2005	2005	2004

Grain and oilseed	$460,182	$387,820	$385,920
Energy	372,050	377,076	301,162
Feed and farm supplies	146,347	121,721	127,409
Processed grain and oilseed	26,754	26,195	25,537
Other	1,520	1,370	1,245

	$1,006,853	$914,182	$841,273

Note 4.	Derivative Assets and Liabilities

Included in other current assets on November 30, 2005, August 31, 2005 and November 30, 2004 are derivative assets of $72.7 million, $102.7 million and $48.9 million, respectively. Included in accrued expenses on November 30, 2005, August 31, 2005 and November 30, 2004 are derivative liabilities of $80.8 million, $152.8 million and $54.9 million, respectively.

Note 5.	Investments

During the three months ended November 30, 2005 we made a $35.0 million investment in US BioEnergy Corporation for an approximate 28% interest in the company. US BioEnergy Corporation is an ethanol production and marketing firm which currently has two ethanol plants under construction in Albert City, Iowa and Lake Odessa, Michigan.

During the first quarter of fiscal 2005, we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. At that time, our carrying value of $153.0 million consisted primarily of noncash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of the CF investment should be reduced by $35.0 million ($32.1 million net of taxes), resulting in an impairment charge to the first fiscal quarter income, which we recorded in our Ag Business segment.

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of $140.4 million. The book basis in the portion of the ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in the first fiscal quarter, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million ($40.9 million net of taxes) on the sale of that ownership interest during the fourth quarter of 2005. This gain, net of the impairment loss of $35.0 million, resulted in a $9.6 million pretax gain ($8.8 million net of taxes) recognized during 2005.

We retain an ownership interest in CF Industries Holdings, Inc. (the post-initial public offering name of the company) of approximately 3.9% or 2,150,396 shares. We have agreed through a Lock-up Agreement not to sell any shares, without the written consent of the underwriters, for a period of one year. The market value of the shares on November 30, 2005 was $33.2 million, and accordingly, we have adjusted the carrying value to reflect market value, with the unrealized gain recorded in other comprehensive income.

Agriliance, LLC (Agriliance) is a wholesale and retail crop nutrients and crop protections products company and is owned and governed 50% by us through United Country Brands, LLC (100% owned subsidiary) and 50% by Land O’Lakes, Inc. We also own a 50% interest in Ventura Foods, LLC, (Ventura Foods) a joint venture which produces and distributes vegetable oil-based products.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of November 30, 2005, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $44.4 million. Of this basis difference, $4.8 million is being amortized over the remaining life of the corresponding assets, which is approximately seven years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of November 30, 2005, August 31, 2005 and November 30, 2004 and statements of operations for the three-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended
	November 30,	November 30,
	2005	2004

Net sales	$387,361	$385,179
Gross profit	51,678	47,966
Net income	16,673	19,846

	November 30,	August 31,	November 30,
	2005	2005	2004

Current assets	$235,582	$198,576	$303,735
Non-current assets	452,703	455,715	257,549
Current liabilities	164,110	146,035	142,003
Non-current liabilities	306,274	307,027	220,366

Agriliance, LLC

	For the Three Months Ended
	November 30,	November 30,
	2005	2004

Net sales	$692,461	$598,732
Gross profit	57,565	57,807
Net loss	(15,708)	(5,218)

	November 30,	August 31,	November 30,
	2005	2005	2004

Current assets	$1,553,421	$1,337,909	$1,545,950
Non-current assets	152,601	148,611	123,877
Current liabilities	1,300,463	1,064,424	1,307,056
Non-current liabilities	118,964	119,794	128,805

Note 6.	Discontinued Operations

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were still held for sale at November 30, 2005 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005 we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized results from discontinued operations for November 30, 2005 and 2004 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2005	2004

Sales		$17,364
Cost of goods sold		17,061
Marketing, general and administrative*	$(499)	3,289
Interest	158	852
Income tax expense (benefit)	133	(1,493)

Income (loss) from discontinued operations	$208	$(2,345)

* Includes a gain of $0.8 million on the sale of a facility during the three months ended November 30, 2005.

Note 7.	Equities

Changes in equity for the three-month periods are as follows:

	November 30,	November 30,
	2005	2004

Balances, September 1, 2005 and 2004	$1,757,897	$1,628,086
Net income	154,234	17,996
Other comprehensive income	2,246	2,693
Equities retired	(6,285)	(227)
Equity retirements accrued	6,285	227
Equities issued in exchange for elevator properties	1,847
Preferred stock dividends	(2,476)	(2,113)
Preferred stock dividends accrued	1,650	1,409
Accrued dividends and equities payable	(79,050)	(23,909)
Other, net	102	31

Balances, November 30, 2005 and 2004	$1,836,450	$1,624,193

Note 8.	Comprehensive Income

Total comprehensive income primarily consists of net income, additional minimum pension liability, unrealized gains and losses on available for sale investments and interest rate hedges. For the three months ended November 30, 2005 and 2004, total comprehensive income amounted to $156.5 million and $20.7 million, respectively. Accumulated other comprehensive income on November 30, 2005 and August 31, 2005 was $7.2 million and $5.0 million, and accumulated other comprehensive loss on November 30, 2004 was $4.4 million.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Employee Benefit Plans

Employee benefit information for the three months ended November 30, 2005 and 2004 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost for the three months ended November 30:
Service cost	$3,689	$3,187	$543	$247	$263	$219
Interest cost	4,275	4,510	337	294	392	444
Return on plan assets	(7,093)	(6,912)
Prior service cost amortization	214	198	129	130	(77)	(74)
Actuarial loss (gain) amortization	1,912	1,440	45	31	(6)	11
Transition amount amortization					50	234
Recognized net actuarial loss					184

Net periodic benefit cost	$2,997	$2,423	$1,054	$702	$806	$834

Employer Contributions:

As of November 30, 2005, the National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, may make a $5.9 million contribution to its pension plan in fiscal 2006.

Note 10.	Segment Reporting

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, agronomy and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 28% interest in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were still held for sale at November 30, 2005 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005 we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including NCRA, which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

Reconciling Amounts represent the elimination of sales between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three months ended November 30, 2005 and 2004 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2005

Net sales	$1,858,251	$1,460,715	$152,051		$(57,999)	$3,413,018
Other revenues	4,582	30,547	927	$9,067		45,123

	1,862,833	1,491,262	152,978	9,067	(57,999)	3,458,141
Cost of goods sold	1,665,968	1,447,354	145,310		(57,999)	3,200,633
Marketing, general and administrative	15,858	21,416	4,958	6,070		48,302

Operating earnings	181,007	22,492	2,710	2,997	—	209,206
Interest	3,767	3,505	2,423	2,023		11,718
Equity (income) loss from investments	(838)	2,261	(9,591)	(1,009)		(9,177)
Minority interests	32,127	34				32,161

Income from continuing operations before income taxes	$145,951	$16,692	$9,878	$1,983	$—	$174,504

Intersegment sales	$(55,563)	$(2,327)	$(109)		$57,999	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$50,528	$12,097	$1,507	$392		$64,524

Depreciation and amortization	$15,737	$7,541	$3,481	$1,225		$27,984

Total identifiable assets at November 30, 2005	$2,105,351	$1,736,940	$456,272	$370,834		$4,669,397

For the Three Months Ended November 30, 2004
Net sales	$1,417,165	$1,405,753	$142,376		$(45,403)	$2,919,891
Other revenues	2,689	33,869	912	$7,047		44,517

	1,419,854	1,439,622	143,288	7,047	(45,403)	2,964,408
Cost of goods sold	1,356,376	1,404,667	140,032		(45,403)	2,855,672
Marketing, general and administrative	13,978	20,487	4,118	6,044		44,627

Operating earnings (losses)	49,500	14,468	(862)	1,003	—	64,109
Interest	3,172	4,233	3,032	305		10,742
Equity income from investments	(729)	(3,985)	(11,514)	(455)		(16,683)
Loss on impairment of investment		35,000				35,000
Minority interests	7,945	(2)		246		8,189

Income (loss) from continuing operations before income taxes	$39,112	$(20,778)	$7,620	$907	$—	$26,861

Intersegment sales	$(45,067)	$(270)	$(66)		$45,403	$—

Goodwill	$3,041	$250		$23,605		$26,896

Capital expenditures	$53,477	$8,384	$932	$1,063		$63,856

Depreciation and amortization	$14,737	$7,300	$3,430	$1,651		$27,118

Total identifiable assets at November 30, 2004	$1,638,657	$1,666,043	$395,361	$476,837		$4,176,898

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Commitments and Contingencies

Environmental

We incur capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery are now essentially complete. Total expenditures for these projects as of November 30, 2005, include $86.8 million that has been spent at our Laurel refinery and $292.2 million that has been spent by NCRA at the McPherson refinery.

Guarantees

We are a guarantor for lines of credit for related companies, of which $49.9 million was outstanding as of November 30, 2005. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our obligations pursuant to our guarantees as of November 30, 2005 are as follows:

	Guarantee /	Exposure on
	Maximum	November 30,	Nature of	Expiration	Triggering	Recourse	Assets Held
Entities	Exposure	2005	Guarantee	Date	Event	Provisions	as Collateral
	(dollars in thousands)

The Company’s financial services cooperative loans sold to CoBank	*	$8,455	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	27,167	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000	4,075	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$20,561	9,175	Guaranteed loans which were made by the Company under financing programs and contributed by the Company to Cofina	Loans contributed mature at various times. Guarantee of a particular loan terminates on maturity date	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$49,872

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Our revenues and operating results could be adversely affected by changes in commodity prices.  Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grain, oilseeds and flour. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

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

We incur significant costs in complying with applicable laws and regulations. any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.  We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are essentially complete at our Laurel, Montana refinery and at the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery. Total expenditures for these projects as of November 30, 2005 include $86.8 million that has been spent at our Laurel refinery and $292.2 million that has been spent by NCRA at the McPherson refinery.

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

Consolidation among purchasers of our products and in wholesale and retail distribution channels has resulted in a smaller customer base for our products and intensified the competition for these customers. For example, ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these distributors, brokers and retailers elect not to purchase our products, our sales volumes, revenues and profitability could be significantly reduced.

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

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended August 31, 2005, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, we are owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of food products.

On January 1, 2005, we realigned our business segments based on an assessment of how our businesses operate and the products and services they sell. As a result of this assessment, leadership changes were made, including the naming of a new executive vice president and chief operating officer, so that we now have three chief operating officers to lead our three business segments: Energy, Ag Business and Processing. Prior to the realignment, we operated five business segments: Agronomy, Energy, Country Operations and Services, Grain Marketing, and Processed Grains and Foods. Together, our three business segments create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, our agronomy and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 28% interest in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were still held for sale at November 30, 2005 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

Results of Operations

Comparison of the three months ended November 30, 2005 and 2004

General.  We recorded income from continuing operations before income taxes of $174.5 million during the three months ended November 30, 2005 compared to $26.9 million for the three months ended November 30, 2004, an increase of $147.6 million.

Our Energy segment generated income from continuing operations before income taxes of $146.0 million for the three months ended November 30, 2005 compared with $39.1 million for the three months ended

November 30, 2004. This increase in earnings of $106.9 million (273%) is primarily attributable to improved profitability of $109.4 million on refined fuels, partially offset by decreased earnings of $2.5 million in our other energy operations.

Our Ag Business segment generated income from continuing operations before income taxes of $16.7 million for the three months ended November 30, 2005 compared to a loss of $20.8 million for the three months ended November 30, 2004. This increase in earnings of $37.5 million is primarily related to improved earnings of $35.0 million included in our agronomy operations. During the first quarter of fiscal 2005, we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter 2005 income after taxes was $32.1 million.

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of $140.4 million. Our book basis in the portion of our ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in our first fiscal quarter results, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million recognized during the first quarter of fiscal 2005, resulted in a $9.6 million pretax gain recognized during fiscal 2005. The net effect to fiscal 2005 income, after taxes, was $8.8 million.

Also included in our Ag Business segment are country operations and grain marketing operations, which recorded improved earnings of $6.5 million and $3.0 million, respectively, primarily from increases of grain margins, and country operations agronomy and energy margins. These improvements in earnings were partially offset by decreases in earnings of $7.0 million from our other agronomy related joint ventures, mostly due to depressed earnings in Agriliance’s southern retail operations and reduced wholesale crop protection products margins, which were partially offset by improved earnings in Agriliance’s crop nutrient operations.

Our Processing segment generated income from continuing operations before income taxes of $9.9 million for the three months ended November 30, 2005 compared to $7.6 million for the three months ended November 30, 2004, an increase in earnings of $2.3 million (30%). Our oilseed processing earnings improved $3.9 million, primarily related to margins from increased soybean crushing volumes. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $1.6 million compared to the prior year and is primarily related to increased general, selling and interest expenses due to a recent acquisition. Our shares of earnings from our wheat milling joint ventures were relatively flat compared to the prior three-month period. Our US BioEnergy Corporation investment showed a slight gain for the period ended November 30, 2005, offset by allocated interest on that investment.

Corporate and Other generated income from continuing operations before income taxes of $2.0 million for the three months ended November 30, 2005 compared to $0.9 million for the three months ended November 30, 2004, an increase in earnings of $1.1 million (119%) and reflects improved earnings in our business solutions operations.

Net Income.  Consolidated net income for the three months ended November 30, 2005 was $154.2 million compared to $18.0 million for the three months ended November 30, 2004, which represents a $136.2 million increase in earnings.

Net Sales.  Consolidated net sales were $3.4 billion for the three months ended November 30, 2005 compared to $2.9 billion for the three months ended November 30, 2004, which represents a $493.1 million (17%) increase.

Our Energy segment net sales, after elimination of intersegment sales, of $1.8 billion increased $430.6 million (31%) during the three months ended November 30, 2005 compared to the three months ended

November 30, 2004. During the three months ended November 30, 2005 and 2004, our Energy segment recorded sales to our Ag Business segment of $55.6 million and $45.1 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $430.6 million is comprised of an increase of $465.6 million primarily related to price appreciation on refined fuels and propane products, partially offset by $35.0 million due to decreased sales volume mainly of refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $381.7 million (39%), of which $432.8 million was related to a net average selling price increase, partially offset by $51.1 million related to decreased volumes. The sales price of refined fuels increased $0.62 per gallon (44%) and volumes decreased 4% when comparing the three months ended November 30, 2005 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. The reduced refined fuels volumes relate to a decrease in our unbranded gallons after the effects of Hurricane Katrina in early September 2005. Propane net sales increased by $5.3 million (3%), of which $37.8 million was related to a net average selling price increase, partially offset by $32.5 million due to decreased volumes compared to the same three-month period in the previous year. Propane prices increased $0.17 per gallon (18%) and sales volume decreased 13% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the three months ended November 30, 2005 compared to the same period in 2004. The reduced propane volume relates to a poor crop drying season due to drier crops coming off the fields during the 2005 harvest as compared to 2004.

Our Ag Business segment net sales, after elimination of intersegment sales, of $1.5 billion increased $52.9 million (4%) during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Grain net sales in our Ag Business segment totaled $1,232.4 million and $1,202.4 million during the three months ended November 30, 2005 and 2004, respectively. The net sales increase of $30.0 million (2%) is primarily attributable to $60.4 million related to a net increase in the average selling grain prices, partially offset by $30.4 million related to decreased volumes during the three months ended November 30, 2005 compared to the same period last fiscal year. Commodity prices, in general, showed slight increases with the average market price of soybeans and spring wheat approximately $0.36 and $0.25 per bushel higher, respectively, than the prices on those same grains during the prior three-month period, while corn was down approximately $0.04 per bushel, as compared to the three months ended November 30, 2004. Volumes decreased 2% during the three months ended November 30, 2005 compared with the same period of a year ago. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.20 per bushel (5%). Our Ag Business segment non-grain net sales of $226.0 million increased by $22.9 million (11%) during the three months ended November 30, 2005 compared to the same period in 2004, primarily the result of increased sales of energy, crop nutrient, seed and feed products, partially offset by decreased crop protection products and sunflower sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the three months ended November 30, 2004.

Our Processing segment net sales, after elimination of intersegment sales, of $151.9 million increased $9.6 million (7%) during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Sales in processing consist entirely of our oilseed products. The oilseed processing increase of $14.9 million (26%) includes $18.4 million due to a 35% increase in sales volumes, partially offset by $3.5 million due to lower average sales price. Refined oilseed sales decreased $5.3 million (6%), of which $9.1 million was due to lower average sales price, partially offset by $3.8 million due to 5% increase in sales volume. The average selling price of processed oilseed decreased $10 per ton and the average selling price of refined oilseed products decreased $0.04 per pound compared to the same three-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.

Other Revenues.  Other revenues of $45.1 million increased $0.6 million (1%) during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The majority of other revenues are generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include; grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Other revenues within Corporate and Other increased $2.0 million (29%), which includes increased revenues from our commodity hedging and other services. Our Energy segment other revenues of $4.6 million increased $1.9 million. These increases were partially offset by our Ag Business segment other revenues which decreased $3.3 million (10%), primarily related to reduced revenues from grain storage, drying and other services as compared to the same period ended in 2004.

Cost of Goods Sold.  Cost of goods sold of $3.2 billion increased $345.0 million (12%) during the three months ended November 30, 2005 compared to the three months ended November 30, 2004.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.6 billion increased $299.1 million (23%) during the three months ended November 30, 2005 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.57 (41%) per gallon, partially offset by decreased volumes of 4% compared to the three months ended November 30, 2004. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2004. The average per unit cost of crude oil purchased for the two refineries increased 26% compared to the three months ended November 30, 2004. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.17 (18%) per gallon, partially offset by decreased volumes of 13% compared to the three months ended November 30, 2004. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year.

Our Ag Business cost of goods sold, after elimination of intersegment costs, of $1.4 billion increased $40.6 million (3%) during the three months ended November 30, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,204.7 million and $1,186.4 million during the three months ended November 30, 2005 and 2004, respectively. Grains and oilseeds procured through our Ag Business segment increased 2% compared to the three months ended November 30, 2004, primarily the result of a $0.16 (4%) average cost per bushel increase, partially offset by a decrease in volumes of 2% compared to the prior year. During the three months ended November 30, 2005, commodity prices on soybeans, spring wheat and corn were relatively comparable to the prices that were prevalent during the three months ended November 30, 2004. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased primarily due to increases in the average selling price of energy products due to overall market conditions, and volume increases due to timing the placement of agronomy and seed products as compared to the three months ended November 30, 2004.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $145.2 million increased $5.2 million (4%) compared to the three months ended November 30, 2004, which was primarily due to a 30% net volume increase in the soybeans processed at our two crushing plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $48.3 million for the three months ended November 30, 2005 increased by $3.7 million (8%) compared to the three months ended November 30, 2004, and is reflective of increases in all of our business segments, primarily for higher accruals for incentive programs and pension cost.

Interest.  Interest expense of $11.7 million for the three months ended November 30, 2005 increased $1.0 million (9%) compared to the three months ended November 30, 2004. The average short-term interest rate increased 1.96% and the average level of short-term borrowings increased $14.1 million, during the three months ended November 30, 2005 compared to the same period in 2004.

Equity Income from Investments.  Equity income from investments of $9.2 million for the three months ended November 30, 2005 changed unfavorably by $7.5 million (45%) compared to the three months ended November 30, 2004. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity income from investments was primarily attributable to reduced earnings from investments within our Ag Business and Processing segments of $6.2 million and $1.9 million, respectively when compared to the prior year three-month period. These reduced equity income and losses from investments were partially offset by improved net earnings within Corporate and Other and our Energy Segment of $0.5 million and $0.1 million, respectively.

Our Ag Business segment generated reduced earnings of $6.2 million from equity investments when compared to the prior year three-month period. Earnings in our equity investment in Agriliance decreased $5.2 million and are primarily attributable to reduced earnings in their retail south operations and reduced margins on their wholesale crop protection products, partially offset by improved crop nutrient earnings. Hurricane Katrina unfavorably affected sales and margins in Agriliance’s southern retail region. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings declined compared to the same period in 2004 as a result of higher costs of inputs, including reduced chemical rebates and changes in accruals of other promotional programs. The prices and margins of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which consist primarily of fertilizers and micronutrients, were down 13% over last year, however operating margins continue to improve, and in addition there was a gain on the sale of a crop nutrient facility. The agronomy Canadian joint venture recorded decreased earnings of $1.5 million as compared to the three months ended November 30, 2004. Partially offsetting these decreases were other Ag Business segment joint ventures whose earnings improved $0.5 million compared to the same three-month period in the previous year.

Our Processing segment generated reduced earnings of $1.9 million from equity investments when compared to the prior year three-month period. Ventura Foods, our oilseed-based products and packaged foods joint venture, showed reduced earnings of $1.6 million, primarily due to increased general, selling and interest expenses, due to a recent acquisition. We also recorded reduced earnings of $0.3 million for Horizon Milling, our wheat milling joint venture.

Corporate and Other reflects improved earnings of $0.5 million when compared to the prior year three-month period, primarily related to Cofina Financial, LLC, a joint venture finance company in which we own a 49% interest, and which began operations in the fourth quarter of fiscal 2005.

Our Energy segment generated improved earnings of $0.1 million when compared to the prior year three-month period, related to improved margins in an NCRA equity investment.

Loss on Impairment of Investment.  As previously discussed, during the first quarter of fiscal 2005 we evaluated the $153.0 million carrying value of our investment in CF. The carrying value of our CF investment was reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter in 2005 income after taxes was $32.1 million.

Minority Interests.  Minority interests of $32.2 million for the three months ended November 30, 2005 increased by $24.0 million compared to the three months ended November 30, 2004. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended November 30, 2004. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $20.5 million for the three months ended November 30, 2005 compares with $6.5 million for the three months ended November 30, 2004. The resulting effective tax rates for the three months ended November 30, 2005 and 2004 were 11.7% and 24.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended November 30, 2005 and 2004. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, current and prior operating results have been reclassified to report those operations as discontinued. The gain recorded for the three months ended November 30, 2005 was $0.3 million ($0.2 million, net of taxes) and compares to a net loss of $3.8 million ($2.3 million, net of taxes), respectively. During our first fiscal quarter of 2006, we sold a facility in Newton, North Carolina and recorded a gain of $0.8 million from the sale of the asset.

Liquidity and Capital Resources

On November 30, 2005, we had working capital, defined as current assets less current liabilities, of $784.2 million, and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $758.7 million, and a current ratio of 1.4 to 1.0 on August 31, 2005. On November 30, 2004, we had working capital of $616.9 million, and a current ratio of 1.4 to 1.0 compared to working capital of $493.4 million, and a current ratio of 1.3 to 1.0 on August 31, 2004. The increase in working capital between August 31, 2004 and November 30, 2004 is primarily due to earnings and the addition of $125.0 million in long-term debt during this period. During fiscal 2005, the CHS Board of Directors approved the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325.0 million, with completion planned for fiscal year 2008. We anticipate that working capital will be drawn down to a level that is more consistent with prior years’ levels through capital expenditures, primarily the coker unit project at our Laurel, Montana refinery.

We have committed lines of revolving credit which are used primarily to finance inventories and receivables consisting of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On November 30, 2005, we had $20.0 million outstanding on these lines of credit compared with no dollars outstanding on November 30, 2004. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Cash flows provided by operating activities were $160.2 million for the three months ended November 30, 2005 compared to $78.4 million for the three months ended November 30, 2004. Volatility in cash flows from operations for these periods is primarily the result of greater net income during the current three-month period compared to the prior year, slightly offset by an increase in net operating assets and liabilities in the current three-month period.

Our operating activities provided net cash of $160.2 million during the three months ended November 30, 2005. Net income of $154.2 million and net non-cash expenses of $88.8 million were partially offset by an increase in net operating assets and liabilities of $82.8 million. The primary components of net non-cash expenses included depreciation and amortization of $28.0 million, minority interests of $32.2 million and deferred tax expense of $37.5 million, partially offset by income from equity investments of $9.2 million. The increase in net operating assets and liabilities was comprised of several components. One of the primary components included an increase in grain inventories. While there were only slight changes (5% to 6%) in the market prices of our three primary grain commodities (spring wheat, soybeans and corn) on November 30, 2005 compared to August 31, 2005, our grain inventory quantities increased 26.6 million bushels (29%) due to harvest. Another primary factor affecting operating assets and liabilities was a decrease in crude oil prices on November 30, 2005 compared to August 31, 2005, which had offsetting impacts of decreasing receivables, derivative liabilities and accounts payable in our Energy segment. In general, crude oil prices decreased $11.62 per barrel (17%) on November 30, 2005 compared to August 31, 2005.

Our operating activities provided net cash of $78.4 million during the three months ended November 30, 2004. Net income of $18.0 million, net non-cash expenses of $52.5 million and a decrease in net operating assets and liabilities of $7.9 million provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $27.1 million, loss on impairment of an investment of $35.0 million and minority interests of $8.2 million, partially offset by income from equity investments of $16.7 million. The decrease in net operating assets and liabilities was caused primarily by decreases in the market prices of our three primary grain commodities, partially offset by an increase in grain inventory quantities due to harvest. On November 30, 2004, the market price per bushel of spring wheat, soybeans and corn decreased by $0.21 (6%), $0.93 (15%) and $0.35 (15%), respectively when compared to their respective values on August 31, 2004. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest.

We expect our net operating assets and liabilities to increase through our second quarter of the current fiscal year when compared to the levels on November 30, 2005. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products at our country operations locations during the second fiscal quarter. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply, and at times to guarantee prices. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2005 and 2004, the net cash flows used in our investing activities totaled $94.3 million and $35.8 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $64.5 million and $63.9 million for the three months ended November 30, 2005 and 2004, respectively. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 are essentially complete at our Laurel, Montana refinery and at NCRA’s McPherson, Kansas refinery. Total expenditures for these projects as of November 30, 2005 include $86.8 million that has been spent at our Laurel refinery and $292.2 million that has been spent by NCRA at the McPherson refinery. Expenditures for the projects during the three months ended November 30, 2005, were $33.7 million in total, compared to $42.6 million during the same period a year ago.

For the year ending August 31, 2006, we expect to spend approximately $243.3 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325 million, with completion planned for fiscal 2008. We anticipate funding the project with a combination of cash flows from operations and debt proceeds.

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

Investments made during the three months ended November 30, 2005 and 2004 totaled $37.0 million and $46 thousand, respectively. During the three months ended November 30, 2005 we made a $35.0 million investment in US BioEnergy Corporation for an approximate 28% interest in the company. US BioEnergy Corporation is an ethanol production and marketing firm which currently has two ethanol plants under construction in Albert City, Iowa and Lake Odessa, Michigan.

NCRA distributions to minority owners for the three months ended November 30, 2005 and 2004 were $11.7 million and $3.1 million, respectively.

Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $5.4 million and $5.9 million for the three months ended November 30, 2005 and 2004, respectively. Also partially offsetting cash usages were distributions received from joint ventures and other investments totaling $4.7 million and $23.5 million for the three months ended November 30, 2005 and 2004, respectively, as well as an increase in cash flows of $8.8 million and $0.6 million related to the changes in notes receivable for the same respective periods. The changes in notes receivable are primarily from related parties notes receivable at NCRA with its minority owners.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndicate of domestic and international banks. In May 2005, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The current committed credit facilities consist of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The terms of the current credit facilities are the same as the terms of the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate are reduced under the current credit facilities. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2005, the line of credit dedicated to NCRA was renewed for one year with no material changes to the terms of the credit facility. On November 30, 2005, August 31, 2005 and November 30, 2004, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $21.1 million, $61.1 million and $1.1 million, respectively. In September 2004, $125.0 million received from private placement debt proceeds was used to pay down our 364-day credit facility.

In November 2005, we requested amendments to our 364-day and five-year revolving loan credit agreement, dated May 19, 2005, and to our term loan credit agreement, dated June 1, 1998, to allow for the expansion of our investment limit from $110 million to $175 million. We are currently in compliance with this covenant, but requested the amendment to allow for potential investment opportunities in the future. The requested amendments were approved by the respective bank groups.

We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $110.7 million, $114.8 million and $127.1 million on November 30, 2005, August 31, 2005 and November 30, 2004, respectively. Interest rates on November 30, 2005 ranged from 5.16% to 7.13%. Repayments of $4.1 million were made on this facility during each of the three months ended November 30, 2005 and 2004.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate of 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the three months ended November 30, 2005 and 2004, no repayments were due on these notes.

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

Through NCRA, we had revolving term loans outstanding of $8.3 million, $9.0 million and $11.3 million for the periods ended November 30, 2005, August 31, 2005 and November 30, 2004, respectively. Interest rates on November 30, 2005 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each of the three months ended November 30, 2005 and 2004.

On November 30, 2005, we had total long-term debt outstanding of $766.3 million, of which $118.5 million was bank financing, $623.6 million was private placement debt and $24.2 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 has not materially changed during the three months ended November 30, 2005. On November 30, 2004, we had total long-term debt outstanding of $802.5 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $9.0 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of November 30, 2005.

During the three months ended November 30, 2005 and 2004, we borrowed on a long-term basis no dollars and $125.0 million, respectively, and during the same periods repaid long-term debt of $6.8 million and $6.5 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2005 are expected to be distributed during the second quarter of fiscal year 2006. The cash portion of this distribution, deemed by the Board of Directors to be 30%, is expected to be approximately $60.9 million and is classified as a current liability on the November 30, 2005 and the August 31, 2005 consolidated balance sheets.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator of which is the sum of the patronage certificates older than 10 years held by all eligible non-individual members. In accordance with authorization from the Board of Directors, total cash redemptions related to the year ended August 31, 2005, to be distributed in fiscal year 2006, are expected to be approximately $64.1 million, of which $6.3 million was redeemed during the three months ended November 30, 2005, compared to $0.2 million during the three months ended November 30, 2004.

We intend to redeem an additional $24.0 million of capital equity certificates during the second quarter of fiscal 2006 by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission on November 29, 2005.

On November 30, 2005, we had 4,951,434 shares of Preferred Stock outstanding with a total redemption value of approximately $123.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option beginning in 2008.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 have not materially changed during the three months ended November 30, 2005.

Guarantees:

We are a guarantor for lines of credit for related companies, of which $49.9 million was outstanding on November 30, 2005. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of November 30, 2005.

Debt:

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005. Other than the balance sheet changes in payables and long-term debt, the total obligations have not materially changed during the three months ended November 30, 2005.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2005. There have been no changes to these policies during the three months ended November 30, 2005.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires those items to be recognized as current-period charges regardless of whether they meet the “abnormal” criterion outlined in ARB No. 43. It also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on our consolidated financial statements.

We are required to apply SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. We are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have not yet determined the impact that the adoption of this interpretation will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We did not experience any material changes in market risk exposures for the period ended November 30, 2005, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2005.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

3.1	Bylaws of the Company
10.1	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2005)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

January 11, 2006
(Date)