Form 10-Q
period 2006-02-28
CHS INC
filed 2006-04-13
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2006.

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

Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at February 28, 2006

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,	February 28,
	2006	2005	2005
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$79,743	$241,018	$193,533
Receivables	797,573	1,093,986	740,389
Inventories	1,021,369	914,182	935,788
Other current assets	353,762	367,306	316,753

Total current assets	2,252,447	2,616,492	2,186,463
Investments	532,270	520,970	516,785
Property, plant and equipment	1,418,657	1,359,535	1,310,581
Other assets	223,171	229,940	233,419

Total assets	$4,426,545	$4,726,937	$4,247,248

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$114,735	$61,147	$354,116
Current portion of long-term debt	38,685	35,340	34,704
Customer credit balances	48,048	91,902	115,045
Customer advance payments	169,266	126,815	79,319
Checks and drafts outstanding	55,040	67,398	67,918
Accounts payable	609,970	945,737	597,443
Accrued expenses	322,918	397,044	302,642
Dividends and equities payable	117,334	132,406	30,165

Total current liabilities	1,475,996	1,857,789	1,581,352
Long-term debt	719,861	737,734	750,123
Other liabilities	227,804	229,322	139,703
Minority interests in subsidiaries	141,577	144,195	139,838
Commitments and contingencies
Equities	1,861,307	1,757,897	1,636,232

Total liabilities and equities	$4,426,545	$4,726,937	$4,247,248

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(dollars in thousands)

Revenues:
Net sales	$3,118,745	$2,392,442	$6,531,763	$5,312,333
Other revenues	42,372	34,748	87,495	79,265

	3,161,117	2,427,190	6,619,258	5,391,598
Cost of goods sold	3,043,450	2,338,432	6,244,083	5,194,104
Marketing, general and administrative	55,468	54,988	103,770	99,615

Operating earnings	62,199	33,770	271,405	97,879
Gain on sale of investment		(3,448)		(3,448)
Interest	13,693	12,220	25,411	22,962
Equity (income) loss from investments	(5,185)	154	(14,362)	(16,529)
Loss on impairment of investment				35,000
Minority interests	9,206	4,726	41,367	12,915

Income from continuing operations before income taxes	44,485	20,118	218,989	46,979
Income taxes	4,238	400	24,716	6,920

Income from continuing operations	40,247	19,718	194,273	40,059
Loss (income) on discontinued operations, net of taxes	99	10,995	(109)	13,340

Net income	$40,148	$8,723	$194,382	$26,719

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(dollars in thousands)

Cash flows from operating activities:
Net income	$40,148	$8,723	$194,382	$26,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,908	27,326	58,892	54,444
Noncash (income) loss from equity investments	(5,185)	154	(14,362)	(16,529)
Noncash loss on impairment of assets		13,397		48,397
Minority interests	9,206	4,726	41,367	12,915
Noncash patronage dividends received	(529)	(216)	(780)	(437)
Gain on sale of property, plant and equipment	(451)	(1,027)	(157)	(2,236)
Gain on sale of investment		(3,448)		(3,448)
Deferred tax expense	7,335		44,847
Other, net	(213)	265	15	555
Changes in operating assets and liabilities:
Receivables	107,645	99,852	259,138	84,614
Inventories	(11,495)	(94,307)	(101,776)	(211,687)
Other current assets and other assets	(65,936)	(56,532)	(8,768)	(46,866)
Customer credit balances	(23,398)	21,950	(44,336)	26,359
Customer advance payments	65,631	(33,238)	41,818	15,277
Accounts payable and accrued expenses	(293,119)	(201,765)	(434,797)	(124,666)
Other liabilities	6,474	(9,105)	(8,308)	(8,248)

Net cash (used in) provided by operating activities	(132,979)	(223,245)	27,175	(144,837)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(49,397)	(59,007)	(113,921)	(122,863)
Proceeds from disposition of property, plant and equipment	1,093	2,082	6,524	7,953
Investments		(2,184)	(37,015)	(2,230)
Equity investments redeemed	37,314	14,425	40,846	36,945
Investments redeemed	2,043	1,110	3,218	2,093
Proceeds from sale of investment		7,420		7,420
Changes in notes receivable	39,332	8,498	48,158	9,116
Other investing activities, net	620	177	575	1,371

Net cash provided by (used in) investing activities	31,005	(27,479)	(51,615)	(60,195)

Cash flows from financing activities:
Changes in notes payable	93,587	353,033	53,587	238,001
Borrowings on long-term debt				125,000
Principal payments on long-term debt	(8,893)	(17,647)	(15,669)	(24,195)
Changes in checks and drafts outstanding	(5,974)	16,690	(12,556)	3,334
Distribution to minority owners	(31,304)	(1,906)	(42,981)	(4,966)
Expenses incurred — capital equity certificates redeemed	(86)	(78)	(86)	(78)
Preferred stock dividends paid	(2,476)	(2,113)	(4,952)	(4,226)
Retirements of equities	(45,391)	(19,058)	(51,676)	(19,285)
Cash patronage dividends paid	(62,502)	(51,511)	(62,502)	(51,511)

Net cash (used in) provided by financing activities	(63,039)	277,410	(136,835)	262,074

Net (decrease) increase in cash and cash equivalents	(165,013)	26,686	(161,275)	57,042
Cash and cash equivalents at beginning of period	244,756	166,847	241,018	136,491

Cash and cash equivalents at end of period	$79,743	$193,533	$79,743	$193,533

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of February 28, 2006 and 2005, and the statements of operations and cash flows for the three and six months ended February 28, 2006 and 2005 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2005 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangible Assets

Goodwill was $3.3 million, $3.3 million and $18.5 million on February 28, 2006, August 31, 2005 and February 28, 2005, respectively, and is included in other assets in the consolidated balance sheets. During fiscal year 2005, we disposed $23.6 million of goodwill related to our Mexican foods businesses as a result of our sale of those businesses as further discussed in Note 6, of which $8.4 million was impaired during the three months ended February 28, 2005.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets was $35.6 million with total accumulated amortization of $17.1 million as of February 28, 2006. Intangible assets of $3.9 million and $10 thousand were acquired during the six months ended February 28, 2006 and 2005, respectively. Total amortization expense for intangible assets during the three-month and six-month periods ended February 28, 2006 and 2005, was $3.0 million and $0.8 million, respectively, and $3.6 million and $1.6 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.5 million annually for the first year, and $2.0 million for each of the next four years.

Recent Accounting Pronouncements

We are required to apply Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. We are unable to measure this obligation because it’s not possible to estimate when the obligation will be settled. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have not yet determined the impact that the adoption of this interpretation will have on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications, primarily discontinued operations discussed in Note 6. In addition, we have revised the classification of distributions to minority owners in our consolidated statements of cash flows, from investing to financing activities. Such amounts totaled $1.9 million and $5.0 million for the three months and six month ended February 28, 2005, respectively. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	February 28,	August 31,	February 28,
	2006	2005	2005

Trade	$824,590	$1,069,020	$754,251
Other	35,817	85,007	42,384

	860,407	1,154,027	796,635
Less allowances for doubtful accounts	62,834	60,041	56,246

	$797,573	$1,093,986	$740,389

Note 3.	Inventories

	February 28,	August 31,	February 28,
	2006	2005	2005

Grain and oilseed	$433,403	$387,820	$416,141
Energy	360,250	377,076	302,643
Feed and farm supplies	205,241	121,721	183,606
Processed grain and oilseed	21,000	26,195	32,084
Other	1,475	1,370	1,314

	$1,021,369	$914,182	$935,788

Note 4.	Derivative Assets and Liabilities

Included in other current assets on February 28, 2006, August 31, 2005 and February 28, 2005 are derivative assets of $79.0 million, $102.7 million and $63.7 million, respectively. Included in accrued expenses on February 28, 2006, August 31, 2005 and February 28, 2005 are derivative liabilities of $68.7 million, $152.8 million and $81.7 million, respectively.

Note 5.	Investments

During the three months ended November 30, 2005, we made a $35.0 million investment in US BioEnergy Corporation (US BioEnergy) for an approximate 28% interest in the company. On March 31, 2006, we acquired an additional 17.5 million shares of Class A Common Stock of US BioEnergy at a purchase price of $2.00 per share for a total purchase price of $35.0 million. This investment increased our holdings of US BioEnergy to 52.5 million shares of Class A Common Stock with a total investment of $70.0 million. Our holdings represent approximately 30% of the outstanding shares of US BioEnergy, however, our percentage ownership could be reduced to approximately 23% if US BioEnergy consummates certain pending transactions.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

US BioEnergy is an ethanol production and marketing firm which currently has two ethanol plants under construction in Albert City, Iowa and Lake Odessa, Michigan. US BioEnergy has also announced plans to build ethanol plants near Hankinson, North Dakota and Janesville, Minnesota.

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

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of $140.4 million. The book basis in the portion of the ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in the first fiscal quarter of 2005, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million ($40.9 million net of taxes) on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million, resulted in a $9.6 million pretax gain ($8.8 million net of taxes) recognized during 2005.

We retain an ownership interest in CF Industries Holdings, Inc. (the post-initial public offering name of the company) of approximately 3.9% or 2,150,396 shares. We have agreed through a Lock-up Agreement not to sell any shares, without the written consent of the underwriters, for a period of one year. The market value of the shares on February 28, 2006 was $37.9 million, and accordingly, we have adjusted the carrying value to reflect market value, with the unrealized gain recorded in other comprehensive income.

Agriliance, LLC (Agriliance) is a wholesale and retail crop nutrients and crop protections products company and is owned and governed 50% by us through United Country Brands, LLC (100% owned subsidiary) and 50% by Land O’Lakes, Inc. We also own a 50% interest in Ventura Foods, LLC, (Ventura Foods) a joint venture which produces and distributes vegetable oil-based products.

As of February 28, 2006, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $44.2 million. Of this basis difference, $4.6 million is being amortized over the remaining life of the corresponding assets, which is approximately six years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of February 28, 2006, August 31, 2005 and February 28, 2005 and statements of operations for the three-month and six-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Net sales	$343,404	$327,042	$730,765	$712,221
Gross profit	51,514	41,991	103,192	89,957
Net income	15,574	10,246	32,247	30,092

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	February 28,	August 31,	February 28,
	2006	2005	2005

Current assets	$221,052	$198,576	$307,389
Non-current assets	435,973	455,715	258,370
Current liabilities	134,001	146,035	156,879
Non-current liabilities	305,521	307,027	199,711

Agriliance, LLC

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Net sales	$497,536	$507,851	$1,189,997	$1,106,013
Gross profit	52,637	41,662	110,202	99,280
Net loss	(16,894)	(21,421)	(32,602)	(26,639)

	February 28,	August 31,	February 28,
	2006	2005	2005

Current assets	$1,682,837	$1,337,908	$1,652,420
Non-current assets	156,650	148,611	127,045
Current liabilities	1,508,632	1,064,423	1,462,742
Non-current liabilities	118,955	119,794	128,325

Note 6.	Discontinued Operations

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were held for sale at February 28, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

Summarized results from discontinued operations for the three and six months ended February 28, 2006 and 2005 are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Sales		$15,374		$32,738
Cost of goods sold		15,845		32,906
Marketing, general and administrative*	$176	3,305	$(323)	6,594
Interest	(13)	822	145	1,674
Loss on impairment of assets		13,397		13,397
Income tax (benefit) expense	(64)	(7,000)	69	(8,493)

(Loss) income from discontinued operations	$(99)	$(10,995)	$109	$(13,340)

*	The six months ended February 28, 2006 includes a gain of $0.8 million on the sale of a facility during our first fiscal quarter ended November 30, 2005.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Equities

Changes in equity for the six-month periods are as follows:

	February 28,	February 28,
	2006	2005

Balances, September 1, 2005 and 2004	$1,757,897	$1,628,086
Net income	194,382	26,719
Other comprehensive income	9,626	1,162
Patronage distribution	(207,803)	(169,437)
Patronage accrued	203,000	166,850
Equities retired	(51,676)	(19,285)
Equity retirements accrued	51,676	19,285
Equities issued in exchange for elevator properties	6,342	1,375
Preferred stock dividends	(4,952)	(4,226)
Preferred stock dividends accrued	1,650	1,409
Accrued dividends and equities payable	(99,155)	(17,350)
Other, net	320	1,644

Balances, February 28, 2006 and 2005	$1,861,307	$1,636,232

During the three months ended February 28, 2006 and 2005, we redeemed $23.8 million and $20.0 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 8.	Comprehensive Income

Total comprehensive income primarily consists of net income, additional minimum pension liability, unrealized gains and losses on available for sale investments and interest rate hedges. For the three months ended February 28, 2006 and 2005, total comprehensive income amounted to $47.5 million and $7.2 million, respectively. For the six months ended February 28, 2006 and 2005, total comprehensive income amounted to $204.0 million and $27.9 million, respectively. Accumulated other comprehensive income on February 28, 2006 and August 31, 2005 was $14.6 million and $5.0 million, and accumulated other comprehensive loss on February 28, 2005 was $6.0 million.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Employee Benefit Plans

Employee benefit information for the three and six months ended February 28, 2006 and 2005 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost for the three months ended February 28:
Service cost	$3,689	$3,187	$543	$247	$263	$219
Interest cost	4,275	4,510	337	294	392	444
Return on plan assets	(7,093)	(6,912)
Prior service cost amortization	214	198	129	130	(77)	(74)
Actuarial loss (gain) amortization	1,912	1,440	45	31	(6)	11
Transition amount amortization					234	234

Net periodic benefit cost	$2,997	$2,423	$1,054	$702	$806	$834

Components of net periodic benefit cost for the six months ended February 28:
Service cost	$7,379	$6,374	$1,087	$496	$525	$437
Interest cost	8,549	9,020	673	587	784	888
Return on plan assets	(14,185)	(13,824)
Prior service cost amortization	428	396	258	260	(153)	(147)
Actuarial loss (gain) amortization	3,823	2,880	90	62	(12)	22
Transition amount amortization					468	468

Net periodic benefit cost	$5,994	$4,846	$2,108	$1,405	$1,612	$1,668

Employer Contributions:

As of February 28, 2006, National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, may contribute $5.9 million to its pension plan in fiscal 2006.

Note 10.	Segment Reporting

We operate three business segments, which are based on products and services: Energy, Ag Business and Processing. Together, our three business segments create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transportation. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Corporate administrative expenses are allocated to all three business segments and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income or loss from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 30% interest in US BioEnergy Corporation included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were held for sale at February 28, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and six months ended February 28, 2006 and 2005 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended February 28, 2006
Net sales	$1,596,376	$1,424,844	$148,090		$(50,565)	$3,118,745
Other revenues	2,706	27,047	917	$11,702		42,372

	1,599,082	1,451,891	149,007	11,702	(50,565)	3,161,117
Cost of goods sold	1,534,847	1,417,676	141,492		(50,565)	3,043,450
Marketing, general and administrative	17,775	24,681	5,688	7,324		55,468

Operating earnings	46,460	9,534	1,827	4,378	—	62,199
Interest	3,578	3,729	2,689	3,697		13,693
Equity (income) loss from investments	(1,098)	4,989	(8,229)	(847)		(5,185)
Minority interests	9,158	48				9,206

Income from continuing operations before income taxes	$34,822	$768	$7,367	$1,528	$—	$44,485

Intersegment sales	$(48,094)	$(2,406)	$(65)		$50,565	$—

Capital expenditures	$38,924	$7,780	$2,257	$436		$49,397

Depreciation and amortization	$18,174	$7,974	$3,459	$1,301		$30,908

For the Three Months Ended February 28, 2005
Net sales	$1,161,979	$1,135,715	$132,542		$(37,794)	$2,392,442
Other revenues	1,936	23,323	903	$8,586		34,748

	1,163,915	1,159,038	133,445	8,586	(37,794)	2,427,190
Cost of goods sold	1,121,460	1,123,747	131,019		(37,794)	2,338,432
Marketing, general and administrative	16,425	25,618	5,555	7,390		54,988

Operating earnings (losses)	26,030	9,673	(3,129)	1,196	—	33,770
Gain on sale of investment				(3,448)		(3,448)
Interest	3,199	4,649	3,234	1,138		12,220
Equity (income) loss from investments	(739)	6,858	(5,922)	(43)		154
Minority interests	4,517	(24)		233		4,726

Income (loss) from continuing operations before income taxes	$19,053	$(1,810)	$(441)	$3,316	$—	$20,118

Intersegment sales	$(34,484)	$(3,035)	$(275)		$37,794	$—

Capital expenditures	$51,652	$4,189	$1,388	$1,778		$59,007

Depreciation and amortization	$14,779	$7,513	$3,489	$1,545		$27,326

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Six Months Ended February 28, 2006
Net sales	$3,454,627	$2,885,559	$300,141		$(108,564)	$6,531,763
Other revenues	7,288	57,594	1,844	$20,769		87,495

	3,461,915	2,943,153	301,985	20,769	(108,564)	6,619,258
Cost of goods sold	3,200,815	2,865,030	286,802		(108,564)	6,244,083
Marketing, general and administrative	33,633	46,097	10,646	13,394		103,770

Operating earnings	227,467	32,026	4,537	7,375	—	271,405
Interest	7,345	7,234	5,112	5,720		25,411
Equity (income) loss from investments	(1,936)	7,250	(17,820)	(1,856)		(14,362)
Minority interests	41,285	82				41,367

Income from continuing operations before income taxes	$180,773	$17,460	$17,245	$3,511	$—	$218,989

Intersegment sales	$(103,657)	$(4,733)	$(174)		$108,564	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$89,452	$19,877	$3,764	$828		$113,921

Depreciation and amortization	$33,911	$15,515	$6,940	$2,526		$58,892

Total identifiable assets at February 28, 2006	$1,837,558	$1,726,997	$467,721	$394,269		$4,426,545

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Six Months Ended February 28, 2005
Net sales	$2,579,144	$2,541,468	$274,918		$(83,197)	$5,312,333
Other revenues	4,625	57,194	1,815	$15,631		79,265

	2,583,769	2,598,662	276,733	15,631	(83,197)	5,391,598
Cost of goods sold	2,477,836	2,528,414	271,051		(83,197)	5,194,104
Marketing, general and administrative	30,403	46,105	9,673	13,434		99,615

Operating earnings (losses)	75,530	24,143	(3,991)	2,197	—	97,879
Gain on sale of investment				(3,448)		(3,448)
Interest	6,371	8,882	6,266	1,443		22,962
Equity (income) loss from investments	(1,468)	2,873	(17,436)	(498)		(16,529)
Loss on impairment of investment		35,000				35,000
Minority interests	12,462	(24)		477		12,915

Income (loss) from continuing operations before income taxes	$58,165	$(22,588)	$7,179	$4,223	$—	$46,979

Intersegment sales	$(79,551)	$(3,305)	$(341)		$83,197	$—

Goodwill	$3,041	$250		$15,169		$18,460

Capital expenditures	$105,129	$12,573	$2,320	$2,841		$122,863

Depreciation and amortization	$29,516	$14,813	$6,919	$3,196		$54,444

Total identifiable assets at February 28, 2005	$1,741,443	$1,673,294	$418,371	$414,140		$4,247,248

Note 11.	Commitments and Contingencies

Environmental

We have incurred capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery are now essentially complete. Total expenditures for these projects as of February 28, 2006, include $86.8 million that has been spent at our Laurel refinery and $308.7 million that has been spent by NCRA at the McPherson refinery.

Guarantees

We are a guarantor for lines of credit for related companies, of which $57.1 million was outstanding as of February 28, 2006. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million.

We apply FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarified the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for obligations the guarantor has undertaken in issuing the guarantee.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We make seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., makes loans for agricultural purposes to individual producers. Some of these loans are sold to CoBank, and we guarantee a portion of the loans sold. In addition, we guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of February 28, 2006 are as follows:

	Guarantee/	Exposure on
	Maximum	February 28,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure	2006	Nature of Guarantee	Date	Event	Provisions	as Collateral

The Company’s financial services cooperative loans sold to CoBank	*	$11,787	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Fin-Ag, Inc. agricultural loans sold to CoBank	*	17,708	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000	10,400	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/	Exposure on
	Maximum	February 28,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure	2006	Nature of Guarantee	Date	Event	Provisions	as Collateral

Third parties	*	958	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$20,561	16,242	Guaranteed loans which were made by the Company under financing programs and contributed by the Company to Cofina	Loans contributed mature at various times. Guarantee of a particular loan terminates on maturity date	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$57,095

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

We incur significant costs in complying with applicable laws and regulations. any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.  We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are essentially complete at our Laurel, Montana refinery and at the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery. Total expenditures for these projects as of February 28, 2006, include $86.8 million that has been spent at our Laurel refinery and $308.7 million that has been spent by NCRA at the McPherson refinery.

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

Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.  Consolidation has occurred among the producers of products we purchase, including crude oil and grain, and it is likely to continue in the future. Consolidation could increase the price of these products and allow suppliers to negotiate pricing and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products which may require us to enter into supply relationships with a smaller number of producers resulting in potentially higher prices for the products we purchase.

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

We operate some of our business through joint ventures in which our rights to control business decisions are limited.  Several parts of our business, including in particular, our agronomy operations and portions of our grain marketing and processing operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

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

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independent retailers. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of food products.

We operate three business segments, which are based on products and services: Energy, Ag Business and Processing. Together, our three business segments create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income or loss from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 30% interest in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.3 million and $4.6 million (primarily property, plant and equipment) were held for sale at February 28, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

Results of Operations

Comparison of the three months ended February 28, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $44.5 million during the three months ended February 28, 2006 compared to $20.1 million for the three months ended February 28, 2005, an increase of $24.4 million (121%).

Our Energy segment generated income from continuing operations before income taxes of $34.8 million for the three months ended February 28, 2006 compared with $19.1 million for the three months ended February 28, 2005. This increase in earnings of $15.7 million (83%) is primarily attributable to improved profitability of $16.0 million on refined fuels operations.

Our Ag Business segment generated income from continuing operations before income taxes of $0.8 million for the three months ended February 28, 2006 compared to a loss of $1.8 million for the three months ended February 28, 2005. This increase in earnings of $2.6 million is primarily related to decreased losses of $1.9 million in our agronomy operations and improved earnings of $1.6 million in our country operations. These improved earnings and losses were partially offset by decreased earnings of $0.9 million in our grain marketing operations.

Our Processing segment generated income from continuing operations before income taxes of $7.4 million for the three months ended February 28, 2006 compared to a loss of $0.4 million for the three months ended February 28, 2005, an increase in earnings of $7.8 million. Our oilseed processing earnings improved $5.5 million, of which $4.6 million was related to margins from increased soybean crushing and the remainder was primarily improved oilseed refining margins. Our share of earnings from Ventura Foods, a packaged foods joint venture, increased $2.8 million compared to the prior year and is primarily related to improved mark to market margins. Our shares of earnings from the wheat milling joint ventures also improved $0.3 million compared to the same three-month period from the prior year. Our share of the US BioEnergy investment showed a slight loss of $0.2 million for the period ended February 28, 2006, in addition to $0.5 million of allocated interest.

Corporate and Other generated income from continuing operations before income taxes of $1.5 million for the three months ended February 28, 2006 compared to $3.3 million for the three months ended February 28, 2005, a decrease in earnings of $1.8 million (54%). During the three months ended February 28, 2005 we sold an investment held in our Corporate and Other section for proceeds of $7.4 million and recorded a gain of $3.4 million. Partially offsetting the investment gain during fiscal 2005 was improved earnings of $1.7 million in our business solutions operations.

Net Income.  Consolidated net income for the three months ended February 28, 2006 was $40.1 million compared to $8.7 million for the three months ended February 28, 2005, which represents a $31.4 million increase in earnings.

Net Sales.  Consolidated net sales were $3.1 billion for the three months ended February 28, 2006 compared to $2.4 billion for the three months ended February 28, 2005, which represents a $726.3 million (30%) increase.

Our Energy segment net sales, after elimination of intersegment sales, of $1.5 billion increased $420.8 million (37%) during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. During the three months ended February 28, 2006 and 2005, our Energy segment recorded sales to our Ag Business segment of $48.1 million and $34.5 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $420.8 million is comprised of an increase of $321.0 million primarily related to price appreciation on refined fuels and propane products and $99.8 million due to increased sales, mainly volume increases of refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $305.1 million (42%), of which $245.4 million was related to a net average selling price increase and $59.7 million related to increased volumes. The sales price of refined fuels increased $0.44 per gallon (34%) and volumes increased 6% when comparing the three months ended February 28, 2006 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $86.8 million (36%), of which $54.0 million was related to a net average selling price increase and $32.8 million due to increased volumes compared to the same three-month period in the previous year. Propane prices increased $0.19 per gallon (22%) and sales volume increased 11% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the three months ended February 28, 2006 compared to the same period in 2005. The improved propane volume primarily relates to a colder winter home heating season as compared to the previous year.

Our Ag Business segment net sales, after elimination of intersegment sales, of $1.4 billion increased $289.8 million (26%) during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Grain net sales in our Ag Business segment totaled $1,261.5 million and $995.8 million during the three months ended February 28, 2006 and 2005, respectively. The grain net sales increase of $265.7 million (27%) is primarily attributable to increased volumes accounting for $193.0 million of this variance and $72.7 million related to a net increase in the average selling grain prices during the three months ended February 28, 2006 compared to the same period last fiscal year. In general, commodity prices showed slight increases with the average market price of spring wheat, soybeans and corn approximately $0.55, $0.33 and $0.15 per bushel higher, respectively, than the prices on those same grains during the prior three-month period. Volumes increased 18%, primarily wheat and soybeans during the three months ended February 28, 2006 compared with the same period of a year ago. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.29 per bushel (7%). Our Ag Business segment non-grain net sales of $161.0 million increased by $24.1 million (18%) during the three months ended February 28, 2006 compared to the same period in 2005, primarily the result of increased sales of energy, feed and seed products, partially offset by decreased sales of sunflower products, crop nutrients and crop protection products. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the three months ended February 28, 2005.

Our Processing segment net sales, after elimination of intersegment sales, of $148.0 million increased $15.8 million (12%) during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Sales in processing consist entirely of our oilseed products. The oilseed processing increase of $19.0 million (32%) includes $12.7 million due to a 19% increase in sales volumes and $6.3 million related to an increase in the average sales price during the three months ended February 28, 2006 compared to the same period last fiscal year. Refined oil sales decreased $3.4 million (5%), of which $3.2 million was due to a 5% decrease in sales volume and $0.2 million was due to a lower average sales price. The average selling price of processed oilseed increased $15 per ton and the average selling price of refined oilseed products was relatively flat compared to the same three-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.

Other Revenues.  Other revenues of $42.4 million increased $7.6 million (22%) during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. The majority of other revenues are generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers generally receives other revenues from activities related to production agriculture which include; grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within Corporate and Other increased $3.1 million (36%), which includes increased revenues from our commodity hedging and other services. Our Energy segment other revenues of $2.7 million increased $0.8 million (40%). Our Ag Business segment other revenues of $27.0 million, increased $3.7 million (16%), primarily related to insurance claim recoveries of facility income lost during the first fiscal quarter due to hurricane business interruption at our Myrtle Grove, Louisiana export terminal, as compared to the same period ended in 2005.

Cost of Goods Sold.  Cost of goods sold of $3.0 billion increased $705.0 million (30%) during the three months ended February 28, 2006 compared to the three months ended February 28, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.5 billion increased $399.8 million (37%) during the three months ended February 28, 2006 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.43 (34%) per gallon and volumes increased 6% compared to the three months ended February 28, 2005. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 28, 2005. The average per unit cost of crude oil purchased for the two refineries increased 32% compared to the three months ended February 28, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.19 (22%) per gallon and volumes increased 11% compared to the three months ended February 28, 2005. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year. The propane volume increase primarily relates to a colder winter home heating season as compared to the previous year.

Our Ag Business cost of goods sold, after elimination of intersegment costs, of $1.4 billion increased $294.6 million (26%) during the three months ended February 28, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,244.9 million and $977.1 million during the three months ended February 28, 2006 and 2005, respectively. The cost of grains and oilseeds procured through our Ag Business segment increased 27% compared to the three months ended February 28, 2005, primarily the result of increased volumes of 18% and an average cost per bushel increase of $0.31 (8%) compared to the three months ended February 28, 2005. In addition to the increased volumes during the three months ended February 28, 2006, commodity prices on soybeans, spring wheat and corn were higher compared to the prices that were prevalent during the three months ended February 28, 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased primarily due to increases in the average selling price of energy products due to overall market conditions, and volume increases in feed and seed products as compared to the three months ended February 28, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $141.4 million, increased $10.7 million (8%) compared to the three months ended February 28, 2005, which was primarily due to a 14% net volume increase in the soybeans processed at our two crushing plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $55.5 million for the three months ended February 28, 2006 increased by $0.5 million (1%) compared to the three months ended February 28, 2005 for our business segments and Corporate and Other and includes higher accruals for incentive programs and pension cost.

Gain on Sale of Investment.  During our second quarter of fiscal 2005, included in Corporate and Other, we sold stock in an investment and received cash of $7.4 million from the sale and recorded a gain of $3.4 million.

Interest.  Interest expense of $13.7 million for the three months ended February 28, 2006 increased $1.5 million (12%) compared to the three months ended February 28, 2005. The net variance includes decreased capitalized interest of $0.6 million, primarily related to the completion in fiscal year 2005 of the sulfur project at our refinery in Laurel, Montana. In addition, the average short-term interest rate increased 1.91%. These increases in interest expense were partially offset by a decrease in the average level of short-term borrowings of $44.6 million, during the three months ended February 28, 2006 compared to the same period in 2005.

Equity Income from Investments.  Equity income from investments of $5.2 million for the three months ended February 28, 2006 improved $5.3 million compared to the three months ended February 28, 2005. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity income from investments was attributable to increased earnings from investments within our Processing, Ag Business and Energy segments of $2.3 million, $1.9 million and $0.3 million, respectively, and $0.8 million within Corporate and Other, when compared to the prior year three-month period.

The equity investments in our Energy segment had increased earnings of $0.3 million, when compared to the prior year three-month period, related to improved margins in an NCRA equity investment.

Our Ag Business segment generated improved earnings of $1.9 million from equity investments when compared to the prior year three-month period. Our share of losses in our equity investment in Agriliance decreased $2.3 million and is primarily attributable to decreased losses in their retail south operations and crop nutrients of $3.0 million and $1.5 million respectively, partially offset by reduced margins on their wholesale crop protection products and retail north operations of $1.5 and $0.7 million, respectively. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings declined compared to the same period in 2005 as a result of reduced chemical rebates. Crop nutrient volumes, which consist primarily of fertilizers and micronutrients, were down 21% over the three-months ended February 28, 2005, however crop nutrient margins for Agriliance continue to improve. Our share of the agronomy Canadian joint venture had increased earnings of $0.2 million as compared to the three months ended February 28, 2005. Partially offsetting these improved earnings were other Ag Business segment joint ventures whose combined earnings decreased $0.6 million compared to the same three-month period in the previous year.

Our Processing segment generated improved earnings of $2.3 million from equity investments. For our share of Ventura Foods, our oilseed-based products and packaged foods joint venture, we recorded increased earnings of $2.7 million, partially offset by decreased earnings for our share of Horizon Milling, our wheat milling joint venture, where we recorded decreased earnings of $0.2 million and US BioEnergy, with recorded losses of $0.2 million compared to the same three months in the previous year.

Corporate and Other reflects improved earnings of $0.8 million, when compared to the prior year three-month period, primarily related to Cofina, a joint venture finance company in which we own a 49% interest, and which began operations in the fourth quarter of fiscal 2005.

Minority Interests.  Minority interests of $9.2 million for the three months ended February 28, 2006 increased by $4.5 million (95%) compared to the three months ended February 28, 2005, primarily related to improved refining margins. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended February 28, 2005. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $4.2 million for the three months ended February 28, 2006 compares with $0.4 million for the three months ended February 28, 2005. The resulting effective tax rates for the three months ended February 28, 2006 and 2005 were 9.5% and 2.0%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 28, 2006 and 2005. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, prior operating results have been reclassified to report those operations as discontinued. The slight loss recorded for the three months ended February 28, 2006 was $0.2 million ($0.1 million, net of taxes) and compares to a net loss of $18.0 million ($11.0 million, net of taxes), respectively. During our second fiscal quarter of 2005, we recorded impairments totaling $13.4 million to reduce the carrying value of our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas in addition to other repositioning costs.

Comparison of the six months ended February 28, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $219.0 million during the six months ended February 28, 2006 compared to $47.0 million for the six months ended February 28, 2005, an increase of $172.0 million.

Our Energy segment generated income from continuing operations before income taxes of $180.8 million for the six months ended February 28, 2006 compared with $58.2 million for the six months ended February 28, 2005. This increase in earnings of $122.6 million (211%) is primarily attributable to improved profitability of $125.4 million on refined fuels, partially offset by decreased earnings of $2.8 million in our other energy operations.

Our Ag Business segment generated income from continuing operations before income taxes of $17.5 million for the six months ended February 28, 2006 compared to a loss of $22.6 million for the six months ended February 28, 2005. This increase in earnings of $40.1 million is primarily related to improved earnings of $35.0 million included in our agronomy operations. During the first quarter of fiscal 2005, we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to our first fiscal quarter 2005 income after taxes was $32.1 million.

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of $140.4 million. Our book basis in the portion of our ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in our first fiscal quarter of 2005, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million recognized during the first quarter of fiscal 2005, resulted in a $9.6 million pretax gain recognized during fiscal 2005. The net effect to our fiscal 2005 income, after taxes, was $8.8 million.

Also included in our Ag Business segment are country operations and grain marketing operations, which recorded improved earnings of $8.1 million and $2.1 million, respectively, primarily from increases of grain volumes and margins, and country operations volumes and margins on grain and improved margins primarily on agronomy and energy products. These improvements in earnings were partially offset by increases in losses of $5.1 million from our other agronomy related joint ventures, mostly due to depressed earnings in Agriliance retail operations and reduced wholesale crop protection products margins, which were partially offset by improved earnings in Agriliance crop nutrient operations.

Our Processing segment generated income from continuing operations before income taxes of $17.2 million for the six months ended February 28, 2006 compared to $7.2 million for the six months ended February 28, 2005, an increase in earnings of $10.0 million (140%). Our oilseed processing earnings improved $9.5 million, primarily related to margins from increased soybean crushing volumes and improved crushing margins. Our share of earnings from Ventura Foods, our packaged foods joint venture, increased $1.2 million compared to the prior year and is primarily related to improved oil mark to market margins. Our shares of earnings from our wheat milling joint ventures were relatively flat compared to the prior six-month period. Our US BioEnergy Corporation investment showed a slight loss for the period ended February 28, 2006 in addition to allocated interest on that investment.

Corporate and Other generated income from continuing operations before income taxes of $3.5 million for the six months ended February 28, 2006 compared to $4.2 million for the six months ended February 28, 2005, a decrease in earnings of $0.7 million (17%) and reflects reduced earnings primarily in our business solutions insurance operations.

Net Income.  Consolidated net income for the six months ended February 28, 2006 was $194.4 million compared to $26.7 million for the six months ended February 28, 2005, which represents a $167.7 million increase in earnings.

Net Sales.  Consolidated net sales were $6.5 billion for the six months ended February 28, 2006 compared to $5.3 billion for the six months ended February 28, 2005, which represents a $1,219.4 million (23%) increase.

Our Energy segment net sales, after elimination of intersegment sales, of $3.4 billion increased $851.4 million (34%) during the six months ended February 28, 2006 compared to the six months ended February 28, 2005. During the six months ended February 28, 2006 and 2005, our Energy segment recorded sales to our Ag Business segment of $103.7 million and $79.6 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $851.4 million is comprised of an increase of $786.6 million primarily related to price appreciation on refined fuels and propane products and $64.8 million due to increased sales volume mainly of refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $686.8 million (40%), of which $669.6 million was related to a net average selling price increase, and $17.2 million related to increased volumes. The sales price of refined fuels increased $0.53 per gallon (39%) and volumes increased 1% when comparing the six months ended February 28, 2006 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $91.9 million (20%), of which $90.6 million was related to a net average selling price increase and $1.3 million due to increased volumes compared to the same six-month period in the previous year. Propane prices increased $0.18 per gallon (20%) and sales volume increased slightly in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the six months ended February 28, 2006 compared to the same period in 2005.

Our Ag Business segment net sales, after elimination of intersegment sales, of $2.9 billion increased $342.7 million (14%) during the six months ended February 28, 2006 compared to the six months ended February 28, 2005. Grain net sales in our Ag Business segment totaled $2,493.9 million and $2,198.2 million during the six months ended February 28, 2006 and 2005, respectively. The net sales increase of $295.7 million (14%) is primarily attributable to a 7% increase in volume accounting for $167.0 million of the favorable change, and $128.7 million related to a net increase in the average selling grain prices during the six months ended February 28, 2006 compared to the same period last fiscal year. In general, commodity prices showed slight increases with the average market price of spring wheat, soybeans and corn approximately $0.40, $0.34 and $0.06 per bushel higher, respectively, than the prices on those same grains during the prior six-months as compared to the six months ended February 28, 2005. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.24 per bushel (6%). Our Ag Business segment non-grain net sales of $386.9 million increased by $47.0 million (14%) during the six months ended February 28, 2006 compared to the same period in 2005, primarily the result of increased sales of energy, feed, seed and crop nutrient products, partially offset by decreased sunflower, crop protection products and other merchandise. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the six months ended February 28, 2005.

Our Processing segment net sales, after elimination of intersegment sales, of $300.0 million increased $25.4 million (9%) during the six months ended February 28, 2006 compared to the six months ended February 28, 2005. Sales in processing consist entirely of our oilseed products. The oilseed processing increase of $34.0 million (29%) includes $31.3 million due to a 26% increase in sales volumes and $2.7 million due to higher average sales price. Refined oil sales decreased $8.7 million (6%), of which $9.0 million was due to lower average sales price, partially offset by $0.3 million due to a slight increase in sales volume. The average selling price of processed oilseed increased $3.60 per ton and the average selling price of refined oilseed products decreased $0.02 per pound compared to the same six-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.

Other Revenues.  Other revenues of $87.5 million increased $8.2 million (10%) during the six months ended February 28, 2006 compared to the six months ended February 28, 2005. The majority of other revenues are generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include; grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Other revenues within Corporate and Other increased

$5.1 million (33%), which includes increased revenues from our commodity hedging and other services. Our Energy segment other revenues of $7.3 million increased $2.7 million (58%) and primarily relate to NCRA other revenue. Our Ag Business segment other revenues increased $0.4 million (1%).

Cost of Goods Sold.  Cost of goods sold of $6.2 billion increased $1,050.0 million (20%) during the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.1 billion increased $698.9 million (29%) during the six months ended February 28, 2006 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.50 (37%) per gallon and volumes increased 1% compared to the six months ended February 28, 2005. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2005. The average per unit cost of crude oil purchased for the two refineries increased 32% compared to the six months ended February 28, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.17 (20%) per gallon while volumes showed a slight increase compared to the six months ended February 28, 2005. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year.

Our Ag Business cost of goods sold, after elimination of intersegment costs, of $2.9 billion increased $335.2 million (13%) during the six months ended February 28, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2,449.6 million and $2,163.5 million during the six months ended February 28, 2006 and 2005, respectively. Grains and oilseeds procured through our Ag Business segment increased $286.1 million (13%) compared to the six months ended February 28, 2005, primarily the result of a 7% increase in volumes and a $0.23 (6%) average cost per bushel increase compared to the prior year. During the six months ended February 28, 2006, commodity prices on spring wheat, soybeans and corn were slightly higher compared to the prices that were prevalent during the six months ended February 28, 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased primarily due to increases in the average selling price of energy products due to overall market conditions, and volume increases due to earlier spring placement of agronomy and seed products, as compared to the six months ended February 28, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $286.6 million increased $15.9 million (6%) compared to the six months ended February 28, 2005, which was primarily due to a 21% net volume increase in the soybeans processed at our two crushing plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $103.8 million for the six months ended February 28, 2006 increased by $4.2 million (4%) compared to the six months ended February 28, 2005, and is reflective of normal inflation and higher accruals for incentive programs and pension cost.

Gain on Sale of Investment.  During our second quarter of fiscal 2005, included in Corporate and Other, we sold stock in an investment and received cash of $7.4 million from the sale and recorded a gain of $3.4 million.

Interest.  Interest expense of $25.4 million for the six months ended February 28, 2006 increased $2.4 million (11%) compared to the six months ended February 28, 2005. The net variance includes decreased capitalized interest of $1.2 million, primarily related to the completion in our fiscal year 2005, of the sulfur project at our refinery in Laurel, Montana. The average short-term interest rate increased 1.70%, partially offset by a decrease of $15.1 million in the average level of short-term borrowings during the six months ended February 28, 2006 compared to the same period in 2005.

Equity Income from Investments.  Equity income from investments of $14.4 million for the six months ended February 28, 2006 changed unfavorably by $2.2 million (13%) compared to the six months ended February 28, 2005. We record equity income or loss from the investments that we own 50% or less of for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity income from investments was primarily attributable to increased losses from investments within our Ag Business segment of $4.4 million when compared to the prior year six-month period and were partially offset by improved equity income and losses from investments net earnings within Corporate and Other and our Energy and Processing segments of $1.4 million, $0.4 million and $0.4 million, respectively.

Our Energy segment generated improved earnings from equity investments of $0.4 million, when compared to the prior year six-month period, related to improved margins in an NCRA equity investment.

Our Ag Business segment generated increased losses of $4.4 million from equity investments when compared to the prior year six-month period. Losses in our equity investment in Agriliance increased $3.0 million and are primarily attributable to increased losses in their retail operations and reduced margins on their wholesale crop protection products, partially offset by improved crop nutrient earnings. Hurricane Katrina unfavorably affected sales and margins in the Agriliance southern retail region. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings declined compared to the same period in 2005 as a result of higher costs of inputs, including reduced chemical rebates and changes in accruals of other promotional programs. The prices and margins of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which consist primarily of fertilizers and micronutrients, were down 16% over last year, however crop nutrient margins continue to improve, and there was a gain on the sale of a crop nutrient facility. We also recorded for our share of the agronomy Canadian joint venture decreased earnings of $1.3 million as compared to the six months ended February 28, 2005. Partially offsetting these decreases were other Ag Business segment joint ventures whose combined earnings decreased $0.1 million compared to the same six-month period in the previous year.

Our Processing segment generated improved earnings of $0.4 million from equity investments when compared to the prior year six-month period. Ventura Foods, our oilseed-based products and packaged foods joint venture, showed increased earnings of $1.1 million, primarily due to improved margins in oil mark to market. We also recorded reduced earnings of $0.5 million for Horizon Milling, our wheat milling joint venture and $0.2 million of losses from our investment in US BioEnergy.

Corporate and Other reflects improved earnings of $1.4 million, when compared to the prior year six-month period, primarily related to Cofina which began operations in the fourth quarter of fiscal 2005.

Loss on Impairment of Investment.  As previously discussed, during the first quarter of fiscal 2005 we evaluated the $153.0 million carrying value of our investment in CF. The carrying value of our CF investment was reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter 2005 income after taxes was $32.1 million.

Minority Interests.  Minority interests of $41.4 million for the six months ended February 28, 2006 increased by $28.5 million compared to the six months ended February 28, 2005 and relates to improved refining margins. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the six months ended February 28, 2005. Substantially all minority interests relate to NCRA.

Income Taxes.  Income tax expense, excluding discontinued operations, of $24.7 million for the six months ended February 28, 2006 compares with $6.9 million for the six months ended February 28, 2005. The resulting effective tax rates for the six months ended February 28, 2006 and 2005 were 11.3% and 14.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended February 28, 2006 and 2005. The income taxes and effective tax rate vary each period based upon profitability and nonpatronage business activity during each of the comparable periods.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, prior operating results have been reclassified to report those operations as discontinued. The gain recorded for the six months ended February 28, 2006 was $0.2 million ($0.1 million, net of taxes) and compares to a net loss of $21.8 million ($13.3 million, net of taxes), respectively. During our second fiscal quarter of 2005, we recorded impairments totaling $13.4 million to reduce the carrying value of our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas in addition to other repositioning costs. During our first fiscal quarter of 2006, we sold the facility in Newton, North Carolina and recorded a gain of $0.8 million from the sale of the asset.

Liquidity and Capital Resources

On February 28, 2006, we had working capital, defined as current assets less current liabilities, of $776.5 million, and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $758.7 million, and a current ratio of 1.4 to 1.0 on August 31, 2005. On February 28, 2005, we had working capital of $605.1 million, and a current ratio of 1.4 to 1.0 compared to working capital of $493.4 million, and a current ratio of 1.3 to 1.0 on August 31, 2004. The increase in working capital between August 31, 2004 and February 28, 2005 is primarily due to the addition of $125.0 million in long-term debt and earnings during this period. During fiscal 2005, the CHS Board of Directors approved the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325.0 million, with completion planned for fiscal year 2008. We anticipate that working capital will be drawn down to a level that is more consistent with historical levels through capital expenditures, primarily the coker unit project at our Laurel, Montana refinery.

We have committed lines of revolving credit which are used primarily to finance inventories and receivables consisting of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On February 28, 2006, we had $113.5 million outstanding on these lines of credit compared with $353.0 million on February 28, 2005. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the preceding cautionary statements, and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $27.2 million for the six months ended February 28, 2006, compared to cash flows used in operating activities of $144.8 million for the six months ended February 28, 2005. Volatility in cash flows from operations for these periods is primarily the result of greater net income during the current six-month period compared to the prior year.

Our operating activities provided net cash of $27.2 million during the six months ended February 28, 2006. Net income of $194.4 million and net non-cash expenses of $129.8 million were partially offset by an increase in net operating assets and liabilities of $297.0 million. The primary components of net non-cash expenses included depreciation and amortization of $58.9 million, deferred tax expense of $44.8 million and minority interests of $41.4 million, partially offset by income from equity investments of $14.4 million. The increase in net operating assets and liabilities was comprised of several components. One of the primary components included an increase in inventories largely due to an increase in feed and farm supplies inventories as well as increases in grain quantities and appreciated grain prices. On February 28, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $0.73 per bushel (21%) and

$0.27 per bushel (13%), respectively, and soybeans, another high volume commodity, saw only a slight decline in price of $0.07 per bushel (1%) when compared to August 31, 2005. Our grain inventory quantities increased 21.9 million bushels (24%) during the same period. Our feed and farm supplies inventories increased significantly as well during the period, as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. Another primary factor affecting operating assets and liabilities was a decrease in crude oil prices on February 28, 2006 compared to August 31, 2005, which had offsetting impacts of decreasing receivables, accounts payable and derivative liabilities in our Energy segment. In general, crude oil prices decreased $7.53 per barrel (11%) on February 28, 2006 compared to August 31, 2005.

Our operating activities used net cash of $144.8 million during the six months ended February 28, 2005. Net income of $26.7 million and net non-cash expenses of $93.7 million were exceeded by an increase in net operating assets and liabilities of $265.2 million. The primary components of net non-cash expenses included depreciation and amortization of $54.4 million, loss on impairment of assets of $48.4 million and minority interests of $12.9 million, partially offset by income from equity investments of $16.5 million. The increase in net operating assets and liabilities was caused primarily by increases in inventory quantities in our Ag Business segment, as well as an increase in crude oil prices in our Energy segment. Our grain inventory quantities increased 38.4 million bushels (68%) during the period between August 31, 2004 and February 28, 2005, as the market prices of grain declined or had only slight increases during that period. Our feed and farm supplies inventories increased significantly as well during the same period, as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. In general, crude oil prices increased $9.63 per barrel (23%) on February 28, 2005 when compared to August 31, 2004.

Cash flows used in operating activities were $133.0 million for the three months ended February 28, 2006 compared to $223.2 million for the three months ended February 28, 2005. Volatility in cash flows from operations for these periods is primarily the result of greater net income during the current three-month period compared to the prior year in addition to a smaller increase in net operating assets and liabilities in the current three-month period compared to the prior year.

Our operating activities used net cash of $133.0 million during the three months ended February 28, 2006. Net income of $40.1 million and net non-cash expenses of $41.1 million were exceeded by an increase in net operating assets and liabilities of $214.2 million. The primary components of net non-cash expenses included depreciation and amortization of $30.9 million, minority interests of $9.2 million and deferred tax expense of $7.3 million, partially offset by income from equity investments of $5.2 million. The increase in net operating assets and liabilities was caused primarily by a decrease in accounts payable as we paid producers for grain on deferred payment contracts.

Our operating activities used net cash of $223.2 million during the three months ended February 28, 2005. Net income of $8.7 million and net non-cash expenses of $41.2 million were partially offset by an increase in net operating assets and liabilities of $273.1 million. The primary components of net non-cash expenses included depreciation and amortization of $27.3 million, loss on impairment of assets of $13.4 million and minority interests of $4.7 million, partially offset by a gain on sale of investments of $3.4 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories as discussed earlier, and because of a decrease in accounts payable as we paid producers for grain on deferred payment contracts.

Cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during the second fiscal quarter and highest during the third fiscal quarter.

Cash Flows from Investing Activities

For the six months ended February 28, 2006 and 2005, the net cash flows used in our investing activities totaled $51.6 million and $60.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $113.9 million and $122.9 million for the six months ended February 28, 2006 and 2005, respectively. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 are essentially complete at our Laurel, Montana refinery and at NCRA’s McPherson, Kansas refinery. Total expenditures for these projects as of February 28, 2006 include $86.8 million that has been spent at our Laurel refinery and $308.7 million that has been spent by NCRA at the McPherson refinery. Expenditures for the projects during the six months ended February 28, 2006, were $50.2 million in total, compared to $88.7 million during the same period a year ago.

For the year ending August 31, 2006, we expect to spend approximately $243.3 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325.0 million, with completion planned for fiscal 2008. We anticipate funding the project with a combination of cash flows from operations and debt proceeds. Total expenditures for this project as of February 28, 2006, were $13.1 million, all of which were incurred during the three months then ended.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details specific capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. We anticipate that the aggregate capital expenditures for us and NCRA related to these settlements will total approximately $20.0 million to $25.0 million over the next six years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the six months ended February 28, 2006 and 2005 totaled $37.0 million and $2.2 million, respectively. During the six months ended February 28, 2006, we made a $35.0 million investment in US BioEnergy for an approximate 28% interest in the company. On March 31, 2006, we acquired an additional 17.5 million shares of Class A Common Stock of US BioEnergy at a purchase price of $2.00 per share for a total purchase price of $35.0 million. This investment increased our holdings of US BioEnergy to 52.5 million shares of Class A Common Stock with a total investment of $70.0 million. Our holdings represent approximately 30% of the outstanding shares of US BioEnergy, however, our percentage ownership could be reduced to approximately 23% if US BioEnergy consummates certain pending transactions. US BioEnergy is an ethanol production and marketing firm which currently has two ethanol plants under construction in Albert City, Iowa and Lake Odessa, Michigan. US BioEnergy has also announced plans to build ethanol plants near Hankinson, ND and Janesville, MN.

Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $6.5 million and $8.0 million for the six months ended February 28, 2006 and 2005, respectively. Also partially offsetting cash usages were distributions received from joint ventures and other investments totaling $44.1 million and $39.0 million for the six months ended February 28, 2006 and 2005, respectively, as well as an increase in cash flows of $48.2 million and $9.1 million related to changes in notes receivable for the same respective periods. The changes in notes receivable are primarily from related parties notes receivable at NCRA with its minority owners. In addition, during the six months ended February 28, 2005, we sold an investment held in Corporate and Other for proceeds of $7.4 million and recorded a gain of $3.4 million.

For the three months ended February 28, 2006, the net cash flows provided by our investing activities totaled $31.0 million and during the three months ended February 28, 2005, the net cash flows used in our investing activities was $27.5 million.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $49.4 million and $59.0 million for the three months ended February 28, 2006 and 2005, respectively.

Investments made during the three months ended February 2005 totaled $2.2 million.

Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $1.1 million and $2.1 million for the three months ended February 28, 2006 and 2005, respectively. Also partially offsetting cash usages were distributions received from joint ventures and other investments totaling $39.4 million and $15.5 million for the three months ended February 28, 2006 and 2005, respectively, as well as an increase in cash flows of $39.3 million and $8.5 million related to changes in notes receivable for the same respective periods. The changes in notes receivable are primarily from related parties notes receivable at NCRA with its minority owners. In addition, during the three months ended February 28, 2005, we sold an investment held in Corporate and Other for proceeds of $7.4 million and recorded a gain of $3.4 million.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndicate of domestic and international banks. In May 2005, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $750.0 million 364-day revolver and a $150.0 million three-year revolver. The current committed credit facilities consist of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The terms of the current credit facilities are the same as the terms of the credit facilities they replaced in all material respects, except interest rate spreads over the LIBOR rate are reduced under the current credit facilities. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2005, the line of credit dedicated to NCRA was renewed for one year with no material changes to the terms of the credit facility. On February 28, 2006, August 31, 2005 and February 28, 2005, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $114.7 million, $61.1 million and $354.1 million, respectively. On February 28, 2006, the interest rates for debt outstanding on these facilities ranged from 4.72% to 4.94%. In September 2004, the $125.0 million we received from private placement debt proceeds was used to pay down our 364-day credit facility. We are currently in the process of renewing our revolving credit lines for a five-year revolver totaling approximately $1.0 billion.

In November 2005, we requested amendments to our 364-day and five-year revolving loan credit agreement, dated May 19, 2005, and to our term loan credit agreement, dated June 1, 1998, to allow for the expansion of our investment limit from $110.0 million to $175.0 million. The requested amendments were approved by the respective bank groups.

We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $106.6 million, $114.8 million and $123.0 million on February 28, 2006, August 31, 2005 and February 28, 2005, respectively. Interest rates on February 28, 2006 ranged from 5.82% to 7.13%. Repayments of $4.1 million were made on this facility during each quarter of the six months ended February 28, 2006 and 2005.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate of 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the six months ended February 28, 2006 and 2005, repayments on these notes totaled $3.6 million and $11.4 million, respectively.

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

Through NCRA, we had revolving term loans outstanding of $7.5 million, $9.0 million and $10.5 million for the periods ended February 28, 2006, August 31, 2005 and February 28, 2005, respectively. Interest rates on February 28, 2006 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each quarter of the six months ended February 28, 2006 and 2005.

On February 28, 2006, we had total long-term debt outstanding of $758.5 million, of which $114.4 million was bank financing, $620.0 million was private placement debt and $24.1 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 has not materially changed during the six months ended February 28, 2006. On February 28, 2005, we had total long-term debt outstanding of $784.8 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.2 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $7.5 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of February 28, 2006.

During the six months ended February 28, 2006 and 2005, we borrowed on a long-term basis no dollars and $125.0 million, respectively, and during the same periods repaid long-term debt of $15.7 million and $24.2 million, respectively.

During the three months ended February 28, 2006 and 2005, we had no additional long-term borrowings, and during the same periods we repaid long-term debt of $8.9 million and $17.6 million, respectively.

NCRA distributions to minority owners for the six months ended February 28, 2006 and 2005 were $43.0 million and $5.0 million, respectively, and for the three months ended February 28, 2006 and 2005, were $31.3 million and $1.9 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2005 were distributed during the three months ended February 28, 2006. The cash portion of this distribution, deemed by the Board of

Directors to be 30%, was $62.5 million. During the three months ended February 28, 2005, we distributed cash patronage of $51.5 million from the patronage earnings of the fiscal year ended August 31, 2004.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator of which is the sum of the patronage certificates older than 10 years held by all eligible non-individual members. In accordance with authorization from the Board of Directors, total cash redemptions related to the year ended August 31, 2005, to be distributed in fiscal year 2006, are expected to be approximately $64.1 million, of which $45.4 million was redeemed during the three months ended February 28, 2006, compared to $19.1 million during the three months ended February 28, 2005 and $51.7 million was redeemed during the six months ended February 28, 2006, compared to $19.3 million during the six months ended February 28, 2005.

We also redeemed an additional $23.8 million of capital equity certificates during the three months ended February 28, 2006, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission. During the three months ended February 28, 2005, we redeemed $20.0 million of capital equity certificates by issuing shares of our Preferred Stock.

On February 28, 2006, we had 5,864,238 shares of Preferred Stock outstanding with a total redemption value of $146.6 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option beginning in 2008.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 have not materially changed during the six months ended February 28, 2006.

Guarantees:

We are a guarantor for lines of credit for related companies, of which $57.1 million was outstanding on February 28, 2006. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of February 28, 2006.

Debt:

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005. Other than the balance sheet changes in payables and long-term debt, the total obligations have not materially changed during the six months ended February  28, 2006.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2005. There have been no changes to these policies during the six months ended February 28, 2006.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

We are required to apply Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. This statement requires recognition of a liability for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. We are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB No. 143” (FIN 47). FIN 47 clarifies that SFAS No. 143 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have not yet determined the impact that the adoption of this interpretation will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in market risk exposures for the period ended February 28, 2006, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2005.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 28, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting December 1-2, 2005, and the following directors were re-elected to our Board of Directors for a three-year term: Bruce Anderson, David Bielenberg, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Glen Keppy and Richard Owen. The following directors’ terms of office continued after the meeting: Robert Bass, Dennis Carlson, Rober Elliott, Steve Fritel, James Kile, Randy Knecht, Michael Mulcahey, Duane Stenzel, Michael Toelle and Merlin Van Walleghen.

Our members adopted a resolution to amend our Bylaws during our Annual Meeting held December 1-2, 2005, to reflect a change in member representation. The amendment eliminates one director position from Region 6 (Alaska, Arizona, California, Idaho, Oregon, Washington, Utah) and adds one director position to Region 8 (Nebraska, Kansas, Oklahoma, Texas, Colorado, New Mexico). The shift in director representation was based upon recent business volume generated and equity held by our members in those respective regions, and will be effective for elections held as of our 2006 Annual meeting. The total number of directors positions remains at seventeen.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

April 13, 2006
(Date)