Form 10-Q
period 2006-05-31
CHS INC
filed 2006-07-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2006.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 31, 2006

NONE	NONE

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of May 31, 2006, August 31, 2005 and May 31, 2005	3
	Consolidated Statements of Operations for the three months and nine months ended May 31, 2006 and 2005	4
	Consolidated Statements of Cash Flows for the three months and nine months ended May 31, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 5.	Other Information	38
Item 6.	Exhibits and Reports on Form 8-K	38
SIGNATURE PAGE		39
2006 Amended and Restated Credit Agreement (Revolving Loan)
Ninth Amendment to Credit Agreement (Term Loan)
Amendment No. 3 to the Supplemental Savings Plan
Amendment No. 4 to the Supplemental Executive Retirement Plan
Second Amendment of Deferred Compensation Plan
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2006.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,	May 31,
	2006	2005	2005
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$136,927	$241,018	$234,469
Receivables	1,083,000	1,093,986	987,561
Inventories	1,024,093	914,182	890,533
Other current assets	413,067	367,306	257,399

Total current assets	2,657,087	2,616,492	2,369,962
Investments	599,856	520,970	560,162
Property, plant and equipment	1,433,414	1,359,535	1,322,872
Other assets	230,637	229,940	222,040

Total assets	$4,920,994	$4,726,937	$4,475,036

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$140,048	$61,147	$426,983
Current portion of long-term debt	40,419	35,340	34,561
Customer credit balances	74,302	91,902	55,550
Customer advance payments	104,175	126,815	109,012
Checks and drafts outstanding	53,954	67,398	49,377
Accounts payable	877,885	945,737	691,206
Accrued expenses	382,686	397,044	293,215
Dividends and equities payable	184,640	132,406	73,580

Total current liabilities	1,858,109	1,857,789	1,733,484
Long-term debt	703,421	737,734	743,469
Other liabilities	269,837	229,322	148,605
Minority interests in subsidiaries	162,361	144,195	154,724
Commitments and contingencies
Equities	1,927,266	1,757,897	1,694,754

Total liabilities and equities	$4,920,994	$4,726,937	$4,475,036

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(dollars in thousands)

Revenues:
Net sales	$3,692,498	$3,088,403	$10,224,261	$8,400,736
Other revenues	53,854	49,090	141,349	128,355

	3,746,352	3,137,493	10,365,610	8,529,091
Cost of goods sold	3,527,072	2,984,898	9,771,155	8,179,002
Marketing, general and administrative	62,555	46,241	166,325	145,856

Operating earnings	156,725	106,354	428,130	204,233
Gain on sale of investment				(3,448)
Interest	12,935	15,795	38,346	38,757
Equity income from investments	(43,930)	(57,610)	(58,292)	(74,139)
Loss on impairments of assets		2,478		37,478
Minority interests	28,717	17,958	70,084	30,873

Income from continuing operations before income taxes	159,003	127,733	377,992	174,712
Income taxes	22,440	17,872	47,156	24,792

Income from continuing operations	136,563	109,861	330,836	149,920
(Income) loss on discontinued operations, net of taxes	(30)	2,915	(139)	16,255

Net income	$136,593	$106,946	$330,975	$133,665

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(dollars in thousands)

Cash flows from operating activities:
Net income	$136,593	$106,946	$330,975	$133,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,379	26,745	92,271	81,189
Noncash income from equity investments	(43,930)	(57,610)	(58,292)	(74,139)
Noncash loss on impairments of assets		2,478		37,478
Minority interests	28,717	17,958	70,084	30,873
Noncash patronage dividends received	(359)	(755)	(1,139)	(1,192)
(Gain) loss on sale of property, plant and equipment	(1,826)	912	(1,983)	(1,324)
Loss on sale of business		6,163		6,163
Gain on sale of investment				(3,448)
Deferred tax (benefit) expense	(298)		44,549
Other, net	227	244	242	799
Changes in operating assets and liabilities:
Receivables	(197,297)	(213,074)	61,841	(128,460)
Inventories	1,216	45,255	(100,560)	(166,432)
Other current assets and other assets	(28,635)	49,894	(37,403)	16,777
Customer credit balances	26,254	(59,495)	(18,082)	(33,136)
Customer advance payments	(65,092)	29,693	(23,274)	44,970
Accounts payable and accrued expenses	302,857	84,337	(131,940)	(40,329)
Other liabilities	8,045	9,299	(263)	1,051

Net cash provided by (used in) operating activities	199,851	48,990	227,026	(95,495)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(47,106)	(64,541)	(161,027)	(187,404)
Proceeds from disposition of property, plant and equipment	2,469	1,476	8,993	9,429
Proceeds from sale of business		38,286		38,286
Investments	(35,975)	(2,696)	(72,990)	(4,926)
Equity investments redeemed	12,494	15,657	53,340	52,602
Investments redeemed	937	1,021	4,155	3,114
Proceeds from sale of investment				7,420
Changes in notes receivable	(53,881)	(34,780)	(5,723)	(25,664)
Other investing activities, net	(2,318)	(4,395)	(1,743)	(3,024)

Net cash used in investing activities	(123,380)	(49,972)	(174,995)	(110,167)

Cash flows from financing activities:
Changes in notes payable	11,036	72,867	64,623	310,868
Borrowings on long-term debt				125,000
Principal payments on long-term debt	(14,706)	(6,807)	(30,375)	(31,002)
Payments for bank fees on debt	(1,971)	(2,122)	(1,971)	(2,474)
Changes in checks and drafts outstanding	(1,087)	(18,541)	(13,643)	(15,207)
Distribution to minority owners	(8,618)		(51,599)	(4,966)
Payments of fees incurred on capital equity certificates redeemed	(2)	(9)	(88)	(87)
Preferred stock dividends paid	(2,932)	(2,476)	(7,884)	(6,702)
Retirements of equities	(994)	(986)	(52,670)	(20,271)
Cash patronage dividends paid	(13)	(8)	(62,515)	(51,519)

Net cash (used in) provided by financing activities	(19,287)	41,918	(156,122)	303,640

Net increase (decrease) in cash and cash equivalents	57,184	40,936	(104,091)	97,978
Cash and cash equivalents at beginning of period	79,743	193,533	241,018	136,491

Cash and cash equivalents at end of period	$136,927	$234,469	$136,927	$234,469

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of May 31, 2006 and 2005, and the statements of operations and cash flows for the three and nine months ended May 31, 2006 and 2005 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2005 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangible Assets

Goodwill was $3.9 million, $3.3 million and $3.3 million on May 31, 2006, August 31, 2005 and May 31, 2005, respectively, and is included in other assets in the consolidated balance sheets. During the three months ended May 31, 2006, we acquired a 50% ownership interest in an ethanol marketing company requiring consolidation in our financial statements that is included in our Energy business segment and that had $0.6 million of goodwill on its balance sheet. During fiscal year 2005, we disposed of $23.6 million of goodwill related to our Mexican foods businesses as a result of our sale of those businesses as further discussed in Note 6.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets was $36.3 million with total accumulated amortization of $17.9 million as of May 31, 2006. Intangible assets of $3.9 million and $0.3 million were acquired during the nine months ended May 31, 2006 and 2005, respectively. Total amortization expense for intangible assets during the three-month and nine-month periods ended May 31, 2006 and 2005, was $0.6 million and $4.2 million, respectively, and $0.8 million and $2.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.6 million annually for the first year, $2.2 million for each of the next two years, and $1.8 million for each of the following two years.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 requires that the uncertainly about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for the company in fiscal year 2006. We have legal asset retirement obligations for certain assets, including our refineries, pipelines, and terminals. At this time, we are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. We are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications, primarily discontinued operations discussed in Note 6. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2006	2005	2005

Trade	$1,054,063	$1,069,020	$965,012
Other	83,258	85,007	78,756

	1,137,321	1,154,027	1,043,768
Less allowances for doubtful accounts	54,321	60,041	56,207

	$1,083,000	$1,093,986	$987,561

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2006	2005	2005

Grain and oilseed	$402,313	$387,820	$347,349
Energy	421,939	377,076	347,755
Feed and farm supplies	171,598	121,721	162,658
Processed grain and oilseed	26,723	26,195	31,415
Other	1,520	1,370	1,356

	$1,024,093	$914,182	$890,533

Note 4.	Derivative Assets and Liabilities

Included in other current assets on May 31, 2006, August 31, 2005 and May 31, 2005 are derivative assets of $103.9 million, $102.7 million and $61.1 million, respectively. Included in accrued expenses on May 31, 2006, August 31, 2005 and May 31, 2005 are derivative liabilities of $109.3 million, $152.8 million and $59.1 million, respectively.

Note 5.	Investments

During the three months ended November 30, 2005, we made a $35.0 million investment in US BioEnergy Corporation (US BioEnergy) for 35 million shares of Class A Common Stock in that company. During the three months ended May 31, 2006, we acquired an additional 17.5 million shares at a purchase price of $2.00 per share, for a total purchase price of $35.0 million. This investment increased our holdings of US BioEnergy to 52.5 million shares of Class A Common Stock with a total investment of $70.0 million,

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

which is accounted for using the equity method of accounting. Our current holdings represent approximately 24% of the outstanding shares of US BioEnergy.

US BioEnergy is an ethanol production company which currently has three ethanol plants under construction in Albert City, Iowa, Lake Odessa, Michigan and Ord, Nebraska, and an expansion project in progress at an operating plant in Platt, Nebraska. US BioEnergy has also announced plans to build ethanol plants near Hankinson, North Dakota and Janesville, Minnesota.

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

We retain an ownership interest in CF Industries Holdings, Inc. (the post-initial public offering name of the company) of approximately 3.9% or 2,150,396 shares. We have agreed through a Lock-up Agreement not to sell any shares, without the written consent of the underwriters, for a period of one year. The market value of the shares on May 31, 2006 was $36.7 million, and accordingly, we have adjusted the carrying value to reflect market value, with the unrealized gain recorded in other comprehensive income.

Agriliance, LLC (Agriliance) is a wholesale and retail crop nutrients and crop protections products company and is owned and governed 50% by us through United Country Brands, LLC (100% owned subsidiary) and 50% by Land O’Lakes, Inc. We also own a 50% interest in Ventura Foods, LLC, (Ventura Foods) a joint venture which produces and distributes vegetable oil-based products.

As of May 31, 2006, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $44.1 million. Of this basis difference, $4.5 million is being amortized over the remaining life of the corresponding assets, which is approximately six years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of May 31, 2006, August 31, 2005 and May 31, 2005 and statements of operations for the three-month and nine-month periods as indicated below.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Ventura Foods, LLC

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Net sales	$366,271	$348,740	$1,097,036	$1,060,961
Gross profit	46,491	52,780	149,683	142,737
Net income	15,173	23,337	47,420	53,429

	May 31,	August 31,	May 31,
	2006	2005	2005

Current assets	$208,987	$198,576	$294,856
Non-current assets	441,199	455,715	259,322
Current liabilities	122,077	146,035	153,865
Non-current liabilities	308,346	307,027	192,243

Agriliance, LLC

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Net sales	$1,590,542	$1,591,535	$2,780,539	$2,697,548
Gross profit	147,600	161,771	257,802	261,051
Net income	59,613	83,266	27,011	56,627

	May 31,	August 31,	May 31,
	2006	2005	2005

Current assets	$1,818,164	$1,337,908	$1,559,267
Non-current assets	159,723	148,611	151,632
Current liabilities	1,580,681	1,064,423	1,311,225
Non-current liabilities	125,692	119,794	117,065

Note 6.	Discontinued Operations

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.1 million and $4.6 million (primarily property, plant and equipment) were held for sale at May 31, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized results from discontinued operations for the three and nine months ended May 31, 2006 and 2005 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Sales		$15,029		$47,767
Cost of goods sold		15,207		48,113
Marketing, general and administrative *	$(50)	10,609	$(373)	17,203
Interest		941	145	2,615
(Gain) loss on sales/impairment of assets		(6,957)		6,440
Income tax expense (benefit)	20	(1,856)	89	(10,349)

Income (loss) from discontinued operations	$30	$(2,915)	$139	$(16,255)

*	The nine months ended May 31, 2006 includes a gain of $0.8 million on the sale of a facility during our first fiscal quarter ended November 30, 2005.

Note 7.	Equities

Changes in equity for the nine-month periods are as follows:

	May 31,	May 31,
	2006	2005

Balances, September 1, 2005 and 2004	$1,757,897	$1,628,086
Net income	330,975	133,665
Other comprehensive income	10,844	878
Patronage distribution	(207,842)	(171,119)
Patronage accrued	203,000	166,850
Equities retired	(52,670)	(20,271)
Equity retirements accrued	51,676	19,285
Equities issued in exchange for elevator properties	6,342	1,375
Preferred stock dividends	(7,884)	(6,702)
Preferred stock dividends accrued	1,650	1,409
Accrued dividends and equities payable	(167,455)	(61,750)
Other, net	733	3,048

Balances, May 31, 2006 and 2005	$1,927,266	$1,694,754

During the nine months ended May 31, 2006 and 2005, we redeemed $23.8 million and $20.0 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 8.	Comprehensive Income

Total comprehensive income primarily consists of net income, additional minimum pension liability, unrealized gains and losses on available for sale investments and interest rate hedges. For the three months ended May 31, 2006 and 2005, total comprehensive income amounted to $137.8 million and $106.7 million, respectively. For the nine months ended May 31, 2006 and 2005, total comprehensive income amounted to $341.8 million and $134.5 million, respectively. Accumulated other comprehensive income on May 31, 2006

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and August 31, 2005 was $15.8 million and $5.0 million, and accumulated other comprehensive loss on May 31, 2005 was $6.3 million. The change in accumulated comprehensive income during the nine months ended May 31, 2006, consisted primarily of gains on available for sale investments, foreign currency translation, and interest rate hedges.

Note 9.	Employee Benefit Plans

Employee benefit information for the three and nine months ended May 31, 2006 and 2005 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost for the three months ended May 31:
Service cost	$3,792	$3,187	$560	$247	$242	$219
Interest cost	4,227	4,510	352	294	392	444
Return on plan assets	(7,086)	(6,912)
Prior service cost amortization	213	198	129	130	(75)	(74)
Actuarial loss amortization	1,811	1,440	68	31	25	11
Transition amount amortization					234	234

Net periodic benefit cost	$2,957	$2,423	$1,109	$702	$818	$834

Components of net periodic benefit cost for the nine months ended May 31:
Service cost	$11,170	$9,562	$1,646	$743	$768	$656
Interest cost	12,777	13,529	1,026	882	1,176	1,332
Return on plan assets	(21,272)	(20,736)
Prior service cost amortization	641	594	387	389	(229)	(221)
Actuarial loss amortization	5,635	4,319	158	93	13	32
Transition amount amortization					702	702

Net periodic benefit cost	$8,951	$7,268	$3,217	$2,107	$2,430	$2,501

Employer Contributions:

During the three months ended May 31, 2006, National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, contributed $7.0 million to its pension plan.

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income or loss from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 24% interest in US BioEnergy Corporation included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.1 million and $4.6 million (primarily property, plant and equipment) were held for sale at May 31, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and nine months ended May 31, 2006 and 2005 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended May 31, 2006
Net sales	$1,842,181	$1,759,566	$156,059		$(65,308)	$3,692,498
Other revenues	3,023	37,871	1,088	$11,872		53,854

	1,845,204	1,797,437	157,147	11,872	(65,308)	3,746,352
Cost of goods sold	1,695,536	1,742,972	153,872		(65,308)	3,527,072
Marketing, general and administrative	19,370	29,319	5,553	8,313		62,555

Operating earnings (losses)	130,298	25,146	(2,278)	3,559	—	156,725
Interest	3,288	7,311	2,916	(580)		12,935
Equity income from investments	(1,010)	(31,898)	(9,738)	(1,284)		(43,930)
Minority interests	28,691	26				28,717

Income from continuing operations before income taxes	$99,329	$49,707	$4,544	$5,423	$—	$159,003

Intersegment sales	$(63,581)	$(1,650)	$(77)		$65,308	$—

Capital expenditures	$33,995	$10,263	$2,089	$759		$47,106

Depreciation and amortization	$20,312	$7,718	$3,556	$1,793		$33,379

For the Three Months Ended May 31, 2005
Net sales	$1,449,989	$1,524,913	$154,471		$(40,970)	$3,088,403
Other revenues	2,859	31,342	1,135	$13,754		49,090

	1,452,848	1,556,255	155,606	13,754	(40,970)	3,137,493
Cost of goods sold	1,357,798	1,514,276	153,794		(40,970)	2,984,898
Marketing, general and administrative	16,384	18,949	4,457	6,451		46,241

Operating earnings (losses)	78,666	23,030	(2,645)	7,303	—	106,354
Interest	3,663	6,632	3,235	2,265		15,795
Equity (income) loss from investments	(762)	(43,713)	(13,150)	15		(57,610)
Loss on impairments of assets			2,478			2,478
Minority interests	17,417	(18)		559		17,958

Income from continuing operations before income taxes	$58,348	$60,129	$4,792	$4,464	$—	$127,733

Intersegment sales	$(37,609)	$(3,275)	$(86)		$40,970	$—

Capital expenditures	$43,037	$4,529	$841	$16,134		$64,541

Depreciation and amortization	$14,509	$7,225	$3,475	$1,536		$26,745

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Nine Months Ended May 31, 2006
Net sales	$5,296,808	$4,645,125	$456,200		$(173,872)	$10,224,261
Other revenues	10,311	95,465	2,932	$32,641		141,349

	5,307,119	4,740,590	459,132	32,641	(173,872)	10,365,610
Cost of goods sold	4,896,351	4,608,002	440,674		(173,872)	9,771,155
Marketing, general and administrative	53,003	75,416	16,199	21,707		166,325

Operating earnings	357,765	57,172	2,259	10,934	—	428,130
Interest	10,633	14,545	8,028	5,140		38,346
Equity income from investments	(2,946)	(24,648)	(27,558)	(3,140)		(58,292)
Minority interests	69,976	108				70,084

Income from continuing operations before income taxes	$280,102	$67,167	$21,789	$8,934	$—	$377,992

Intersegment sales	$(167,238)	$(6,383)	$(251)		$173,872	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$123,447	$30,140	$5,853	$1,587		$161,027

Depreciation and amortization	$54,223	$23,233	$10,496	$4,319		$92,271

Total identifiable assets at May 31, 2006	$2,136,804	$1,819,540	$503,551	$461,099		$4,920,994

For the Nine Months Ended May 31, 2005
Net sales	$4,029,133	$4,066,381	$429,389		$(124,167)	$8,400,736
Other revenues	7,484	88,536	2,950	$29,385		128,355

	4,036,617	4,154,917	432,339	29,385	(124,167)	8,529,091
Cost of goods sold	3,835,634	4,042,690	424,845		(124,167)	8,179,002
Marketing, general and administrative	46,787	65,054	14,130	19,885		145,856

Operating earnings (losses)	154,196	47,173	(6,636)	9,500	—	204,233
Gain on sale of investment				(3,448)		(3,448)
Interest	10,034	15,514	9,501	3,708		38,757
Equity income from investments	(2,230)	(40,840)	(30,586)	(483)		(74,139)
Loss on impairments of assets		35,000	2,478			37,478
Minority interests	29,879	(42)		1,036		30,873

Income from continuing operations before income taxes	$116,513	$37,541	$11,971	$8,687	$—	$174,712

Intersegment sales	$(117,160)	$(6,580)	$(427)		$124,167	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$148,166	$17,102	$3,161	$18,975		$187,404

Depreciation and amortization	$44,025	$22,038	$10,394	$4,732		$81,189

Total identifiable assets at May 31, 2005	$1,945,394	$1,709,885	$430,458	$389,299		$4,475,036

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Commitments and Contingencies

Environmental

We have incurred capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery are now essentially complete. Total expenditures for these projects as of May 31, 2006, include $88.1 million that has been spent at our Laurel refinery and $313.4 million that has been spent by NCRA at the McPherson refinery.

Guarantees

We are a guarantor for lines of credit for related companies, of which $38.9 million was outstanding as of May 31, 2006. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million for which there are no outstanding guarantees.

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

In the past, we made seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., made loans for agricultural purposes to individual producers. Some of the loans were sold to CoBank, and we guaranteed a portion of the loans sold of which some are still outstanding. Currently these loans are made by Cofina Financial, LLC (Cofina), in which we have a 49% ownership interest. We may, at our own discretion, choose to guarantee certain loans made by Cofina. In addition, we guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of May 31, 2006 are as follows:

	Guarantee/	Exposure on
	Maximum	May 31,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure	2006	Nature of Guarantee	Date	Event	Provisions	as Collateral

The Company’s financial services cooperative loans sold to CoBank	*	$5,653	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/	Exposure on
	Maximum	May 31,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure	2006	Nature of Guarantee	Date	Event	Provisions	as Collateral

Fin-Ag, Inc. agricultural loans sold to CoBank	*	22,425	15% of the obligations of borrowers under credit agreements for some of the loans sold, 50% of the obligations of borrowers for other loans sold, and 100% of the obligations of borrowers for the remaining loans sold	None stated, but may be terminated by either party upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Non-performance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000	5,625	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
Third parties	*	797	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$8,145	4,423	Guaranteed loans which were made by the Company under financing programs and contributed by the Company to Cofina	Loans contributed mature at various times. Guarantee of a particular loan terminates on maturity date	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$38,923

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company. In addition, the Company and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

We incur significant costs in complying with applicable laws and regulations. any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.  We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, are essentially complete at our Laurel, Montana refinery and at the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery. Total expenditures for these projects as of May 31, 2006, include $88.1 million that has been spent at our Laurel refinery and $313.4 million that has been spent by NCRA at the McPherson refinery.

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

While our sales and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income or loss from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance, LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and our 24% interest in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. Assets of $0.1 million and $4.6 million (primarily property, plant and equipment) were held for sale at May 31, 2006 and August 31, 2005, respectively. During our first fiscal quarter ended November 30, 2005, we sold a facility in Newton, North Carolina for cash proceeds of $4.8 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

During July 2006, our NCRA refinery will commence a planned major maintenance turnaround during which time the refinery production will be shut down. The turnaround is anticipated to last through mid-August, 2006.

Results of Operations

Comparison of the three months ended May 31, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $159.0 million during the three months ended May 31, 2006 compared to $127.7 million for the three months ended May 31, 2005, an increase of $31.3 million (24%).

Our Energy segment generated income from continuing operations before income taxes of $99.3 million for the three months ended May 31, 2006 compared with $58.3 million for the three months ended May 31, 2005. This increase in earnings of $41.0 million (70%) is primarily attributable to improved profitability of $41.2 million on our refined fuels operations.

Our Ag Business segment generated income from continuing operations before income taxes of $49.7 million for the three months ended May 31, 2006 compared to $60.1 million for the three months ended May 31, 2005. This decrease in earnings of $10.4 million (17%) is primarily related to reduced earnings of $12.4 million in our agronomy operations, partially offset by improved earnings of $1.4 million and $0.6 million in our grain marketing operations and country operations, respectively. The reduced earnings in our agronomy operations is primarily attributable to reduced wholesale margins in crop nutrients and crop protection products along with reduced earnings in retail agronomy.

Our Processing segment generated income from continuing operations before income taxes of $4.5 million for the three months ended May 31, 2006 compared to $4.8 million for the three months ended May 31, 2005, a slight decrease in earnings of $0.3 million (5%). Our share of earnings from Ventura Foods, a packaged foods joint venture, decreased $4.0 million compared to the prior year and is primarily related to higher marketing and interest costs. Our shares of earnings from our wheat milling joint ventures improved $3.7 million compared to the same three-month period from the prior year. During the three months ended May 31, 2005, we wrote off the remaining book value of approximately $2.5 million of miscellaneous milling equipment which we had salvaged from our Huron, Ohio mill upon its closing in 2002. After the closure, we attempted to salvage some value by selling pieces of equipment to other millers, and during the third quarter of 2005 we determined that the storage costs exceeded the value of the remaining equipment. Our oilseed processing had reduced losses of $0.2 million and our share of the US BioEnergy investment showed earnings of $0.4 million for the three-month period ended May 31, 2006, exceeded by $0.6 million of allocated interest.

Corporate and Other generated income from continuing operations before income taxes of $5.4 million for the three months ended May 31, 2006 compared to $4.5 million for the three months ended May 31, 2005, an increase in earnings of $0.9 million (21%), entirely from our business solutions operations.

Net Income.  Consolidated net income for the three months ended May 31, 2006 was $136.6 million compared to $106.9 million for the three months ended May 31, 2005, which represents a $29.7 million (28%) increase in earnings.

Net Sales.  Consolidated net sales were $3.7 billion for the three months ended May 31, 2006 compared to $3.1 billion for the three months ended May 31, 2005, which represents a $604.1 million (20%) increase.

Our Energy segment net sales, after elimination of intersegment sales, of $1.8 billion increased $366.2 million (26%) during the three months ended May 31, 2006 compared to the three months ended May 31, 2005. During the three months ended May 31, 2006 and 2005, our Energy segment recorded sales to our Ag Business segment of $63.6 million and $37.6 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $366.2 million is comprised of an increase of $350.6 million primarily related to price appreciation on refined fuels and propane products and $15.6 million due to increased sales volume. The increased sales volume consists primarily of $39.4 million from ethanol marketing, and is partially offset by volume decreases of other refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $295.1 million (27%), of which $350.2 million was related to a net average selling price increase, partially offset by $55.1 million due to decreased volumes. The sales price of refined fuels increased $0.50 per gallon (32%) and volumes decreased 4% when comparing the three months ended May 31, 2006 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales decreased by $0.5 million (less than 1%), of which $14.9 million was due to decreased volumes, partially offset by $14.4 million related to a net average selling price increase. Propane prices increased $0.12 per gallon (14%) and sales volume decreased 13% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the three months ended May 31, 2006 compared to the same period in 2005. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment net sales, after elimination of intersegment sales, of $1.8 billion increased $236.3 million (16%) during the three months ended May 31, 2006 compared to the three months ended May 31, 2005. Grain net sales in our Ag Business segment totaled $1,330.5 million and $1,164.5 million during the three months ended May 31, 2006 and 2005, respectively. The grain net sales increase of $166.0 million (14%) is primarily attributable to increased volumes accounting for $229.2 million of this variance, partially offset by $63.2 million related to a net decrease in the average selling grain prices during the three months ended May 31, 2006 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.23 per bushel (5%). The average market price of soybeans decreased $0.63 per bushel; however, our other high volume commodities showed price increases with the average market price of spring wheat and corn approximately $0.85 and $0.29 per bushel higher, respectively, than the prices on those same grains during the same period of a year ago. Volumes increased 21%, primarily corn, soybeans and durum during the three months ended May 31, 2006 compared with the same period of a year ago. Our Ag Business segment non-grain net sales of $427.4 million increased by $70.3 million (20%) during the three months ended May 31, 2006 compared to the same period in 2005, primarily the result of increased sales of energy, crop nutrients, crop protection products, seed and feed products, and sunflower products. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the three months ended May 31, 2005.

Our Processing segment net sales, after elimination of intersegment sales, of $156.0 million increased $1.6 million (1%) during the three months ended May 31, 2006 compared to the three months ended May 31, 2005. Sales in processing consist entirely of our oilseed products. The oilseed processing increase of $6.1 million (8%) includes $9.8 million due to a 14% increase in sales volumes, partially offset by $3.7 million related to a decrease in the average sales price during the three months ended May 31, 2006 compared to the same period last fiscal year. Refined oil sales decreased $4.7 million (6%), of which $4.3 million was due to a 6% decrease in sales volume and $0.4 million was due to a lower average sales price. The average selling price of processed oilseed decreased $8 per ton and the average selling price of refined oilseed products was relatively flat compared to the same three-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.

Other Revenues.  Other revenues of $53.9 million increased $4.8 million (10%) during the three months ended May 31, 2006 compared to the three months ended May 31, 2005. The majority of other revenues are generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers generally receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Our Energy segment other revenues of $3.0 million increased $0.2 million (6%). Our Ag Business segment other revenues of $37.9 million increased $6.5 million (21%), primarily related to insurance claim recoveries of facility income lost during the first fiscal quarter due to hurricane business interruption at our Myrtle Grove, Louisiana export terminal and increased grain marketing service and rail revenues, as compared to the same period ended in 2005. Our Processing segment other revenues of $1.1 million decreased slightly by $47 thousand. Other revenues within Corporate and Other of $11.9 million, decreased by $1.9 million (14%), which includes decreased revenues from our financial services.

Cost of Goods Sold.  Cost of goods sold of $3.5 billion increased $542.2 million (18%) during the three months ended May 31, 2006 compared to the three months ended May 31, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.6 billion increased $311.8 million (24%) during the three months ended May 31, 2006 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.49 (31%) per gallon, partially offset by a decrease in volumes of 4% compared to the three months ended May 31, 2005. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2005. The average cost of crude oil purchased for the two refineries increased 35% compared to the three months ended May 31, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.11 (13%) per gallon, partially offset by a decrease in volumes of 13% compared to the three months ended May 31, 2005. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year.

Our Ag Business cost of goods sold, after elimination of intersegment costs, of $1.7 billion increased $230.3 million (15%) during the three months ended May 31, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,308.8 million and $1,150.7 million during the three months ended May 31, 2006 and 2005, respectively. The cost of grains and oilseeds procured through our Ag Business segment increased 14% compared to the three months ended May 31, 2005, primarily the result of increased volumes of 21%, partially offset by an average cost per bushel decrease of $0.24 (6%) compared to the three months ended May 31, 2005. Partially offsetting the increased volumes during the three months ended May 31, 2006, commodity prices on soybeans were lower compared to the prices that were prevalent during the three months ended May 31, 2005, partially offset by price increases of spring wheat and corn. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased primarily due to increases in the average selling price of energy products due to overall market conditions, and volume and price increases in crop nutrients, crop protection, seed and feed products, and sunflowers as compared to the three months ended May 31, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $153.8 million, increased $87 thousand (less than 1%) compared to the three months ended May 31, 2005, which was primarily increased processing expenses and a 13% net volume increase in the soybeans processed at our two crushing plants, partially offset by decreased average cost of soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $62.6 million for the three months ended May 31, 2006 increased by $16.3 million (35%) compared to the three months ended May 31, 2005 for our business segments and Corporate and Other and includes bad debt expense during the three months ended May 31, 2006 of $4.0 million in our grain marketing operations related to increased international exposure on receivables. The increase also reflects normal business expense and medical cost inflation, and higher accruals for incentive programs and pension cost.

Interest.  Interest expense of $12.9 million for the three months ended May 31, 2006 decreased $2.9 million (18%) compared to the three months ended May 31, 2005. The average drawn balance on our short-term borrowing facility declined $293.9 million during the current three months when compared with the same period of a year ago. This decline in seasonal borrowing is primarily attributable to strong cash flows generated by operating activities.

Equity Income from Investments.  Equity income from investments of $43.9 million for the three months ended May 31, 2006 decreased $13.7 million (24%) compared to the three months ended May 31, 2005. For investments that we have significant influence over but do not control, we record equity income or loss for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity income from investments was attributable to decreased earnings from investments within our Ag Business and Processing segments of $11.8 million and $3.4 million, respectively, and was partially offset by improved earnings from investments in our Energy segment of $0.2 million and $1.3 million within Corporate and Other, when compared to the prior year three-month period.

The equity investments in our Energy segment had increased earnings of $0.2 million, when compared to the prior year three-month period, related to improved margins in an NCRA equity investment.

Our Ag Business segment generated decreased earnings of $11.8 million from equity investments when compared to the prior year three-month period. Our share of earnings in our equity investment in Agriliance decreased $11.8 million and is primarily attributable to decreased earnings in our share of their crop nutrients, crop protection products, retail operations and other agronomy of $5.8 million, $3.1 million, $2.5 million and $0.4 million respectively. Crop nutrients volumes, which consist primarily of fertilizers and micronutrients, were down 17% and crop nutrient margins for Agriliance were down significantly over the three months ended May 31, 2005. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings declined compared to the same period in 2005 primarily as a result of reduced chemical rebates. Agriliance retail operations decreased primarily due to higher operating and interest expenses. Our share of the agronomy Canadian joint venture had decreased earnings of $0.2 million as compared to the three months ended May 31, 2005. Partially offsetting these decreases were other Ag Business segment joint ventures whose combined earnings increased $0.2 million compared to the same three-month period in the previous year.

Our Processing segment generated decreased earnings of $3.4 million from equity investments. For our share of Ventura Foods, our oilseed-based products and packaged foods joint venture, we recorded decreased earnings of $4.1 million, primarily from reduced gross profit margins and increased marketing and interest expenses related to an acquisition. Partially offsetting the Ventura earnings decrease were increased earnings for our share of Horizon Milling, along with our other wheat milling joint venture, where we recorded increased earnings of $0.3 million, and US BioEnergy, with recorded earnings of $0.4 million compared to the same three months in the previous year.

Corporate and Other reflects improved earnings of $1.3 million, when compared to the prior year three-month period, primarily related to Cofina, a joint venture finance company in which we own a 49% interest, and which began operations in the fourth quarter of fiscal 2005.

Loss on Impairments of Assets.  During the third fiscal quarter ended May 31, 2005, we recorded an impairment of $2.5 million, primarily on wheat milling equipment at a closed facility.

Minority Interests.  Minority interests of $28.7 million for the three months ended May 31, 2006 increased by $10.8 million (60%) compared to the three months ended May 31, 2005, primarily related to improved refining margins. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the three months ended May 31, 2005. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $22.4 million for the three months ended May 31, 2006 compares with $17.9 million for the three months ended May 31, 2005. The resulting effective tax rates for the three months ended May 31, 2006 and 2005 were 14.1% and 14.0%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2006 and 2005. The income taxes and effective tax rate vary each period based primarily upon profitability and nonpatronage business activity during each of the comparable periods.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, prior operating results have been reclassified to report those operations as discontinued. We recorded a slight gain for the three months ended May 31, 2006 of $50 thousand ($30 thousand, net of taxes) which compares to a loss of $4.8 million ($2.9 million, net of taxes) for the prior year three-month period.

Comparison of the nine months ended May 31, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $378.0 million during the nine months ended May 31, 2006 compared to $174.7 million for the nine months ended May 31, 2005, an increase of $203.3 million.

Our Energy segment generated income from continuing operations before income taxes of $280.1 million for the nine months ended May 31, 2006 compared with $116.5 million for the nine months ended May 31, 2005. This increase in earnings of $163.6 million (140%) is primarily attributable to improved profitability of $166.6 million on refined fuels, partially offset by decreased earnings of $3.0 million in our other energy operations.

Our Ag Business segment generated income from continuing operations before income taxes of $67.2 million for the nine months ended May 31, 2006 compared to $37.5 million for the nine months ended May 31, 2005. This increase in earnings of $29.7 million is primarily related to improved earnings of $35.0 million included in our agronomy operations. During the first quarter of fiscal 2005, we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to our first fiscal quarter 2005 income after taxes was $32.1 million.

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

Also included in our Ag Business segment are country operations and grain marketing operations, which recorded improved earnings of $8.7 million and $3.5 million, respectively, primarily from increases of grain volumes and margins, and country operations volumes and margins from grain and improved margins primarily on energy, feed and agronomy products. These improvements in earnings were partially offset by reduced earnings of $17.5 million from our other agronomy related joint ventures, mostly due to depressed earnings in Agriliance retail operations and reduced wholesale crop protection products margins, along with increased losses in Agriliance crop nutrient operations.

Our Processing segment generated income from continuing operations before income taxes of $21.8 million for the nine months ended May 31, 2006 compared to $12.0 million for the nine months ended May 31, 2005, an increase in earnings of $9.8 million (82%). Our oilseed processing earnings improved $9.7 million, primarily related to margins from increased soybean crushing volumes and improved crushing margins. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $2.8 million compared to the prior year and is primarily related to reduction of oil margins. Our shares of earnings from our wheat milling joint ventures were relatively flat compared to the prior nine-month period; however, during the nine months ended May 31, 2005, we wrote off the remaining book value of approximately $2.5 million of miscellaneous milling equipment which we had salvaged from our Huron, Ohio mill upon its closing in 2002. Our US BioEnergy Corporation investment showed a slight gain for the nine months ended May 31, 2006, exceeded by allocated interest on that investment.

Corporate and Other generated income from continuing operations before income taxes of $8.9 million for the nine months ended May 31, 2006 compared to $8.7 million for the nine months ended May 31, 2005, an increase in earnings of $0.2 million (3%) which reflects improved earnings primarily in our business solutions operations of $3.7 million, partially offset by a $3.4 million gain on the sale of an investment recorded during the nine month ended May 31, 2005.

Net Income.  Consolidated net income for the nine months ended May 31, 2006 was $331.0 million compared to $133.7 million for the nine months ended May 31, 2005, which represents a $197.3 million increase in earnings.

Net Sales.  Consolidated net sales were $10.2 billion for the nine months ended May 31, 2006 compared to $8.4 billion for the nine months ended May 31, 2005, which represents a $1,823.5 million (22%) increase.

Our Energy segment net sales, after elimination of intersegment sales, of $5.1 billion increased $1,217.6 million (31%) during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. During the nine months ended May 31, 2006 and 2005, our Energy segment recorded sales to our Ag Business segment of $167.2 million and $117.2 million, respectively. Intersegment sales are eliminated in deriving consolidated sales but are included for segment reporting purposes. The net sales increase of $1,217.6 million is comprised of an increase of $1,137.2 million primarily related to price appreciation on refined fuels and propane products and increased sales of $39.4 million from ethanol marketing, partially offset by volume decreases of other refined fuels and propane products. On a more product-specific basis, we own and operate two crude oil refineries where we produce approximately 60% of the refined fuels that we sell and we purchase the balance from other United States refiners and distributors. Refined fuels net sales increased $981.9 million (35%), of which $1,016.0 million was related to a net average selling price increase, partially offset by $34.1 million related to decreased volumes. The sales price of refined fuels increased $0.52 per gallon (36%) and volumes decreased 1% when comparing the nine months ended May 31, 2006 with the same period a year ago. Higher crude oil costs and global supply and demand contributed to the increase in refined fuels selling prices. Propane net sales increased by $91.4 million (16%), of which $105.7 million was related to average selling price increases, partially offset by $14.3 million due to decreased volumes compared to the same nine-month period in the previous year. Propane prices increased $0.17 per gallon (19%) and sales volume decreased 2% in comparison to the same period of the prior year. Higher propane prices are reflective of the crude oil price increases during the nine months ended May 31, 2006 compared to the same period in 2005. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment net sales, after elimination of intersegment sales, of $4.6 billion increased $578.9 million (14%) during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. Grain net sales in our Ag Business segment totaled $3,824.4 million and $3,362.7 million during the nine months ended May 31, 2006 and 2005, respectively. The net sales increase of $461.7 million (14%) is primarily attributable to a 12% increase in volume accounting for $403.3 million of the favorable change, and $58.4 million related to a net increase in the average selling grain prices during the nine months ended May 31, 2006 compared to the same period last fiscal year. In general, commodity prices showed increases with the average market price of spring wheat, corn, and soybeans approximately $0.55, $0.13 and $0.02 per bushel higher, respectively, than the prices on those same grains during the prior nine-months as compared to the nine months ended May 31, 2005. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.07 per bushel (2%). Our Ag Business segment non-grain net sales of $814.3 million increased by $117.2 million (17%) during the nine months ended May 31, 2006 compared to the same period in 2005, primarily the result of increased sales of energy, crop nutrients, feed and seed products, crop protection and sunflower products. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the nine months ended May 31, 2005.

Our Processing segment net sales, after elimination of intersegment sales, of $455.9 million increased $27.0 million (6%) during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. Sales in processing consist entirely of our oilseed products. Our oilseed processing increased

$40.1 million (21%), and includes $41.1 million due to a 22% increase in sales volumes, partially offset by $1.0 million due to lower average sales price. Refined oil sales decreased $13.4 million (6%), of which $9.1 million was due to lower average sales price, and $4.3 million was due to a 2% decrease in sales volume. The average selling price of processed oilseed decreased $0.83 per ton and the average selling price of refined oilseed products decreased $0.01 per pound compared to the same nine-month period of the previous year. The change in price is primarily related to overall global market conditions for soybean meal and oil.

Other Revenues.  Other revenues of $141.3 million increased $13.0 million (10%) during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. The majority of other revenues are generated within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers receives other revenues from activities related to production agriculture which include grain storage, grain cleaning, fertilizer spreading, crop protection product spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Our Energy segment other revenues of $10.3 million increased $2.8 million (38%), primarily at NCRA. Our Ag Business segment other revenues of $95.5 million, increased $6.9 million (8%), primarily related to insurance claim recoveries of facility income lost during the first fiscal quarter due to hurricane business interruption at our Myrtle Grove, Louisiana export terminal as compared to the same period ended in 2005. Our Processing segment other revenues of $2.9 million decreased slightly by $18 thousand. Other revenues within Corporate and Other of $32.6 million, increased by $3.3 million (11%), which includes increased revenues from our commodity hedging and insurance services.

Cost of Goods Sold.  Cost of goods sold of $9.8 billion increased $1,592.2 million (19%) during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $4.7 billion increased $1,010.6 million (27%) during the nine months ended May 31, 2006 compared to the same period of the prior year, primarily due to increased average cost of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.49 (35%) per gallon, partially offset by a decrease in volumes of 1% compared to the nine months ended May 31, 2005. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2005. The average cost of crude oil purchased for the two refineries increased 28% compared to the nine months ended May 31, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost of propane increased $0.16 (19%) per gallon while volumes decreased 2% compared to the nine months ended May 31, 2005. The average price of propane increased due to higher input costs and relates to global demand compared to the same period in the previous year.

Our Ag Business cost of goods sold, after elimination of intersegment costs, of $4.6 billion increased $565.5 million (14%) during the nine months ended May 31, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3,758.4 million and $3,314.2 million during the nine months ended May 31, 2006 and 2005, respectively. Grains and oilseeds procured through our Ag Business segment increased $444.2 million (13%) compared to the nine months ended May 31, 2005, primarily the result of a 12% increase in volumes and a $0.06 (1%) average cost per bushel increase compared to the prior year. During the nine months ended May 31, 2006, commodity prices on spring wheat, soybeans and corn were slightly higher compared to the prices that were prevalent during the nine months ended May 31, 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased primarily due to increases in the average selling price of energy products due to overall market conditions, and volume and price increases of agronomy, seed, feed and sunflower products, as compared to the nine months ended May 31, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $440.4 million increased $16.0 million (4%) compared to the nine months ended May 31, 2005, which was primarily due to an 18% net volume increase in the soybeans processed at our two crushing plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $166.3 million for the nine months ended May 31, 2006 increased by $20.5 million (14%) compared to the nine months ended May 31, 2005 for our business segments and Corporate and Other and includes bad debt expense during the nine months ended May 31, 2006 of $4.3 million in our grain marketing operations related to increased international exposure on receivables. The increase also reflects normal business expense and medical cost inflation, and higher accruals for incentive programs and pension cost.

Gain on Sale of Investment.  During our second quarter of fiscal 2005, included in Corporate and Other, we sold stock in an investment and received cash of $7.4 million from the sale and recorded a gain of $3.4 million.

Interest.  Interest expense of $38.3 million for the nine months ended May 31, 2006 decreased $0.4 million (1%) compared to the nine months ended May 31, 2005. The average drawn balance on our short-term borrowing facility declined $109.1 million during the current nine months when compared with the same period of a year ago. This decline in seasonal borrowing is primarily attributable to strong cash flows generated by operating activities.

Equity Income from Investments.  Equity income from investments of $58.3 million for the nine months ended May 31, 2006 changed unfavorably by $15.8 million (21%) compared to the nine months ended May 31, 2005. For investments that we have significant influence over but do not control, we record equity income or loss for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our consolidated statements of operations. The change in equity income from investments was primarily attributable to decreased earnings from investments within our Ag Business and Processing segments of $16.2 million and $3.0 million, respectively when compared to the prior year nine-month period and were partially offset by improved equity income and losses from investments net earnings within Corporate and Other and our Energy segments of $2.7 million and $0.7 million, respectively.

Our Energy segment generated improved earnings from equity investments of $0.7 million, when compared to the prior year nine-month period, related to improved other revenues in NCRA.

Our Ag Business segment generated decreased earnings of $16.2 million from equity investments when compared to the prior year nine-month period. Earnings in our equity investment in Agriliance decreased $14.8 million and are primarily attributable to increased losses in their retail operations and reduced margins on their wholesale crop protection products, along with increased losses on their crop nutrients. Hurricane Katrina unfavorably affected sales and margins in the Agriliance southern retail region. Crop protection products primarily consist of the wholesale distribution and, to a lesser degree, the blending and packaging of herbicide and pesticide products. Crop protection earnings declined compared to the same period in 2005 as a result of higher costs of inputs, including reduced chemical rebates and changes in accruals of other promotional programs. The prices and margins of these products continue to decline as many come off patent and are replaced by cheaper generic brands. Crop nutrient volumes, which consist primarily of fertilizers and micronutrients, were down 17% over last year, in addition to a decrease in crop nutrient margins, partially offset by a gain on the sale of a crop nutrient facility. We also recorded for our share of the agronomy Canadian joint venture decreased earnings of $1.5 million as compared to the nine months ended May 31, 2005. Partially offsetting these decreases were other Ag Business segment joint ventures whose combined earnings increased $0.1 million compared to the same nine-month period in the previous year.

Our Processing segment generated decreased earnings of $3.0 million from equity investments when compared to the prior year nine-month period. Ventura Foods, our oilseed-based products and packaged foods joint venture, showed decreased earnings of $3.0 million, primarily due to reduced margins in oil mark to market and increased expenses related to an acquisition. We also recorded reduced net earnings of $0.2 million for Horizon Milling, along with our other wheat milling joint venture and $0.2 million of earnings from our investment in US BioEnergy.

Corporate and Other reflects improved earnings of $2.7 million, when compared to the prior year nine-month period, primarily related to Cofina which began operations in the fourth quarter of fiscal 2005.

Loss on Impairments of Assets.  As previously discussed, during the first quarter of fiscal 2005 we evaluated the $153.0 million carrying value of our investment in CF. The carrying value of our CF investment was reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter 2005 income after taxes was $32.1 million. We also recorded during the third fiscal quarter ended May 31, 2005, an additional impairment of $2.5 million primarily on wheat milling equipment at a closed facility.

Minority Interests.  Minority interests of $70.1 million for the nine months ended May 31, 2006 increased by $39.2 million compared to the nine months ended May 31, 2005 and relates to improved refining margins. This increase was primarily a result of more profitable operations within our majority-owned subsidiaries compared to the nine months ended May 31, 2005. Substantially all minority interests relate to NCRA.

Income Taxes.  Income tax expense, excluding discontinued operations, of $47.2 million for the nine months ended May 31, 2006 compares with $24.8 million for the nine months ended May 31, 2005. The resulting effective tax rates for the nine months ended May 31, 2006 and 2005 were 12.5% and 14.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the periods ended May 31, 2006 and 2005. The income taxes and effective tax rate vary each period based primarily upon profitability and nonpatronage business activity during each of the comparable periods.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our consolidated statements of operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, prior operating results have been reclassified to report those operations as discontinued. The gain recorded for the nine months ended May 31, 2006 was $0.2 million ($0.1 million, net of taxes) and compares to a net loss of $26.6 million ($16.3 million, net of taxes) for the prior year nine-month period. During our second fiscal quarter of 2005, we recorded impairments totaling $13.4 million to reduce the carrying value of our Newton, North Carolina Mexican foods facility and intangible assets related to our frozen prepared Mexican foods operations in Fort Worth, Texas in addition to other repositioning costs. During our first fiscal quarter of 2006, we sold the facility in Newton, North Carolina and recorded a gain of $0.8 million from the sale of the asset.

Liquidity and Capital Resources

On May 31, 2006, we had working capital, defined as current assets less current liabilities, of $799.0 million, and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $758.7 million, and a current ratio of 1.4 to 1.0 on August 31, 2005. On May 31, 2005, we had working capital of $636.5 million, and a current ratio of 1.4 to 1.0 compared to working capital of $493.4 million, and a current ratio of 1.3 to 1.0 on August 31, 2004. The increase in working capital between August 31, 2004 and May 31, 2005 is primarily due to the addition of $125.0 million in long-term debt and earnings during this period. During fiscal 2005, the CHS Board of Directors approved the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325.0 million, with completion planned for fiscal year 2008. We anticipate that working capital will be drawn down to a level that is more consistent with historical levels through capital expenditures, primarily the coker unit project at our Laurel, Montana refinery.

In May 2006, we renewed and expanded our committed lines of credit pursuant to a 2006 Amended and Restated Revolving Credit Agreement. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The new committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a $200 million potential addition for future expansion. The other terms of the new credit facility are the same as the terms of the credit facilities that it replaced in all material respects. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On May 31, 2006, we had $121.8 million outstanding on these lines of credit compared with $425.9 million on May 31, 2005. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Cash flows provided by operating activities were $227.0 million for the nine months ended May 31, 2006, compared to cash flows used in operating activities of $95.5 million for the nine months ended May 31, 2005. Volatility in cash flows from operations for these periods is primarily the result of greater net income during the current nine-month period compared to the prior year.

Our operating activities provided net cash of $227.0 million during the nine months ended May 31, 2006. Net income of $331.0 million and net non-cash expenses of $145.7 million were partially offset by an increase in net operating assets and liabilities of $249.7 million. The primary components of net non-cash expenses included depreciation and amortization of $92.3 million, minority interests of $70.1 million and deferred tax expense of $44.5 million, partially offset by income from equity investments of $58.3 million. The increase in net operating assets and liabilities was primarily due to an increase in inventories and a decrease in payables. The increase in inventories was due to an increase in grain and crude oil prices as well as an increase in feed and farm supplies inventories. On May 31, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.10 per bushel (31%) and $0.50 per bushel (25%), respectively, and soybeans, another high volume commodity, saw only a slight decline in price of $0.07 per bushel (1%) when compared to August 31, 2005. In general, crude oil prices increased $2.35 per barrel (3%) on May 31, 2006 compared to August 31, 2005. Our feed and farm supplies inventories increased significantly as well during the period, primarily seed and crop protection inventories at our country operations retail locations due to the spring planting season. The decrease in accounts payable is primarily related to our Energy segment. NCRA had a decrease in payables on May 31, 2006, compared to August 31, 2005, mainly due to a decrease in crude oil purchased. The decrease in purchased crude oil was in anticipation of a planned major maintenance turnaround, during which time the refinery production will be shut down. The turnaround is anticipated to take place from mid-July through mid-August, 2006.

Our operating activities used net cash of $95.5 million during the nine months ended May 31, 2005. Net income of $133.7 million and net non-cash expenses of $76.4 million were exceeded by an increase in net operating assets and liabilities of $305.6 million. The primary components of net non-cash expenses included depreciation and amortization of $81.2 million, loss on impairment of assets of $37.5 million and minority interests of $30.9 million, partially offset by income from equity investments of $74.1 million. The increase in net operating assets and liabilities was caused primarily by an increase in receivables and inventories, as a result of increases in the market value of our three primary grain commodities and our grain inventory quantities in our Ag Business segment, as well as an increase in crude oil prices in our Energy segment. Grain prices increased for both soybeans ($0.53 per bushel, 8%) and spring wheat ($.01 per bushel, less than 1%) between August 31, 2004 and May 31, 2005, and corn, another high volume commodity, saw a price decline during that period ($.06 per bushel, 3%). Grain inventory quantities increased 29.6 million bushels (52%) during the same period. In general, crude oil prices on May 31, 2005 increased $9.85 per barrel (23%) when compared to August 31, 2004.

Cash flows provided by operating activities were $199.9 million for the three months ended May 31, 2006 compared to $49.0 million for the three months ended May 31, 2005. Volatility in cash flows from operations for these periods is primarily the result of greater net income during the current three-month period compared to the prior year, in addition to a decrease in net operating assets and liabilities compared to an increase in the prior year.

Our operating activities provided net cash of $199.9 million during the three months ended May 31, 2006. Net income of $136.6 million, net non-cash expenses of $15.9 million and a decrease in net operating assets and liabilities of $47.4 million provided this net cash from operating activities. The primary components of net non-cash expenses included depreciation and amortization of $33.4 million and minority interests of $28.7 million, partially offset by income from equity investments of $43.9 million. The decrease in our net operating assets and liabilities was caused primarily by an increase in our accounts payable, partially offset by an increase in our receivables. In general, crude oil prices increased $9.88 per barrel (16%) on May 31, 2006 compared to February 28, 2006, which was a primary factor in the increases in payables and receivables in our Energy segment. The sale of seasonal agronomy inventories at our country operations retail locations in our Ag Business segment also contributed to the increase in receivables.

Our operating activities provided net cash of $49.0 million during the three months ended May 31, 2005. Net income of $106.9 million was partially offset by net non-cash income of $3.9 million and an increase in net operating assets and liabilities of $54.0 million. The primary components of net non-cash income included income from equity investments of $57.6 million partially offset by depreciation and amortization of $26.7 million, minority interests of $18.0 million, and the loss on the sale of our Mexican foods businesses of $6.2 million. The increase in net operating assets and liabilities on May 31, 2005 compared to February 28, 2005 was caused primarily by an increase in receivables from the sale of seasonal inventories during the spring planting season partially offset by a decrease in the inventory sold.

Cash usage in our operating activities is usually lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2006 and 2005, the net cash flows used in our investing activities totaled $175.0 million and $110.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $161.0 million and $187.4 million for the nine months ended May 31, 2006 and 2005, respectively. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 are essentially complete at our Laurel, Montana refinery and at NCRA’s McPherson, Kansas refinery. Total expenditures for these projects as of May 31, 2006 include $88.1 million that has been spent at our Laurel refinery and $313.4 million that has been spent by NCRA at the McPherson refinery. Expenditures for the projects during the nine months ended May 31, 2006, were $56.2 million in total, compared to $121.0 million during the same period a year ago.

For the year ending August 31, 2006, we expect to spend approximately $243.3 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The total cost for this project is expected to be approximately $325.0 million, with completion planned for fiscal 2008. We anticipate funding the project with a combination of cash flows from operations and debt proceeds. Total expenditures for this project as of May 31, 2006, were $28.5 million, all of which were incurred during the nine months then ended.

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

Investments made during the nine months ended May 31, 2006 and 2005 totaled $73.0 million and $4.9 million, respectively. During the three months ended November 30, 2005, we made a $35.0 million investment in US BioEnergy for 35 million shares of Class A Common Stock in that company. During the three months ended May 31, 2006 we acquired an additional 17.5 million shares at a purchase price of $2.00 per share for a total purchase price of $35.0 million. This investment increased our holdings of US BioEnergy to 52.5 million shares of Class A Common Stock with a total investment of $70.0 million. Our current holdings represent approximately 24% of the outstanding shares of US BioEnergy. US BioEnergy is an ethanol production company which currently has three ethanol plants under construction in Albert City, Iowa, Lake Odessa, Michigan and Ord, Nebraska, and an expansion project in progress at an operating plant in Platt, Nebraska. US BioEnergy has also announced plans to build ethanol plants near Hankinson, North Dakota and Janesville, Minnesota.

For the nine months ended May 31, 2006 and 2005, the changes in notes receivable used net cash of $5.7 million and $25.7 million, respectively. These notes are primarily related party notes receivables at NCRA with its minority owners.

Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $9.0 million and $9.4 million for the nine months ended May 31, 2006 and 2005, respectively. During the nine months ended May 31, 2005, we sold the majority of our Mexican Foods businesses for proceeds of $38.3 million which includes $13.8 million received for equipment that was used to buy out operating leases during the same period. Also partially offsetting cash usages were distributions received from joint ventures and other investments totaling $57.5 million and $55.7 million for the nine months ended May 31, 2006 and 2005, respectively. In addition, during the nine months ended May 31, 2005, we sold an investment held in Corporate and Other for proceeds of $7.4 million and recorded a gain of $3.4 million.

For the three months ended May 31, 2006 and 2005, the net cash flows used in our investing activities totaled $123.4 million and $50.0 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $47.1 million and $64.5 million for the three months ended May 31, 2006 and 2005, respectively.

Investments made during the three months ended May 31, 2006 and 2005 totaled $36.0 million and $2.7 million, respectively. During the three months ended May 31, 2006, we made a $35.0 million investment in US BioEnergy, as previously discussed.

For the three months ended May 31, 2006 and 2005, the changes in notes receivable used net cash of $53.9 million and $34.8 million, respectively. These notes are primarily related party notes receivables at NCRA with its minority owners.

Partially offsetting cash outlays in investing activities were proceeds from the disposition of property, plant and equipment of $2.5 million and $1.5 million for the three months ended May 31, 2006 and 2005, respectively. During the three months ended May 31, 2005, we sold the majority of our Mexican Foods businesses for proceeds of $38.3 million which includes $13.8 million received for equipment that was used to buy out operating leases during the same period. Also partially offsetting cash usages were distributions received from joint ventures and other investments totaling $13.4 million and $16.7 million for the three months ended May 31, 2006 and 2005, respectively.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndicate of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The new committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a $200 million potential addition for future expansion. The other terms of the new credit facility are the same as the terms of the credit facilities it replaced in all material respects. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2005, the line of credit dedicated to NCRA was renewed for one year with no material changes to the terms of the credit facility. On May 31, 2006, August 31, 2005 and May 31, 2005, we had total short-term indebtedness outstanding on these various facilities and other short-term notes payable totaling $114.7 million, $61.1 million and $354.1 million, respectively. On May 31, 2006, the interest rates for debt outstanding on these facilities and other notes ranged from 5.31% to 8.00%. In September 2004, the $125.0 million we received from private placement debt proceeds was used to pay down our 364-day credit facility.

We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $102.5 million, $114.8 million and $118.9 million on May 31, 2006, August 31, 2005 and May 31, 2005, respectively. Interest rates on May 31, 2006 ranged from 5.84% to 7.13%. Repayments of $4.1 million were made on this facility during each quarter of the nine months ended May 31, 2006 and 2005.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and has an interest rate of 7.43%. Repayments are due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Repayments on these notes totaled $11.4 million during each of the nine months ended May 31, 2006 and 2005.

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

Through NCRA, we had revolving term loans outstanding of $6.8 million, $9.0 million and $9.8 million for the periods ended May 31, 2006, August 31, 2005 and May 31, 2005, respectively. Interest rates on May 31, 2006 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each quarter of the nine months ended May 31, 2006 and 2005.

On May 31, 2006, we had total long-term debt outstanding of $743.8 million, of which $115.3 million was bank financing, $612.1 million was private placement debt and $16.4 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 has not materially changed during the nine months ended May 31, 2006. On May 31, 2005, we had total long-term debt outstanding of $778.0 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.0 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $6.8 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of May 31, 2006.

During the nine months ended May 31, 2006 and 2005, we borrowed on a long-term basis no dollars and $125.0 million, respectively, and during the same periods repaid long-term debt of $30.4 million and $31.0 million, respectively.

During the three months ended May 31, 2006 and 2005, we had no additional long-term borrowings, and during the same periods we repaid long-term debt of $14.7 million and $6.8 million, respectively.

Distributions to minority owners for the nine months ended May 31, 2006 and 2005 were $51.6 million and $5.0 million, respectively, and for the three months ended May 31, 2006 and 2005, were $8.6 million and no dollars, respectively. The majority of these distributions were made to NCRA’s minority owners.

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

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates older than 10 years held by that member, and the denominator of which is the sum of the patronage certificates older than 10 years held by all eligible non-individual members. In accordance with authorization from the Board of Directors, total cash redemptions related to the year ended August 31, 2005, to be distributed in fiscal year 2006, are expected to be approximately $64.1 million, of which $52.7 million was redeemed during the nine months ended May 31, 2006, compared to $20.3 million during the nine months ended May 31, 2005 and $1.0 million was redeemed during each of the three months ended May 31, 2006 and 2005.

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

On May 31, 2006, we had 5,864,238 shares of Preferred Stock outstanding with a total redemption value of $146.6 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option beginning in 2008. Dividends paid on our Preferred Stock during the nine months ended May 31, 2006 and 2005, were $7.9 million and $6.7 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005 have not materially changed during the nine months ended May 31, 2006.

Guarantees:

We are a guarantor for lines of credit for related companies, of which $38.9 million was outstanding on May 31, 2006. Our bank covenants allow maximum guarantees of $150.0 million. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of May 31, 2006.

Debt:

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2005. Other than the balance sheet changes in payables and long-term debt, the total obligations have not materially changed during the nine months ended May 31, 2006.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2005. There have been no changes to these policies during the nine months ended May 31, 2006.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. During fiscal 2003, we opened a grain marketing office in Brazil that impacts our exposure to foreign currency fluctuations, but to date, there has been no material effect.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 requires that the uncertainly about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for the company in fiscal year 2006. We have legal asset retirement obligations for certain assets, including our refineries, pipelines, and terminals. At this time, we are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. We are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in market risk exposures for the period ended May 31, 2006, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2005.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Other Information

On May 30, 2006, we adopted amendments to our Supplemental Savings Plan (the “SSP”), Supplemental Executive Retirement Plan (the “SERP”) and Deferred Compensation Plan (the “DCP”). These amendments are embodied in an Amendment No. 3 to the Supplemental Savings Plan, an Amendment No. 4 to the Supplemental Executive Retirement Plan and a Second Amendment to the Deferred Compensation Plan (collectively, the “Amendments”). We adopted these Amendments in response to the requirements of Section 409A of the Internal Revenue Code. Under the terms of the Amendments as they relate to the DCP:

Effective July 1, 2006, voluntary elective deferrals are permanently discontinued under the SSP. Voluntary elective deferrals that were previously accrued under the SSP shall be transferred to and become part of the participant’s deferral account under the DCP. Following the transfer, such amounts shall be credited or debited with earnings, gains or losses in accordance with the terms of the DCP, and shall be paid in accordance with rules governing time and form of payment under the DCP.

Effective July 1, 2006, each participant’s savings plan account under the SERP, to which is credited company matching and discretionary contributions, shall be transferred to and become part of the participant’s company contribution account under the DCP. Following the transfer, such amounts shall be credited or debited with earnings, gains or losses in accordance with the terms of the DCP, and shall be paid in accordance with rules governing time and form of payment under the DCP. For 2006 and subsequent years, matching and discretionary credits on behalf of SERP participants shall be made under the DCP (and permanently discontinued under the SERP).

The foregoing summarizes the material terms and provisions of the Amendments as they relate to the DCP and is qualified in its entirety by reference to the Amendments, which are attached as Exhibits 10.3, 10.4 and 10.5 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit	Description

10.1	2006 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 18, 2006
10.2	Ninth Amendment to Credit Agreement (Term Loan) dated as of May 18, 2006 by and among CHS Inc., CoBank, ACB, and the Syndication Parties
10.3	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan.
10.4	Amendment No. 4 to the CHS Inc. Supplemental Executive Retirement Plan.
10.5	Second Amendment of CHS Inc. Deferred Compensation Plan.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

July 12, 2006
(Date)