Form 10-K
period 2006-08-31
CHS INC
filed 2006-11-22
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
5500 Cenex Drive	(651) 355-6000
Inver Grove Heights, Minnesota 55077
(Address of principal executive office,	(Registrant’s Telephone number,
including zip code)	including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

8% Cumulative Redeemable Preferred Stock
(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Exchange Act).

YES ☐     NO ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
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

THE COMPANY

CHS Inc. (referred to herein as “CHS”, “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ National Market under the symbol CHSCP. On August 31, 2006, we had 5,864,238 shares of preferred stock outstanding. We buy commodities from and provide products and services to our members and other customers, both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2006, our total revenues were $14.4 billion and net income was $490.3 million.

We have aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments; Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our agronomy joint ventures, grain export joint ventures and other investments. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include our insurance, hedging and other service activities related to crop production.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican foods business are reported as discontinued operations for all periods presented.

Only producers of agricultural products and associations of producers of agricultural products may be our members. Our earnings derived from cooperative business are allocated to patrons based on the volume of business they do with us. We allocate these earnings to our members in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members, which are not allocated patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and we qualify for patronage refunds from them.

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex brand to member cooperatives and others through a network of approximately 1,600 independent retail sites, including approximately 850 that operate Cenex/Ampride convenience stores.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel and asphalt. Our Laurel refinery sources approximately 90% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 39% gasoline, 31% diesel and other distillates, and 30% asphalt and other residual products. During fiscal 2005, the Board of Directors approved the installation of a coker unit at Laurel, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. Total cost for this project is expected to be approximately $325.0 million, of which $62.8 million has been spent through August 31, 2006, with completion planned during fiscal 2008. Refined fuels produced at Laurel, Montana are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota. Our Board of Directors has approved a $30 million capital expenditure to construct three product terminals tied into the Yellowstone Pipeline that include rail capability. This investment is being undertaken to preserve our long-term ability to participate in western markets.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%. The McPherson refinery processes low and medium sulfur crude oil into gasoline, diesel and other distillates, propane and other products. McPherson sources approximately 90% of its crude oil from Kansas, Oklahoma and Texas through NCRA-owned and common carrier pipelines.

The McPherson refinery processes approximately 85,000 barrels of crude oil per day to produce refined products that consist of approximately 55% gasoline, 41% diesel and other distillates, and 4% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery and shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Provista Renewable Fuels Marketing, LLC.  We acquired a 50% ownership in an ethanol and biodiesel marketing and distribution company, Provista Renewable Fuels Marketing, LLC, (Provista) formally known as United Bio Energy Fuels, LLC. U.S. BioEnegy Corporation (US BioEnergy), of which we own approximately

25.6%, is the other 50% owner of Provista. Provista contracts with ethanol and biodiesel production plants, including US BioEnergy, to market and distribute their finished products. From the April 1, 2006, acquisition date through August 31, 2006, volume totaled 109.5 million gallons of ethanol. Provista is consolidated within our financial statements, and we guarantee Provista’s $20.0 million revolving credit facility. We are the operating manager of Provista.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, five refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties.

Sales and Marketing; Customers

We make approximately 70% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. We sold approximately 1.3 billion gallons of gasoline and approximately 1.4 billion gallons of diesel fuel in fiscal year 2006. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In our fiscal year 2006, our lubricants operations sold approximately 20.2 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In our fiscal year 2006, our propane operations sold approximately 716 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we and NCRA are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position of either us or NCRA.

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution and at the same time increasing production to pay for those expenditures. In particular, our refineries have completed work to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006, which are intended to lower the sulfur content of gasoline and diesel. We incurred capital expenditures from fiscal year 2003 through 2006 related to this compliance of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery.

The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources which can significantly affect the price of refined fuels products. Most of our energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel-

efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs which encourage idle acres may all reduce demand for our energy products.

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

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2006, 2005 and 2004 are shown below:

	2006	2005	2004
	(Dollars in thousands)

Revenues	$7,414,361	$5,794,266	$4,038,561
Cost of goods sold	6,834,676	5,487,813	3,780,726

Gross profit	579,685	306,453	257,835
Marketing, general and administrative	82,867	69,951	72,876

Operating earnings	496,818	236,502	184,959
Gain on sale of investments		(862)	(14,666)
Interest, net	6,534	8,918	12,090
Equity income from investments	(3,840)	(3,478)	(1,399)
Minority interests	86,483	46,741	32,507

Income before income taxes	$407,641	$185,183	$156,427

Intersegment sales	$(242,430)	$(170,642)	$(121,199)

Total identifiable assets — August 31	$2,164,217	$2,238,614	$1,591,254

AG BUSINESS

Our Ag Business segment includes agronomy, country operations and grain marketing.

Agronomy

Overview

We conduct our wholesale and some of our retail agronomy operations through our 50% ownership interest in Agriliance LLC (Agriliance). Land O’Lakes, Inc. (Land O’Lakes) holds the other 50% ownership interest. Agriliance is one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as an equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. At August 31, 2006, our equity investment in Agriliance was $175.3 million. Agriliance has its own line of financing, without recourse to us.

In August 2005, we sold 81% of our 20% ownership interest in CF Industries, Inc. (CF), a crop nutrients manufacturer and distributor, in an initial public offering. After the initial public offering, our ownership interest in the company was reduced to approximately 3.9%. Subsequent to our fiscal year ended August 31, 2006, we sold 540,000 shares of our CF stock for proceeds of $10.9 million, and recorded a gain of $5.3 million, with a remaining ownership interest in CF of approximately 2.9%. Prior to the initial public offering, Agriliance entered into a multi-year supply contract with CF, and as a result, given our small ownership interest in the company, we now consider the relationship to be as a supplier rather than a strategic joint venture.

There is significant seasonality in the sale of crop nutrients and crop protection products and services, with peak activity coinciding with the planting and input seasons.

Operations

Agriliance is one of the nation’s largest wholesale distributors of crop nutrients (fertilizers) and crop protection products (insecticides, fungicides and pesticides) based on sales, accounting for an estimated 15% of the US market for crop nutrients and approximately 23% of the US market for crop protection products. As a wholesale distributor, Agriliance has warehouse, distribution and service facilities located throughout the country. Agriliance also owns and operates retail agricultural units primarily in the southern United States. In addition, Agriliance blends and packages crop protection products under the Agri Solutions brand. Agriliance purchased approximately 28% of its fertilizer from CF during fiscal year 2006, and its other suppliers include Mosaic, PCS, PIC and Koch. Most of Agriliance’s crop protection products are purchased from Monsanto, Syngenta, Dow, Bayer, Dupont and BASF.

Products and Services

Agriliance sells nitrogen and potassium based crop nutrients products as well as crop protection products that include insecticides, fungicides and pesticides. In addition, Agriliance blends and packages 9% of the products it sells under the Agri Solutions brand. Agriliance also provides field and technical services, including soil testing, adjuvant and herbicide formulation, application and related services.

Sales and Marketing; Customers

Agriliance distributes agronomy products through approximately 2,200 local cooperatives from Ohio to the West Coast and from the Canadian border south to Kansas. Agriliance also provides sales and services through more than 50 strategically located Agriliance Service Centers as well as nearly 150 company-owned retail locations. Agriliance’s largest customer is our country operations business, also included in our Ag Business segment. In 2006, Agriliance had total revenues of $3.7 billion, of which approximately $1.8 billion was crop nutrient products and approximately $1.9 billion was crop protection and other products.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies and programs for crop and livestock production. Country operations operates at 325 locations, which includes 3 sunflower plants, dispersed throughout Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our elevator locations, the country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through our grain marketing operations or used for local feed and processing operations. For the year ended August 31, 2006, country operations purchased approximately 367 million bushels of grain, primarily wheat (184 million bushels), corn (98 million bushels) and soybeans (43 million bushels). Of these bushels, 338 million were purchased from members and 294 million were sold through our grain marketing operations.

Other Products.  Our country operations business manufactures and sells other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflowers. We sell agronomy products at 178 locations, feed products at 130 locations and energy products at 120 locations.

Fin-Ag, Inc.  In the past, through our wholly-owned subsidiary Fin-Ag, Inc., we provided seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans to our members. Most of these loans were sold to ProPartners (an affiliate of CoBank) under a financing program in which we guarantee a portion of the loans. Financing activity through Fin-Ag, Inc. has decreased substantially as most of the production loans were contributed to Cofina Financial, LLC (Cofina), a 49% owned joint venture that was formed during the fourth quarter of fiscal year 2005 (see “Corporate and Other” section below). The only activity of Fin-Ag, Inc. is seasonal cattle feeding financing and a small amount of crop loans not transferred to Cofina.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Competition.  Competitors for the purchase of grain include other elevators and large grain marketing companies. Competitors for farm supply include a variety of other cooperatives, privately held and large national companies. We compete primarily on the basis of price, services and patronage.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling about 1.4 billion bushels annually. During fiscal year 2006, we purchased approximately 64% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

Operations

Our grain marketing operations purchases grain directly and indirectly from agricultural producers primarily in the midwestern and western United States. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and arranging for its transportation to that location. The sale of grain is recorded after title to the commodity has transferred and final weights, grades and settlement price have been agreed upon. Amounts billed to the customer as part of a sales transaction include the costs for shipping and handling. Our ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels and barges, is a significant part of the services we offer to our customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with us. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals at Savage and Winona, Minnesota, and Davenport, Iowa are used to load grains onto barges for shipment to both domestic and export customers via the Mississippi River system. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf market. In the Pacific Northwest, we conduct our grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation), and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC, operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions. In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations international customers.

Subsequent to the fiscal year ended August 31, 2006, we invested approximately $30.0 million in a Brazil-based grain handling and merchandising company named Multigrain S.A., that will be owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil. This venture which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets.

Our grain marketing operations purchases most of its grain during the summer and fall harvest period. Because of our geographic location and the fact that we are further from our export facilities, the grain that we handle tends to be sold later after the harvest period than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of our own storage capacity, our grain marketing operations buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, our grain marketing operations has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

The primary grains purchased by our grain marketing operations for the year ended August 31, 2006 were corn (491 million bushels), wheat (442 million bushels) and soybeans (350 million bushels). Of the total grains purchased by our grain marketing operations during the year ended August 31, 2006, 561 million bushels were purchased from our individual and cooperative association members, 294 million bushels were purchased from our country operations business, and the remainder was purchased from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

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

In the purchase of grain from producers, location of the delivery facility is a prime consideration, but producers are increasingly willing to transport grain longer distances for sale. Price is affected by the capabilities of the facility; for example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capabilities provides a price advantage. We believe that our relationships with individual members serviced by our local country operations locations and with our cooperative members give us a broad origination capability.

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

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2006, 2005 and 2004 are shown below:

	2006	2005	2004
	(Dollars in thousands)

Revenues	$6,575,165	$5,670,644	$6,306,530
Cost of goods sold	6,401,527	5,541,282	6,187,082

Gross profit	173,638	129,362	119,448
Marketing, general and administrative	99,777	83,600	85,479

Operating earnings	73,861	45,762	33,969
Gain on sale of investments		(11,358)
Gain on legal settlements			(692)
Interest, net	23,559	20,535	18,932
Equity income from investments	(40,902)	(55,473)	(47,488)
Minority interests	(509)	(41)	(24)

Income before income taxes	$91,713	$92,099	$63,241

Intersegment sales	$(8,779)	$(9,640)	$(18,372)

Total identifiable assets — August 31	$1,806,243	$1,604,571	$1,590,337

PROCESSING

Overview

Our Processing segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. We have focused on areas that allow us to utilize the products supplied by our member producers. These areas are oilseed processing, wheat milling, foods and renewable fuels.

Regulation.  Our Processing segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, or our renewable fuels partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Oilseed Processing

Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush approximately 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to process approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity of over 45 million bushels or soybeans on an annual basis and became operational in the first quarter of our fiscal year 2004.

Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications.

Our soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase virtually all of our soybeans from members. Our oilseed crushing operations currently produce approximately 90% of the crude oil that we refine, and purchase the balance from outside suppliers.

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the Midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods were $64.7 million in fiscal year 2006. We also sell soymeal to about 400 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2006, Commodity Specialists Company accounted for 22% of soymeal sold and Land O’Lakes/Purina Feed, LLC accounted for 15% of soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.

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

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest US wheat miller based on output volume. We own five mills that we lease to Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during our fiscal year 2006 were $251.5 million and $5.6 million, respectively. Horizon Milling’s advance payments on grain to us were $7.6 million on August 31, 2006, and are included in Customer Advance Payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting. At August 31, 2006, our value of assets leased to Horizon Milling was $82.0 million.

Subsequent to the fiscal year ended August 31, 2006, we invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, a wholly owned subsidiary of J.M. Smucker Company, which includes three flour milling operations and two dry baking mixing facilities in Canada.

Foods

Our primary focus in the foods area is Ventura Foods, which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui & Co., Ltd. We account for our Ventura Foods investment under the equity method of accounting, and at August 31, 2006, our investment was $132.2 million.

Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 45% of Ventura Foods’ volume, based on sales, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Foods’ product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine for the foodservice sector in the US and is a major producer of many other products.

Ventura Foods has 13 manufacturing and distribution locations across the United States. It sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2006 fiscal year, Sysco accounted for 22% of its net sales. During our fourth quarter of fiscal year 2005, Ventura Foods purchased two Dean Foods businesses: Marie’s dressings and Dean’s dips. The transaction included a license agreement for Ventura Foods to use the Dean’s trademark on dips.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Renewable Fuels

During 2006, we invested $70.0 million in US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company, representing an approximate 24% ownership on August 31, 2006. On September 1, 2006, we acquired additional shares of Class A Common Stock for an aggregate purchase price of $35.0 million. This brings our total investment in US BioEnergy to $105.0 million, representing 25.57% of the outstanding shares. We account for this investment using the equity method of accounting.

US BioEnergy currently has two ethanol plants in operation, one in Woodbury, Michigan and the other in Central City, Nebraska. In addition, there are three ethanol plants under construction in Albert City, Iowa, Ord, Nebraska and Hankinson, North Dakota and an expansion project in progress at the plant in Central City, Nebraska. US BioEnergy has also announced plans to build additional ethanol plants in the Midwest.

In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering, but it has not yet become effective.

Summary Operating Results

Summary operating results and identifiable assets for our Processing segment for the fiscal years ended August 31, 2006, 2005 and 2004 are shown below:

	2006	2005	2004
	(Dollars in thousands)

Revenues	$614,471	$613,766	$734,944
Cost of goods sold	588,732	604,198	703,129

Gross profit	25,739	9,568	31,815
Marketing, general and administrative	21,645	20,750	20,323

Operating earnings (losses)	4,094	(11,182)	11,492
Gain on sale of investments		(457)
Interest, net	11,096	12,287	12,392
Equity income from investments	(35,504)	(36,202)	(29,966)

Income before income taxes	$28,502	$13,190	$29,066

Intersegment sales	$(368)	$(502)	$(1,363)

Total identifiable assets — August 31	$518,186	$420,373	$415,761

CORPORATE AND OTHER

Services

Financial Services.  We have provided open account financing to more than 130 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

In the past, we have made seasonal and term loans to member cooperatives. Some of these loans were sold to CoBank, and we guarantee a portion of the loans sold. Currently, these loans are made by Cofina, a joint venture finance company in which we hold a 49% ownership interest.

During the fourth quarter of our fiscal year 2005, we contributed certain assets related to our financial services business and related to Fin-Ag Inc., along with cash, to form Cofina. Cenex Finance Association, which prior to the formation of Cofina operated as an independent finance company, owns the other 51% of Cofina, however, the governance of this joint venture is 50/50. We participated in the formation of Cofina for the purpose of expanding the size of our financing platform, to improve the scope of services offered to customers, to gain efficiencies in sourcing funds, and to achieve some synergistic savings through participation in larger customer-financing programs. We account for our Cofina investment using the equity method of accounting.

We may, at our own discretion, choose to guarantee certain loans made by Cofina. On August 31, 2006, we had guarantees related to Cofina loans totaling $31.3 million. Guarantees for other loans that were not transferred to Cofina were $91 thousand on August 31, 2006.

Country Hedging, Inc.  Our wholly-owned subsidiary Country Hedging, Inc., which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full-service commodity futures and options broker.

Ag States Agency, LLC.  Ag States Agency, LLC, is an independent insurance agency, and after the purchase of the minority owner’s interest during our fiscal year 2005, is now a wholly-owned subsidiary. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 1,800 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors.

PRICE RISK AND HEDGING

When we enter into a commodity purchase commitment, we incur risks of carrying inventory, including risks related to price changes and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.

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

At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in our grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy operations. The position limits are reviewed at least annually with our management. We monitor current market conditions and may expand or reduce our risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

EMPLOYEES

At August 31, 2006, we had approximately 6,540 full, part-time, temporary and seasonal employees, which included approximately 590 employees of NCRA. Of that total, approximately 1,930 were employed in our Energy segment, 3,560 in our country operations business (including approximately 1,115 seasonal and temporary employees), 420 in our grain marketing operations, 260 in our Processing segment and 370 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of all of our business segments are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two unions: United Steel Workers of America (USWA) (169 employees) and Oil Basin Pipeliners Union (OBP) (17 employees), for which agreements are in place through 2008 and 2007, respectively, in regards to wages and benefits. The contracts covering the NCRA

McPherson, Kansas refinery (274 employees in the USWA union) are also in place through 2009. There are approximately 160 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (108 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2009. The BTWGM also represents 52 employees at our Superior, WI grain export terminal with a contract expiring in 2010. The USWA represents 48 employees at our Myrtle Grove, LA grain export terminal with a contract expiring in 2009, the Teamsters represent 8 employees at our Winona, MN export terminal with a contract expiring in 2008, and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 19 employees at our Kalama, WA export terminal with an expired contract since September 2006 that is currently being negotiated with expectations of a positive outcome. Finally, certain employees in our country operations business are represented by collective bargaining agreements with two unions; the BTWGM (26 employees), with contracts expiring in December 2008 and June 2010, and the United Food and Commercial Workers (10 employees), with a contract expiring in July 2008.

MEMBERSHIP IN CHS AND AUTHORIZED CAPITAL

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others, or any combination designated by the Board of Directors. Since 1998, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). For fiscal year 2006, the Board of Directors has approved the upcoming distribution of patronage dividends in the form of 35% cash and 65% patrons’ equities. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2006, 2005 and 2004 were $207.8 million ($62.5 million in cash), $171.3 million ($51.6 million in cash) and $95.2 million ($28.7 million in cash), respectively.

Patrons’ Equities

Patrons’ equities are in the form of a book entry and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. A policy was adopted effective September 1, 2004, whereby redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by that member, and the denominator, of which is the sum of the patronage certificates eligible for redemption held by all eligible non-individual members. In addition to the annual pro-rata program, the Board of Directors has approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. Approximately $40.2 million will be redeemed to active non-individual members, of which the oldest outstanding equity certificates will be redeemed through the year 1989. The balance will be available for the redemption of capital equity certificates held by individual members reaching the age of 72, or for the redemption of capital equity certificates held by the estates of deceased members.

Cash redemptions of patrons and other equities during the years ended August 31, 2006, 2005 and 2004 were $55.9 million, $23.7 million and $10.3 million, respectively. An additional $23.8 million, $20.0 and $13.0 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2006, 2005 and 2004, respectively.

Governance

We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than seven directors are elected in any year, and after our 2006 elections, the maximum number of directors elected in any year will be six. The Board of Directors is currently comprised of 17 directors, however, there are two vacancies on the Board which will be filled at the 2006 annual meeting. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under “— Certain Antitakeover Measures” below.

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

Members who are individuals are entitled to one vote each. Individual members may exercise their voting power directly or through a patrons’ association affiliated with a grain elevator, feed mill, seed plant or any other of our facilities (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “— Certain Antitakeover Measures” below.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2006, our outstanding capital included patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

Distribution of Assets upon Dissolution; Merger and Consolidation

In the event of our dissolution, liquidation or winding up, whether voluntary or involuntary, all of our debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of each share of our preferred stock would then be entitled to receive out of available assets up to $25.00 per share plus all dividends accumulated and unpaid on that share, whether or not declared, to and including the date of distribution. This distribution to the holders of our preferred stock would be made before any payment is made or assets distributed to the holders of any security that ranks junior to the preferred stock but after the payment of the liquidation preference of any of our securities that rank senior to the preferred stock. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage. The bylaws provide for the allocation among our members and nonmember patrons of the consideration received in any merger or consolidation to which we are a party.

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

As a cooperative, we are not taxed on qualified patronage (minimum cash requirement of 20%) allocated to our members either in the form of equities or cash. Consequently, those amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified unit retains) are taxable to us when allocated. Upon redemption of any non-qualified unit retains, the amount is deductible to us and taxable to the member.

Income derived by us from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to us at corporate income tax rates.

NCRA is not consolidated for tax purposes.

ITEM 1A.	RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2006, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

OUR REVENUES AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY CHANGES IN COMMODITY PRICES.  Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grain, oilseeds, flour, and crude and refined vegetable oil. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

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

WE INCUR SIGNIFICANT COSTS IN COMPLYING WITH APPLICABLE LAWS AND REGULATIONS. ANY FAILURE TO MAKE THE CAPITAL INVESTMENTS NECESSARY TO COMPLY WITH THESE LAWS AND REGULATIONS COULD EXPOSE US TO FINANCIAL LIABILITY.  We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal year 2006. We incurred capital expenditures from fiscal year 2003 through 2006 related to these upgrades of $88.1 million for our Laurel, Montana refinery and $328.7 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery.

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

OUR OPERATIONS ARE SUBJECT TO BUSINESS INTERRUPTIONS AND CASUALTY LOSSES; WE DO NOT INSURE AGAINST ALL POTENTIAL LOSSES AND COULD BE SERIOUSLY HARMED BY UNEXPECTED LIABILITIES.  Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages;

•	the significant inventories that we carry or the facilities we own could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination; and

•	an occurrence of a pandemic flu or other disease affecting a substantial part of our workforce or our customers could cause an interruption in our business operations, the affects of which could be significant.

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

WE OPERATE SOME OF OUR BUSINESS THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO CONTROL BUSINESS DECISIONS ARE LIMITED.  Several parts of our business, including in particular, our agronomy operations and portions of our grain marketing, wheat milling, foods and renewable fuels operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of August 31, 2006, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminal	Glenwood, Minnesota
Transportation terminals/ repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum & asphalt terminals/storage facilities	9 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Convenience stores/gas stations	42 locations in Iowa, Minnesota, Montana, North Dakota, South Dakota and Wyoming, 12 of which are leased
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Oklahoma, Texas and Nebraska
Jayhawk stations	32 locations located in Kansas, Oklahoma and Nebraska
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (66.7% owned by NCRA)	Throughout Kansas

Ag Business

Within our Ag Business segment, we own or lease the following facilities:

Country Operations

In our country operations business, we own 315 agri-operations locations (of which some of the facilities are on leased land), 7 feed manufacturing facilities and 3 sunflower plants located in Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Minneapolis, Minnesota (owned, idle)
Myrtle Grove, Louisiana (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)

Processing

Within our Processing segment, we own and lease the following facilities:

Oilseed Processing

We own a campus in Mankato, Minnesota, comprised of a soybean crushing plant, an oilseed refinery, a soyflour plant, a quality control laboratory and an administration office. We also own a crushing plant in Fairmont, Minnesota.

Wheat Milling

We own five milling facilities at the following locations, all of which are leased to Horizon Milling:

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

In October 2003, we and NCRA reached agreements with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the

District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2006, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $12 million, and we anticipate spending an additional $11 million over the next five years. We do not believe that the settlements will have a material adverse affect on us or NCRA.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 56,000 members, of which approximately 1,600 are cooperative association members and approximately 54,400 are individual members. As a cooperative, we do not have any common stock equity that is traded.

On August 31, 2006, we had 5,864,238 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ National Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2006 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2006, 2005, and 2004 should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have recorded the Mexican foods business as discontinued operations.

Summary Consolidated Financial Data

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Income Statement Data:
Revenues	$14,383,835	$11,926,962	$10,969,081	$9,314,116	$7,187,578
Cost of goods sold	13,570,507	11,449,858	10,527,715	8,989,050	6,877,951

Gross profit	813,328	477,104	441,366	325,066	309,627
Marketing, general and administrative	231,238	199,354	202,455	175,662	170,458

Operating earnings	582,090	277,750	238,911	149,404	139,169
Gain on sale of investments		(13,013)	(14,666)
Gain on legal settlements			(692)	(10,867)	(2,970)
Interest, net	41,305	41,509	42,758	40,516	37,009
Equity income from investments	(84,188)	(95,742)	(79,022)	(47,299)	(58,133)
Minority interests	85,974	47,736	33,830	21,950	15,390

Income from continuing operations before income taxes	538,999	297,260	256,703	145,104	147,873
Income taxes	49,327	30,434	29,462	16,031	19,881

Income from continuing operations	489,672	266,826	227,241	129,073	127,992
(Income) loss on discontinued operations, net of taxes	(625)	16,810	5,909	5,232	1,854

Net income	$490,297	$250,016	$221,332	$123,841	$126,138

Balance Sheet Data (August 31):
Working capital	$828,954	$758,703	$493,440	$458,738	$249,115
Net property, plant and equipment	1,476,239	1,359,535	1,249,655	1,122,982	1,057,421
Total assets	4,942,583	4,726,937	4,031,292	3,807,968	3,481,727
Long-term debt, including current maturities	744,745	773,074	683,818	663,173	572,124
Total equities	2,017,391	1,757,897	1,628,086	1,481,711	1,289,638

The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2006, 2005 and 2004. The intercompany sales between segments were $253.3 million, $182.4 million and $142.4 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

Summary Financial Data by Business Segment

	Energy			Ag Business
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Revenues	$7,414,361	$5,794,266	$4,038,561	$6,575,165	$5,670,644	$6,306,530
Cost of goods sold	6,834,676	5,487,813	3,780,726	6,401,527	5,541,282	6,187,082

Gross profit	579,685	306,453	257,835	173,638	129,362	119,448
Marketing, general and administrative	82,867	69,951	72,876	99,777	83,600	85,479

Operating earnings	496,818	236,502	184,959	73,861	45,762	33,969
Gain on sale of investments		(862)	(14,666)		(11,358)
Gain on legal settlements						(692)
Interest, net	6,534	8,918	12,090	23,559	20,535	18,932
Equity income from investments	(3,840)	(3,478)	(1,399)	(40,902)	(55,473)	(47,488)
Minority interests	86,483	46,741	32,507	(509)	(41)	(24)

Income before income taxes	$407,641	$185,183	$156,427	$91,713	$92,099	$63,241

Intersegment sales	$(242,430)	$(170,642)	$(121,199)	$(8,779)	$(9,640)	$(18,372)

Total identifiable assets — August 31	$2,164,217	$2,238,614	$1,591,254	$1,806,243	$1,604,571	$1,590,337

	Processing			Corporate and Other
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Revenues	$614,471	$613,766	$734,944	$33,175	$30,672	$31,466
Cost of goods sold	588,732	604,198	703,129	(1,091)	(1,049)	(802)

Gross profit	25,739	9,568	31,815	34,266	31,721	32,268
Marketing, general and administrative	21,645	20,750	20,323	26,949	25,053	23,777

Operating earnings (losses)	4,094	(11,182)	11,492	7,317	6,668	8,491
Gain on sale of investments		(457)			(336)
Gain on legal settlements Interest, net	11,096	12,287	12,392	116	(231)	(656)
Equity income from investments	(35,504)	(36,202)	(29,966)	(3,942)	(589)	(169)
Minority interests					1,036	1,347

Income before income taxes	$28,502	$13,190	$29,066	$11,143	$6,788	$7,969

Intersegment sales	$(368)	$(502)	$(1,363)	$(1,760)	$(1,602)	$(1,486)

Total identifiable assets — August 31	$518,186	$420,373	$415,761	$453,937	$463,379	$433,940

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussions of financial condition and results of operations should be read in conjunction with the accompanying audited financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found in Part I, Item 1A of this Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-K.

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

We aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Summary data for each of our business segments for the fiscal years ended August 31, 2006, 2005 and 2004 is provided in Item 6 “Selected Financial Data”. Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2006 or ended August 31 of the year referenced.

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example in our Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations is subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling), and an approximate 24% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

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

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million, with minor activity continuing in 2006. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican Foods business have been reclassified and reported as discontinued operations for all periods presented.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or total cash flows.

The Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004 were restated to correct an error in the classification of our cash flows received from our interest in joint ventures and distributions made to minority owners. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. Additionally, we had previously reported distributions to minority owners as investing activities when they should have been classified as financing activities. The restatements did not have any impact on our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004. In addition, they did not have any impact on our Consolidated Balance Sheets as of August 31, 2005 or 2004.

Recent Events

Subsequent to our fiscal year ended August 31, 2006, we made an additional investment of $35.0 million in US BioEnergy, bringing our current ownership of the company to approximately 25.6%, and also made investments in two new ventures. We invested approximately $30.0 million in a Brazil-based grain handling and merchandising company named Multigrain S.A., which will be owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil and will be included in our Ag Business segment. This venture which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets. We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, a wholly owned subsidiary of J.M. Smucker Company, which includes three flour milling operations and two dry baking mixing facilities in Canada.

Also subsequent to our fiscal year ended August 31, 2006, we sold 540,000 shares of our CF Industries Holding, Inc. (CFIH) stock for proceeds of $10.9 million, and recorded a gain of $5.3 million, reducing our ownership interest in CFIH to approximately 2.9%

Results of Operations

Comparison of the years ended August 31, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $539.0 million in fiscal 2006 compared to $297.3 million in fiscal 2005, an increase of $241.7 million (81%). These results reflected increased pretax earnings in our Energy and Processing segments, and Corporate and Other, partially offset by slightly decreased earnings in our Ag Business segment.

Our Energy segment generated income from continuing operations before income taxes of $407.6 million for the year ended August 31, 2006 compared to $185.2 million in the prior year. This increase in earnings of $222.4 million (120%) is primarily attributable to higher margins on refined fuels, which resulted mainly from limited refining capacity and increased global demand. With hurricane damage at the start of the fiscal year, the energy industry faced supply restrictions and distribution disruptions. Pipeline shutdowns later in the year also limited crude oil volumes. Earnings in our propane and transportation operations also improved compared to the previous year. These improvements were partially offset by decreased earnings in our lubricants and petroleum equipment businesses.

Our Ag Business segment generated income from continuing operations before income taxes of $91.7 million for the year ended August 31, 2006 compared to $92.1 million in the prior year, a decrease in earnings of $0.4 million (less than 1%). Strong domestic grain movement, much of it driven by increased US ethanol production, contributed to record performance by both country operations and grain marketing businesses. Our country operations earnings increased $14.3 million, primarily as a result of increased grain volumes and overall improved product margins, including historically high margins on grain and energy transactions. Market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $11.0 million in fiscal 2006 compared with 2005, primarily from increased grain volumes and improved margins on those grains. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during the current year, increased interest in renewable fuels, and higher transportation costs shifted marketing patterns and dynamics for our grain marketing business. These improvements in earnings in our country operations and grain marketing businesses were partially offset by reduced earnings generated through our wholesale and retail agronomy ownership interests, primarily Agriliance, net of allocated internal expenses, which decreased $16.1 million, primarily in reduced crop nutrient and crop protection margins. Weather-interrupted supply patterns and resulting price fluctuations dramatically reduced crop nutrient use and sales during the year. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the resulting transportation grid led to price increases early in the year. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant devaluation and reduced revenues.

Also affecting the agronomy business of our Ag Business segment, during the first quarter of fiscal 2005 we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter in 2005 income after taxes was approximately $32.1 million.

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of approximately $140.4 million. Our book basis in the portion of our ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in our first fiscal quarter results, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million recognized during the first quarter of fiscal 2005, resulted in a $9.6 million pretax gain recognized during fiscal 2005. The net effect to fiscal 2005 income, after taxes, was approximately $8.8 million.

Our Processing segment generated income from continuing operations before income taxes of $28.5 million for the year ended August 31, 2006 compared to $13.2 million in the prior year, an increase in earnings of $15.3 million (116%). Oilseed processing earnings increased $13.8 million, which was primarily the result of improved crushing margins, partially offset by slightly decreased oilseed refining margins. Contrasting the two years, the soybean harvest in the geographical area near our two crushing facilities was greatly improved in the fall of 2005 (fiscal 2006) compared with the fall of 2004 (fiscal 2005) harvest. During fiscal 2005, basis levels we paid for soybeans were higher than in most of the other soybean producing areas of the country. The improved 2005 fall harvest (fiscal 2006) normalized soybean prices in our geographical area. These lower soybean prices translated into lower raw material costs and higher volumes of soybeans crushed at our two crushing facilities. Our share of earnings from Horizon Milling, our wheat milling joint venture, increased $1.9 million for the year ended August 31, 2006 compared to the prior year. In addition, we recorded a loss of $2.4 million in fiscal 2005 on the disposition of wheat milling equipment at a closed facility. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $2.0 million compared to the prior year. During fiscal 2006, we invested $70.0 million in US BioEnergy, an ethanol manufacturing company, in which we recorded a loss of $0.7 million, including allocated interest and internal expenses the pretax loss was $3.2 million.

Corporate and Other generated income from continuing operations before income taxes of $11.1 million for the year ended August 31, 2006 compared to $6.8 million in the prior year, an increase in earnings of $4.3 million (64%). The primary increase in earnings resulted from our business solutions operations which reflected improved earnings of $4.2 million, primarily as a result of improved hedging and financial services income and reduced internal expenses.

Net Income.  Consolidated net income for the year ended August 31, 2006 was $490.3 million compared to $250.0 million for the year ended August 31, 2005, which represents a $240.3 million (96%) increase.

Revenues.  Consolidated revenues of $14.4 billion for the year ended August 31, 2006 compared to $11.9 billion for the year ended August 31, 2005, which represents a $2,456.9 million (21%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers derives other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels.

Our Energy segment revenues, after elimination of intersegment revenues, of $7.2 billion increased $1,548.3 million (28%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. During the years ended August 31, 2006 and 2005, our Energy segment recorded revenues to our Ag Business segment of $242.4 million and $170.6 million, respectively. The revenues increase of $1,548.3 million is comprised of a net increase of $1,490.1 million related to price appreciation on refined fuels and propane products and $58.2 million related to a net increase in sales volume. Refined fuels revenues increased

$1,186.1 million (28%), of which $1,452.4 million was related to a net average selling price increase, partially offset by $266.3 million, which was related to decreased volumes, compared to the same period in the previous year. The increased revenues also included $220.6 million from ethanol marketing, which was partially offset by decreased volumes of other refined fuels and propane products. The sales price of refined fuels increased $0.53 per gallon (35%) and volumes decreased 5% when comparing the year ended August 31, 2006 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. The decrease in refined fuels volumes reflects intentional reduction of lower margin unbranded volumes. Propane revenues increased by $57.8 million (9%), of which $125.8 million was related to a net average selling price increase, partially offset by $68.0 million which was related to decreased volumes compared to the same period in the previous year. Propane prices increased $0.17 per gallon (19%) and sales volume decreased 9% in comparison to the same period of the prior year. Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the year ended August 31, 2006 compared to the same period in 2005. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $6.6 billion increased $905.4 million (16%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. Grain revenues in our Ag Business segment totaled $5,337.2 million and $4,613.6 million during the years ended August 31, 2006 and 2005, respectively. Of the grain revenues increase of $723.6 million (16%), $647.0 million is attributable to increased volumes and $76.6 million due to increased average selling grain prices during the year ended August 31, 2006 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.07 per bushel (2%). Commodity prices in general increased following a strong fall 2005 harvest that produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. The higher average market price per bushel of spring wheat and corn were approximately $0.74 and $0.15, respectively, partially offset by lower average market price per bushel of soybeans of approximately $0.15, as compared to the prices of those same grains for the year ended August 31, 2005. Volumes increased 14% during the year ended August 31, 2006 compared with the same period of a year ago. Corn, winter wheat and soybeans reflect the largest volume increases compared to the year ended August 31, 2005. While some areas of the US experienced drought conditions it appears there will be a large harvest in 2006, which is well underway in most of the geographical areas covered by our country elevator system. Our Ag Business segment non-grain revenues of $1.2 billion increased by $181.8 million (17%) during the year ended August 31, 2006 compared to the year ended August 31, 2005, primarily the result of increased revenues of energy, crop nutrient, feed and crop protection products, in addition to seed and processed sunflower revenues. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the year ended August 31, 2005.

Our Processing segment revenues, after elimination of intersegment revenues, of $614.1 million increased $0.8 million (less than 1%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 10%, accounting for an increase in revenues of $22.6 million, and were partially offset by lower average sales price of processed oilseed and other revenues which reduced revenues by $21.8 million. Oilseed refining revenues decreased $14.3 million (5%), of which $9.3 million was due to lower average sales price and $5.0 million was due to a 2% net decrease in sales volume. The average selling price of processed oilseed decreased $7 per ton and the average selling price of refined oilseed products decreased $0.01 per pound compared to the same period of the previous year. These changes in the selling price of products are primarily driven by the average price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $13.6 billion increased $2.1 billion (19%) during the year ended August 31, 2006 compared to the year ended August 31, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.6 billion increased by $1,275.1 million (24%) during the year ended August 31, 2006 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.49 (33%) per gallon, which included an increased cost of $220.8 million from ethanol marketing, and was partially offset by a 5% decrease in volumes compared to the year ended August 31, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the year ended August 31, 2005. The average per unit cost of crude oil purchased for the two refineries increased 16% compared to the year ended August 31, 2005. The average cost of propane increased $0.16 (19%) per gallon, partially offset by a 9% decrease in volumes compared to the year ended August 31, 2005. The average price of propane increased due to higher procurement costs.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $6.4 billion increased $861.1 million (16%) during the year ended August 31, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $5,265.3 million and $4,550.2 million during the years ended August 31, 2006 and 2005, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $715.1 million (16%) compared to the year ended August 31, 2005. This is primarily the result of a 14% increase in bushels along with an increase of $0.07 (2%) average cost per bushel as compared to the prior year. Corn, winter wheat and soybeans reflected the largest volume increases compared to the year ended August 31, 2005. Commodity prices on spring wheat and corn have increased, while soybeans commodity prices showed an average decrease, compared to the prices that were prevalent during the majority of fiscal 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2006 compared to the year ended August 31, 2005, primarily due to energy, crop nutrient, feed and crop protection products, in addition to seed and processed sunflower products. The average cost of energy products increased due to overall market conditions while volumes stayed fairly consistent to the year ended August 31, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $588.4 million decreased $15.3 million (3%) compared to the year ended August 31, 2005, which was primarily due to decreased input costs of soybeans processed at our two crushing plants, partially offset by higher volumes of soybeans processed at those plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $231.2 million for the year ended August 31, 2006 increased by $31.9 million (16%) compared to the year ended August 31, 2005. The net increase of $31.9 million is primarily due to increased performance-based incentive plan expense, in addition to other compensation benefits, pension and general inflation.

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

Interest, net.  Interest, net of $41.3 million for the year ended August 31, 2006 decreased $0.2 million (less than 1%) compared to the year ended August 31, 2005. Interest expense for the years ended August 31, 2006 and 2005 was $50.6 million and $51.5 million, respectively. Interest income, primarily from marketable securities, for the years ended August 31, 2006 and 2005 was $9.3 million and $10.0 million, respectively. The interest expense decrease of $0.9 million (2%), includes a decrease of short-term borrowings primarily related to reduced working capital, partially offset by an increase in the average short-term interest rate and a reduction in capitalized interest. For the fiscal years ended August 31, 2006 and 2005, we capitalized interest of $4.7 million and $6.8 million, respectively, related to capitalized construction projects. The reduction in capitalized interest relates to the interest on financing the final stages of the ultra-low sulfur upgrades at our energy refineries. The average level of short-term borrowings decreased $143.4 million during fiscal 2006 compared to the year ended August 31, 2005, while the average short-term interest rate increased 1.50%. The interest income decrease of $0.7 million (8%) was primarily in our Energy segment related to a decrease in interest income from short term investments, primarily at NCRA.

Equity Income from Investments.  Equity income from investments of $84.2 million for the year ended August 31, 2006 decreased $11.6 million (12%) compared to the year ended August 31, 2005. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments within our Ag Business and Processing segments of $14.6 million and $0.7 million, respectively and was partially offset by improved earnings within our Energy segment and Corporate and Other of $0.4 million and $3.3 million, respectively.

Our Ag Business segment generated reduced earnings of $14.6 million from equity investments. Our investments in a Canadian joint venture contributed reduced earnings of $1.5 million. Our share of equity investment earnings in Agriliance decreased $12.4 million and primarily relates to reduced crop nutrient and crop protection margins. Weather-interrupted supply patterns and resulting wide price fluctuations dramatically reduced crop nutrient use and sales during the year. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the related transportation grid led to price increases early in the year. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant devaluation and reduced revenues. Our equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans, recorded reduced earnings primarily on logistics of $4.2 million, while our wheat exporting investment in United Harvest contributed improved earnings of $2.4 million. Our country operations reported increases in equity investments of $1.1 million.

Our Processing segment generated reduced earnings of $0.7 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $2.0 million, partially offset by Horizon Milling, our wheat milling joint venture, which recorded improved earnings of $1.9 million compared to the same period in the previous year. During 2006, we invested $70.0 million in US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company, representing an approximate 24% ownership and recorded losses of $0.7 million. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our joint venture with Ventura Foods. Ventura Foods also completed integration of its dressing and dips acquisition, and exited a large part of its nutritional products business, all of which resulted in increased general expenses. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back in production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated improved earnings of $0.4 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $3.3 million from equity investments, primarily from Cofina, our financial services equity investment, as compared to the year ended August 31, 2005.

Minority Interests.  Minority interests of $86.0 million for the year ended August 31, 2006 increased by $38.2 million (80%) compared to the year ended August 31, 2005. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $49.3 million for the year ended August 31, 2006 compares with $30.4 million for the year ended August 31, 2005, resulting in effective tax rates of 9.2% and 10.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2006 and 2005. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. The amounts recorded for the years ended August 31, 2006 and 2005 were $1.0 million income ($0.6 million in income, net of taxes), primarily the result of the sale of remaining assets, and $27.5 million loss ($16.8 million loss, net of taxes), respectively.

Comparison of the years ended August 31, 2005 and 2004

General.  We recorded income from continuing operations before income taxes of $297.3 million in fiscal 2005 compared to $256.7 million in fiscal 2004, an increase of $40.6 million (16%). These results reflected increased pretax earnings in our Ag Business and Energy segments, partially offset by decreased earnings in our Processing segment, and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $185.2 million for the year ended August 31, 2005 compared to $156.4 million in the prior year. This increase in earnings of $28.8 million (18%) was primarily attributable to higher margins on refined fuels, which resulted mainly from limited refining capacity and increased global demand. Earnings in our lubricants operations also improved compared to the previous year. These improvements were partially offset by decreased earnings in our propane and transportation businesses.

Our Ag Business segment generated income from continuing operations before income taxes of $92.1 million for the year ended August 31, 2005 compared to $63.2 million in the prior year, an increase in earnings of $28.9 million (46%). All three operations that comprise this business segment generated improved earnings in fiscal 2005 compared to fiscal 2004 results. Our grain marketing operations improved earnings by $5.8 million in fiscal 2005 compared with fiscal 2004, of which $11.3 million of the increase is attributable to a situation in fiscal 2004 involving export contracts to China. During fiscal 2004, we, along with several other international grain marketing companies, experienced contract issues with Chinese customers for soybeans. Because the market value of soybeans had declined between the date of the contracts and the delivery date, certain Chinese customers indicated their intent of nonperformance on these contracts. At that time, based upon our assessment of the impact of default, we valued those contracts at $18.5 million less than current market value, which was recorded as an addition to cost of goods sold in 2004. Our country operations earnings increased $2.1 million, primarily as a result of improved margins. Strong export demand to Asia favored shuttle train movement to the west coast, and many of our country elevators were positioned to take advantage of that market. Our share of agronomy earnings generated through our ownership interests, primarily Agriliance, net of certain allocated internal expenses, increased $11.3 million. Strong grain prices during 2004 encouraged producers to increase planted acres and to purchase agronomy products to optimize yields in 2005.

Also affecting the agronomy business of our Ag Business segment, during the first quarter of fiscal 2005, we evaluated the carrying value of our investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which we held a minority interest. Our carrying value at that time of $153.0 million consisted primarily of non-cash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, we determined at that time that the carrying value of our CF investment should be reduced by $35.0 million, resulting in an impairment charge to our first quarter in fiscal 2005. The net effect to first fiscal quarter in 2005 income after taxes was approximately $32.1 million.

In February 2005, after reviewing indicative values from strategic buyers, the board of directors of CF determined that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering was completed in August 2005. Prior to the initial public offering, we held an ownership interest of approximately 20% in CF. Through the initial public offering, we sold approximately 81% of our ownership interest for cash proceeds of approximately $140.4 million. Our book basis in the portion of our ownership interest sold through the initial public offering, after the $35.0 million impairment charge recognized in our first fiscal quarter results, was $95.8 million. As a result, we recognized a pretax gain of $44.6 million on the sale of that ownership interest during the fourth quarter of fiscal 2005. This gain, net of the impairment loss of $35.0 million recognized during the first quarter of fiscal 2005, resulted in a $9.6 million pretax gain recognized during fiscal 2005. The net effect to fiscal 2005 income, after taxes, was approximately $8.8 million.

Our Processing segment generated income from continuing operations before income taxes of $13.2 million for the year ended August 31, 2005 compared to $29.1 million in the prior year, a decrease in earnings of $15.9 million (55%). Oilseed processing earnings decreased $21.7 million, which was primarily the result of lower crushing margins, partially offset by improved oilseed refining margins. The lower crushing margins were due to higher raw material costs and crushing over-capacity in the geographical area around our plants. Higher demand for soybeans in foreign markets had increased the cost of soybeans used in our crushing operations, and lower-cost soybeans from areas less affected by export demand allowed soybean meal to be shipped into our trade area at costs competitive with our own. This basis difference in the price of soybeans in our geographical area compared to other areas of the country also impaired our ability to ship soybean meal to more distant markets with less local crushing capacity, which resulted in poor margins on soybean meal. Refined soybean oil, which has more of a national market, enjoyed improved margins over those generated in the prior fiscal year. Our share of earnings from Horizon Milling, our wheat milling joint venture, decreased $2.4 million for the year ended August 31, 2005 compared to the prior year. In addition, we recorded a loss of $2.4 million in fiscal 2005 on the disposition of wheat milling equipment at a closed facility. Partially offsetting these decreases in earnings was our share of earnings from Ventura Foods, our packaged foods joint venture, which increased $8.5 million compared to the prior year. Ventura Foods experienced rapidly increasing soybean oil costs in fiscal 2004 which could not be passed on to customers as quickly as the additional costs were incurred. During fiscal 2005, soybean oil costs were less volatile which allowed Ventura Foods to adjust sales prices and even increase market share for several categories of products.

Corporate and Other generated income from continuing operations before income taxes of $6.8 million for the year ended August 31, 2005 compared to $8.0 million in the prior year, a decrease in earnings of $1.2 million (15%). The primary decrease in earnings was in our business solutions operations which reflected decreased earnings of $1.1 million, primarily as a result of reduced hedging and insurance income. Less volatility in grain prices affected hedging commissions and lower insurance premiums, upon which we are paid a commission, reduced insurance income.

Net Income.  Consolidated net income for the year ended August 31, 2005 was $250.0 million compared to $221.3 million for the year ended August 31, 2004, which represents a $28.7 million (13%) increase.

Revenues.  Consolidated revenues of $11.9 billion for the year ended August 31, 2005 compared to $11.0 billion for the year ended August 31, 2004, which represents a $957.9 million (9%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevator and agri-service centers derives other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels.

Our Energy segment revenues, after elimination of intersegment revenues, of $5.6 billion increased $1,706.3 million (44%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. During the years ended August 31, 2005 and 2004, our Energy segment recorded revenues to our Ag Business segment of $170.6 million and $121.2 million, respectively. The revenues increase of $1,706.3 million was comprised of a net increase of $1,549.8 million related to price appreciation on refined fuels and propane products and $156.5 million related to a net increase in sales volume. Refined fuels revenues increased $1,360.6 million (48%), of which $1,112.5 million was related to a net average selling price increase and $248.1 million was related to increased volumes. The sales price of refined fuels increased $0.43 per gallon (39%) and volumes increased 6% when comparing the year ended August 31, 2005 with the same period in the prior year. Higher crude oil costs, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Propane revenues increased by $154.7 million (30%), of which $140.3 million was related to a net average selling price increase and $14.4 million was due to increased volumes compared to the same period in the previous year. Propane prices increased $0.19 per gallon (28%) and sales volume increased 2% in comparison to the same period of the prior year. Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the year ended August 31, 2005 compared to the same period in 2004.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $5.7 billion decreased $627.2 million (10%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. Grain revenues in our Ag Business segment totaled $4,613.6 million and $5,346.9 million during the years ended August 31, 2005 and 2004, respectively. The grain revenues decrease of $733.3 million (14%) was attributable to decreased average selling grain prices of $446.0 million, and $287.3 million was related to decreased volumes during the year ended August 31, 2005 compared to the same period the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.38 per bushel (8%). Commodity prices in general decreased following a strong fall 2004 harvest that produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. The large harvest assured domestic end users of grain that there would likely be adequate supply throughout the year, which had the effect of reducing nearby purchases and hence, our sales volume. The average market price per bushel of soybeans, spring wheat and corn were approximately $1.84, $0.50 and $0.70, respectively, less than the prices on those same grains as compared to the year ended August 31, 2004. Volumes decreased 6% during the year ended August 31, 2005 compared with the same period in 2004. Corn and winter wheat reflected the largest volume decreases compared to the year ended August 31, 2004. Our Ag Business segment non-grain revenues of $1.0 billion increased by $106.1 million (11%) during the year ended August 31, 2005 compared to the year ended August 31, 2004, primarily the result of increased revenues of energy and crop nutrient products, partially offset by decreased feed and processed sunflower sales. The average selling price of energy products increased due to overall market conditions while volumes were fairly consistent to the year ended August 31, 2004.

Our Processing segment revenues, after elimination of intersegment revenues, of $613.3 million decreased $120.3 million (16%) during the year ended August 31, 2005 compared to the year ended August 31, 2004. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. A lower average sales price reduced processed oilseed sales dollars by $118.9 million, and an 11% increase in volumes partially offset that variance by $29.3 million. Oilseed refining revenues decreased $42.9 million (12%), of which $37.6 million was due to lower average sales price and $5.3 million was due to a 2% net decrease in sales volume. The average selling price of processed oilseed decreased $68 per ton and the average selling price of refined oilseed products decreased $0.03 per pound compared to the same period of the previous year. These changes in the selling price of products are primarily driven by the price of soybeans. In 2004, the US experienced a short soybean crop and strong export demand. That combination drove soybean prices to near record high levels. Soybean prices throughout most of fiscal 2005 were at more normal levels.

Cost of Goods Sold.  Cost of goods sold of $11.4 billion increased $922.1 million (9%) during the year ended August 31, 2005 compared to the year ended August 31, 2004.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.3 billion increased by $1,657.6 million (45%) during the year ended August 31, 2005 compared to the same period of the prior year, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.43 (40%) per gallon and volumes increased 6% compared to the year ended August 31, 2004. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase on refined fuels is reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the year ended August 31, 2004. The average per unit cost of crude oil purchased for the two refineries increased 42% compared to the year ended August 31, 2004. The average cost of propane increased $0.20 (29%) per gallon and volumes increased by 2% compared to the year ended August 31, 2004. The average price of propane increased due to higher procurement costs.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.5 billion decreased $637.1 million (10%) during the year ended August 31, 2005 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4,550.2 million and $5,279.4 million during the years ended August 31, 2005 and 2004, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $729.2 million (14%) compared to the year ended August 31, 2004, primarily the result of a $0.37 (8%) average cost per bushel decrease and a 6% decrease in volumes as compared to the prior year. Corn and winter wheat reflected the largest volume decreases compared to the year ended August 31, 2004. Commodity prices on soybeans, spring wheat and corn have decreased compared to the high prices that were prevalent during the majority of fiscal 2004. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2005 compared to the year ended August 31, 2004, primarily due to energy and crop nutrient products, partially offset by decreased cost of feed and processed sunflower products. The average cost of energy products increased due to overall market condition while volumes stayed fairly consistent to the year ended August 31, 2004.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $603.7 million decreased $98.1 million (14%) compared to the year ended August 31, 2004, which was primarily due to decreased input costs of soybeans processed at our two crushing plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $199.4 million for the year ended August 31, 2005 decreased by $3.1 million (2%) compared to the year ended August 31, 2004. The decrease primarily related to reduced bad debt and technology expenses as compared to the prior year, mostly in our Energy segment.

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

Interest, net.  Interest, net of $41.5 million for the year ended August 31, 2005 decreased $1.2 million (3%) compared to the year ended August 31, 2004. Interest expense for the years ended August 31, 2005 and 2004 was $51.5 million and $48.7 million, respectively. Interest income, primarily from marketable securities, for the years ended August 31, 2005 and 2004 was $10.0 million and $6.0 million, respectively. The interest expense increase of $2.8 million (6%) was primarily related to an increase in long-term borrowings, partially offset by a decrease in short-term borrowings and an increase in capitalized interest. In September 2004, we increased our long-term debt by entering into a private placement with several insurance companies in the amount of $125.0 million, for the purpose of financing the final stages of our ultra-low sulfur upgrades at our energy refineries. For the fiscal years ended August 31, 2005 and 2004, we capitalized interest of $6.8 million and $2.8 million, respectively, related to capitalized construction projects. The increase in capitalized interest relates to the interest on financing the developing stages of the ultra-low sulfur upgrades at our energy refineries. The average level of short-term borrowings decreased $211.7 million during fiscal 2005 compared to the year ended August 31, 2004, while the average short-term interest rate increased 1.50%. The interest income increase of $4.0 million (68%) was primarily in our Energy segment related to an increase in interest income from short term investments, primarily NCRA.

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

Our Ag Business segment generated improved earnings of $8.0 million from equity investments. Our investments in a Canadian joint venture contributed improved earnings primarily from their joint ventures of $2.9 million. Our share of equity investment in Agriliance increased $3.8 million and primarily related to improved margins in crop protection products, partially offset by reduced margins in retail operations. Our equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans contributed improved earnings of $0.3 million, and our wheat exporting investment in United Harvest contributed improved earnings of $0.3 million. Our country operations also had increases in equity investments of $0.6 million.

Our Processing segment generated improved earnings of $6.2 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded increased earnings of $8.5 million, partially offset by Horizon Milling, our wheat milling joint venture, which recorded decreased earnings of $2.4 million compared to the same period in the previous year. During fiscal 2004, Ventura Foods faced rapidly increasing costs for soybean oil which it was unable to pass through in the form of price increases to customers. During 2005, soybean prices were far less volatile so a more normal gross margin was maintained. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity which had been idled over the past few years because of lack of demand for flour products can easily be put back in production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated improved earnings of $2.1 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $0.4 million from equity investments as compared to the year ended August 31, 2004.

Minority Interests.  Minority interests of $47.7 million for the year ended August 31, 2005 increased by $13.9 million (41%) compared to the year ended August 31, 2004. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

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

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. Accordingly, operating results had been reclassified to report those operations as discontinued. The loss amounts recorded for the years ended

August 31, 2005 and 2004 were $27.5 million ($16.8 million, net of taxes) and $9.7 million ($5.9 million, net of taxes), respectively.

Liquidity and Capital Resources

On August 31, 2006, we had working capital, defined as current assets less current liabilities, of $829.0 million and a current ratio, defined as current assets divided by current liabilities of 1.5 to 1.0, compared to working capital of $758.7 million and a current ratio of 1.4 to 1.0 on August 31, 2005. Working capital increased during fiscal 2006 by $70.3 million when compared to 2005, despite capital expenditures of $235.0 million, primarily because of strong earnings. We anticipate that working capital will be drawn down to a level that is more consistent with historical levels through capital expenditures related to the coker unit project at our Laurel, Montana refinery, as described below in “Cash Flows from Investing Activities”.

During May 2006, we renewed and expanded our committed lines of revolving credit pursuant to a 2006 Amended and Restated Revolving Credit Agreement. The previously established credit lines consisted of a $700 million 364-day revolver and a $300 million five-year revolver. The current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a $200 million potential addition for future expansion. The other terms of the current credit facility are the same as the terms of the credit facilities that it replaced in all material respects. These credit facilities are established with a syndicate of domestic and international banks, and the inventories and receivables financed with these loans are highly liquid. On August 31, 2006, we had no amounts outstanding on these lines of credit compared with $60.0 million on August 31, 2005. Late summer and early fall are typically our lowest points of seasonal borrowings. In September 2004, we borrowed $125.0 million from a group of insurance companies on a long-term basis and used the proceeds to pay down the revolving lines of credit. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

As noted in the —“Overview” at the beginning of Item 7, certain cash flow items have been restated to classify them differently.

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the cautionary statement in Part I, Item 1A of this Form 10-K, and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $454.9 million, $276.5 million and $394.3 million for the years ended August 31, 2006, 2005 and 2004, respectively. Volatility in cash flows from operations between fiscal 2006 and 2005 is primarily the result of greater net income during fiscal 2006. Volatility in cash flows from operations between fiscal 2005 and 2004 is primarily the result of an increase in net operating assets and liabilities as a result of increased crude and refined oil prices and an increase in grain and oilseed inventory quantities.

Our operating activities provided net cash of $454.9 million during the year ended August 31, 2006. Net income of $490.3 million and net non-cash expenses and cash distributions from equity investments of $255.3 million were partially offset by an increase in net operating assets and liabilities of $290.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $126.8 million, minority interests of $86.0 million and deferred tax expense of $78.3 million, which were partially offset by income from equity investments net of distributions of $25.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories and a decrease in payables on August 31, 2006 when compared to August 31, 2005. The increase in inventories was primarily due to an increase in grain prices and grain inventory quantities in our Ag Business segment. On August 31, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.04 per bushel (29%) and $0.31 per bushel (15%), respectively, and soybeans, another high volume commodity, saw a decline in price of $0.45 per bushel (8%) when compared to August 31, 2005. Grain inventories in our Ag Business segment increased by 16.3 million bushels (18%) when comparing inventories at August 31, 2006 and 2005. In addition, energy inventories at NCRA increased by 763 thousand barrels (26%) on August 31, 2006 when compared to August 31, 2005, and were also valued using prices that were 46% higher than the previous year. The decrease in accounts payable is related to NCRA, and is primarily due to a decrease in payables for crude oil purchased. The decrease in crude oil payables was related to the planned major maintenance turnaround, during which time the refinery was shut down and inventory was not used for production. The turnaround was completed by the end of August 2006.

Our operating activities provided net cash of $276.5 million during the year ended August 31, 2005. Net income of $250.0 million and net non-cash expenses and cash distributions from equity investments of $137.3 million were partially offset by an increase in net operating assets and liabilities of $110.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $110.3 million, minority interests of $47.7 million and deferred tax expense of $26.4 million, which were partially offset by income from equity investments net of distributions of $30.9 million, and a pretax gain on the sale of investments of $13.0 million. The increase in net operating assets and liabilities was caused primarily by an increase in crude oil prices of $26.82 per barrel (64%) on August 31, 2005 when compared to August 31, 2004, and an increase in grain and oilseed inventories in our Ag Business segment of 36.1 million bushels (64%) when comparing those same fiscal year-end dates.

Our operating activities provided net cash of $394.3 million during the year ended August 31, 2004. Net income of $221.3 million, net non-cash expenses and cash distributions from equity investments of $112.7 million, and a decrease in net operating assets and liabilities of $60.3 million provided this net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $108.4 million and minority interests of $33.8 million, which were partially offset by income from equity investments net of distributions of $20.3 million and a pretax gain on the sale of an investment of $14.7 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in grain and oilseed inventories of 20.4 million bushels (26%) in our Ag Business segment.

Crude oil prices are expected to be volatile in the foreseeable future, but related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effect on operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. We anticipate that demand for corn for ethanol production will likely create relatively high prices and price volatility for that commodity in fiscal 2007. With higher corn prices, we also anticipate an increase in corn acres planted in 2007, with some of those acres displacing acres previously planted for soybeans and wheat. That trend is also likely to increase the prices for those commodities as supply is decreased.

Cash Flows from Investing Activities

For the years ended August 31, 2006, 2005 and 2004, the net cash flows used in our investing activities totaled $265.3 million, $91.9 million and $224.1 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $235.0 million, $257.5 million and $245.1 million for the years ended August 31, 2006, 2005 and 2004, respectively. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 are complete at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery. We incurred capital expenditures from fiscal year 2003 through 2006 related to these projects of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery. Expenditures for the projects at the two refineries in total during the years ended August 31, 2006, 2005 and 2004, were $71.5 million, $165.1 million and $135.0 million, respectively.

For the year ending August 31, 2007, we expect to spend approximately $391.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt, that is expected to increase yields by 14 percent. The total cost for this project is expected to be approximately $325.0 million, with completion planned during fiscal 2008. We anticipate funding the project with cash flows from operations. Total expenditures for this project as of August 31, 2006, were $62.8 million, all of which were incurred during the year then ended.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2006, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $12 million, and we anticipate spending an additional $11 million over the next five years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the years ended August 31, 2006, 2005 and 2004 totaled $73.0 million, $25.9 million and $49.8 million, respectively. During the year ended August 31, 2006, we made investments of $70.0 million in US BioEnergy for shares of Class A Common Stock. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering, but it has not yet become effective. During the year ended August 31, 2005, we contributed $19.6 million in cash (plus an additional $18.5 million in net assets, primarily loans) to Cofina for a 49% equity interest. Cofina was formed by us and Cenex Finance Association to provide financing for agricultural cooperatives and businesses, and to producers of agricultural products. During the year ended August 31, 2004 we purchased all of Farmland’s interest in Agriliance for a cash payment of $27.5 million, as previously discussed. Also during the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline for $16.0 million.

Subsequent to our fiscal year ended August 31, 2006, we made an additional investment of $35.0 million in US BioEnergy, bringing our current ownership of the company to approximately 25.6%, and also made investments in two other ventures. We invested approximately $30.0 million in a Brazil-based grain handling and merchandising company named Multigrain S.A., which will be owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil and will be included in our Ag Business segment. This venture which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets. We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, a wholly owned subsidiary of J.M. Smucker Company, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the year ended August 31, 2006, changes in notes receivable resulted in an increase in cash flows of $21.0 million, and during the years ended August 31, 2005 and 2004, resulted in decreases in cash flows of $23.8 million and $6.9 million, respectively, primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.

Partially offsetting our cash outlays for investing activities were proceeds from the disposition of property, plant and equipment of $13.9 million, $21.1 million and $34.5 million for the years ended August 31, 2006, 2005 and 2004, respectively, and during the year ended August 31, 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million. The proceeds from the sale of our Mexican foods business includes $13.8 million received for equipment that was used to buy out operating leases during the same period. During the year ended August 31, 2004, proceeds of $19.8 million were from a sale-leaseback transaction for equipment at our oilseed processing facility in Fairmont, Minnesota. Also partially offsetting cash usages were investments redeemed totaling $7.3 million, $13.5 million and $15.9 million for the years ended August 31, 2006, 2005 and 2004, respectively. During the years ended August 31, 2005 and 2004, we also received proceeds of $147.8 million and $25.0 million, respectively, from the sale of investments. During the year ended August 31, 2005, we received proceeds of $140.4 million from the sale of our CF Industries, Inc. investment ($9.6 million pretax gain) in our Ag Business segment, and proceeds of $7.4 million ($3.4 million pretax gain) from another investment. During the year ended August 31, 2004, NCRA exercised its right of first refusal to purchase a partial interest in a crude oil pipeline as previously discussed, and subsequently sold a 50% interest in the same pipeline to another third party for proceeds of $25.0 million, and recorded a pretax gain on the sale of $14.7 million.

Subsequent to our fiscal year ended August 31, 2006, we sold 540,000 shares of our CF Industries Holding, Inc. (CFIH) stock for proceeds of $10.9 million, and recorded a gain of $5.3 million, reducing our ownership interest in CFIH to approximately 2.9%

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The new committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a $200 million potential addition for future expansion. The other terms of the current credit facility are the same as the terms of the credit facilities it replaced in all material respects. In addition to these lines of credit, we have a two-year revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2005, the line of credit dedicated to NCRA was renewed for one year with no material changes to the terms of the credit facility. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), through LaSalle Bank National Association which expires in November 2007, in the amount of $20.0 million, with $12.5 million outstanding on August 31, 2006. On August 31, 2006 and 2005, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $22.0 million and $61.1 million, respectively. On August 31, 2006, interest rates for amounts outstanding on the Provista credit facility and other miscellaneous short-term notes payable ranged from 7.25% to 8.80%. In September 2004, we received $125.0 million from private placement proceeds that were used to pay down our 364-day credit facilities.

We finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $98.4 million and $114.8 million on August 31, 2006 and 2005, respectively. Interest rates on August 31, 2006 ranged from 6.30% to 7.13%. Repayments of $16.4 million, $16.4 million and $6.6 million were made on this facility during the three years ended August 31, 2006, 2005 and 2004, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During each of the years ended August 31, 2006 and 2005, repayments on these notes totaled $11.4 million.

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

We, through NCRA, had revolving term loans outstanding of $6.0 million and $9.0 million for the years ended August 31, 2006 and 2005, respectively. Interest rates on August 31, 2006 ranged from 6.48% to 6.99%. Repayments of $3.0 million were made during each of the three years ended August 31, 2006, 2005 and 2004.

On August 31, 2006, we had total long-term debt outstanding of $744.7 million, of which $110.5 million was bank financing, $612.1 million was private placement debt and $22.1 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2005, we had long-term debt outstanding of $773.1 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.9 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $6.0 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of August 31, 2006. The aggregate amount of long-term debt payable as of August 31, 2006 was as follows (dollars in thousands):

2007	$60,748
2008	98,957
2009	117,734
2010	82,617
2011	111,609
Thereafter	273,080

$744,745

During the years ended August 31, 2005 and 2004, we borrowed on a long-term basis, $125.0 million and $35.5 million, respectively. There were no long-term borrowings during the year ended August 31, 2006. During the years ended August 31, 2006, 2005 and 2004, we repaid long-term debt of $36.7 million, $36.0 million and $15.3 million, respectively.

Distributions to minority owners for the years ended August 31, 2006, 2005 and 2004 were $80.5 million, $29.9 million and $15.9 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members were lower as a percent of earnings in 2005 and 2004 when compared to other years, due to the funding requirements for environmental capital expenditures previously discussed.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2005, were primarily distributed during the second fiscal quarter of the year ended August 31, 2006. The cash portion of this distribution deemed by the Board of Directors to be 30% was $62.5 million. During the years ended August 31, 2005 and 2004, we distributed cash patronage of $51.6 million and $28.7 million, respectively.

Cash patronage for the year ended August 31, 2006, determined by the Board of Directors to be 35% and to be distributed in fiscal year 2007, is expected to be approximately $130.9 million and is classified as a current liability on the August 31, 2006 Consolidated Balance Sheet in dividends and equities payable.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions that year as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by that member, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible non-individual members. In addition to the annual pro-rata program, the Board of Directors has approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. Approximately $40.2 million will be redeemed to active non-individual members, of which the oldest outstanding capital equity certificates will be redeemed through the year 1989. The balance will be available for the redemption of capital equity certificates held by individual members reaching the age of 72, or for the redemption of capital equity certificates held by the estates of deceased members.

For the years ended August 31, 2006, 2005 and 2004, we redeemed in cash, equities in accordance with authorization from the Board of Directors in the amounts of $55.9 million, $23.7 million and $10.3 million, respectively. An additional $23.8 million, $20.0 million and $13.0 million of capital equity certificates were redeemed in fiscal years 2006, 2005 and 2004, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $26.10, $27.58 and $27.10, which was the closing price per share of the stock on the NASDAQ National Market on January 23, 2006, January 24, 2005 and March 2, 2004 respectively. On August 31, 2006, we had 5,864,238 shares of Preferred Stock outstanding with a total redemption value of approximately $146.6 million, excluding accumulated dividends. The Preferred Stock is redeemable at our option after February 1, 2008.

We expect redemptions related to the year ended August 31, 2006, that will be distributed in fiscal year 2007, to be approximately $112.4 million. These expected distributions are classified as a current liability on the August 31, 2006 Consolidated Balance Sheet.

The Preferred Stock is listed on the NASDAQ National Market under the symbol CHSCP. The Preferred Stock accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2006, 2005 and 2004, was $38.5 million, $31.0 million and $35.3 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2006, were as follows:

Total
(Dollars in millions)

2007	$31.5
2008	27.6
2009	18.2
2010	14.9
2011	8.8
Thereafter	8.9

Total minimum future lease payments	$109.9

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $50.1 million was outstanding on August 31, 2006. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million. All outstanding loans with respective creditors are current as of August 31, 2006.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2006 which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$22,007	$22,007
Long-term debt(1)	744,745	60,748	$216,691	$194,226	$273,080
Interest payments(2)	190,406	44,138	73,790	45,340	27,138
Operating leases	109,898	31,554	45,812	23,669	8,863
Purchase obligations(3)	1,999,543	1,593,760	397,796	1,749	6,238
Other liabilities(4)	199,310		42,303	38,657	118,350

Total obligations	$3,265,909	$1,752,207	$776,392	$303,641	$433,669

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2006.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations, $975.3 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities includes the long-term portion of deferred compensation, deferred income taxes, accrued turnaround and contractual redemptions, and is included on our Consolidated Balance Sheet. Of our total other liabilities on our Consolidated Balance Sheet in the amount of $310.2 million, the timing of the payments of $110.7 million of such liabilities cannot be determined.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that of our significant accounting policies, the following may involve a higher degree of estimates, judgments and complexity.

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

Inventory Valuation and Resetrves

Grain, processed grains, oilseed and processed oilseeds are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt), are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories or the adequacy of reserves are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts, are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts, and therefore, contract values are reviewed and adjusted to reflect potential nonperformance.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and the recorded obligations in future periods. While our management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses.

Deferred Tax Assets

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income as well as other factors in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of loss carryforwards and tax benefits primarily passed to us from National Cooperative Refinery Association (NCRA), which are associated with refinery upgrades that enable NCRA to produce ultra-low sulfur fuels. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in US dollars.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. At this time, we are unable to measure this obligation because it is not possible to estimate when the obligation will be settled. FIN 47 became effective for us in fiscal year 2006 and it did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements.

Based on the funded status of our defined benefit pension and postretirement medical plans as of the most recent measurement dates, we would be required to increase its net liabilities for pension and postretirement medical benefits, which would result in a decrease to owners equity in our consolidated balance sheet. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at August 31, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP shall be applied to the first fiscal year beginning after December 15, 2006. We are currently using the accrue-in-advance method of accounting, but have not yet determined the impact this FSP will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

We are exposed to price fluctuations on energy, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. Our use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to our assessment of our exposure from expected price fluctuations.

We generally enter into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each of those commodities. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated as or accounted for as, hedging instruments for accounting purposes in any of our operations, with the exception of some contracts included in our Energy segment operations discussed below. These contracts are recorded on the balance sheet at fair value based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold for financial reporting using market-based prices.

We also manage our risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. We are also exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. These contracts are recorded on the balance sheet at fair value based on the market price of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in our Energy segment. The propane contracts within our Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold using market-based prices.

Changes in the fair values of derivative instruments described above are recognized in earnings in our Consolidated Statements of Operations in the period such changes occur for all operations with the exception of some derivative instruments included in our Energy segment. Included in other current assets on August 31, 2006 and 2005 are derivative assets of $74.3 million and $102.7 million, respectively. Included in accrued expenses on August 31, 2006 and 2005 are derivative liabilities of $97.8 million and $152.8 million, respectively.

In our Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive income in the equity section of our Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and will be included in earnings upon settlement. A gain of $2.8 million, net of taxes, was recorded in accumulated other comprehensive income for the year ended August 31, 2006, for the change in the fair value of cash flow hedges related to these derivatives. No gains or losses were recorded in the income statement during the year ended August 31, 2006, since there were no settlements. The contracts expire in fiscal 2008, and we expect $1.9 million, net of taxes, to be included in earnings during the next 12 months.

A 10% adverse change in market prices would not materially affect our results of operations, financial position or liquidity, since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less so that our blended interest rate for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. Our effective interest rate on fixed rate debt outstanding on August 31, 2006 was approximately 6.1%.

We entered into interest rate treasury lock instruments to fix interest rates related to a portion of our private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $2.1 million, net of taxes, are included in accumulated other comprehensive income. Interest expense for each of the years ended August 31, 2006, 2005 and 2004 includes $0.9 million which relates to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

FOREIGN CURRENCY RISK

We conduct essentially all of our business in US dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2006 or in recent years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase US agricultural products and the competitiveness of US agricultural products compared to the same products offered by alternative sources of world supply.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2006 and 2005 is presented below.

	November 30,	2006
	2005	February 28	May 31	August 31
	(Unaudited)
	(Dollars in thousands)

Revenues	$3,453,549	$3,156,834	$3,743,021	$4,030,431
Gross profit	254,481	114,668	218,528	225,651
Income from continuing operations	154,026	40,247	136,563	158,836
Net income	154,234	40,148	136,593	159,322

	November 30,	2005
	2004	February 28	May 31	August 31

Revenues	$2,962,923	$2,425,199	$3,133,597	$3,405,243
Gross profit	108,450	88,108	151,348	129,198
Income from continuing operations	20,341	19,718	109,861	116,906
Net income	17,996	8,723	106,946	116,351

Restatement of previously issued quarterly financial statements:

Our Consolidated Statements of Cash Flows previously included in our Quarterly Reports on Form 10-Q during fiscal years 2006 and 2005 are restated below to correct an error in the classification of our cash flows received from our interest in joint ventures and distributions made to minority owners. We have determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. Additionally, we have previously reported distributions to minority owners as investing activities when they should have been classified as financing activities.

The restatements do not have an impact on our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statements of Cash Flows for any of the quarterly periods. In addition, they did not have an impact on our Consolidated Balance Sheets as of those quarterly periods.

Summarized results of previously reported and restated Consolidated Statements of Cash Flows for the three months ended November 30, 2005 and 2004 are as follows:

	Fiscal 2006		Fiscal 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Unaudited)
	Dollars in thousands

Cash flows from operating activities:
Distributions from equity investments		$3,532		$15,348
Net cash provided by operating activities	$160,154	163,686	$78,408	93,756
Cash flows from investing activities:
Equity investments redeemed	3,532		22,520
Investments redeemed	1,175	1,175	983	8,155
Distributions to minority owners	(11,677)		(3,060)
Net cash used in investing activities	(94,297)	(86,152)	(35,776)	(48,064)
Cash flows from financing activities:
Distributions to minority owners		(11,677)		(3,060)
Net cash used in financing activities	(62,119)	(73,796)	(12,276)	(15,336)
Net increase in cash and cash equivalents	3,738	3,738	30,356	30,356
Cash and cash equivalents at beginning of period	241,018	241,018	136,491	136,491
Cash and cash equivalents at end of period	244,756	244,756	166,847	166,847

Summarized results of previously reported and restated Consolidated Statements of Cash Flows for the six months ended February 28, 2006 and 2005 are as follows:

	Fiscal 2006		Fiscal 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Unaudited)
	Dollars in thousands

Cash flows from operating activities:
Distributions from equity investments		$38,673		$27,583
Net cash provided by (used in) operating activities	$27,175	65,848	$(144,837)	(117,254)
Cash flows from investing activities:
Equity investments redeemed	40,846		36,945
Investments redeemed	3,218	5,391	2,093	11,455
Net cash used in investing activities	(51,615)	(90,288)	(60,195)	(87,778)
Net cash (used in) provided by financing activities	(136,835)	(136,835)	262,074	262,074
Net (decrease) increase in cash and cash equivalents	(161,275)	(161,275)	57,042	57,042
Cash and cash equivalents at beginning of period	241,018	241,018	136,491	136,491
Cash and cash equivalents at end of period	79,743	79,743	193,533	193,533

Summarized results of previously reported and restated Consolidated Statements of Cash Flows for the nine months ended May 31, 2006 and 2005 are as follows:

	Fiscal 2006		Fiscal 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Unaudited)
	Dollars in thousands

Cash flows from operating activities:
Distributions from equity investments		$51,167		$43,240
Net cash provided by (used in) operating activities	$227,026	278,193	$(95,495)	(52,255)
Cash flows from investing activities:
Equity investments redeemed	53,340		52,602
Investments redeemed	4,155	6,328	3,114	12,476
Net cash used in investing activities	(174,995)	(226,162)	(110,167)	(153,407)
Net cash (used in) provided by financing activities	(156,122)	(156,122)	303,640	303,640
Net (decrease) increase in cash and cash equivalents	(104,091)	(104,091)	97,978	97,978
Cash and cash equivalents at beginning of period	241,018	241,018	136,491	136,491
Cash and cash equivalents at end of period	136,927	136,927	234,469	234,469

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures:

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating our disclosure procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2006, the end of the period covered in this annual report on Form 10-K. In coming to the conclusion that our disclosure controls and procedures were effective as of August 31, 2006, we considered, among other things, the change in internal control over financial reporting in the fourth quarter of fiscal 2006 related to the preparation, review and presentation and disclosure of our Consolidated Statements of Cash Flows in accordance with generally accepted account principles as described below, which resulted in the need to restate our previously issued consolidated financial statements included in this Form 10-K. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Change in Internal Control over Financial Reporting:

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management has concluded that, prior to the fourth quarter of fiscal 2006, we did not maintain effective controls over the accuracy of the classification of cash flows received from our interest in joint ventures and distributions made to minority interest holders as components of operating activities and financing activities, respectively, in our Consolidated Statements of Cash Flows, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for fiscal years ended August 31, 2005 and 2004 and each of the quarters of fiscal 2006 and 2005. This control deficiency could result in the misstatement of the classifications of our operating, investing and financing cash flows and could result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiency constituted a material weakness.

During the fourth quarter of fiscal 2006, we expanded our disclosure controls and procedures to include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the consolidated statements of cash flows in accordance with generally accepted accounting principles. We believe the additional control procedures were designed, and implemented, and fully remediate the aforementioned matter related to our disclosure controls and procedures as of August 31, 2006.

ITEM 9B.	OTHER INFORMATION

On August 31, 2006, Provista, a 50% owned joint venture that we consolidate into our financial statements, established a committed revolving line of credit with LaSalle Bank National Association in the amount of $20.0 million, with $12.5 million outstanding on August 31, 2006. We are a guarantor for the line of credit. The amended and restated loan and security agreement is attached as Exhibit 10.28 to this Annual Report on Form 10-K.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The table below lists our directors of as of August 31, 2006.

		Director
Name and Address	Age	District	Since

Bruce Anderson	54	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Robert Bass	52	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	57	6	2002
16425 Herigstad Road NE Silverton, Oregon 97381
Dennis Carlson	45	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	54	1	1990
2153 — 330th St North Minneota, MN 56264-1880
Steve Fritel	51	3	2003
2851 77th Street NE Barton, ND 58384
Robert Grabarski	57	5	1999
1770 Highway 21 Arkdale, WI 54613
Jerry Hasnedl	60	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
James Kile	58	6	1992
508 W. Bell Lane St. John, WA 99171
Randy Knecht	56	4	2001
40193 — 112th Street Houghton, SD 57449
Michael Mulcahey	58	1	2003
8109 360th Avenue Waseca, MN 56093
Richard Owen	52	2	1999
PO Box 129 Geraldine, MT 59446

		Director
Name and Address	Age	District	Since

Duane Stenzel	60	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	44	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219
Merlin Van Walleghen	70	4	1993
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

Robert Bass, first vice chairman (1994):  Chairman of Audit Committee. Member, CHS Foundation Finance and Investment Committee. Director and officer for Co-op Country Partners Cooperative and its predecessors for 15 years. Vice chairman for the Wisconsin Federation of Cooperatives. Holds a bachelor’s of science degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

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

Dennis Carlson (2001):  Serves on Audit Committee and CHS Foundation Finance and Investment Committee. Director and past chairman of Farmers Union Oil Co., Bismarck/Mandan, N.D. and active in a number of agricultural and cooperative organizations. Operates a diverse grain and livestock operation near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

Curt Eischens (1990):  Chairman of Corporate Responsibility Committee. Served as a director and chairman of Farmers Co-op Association, Canby, Minn., and as chairman for the Minnesota Association of Cooperatives. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Steve Fritel (2003):  Serves on Capital Committee. Director for Rugby (N.D.) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and member of the former CHS Wheat Milling Defined Board. Director of North Central Experiment Station Board of Visitors, past member of the Adult Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned a bachelor’s degree from North Dakota State College of Science, Wahpeton. Raises small grains, corn, soybeans and sunflowers near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

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

Jerry Hasnedl (1995):  Serves on Capital and Government Relations committee. Chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and the Minnesota Association of Cooperatives. Earned associate’s of arts degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn, which includes small grains, corn, soybeans, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

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

Randy Knecht (2001):  Serves on Governance and Government Relations committees. President of Four Seasons Cooperative, former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well as a wide range of agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s of science degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Michael Mulcahey (2003):  Serves on Corporate Responsibility Committee. Served for three decades as a director and officer for Crystal Valley Co-op and its predecessor organizations, has served as a director and chairman for South Central Federated Feeds and is active in numerous agricultural, cooperative and civic organizations. Attended Minnesota State University-Mankato and the University of Minnesota-Waseca. Operates a grain farm and raises beef near Waseca, Minn. Mr. Mulcahey’s principal occupation has been farming for the last five years or longer.

Richard Owen (1999):  Serves on the Corporate Responsibility and Government Relations committees. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as a director and officer of Central Montana Cooperative and its predecessor organization. Holds a bachelor’s of science degree in agricultural economics from Montana State University. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.

Duane Stenzel (1993):  Serves on Governance Committee and CHS Foundation Finance and Investment Committee. Chairman of the former CHS Oilseed Processing and Refining Defined Member Board. Active in a wide range of agricultural and cooperative organizations. Member of WFS and Wells Farmers Elevator, where he served as board president and secretary. Raises soybeans, corn and sweet corn near Wells, Minn. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

Michael Toelle, chairman (elected in 1992; chairman since 2002): Chairman, CHS Foundation. Served more than 15 years as a director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance sponsors committee, has served as a director and chairman with the Agriculture Council of America, and is active in a variety of cooperative and commodity organizations. Holds a bachelor’s of science degree in industrial technology from Moorhead (Minn.) State University. Operates a grain, hog and beef farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

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

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be elected at the 2006 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Duane Stenzel Michael Mulcahey
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	open seat
Region 6 (Alaska, Arizona, California, Idaho, Oregon, Washington, Utah)	Jim Kile * David Bielenberg *
Region 7 (Alabama, Arkansas, Florida, Iowa, Louisiana, Missouri, Mississippi)	open seat
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	open seat open seat

•	The number of directors from Region 6 will be reduced to one director at the 2006 Annual Meeting.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2006. Officers are appointed by the Board of Directors.

Name	Age	Position

John D. Johnson	58	President and Chief Executive Officer
Jay Debertin	46	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	58	Executive Vice President — Corporate Administration
Thomas D. Larson	58	Executive Vice President — Business Solutions
Mark Palmquist	49	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz	56	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	59	Executive Vice President and Chief Operating Officer, Energy

John D. Johnson, President and Chief Executive Officer, began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, director of sales and marketing and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply in 1992 and president and CEO of Harvest States 1995. Selected president and general manager of CHS upon its creation in 1998 and assumed the position of president and CEO in 2000. Serves on the boards of Goldkist, Inc., Ventura Foods, LLC, CF Industries Holdings, Inc. and National Council of Farmer Cooperatives. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.

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

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, agronomic and country operations businesses in 2005. Serves on the boards of Agriliance, LLC, Horizon Milling, LLC, InTrade/ACTI, National Cooperative Refinery Association and Schnitzer Steel Industries, Inc. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

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

Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising and managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and since 1987, executive vice president of energy for what is now CHS. Appointed to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Holds a bachelor’s degree from St. Cloud (Minn.) State University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2006, and based further upon written representations received by us with respect to the need to file reports on Form 5, there were no late filings of the reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K of the Securities and Exchange Commission. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following address:

CHS Inc.
Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Bass, Mr. Bielenberg and Mr. Carlson, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within the company. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

Summary Compensation.  The following table sets forth the cash and noncash compensation earned by our President and Chief Executive Officer and each of our executive officers whose total salary and bonus or similar incentive payment earned during the year ended August 31, 2006, exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation					Long-Term-
				Other Annual	All Other	Compensation
		Salary	Bonus	Compensation	Compensation	LTIP Payouts
Name and Principal Position	Year Ended	(1)	(1)	(2)	(3)	(1)

John. D. Johnson	8/31/06	$900,000	$1,800,000	$25,800	$141,621	$1,733,333
President and Chief	8/31/05	850,000	850,000	25,800	141,126	467,500
Executive Officer	8/31/04	850,000	800,530	25,800	97,714	969,646
Jay Debertin	8/31/06	394,200	551,880	15,120	60,246	456,480
Executive Vice President	8/31/05	379,000	284,250	15,120	48,879	127,053
and Chief Operating	8/31/04	300,000	186,662	15,120	31,820	230,175
Officer — Processing
Patrick Kluempke	8/31/06	339,500	475,300	15,120	53,793	444,967
Executive Vice President —	8/31/05	326,400	269,800	15,120	48,747	115,088
Corporate Administration	8/31/04	287,600	212,680	15,120	29,805	211,562
Thomas D. Larson	8/31/06	339,500	475,300	15,120	51,085	429,007
Executive Vice President —	8/31/05	326,400	229,525	15,120	44,416	112,723
Business Solutions	8/31/04	253,400	185,489	15,120	29,100	208,647
Mark Palmquist	8/31/06	522,300	731,220	15,120	79,454	716,287
Executive Vice President	8/31/05	522,300	391,725	15,120	75,877	205,563
and Chief Operating	8/31/04	490,000	342,143	15,120	44,336	412,301
Officer — Ag Business
John Schmitz	8/31/06	483,200	676,480	15,120	71,802	652,307
Executive Vice President	8/31/05	464,622	384,450	15,120	71,047	182,229
and Chief Financial	8/31/04	450,000	332,775	15,120	46,226	366,907
Officer
Leon E. Westbrock	8/31/06	543,200	760,480	15,120	80,131	726,040
Executive Vice President	8/31/05	522,300	391,725	15,120	77,242	205,563
and Chief Operating	8/31/04	490,000	359,783	15,120	54,159	412,301
Officer — Energy

(1)	Includes amounts of salary and bonus deferred pursuant to deferred compensation plans.

(2)	Amounts shown include personal use of a company vehicle or vehicle allowance.

(3)	Other compensation includes our matching contributions under our 401(k) Plan, our nonqualified 401(k) match makeup contribution, our profit sharing contribution, and the portion of long-term disability premiums paid by us.

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

Each year, the Corporate Responsibility Committee reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the executive compensation programs. The Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs. The Committee recommends to the Board of Directors, salary actions relative to our chief executive officer and determines the amount of annual variable pay and the amount of long-term incentive awards based on goal attainment.

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

Components of Compensation

There are three basic components to our executive compensation plan: base pay; annual variable pay; and long-term incentive pay (awarded in the deferred compensation plan). Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industry and industry specific markets and other companies that compete with us for executive talent.

Base Pay:  Base pay is designed to be competitive at the 50th percentile of other large companies for equivalent positions. The executive’s actual salary relative to this competitive benchmark varies based on individual performance and the individual’s skills, experience and background.

Annual Variable Pay:  Award levels, like the base pay levels, are set with reference to competitive conditions and are intended to motivate our executives by providing substantial incentive payments for the achievement of aggressive goals. The actual amounts paid for our fiscal year 2006 were determined based on two factors: first, profitability and financial performance of CHS and the executive’s business unit; and second, the individual executive’s performance against other specific management objectives such as value added performance or talent development. Financial objectives are generally given greater weight than individual performance objectives in determining individual awards. The types and relative importance of specific financial and other business objectives varied among executives depending upon their positions and the particular business unit for which they were responsible.

Long-Term Incentive Plan:  The main purpose of the Long-Term Incentive Plan is to encourage our executives to provide competitive returns to our shareholders’ equity over the long term. The long-term incentive component of the compensation program (through extended vesting) is also designed to create an incentive for executives to remain with us.

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

Mr. Johnson’s actual base salary for our fiscal year 2006 was $900,000. Based on our financial performance in terms of profitability and other individual goals related to achieving communications objectives, business partner accountability and other strategic objectives, Mr. Johnson received an annual variable pay award of $1,800,000 and will receive a long-term incentive award of $1,733,333 for our fiscal year 2006. These incentive payments were consistent with his achievement of performance standards set by the Board of Directors.

The following summarizes certain benefits in effect as of August 31, 2006 to the Named Executive Officers.

Employment Agreement with John D. Johnson

Our executive officers are employed on an at-will basis and, except as provided below, none of our executive officers has a written employment agreement. On November 6, 2003, we entered into an employment agreement with John D. Johnson, the President and Chief Executive Officer. The employment agreement provides for a rolling three-year period of employment effective September 1, 2003 at an initial base salary of at least $850,000, subject to annual review. Mr. Johnson’s base salary was increased to $900,000 in 2006. Either party, subject to the rights and obligations set forth in the employment agreement, may terminate Mr. Johnson’s employment at any time. We are obligated to pay Mr. Johnson a severance allowance of 2.99 times his base salary and target bonus in the event Mr. Johnson’s employment is terminated for any reason other than for cause (as such term is defined in the employment agreement), death, disability or voluntary termination, and in the event of the consolidation of our business with the business of any other entity, if Mr. Johnson is not offered the position of Chief Executive Officer of the combined entity. The contract provides for a gross-up for any possible excise tax. Mr. Johnson has also agreed to a non-compete clause of two years, in the event of his termination.

Annual Variable Pay Plan

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan (the “Incentive Program”) for our fiscal year ended August 31, 2006. Our Incentive Program is based on CHS, group or division performance and individual performance and such amounts will be paid after August 31, 2006. The target incentive is 70% of salary range midpoint except for our President and Chief Executive Officer, where target incentive is 100% of salary range midpoint.

Long — Term Incentive Plan

Each Named Executive Officer is eligible to participate in our Long — Term Incentive Plan. This plan consists of a three-year performance period. Award opportunities are expressed as a percentage of a participating employee’s average salary range mid-point for the three year performance period. Our financial performance must meet a minimum level of return on equity for the three year period before any awards are made from this plan. Awards from this plan are contributed to our Deferred Compensation Plan after the end of each plan period.

Long-Term Incentive Plans — Awards in Last Fiscal Year

	Award	Maturation of
Name and Principal Position	2004-2006	Award	Threshold	Target	Maximum

John. D. Johnson	$1,733,333	2004-2006	$173,333	$866,667	$1,733,333
President and Chief Executive Officer
Jay Debertin	456,480	2004-2006	45,648	228,240	456,480
Executive Vice President and Chief Operating Officer — Processing
Patrick Kluempke	444,967	2004-2006	44,497	222,484	444,967
Executive Vice President — Corporate Administration
Thomas D. Larson	429,007	2004-2006	42,901	214,504	429,007
Executive Vice President — Business Solutions
Mark Palmquist	716,287	2004-2006	71,629	358,144	716,287
Executive Vice President and Chief Operating Officer — Ag Business
John Schmitz	652,307	2004-2006	65,231	326,154	652,307
Executive Vice President and Chief Financial Officer
Leon E. Westbrock	726,040	2004-2006	72,604	363,020	726,040
Executive Vice President and Chief Operating Officer — Energy

Retirement Plan

Each of the Named Executive Officers is entitled to receive benefits under our Cash Balance Retirement Plan (the Retirement Plan). An employee’s benefit under the Retirement Plan depends on credits to the employee’s account, which are based on the employee’s total salary and annual variable pay each year the employee works for us, the length of service with us and the rate of interest credited to the employee’s account balance each year. Credits are made to the employee’s account from pay credits, special career credits and investment credits.

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

Effective January 1, 2006, pay credits are earned according to the following schedule:

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

As of December 31, 2005, the dollar value of the account and years of service for each of the Named Executive Officers was:

	Dollar Value	Years of Service

John D. Johnson	$1,199,955	29
Jay Debertin	245,843	22
Patrick Kluempke	586,974	23
Thomas D. Larson	695,914	29
Mark Palmquist	663,503	26
John Schmitz	566,944	31
Leon E. Westbrock	1,272,975	25

Officers may participate in our Deferred Compensation and Supplemental Retirement Plan (Supplemental Plan). Participants in the Supplemental Plan are select management or highly compensated employees who have been designated as eligible by our President to participate. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits under the Retirement Plan or matching contributions under the 401(k) Plan. The Deferred Compensation Plan and the Supplemental Plan are intended to replace the benefits lost under those plans due to Section 415 of the Internal Revenue Code of 1986, as amended (the Code) which cannot be considered for purposes of benefits due to Section 401(a)(17) of the Code under the qualified plans that we offer. Some of the Supplemental Plan benefits are funded by a rabbi trust, with a balance at August 31, 2006 of $6.8 million. No further contributions are being made to the trust and the Supplemental Plan, which is not being funded, and does not qualify for special tax treatment under the Code.

Finally, our President and Chief Executive Officer is eligible to participate in our Special Supplemental Executive Retirement Plan (the Special Supplemental Plan). The Special Supplemental Plan retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special Supplemental Plan. The Special Supplemental Plan is not funded and does not qualify for special tax treatment under the Code.

As of December 31, 2005, the dollar value of the accounts of each of the Named Executive Officers was approximately:

		Special
	Supplemental Plan	Supplemental Plan

John D. Johnson	$2,678,161	$1,104,544
Jay Debertin	301,476	N/A
Patrick Kluempke	228,226	N/A
Thomas D. Larson	1,038,566	N/A
Mark Palmquist	523,539	N/A
John Schmitz	496,319	N/A
Leon E. Westbrock	3,271,814	N/A

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

In October 2004, Congress enacted the American Jobs Creation Act of 2004. This legislation required significant changes to the Share Option Plan. As a result of this legislation, we adopted a new non-qualified deferred compensation plan that is intended to be compliant with the new regulations and have suspended contributions to the Share Option Plan. Effective November 4, 2005, we have adopted amendments to the terms of the outstanding options under the Share Option Plan and to the Deferred Compensation Plan. Under the terms of the amendments, each participant in the Share Option Plan had the right to exercise all or any portion of that participant’s vested options under the Share Option Plan by December 9, 2005, and effective December 10, 2005, options under the Share Option Plan which were not exercised on or prior to December 9, 2005, were converted into account balances under the Deferred Compensation Plan. As a result of these amendments, from and after December 10, 2005, we no longer have any obligation under the Share Option Plan.

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

Effective December 31, 2006, the new deferred compensation plan allows eligible executives to defer receipt of up to 30% of their base salary and up to 100% of their annual variable compensation. This must be done prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ended August 31, 2006, all of the Named Executive Officers participated in the non-elective deferral plan and the following Named Executive Officers participated in the elective deferral portion of the plan: Mr. Debertin. With respect to options granted as awards, we have made all awards under our 2003-2006 Long-Term Incentive Plan to the new deferred compensation plan. Some of the new deferred compensation plan benefits are funded by a rabbi trust, with a balance at August 31, 2006 of $57.4 million, with no further contributions to the trust are planned.

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

In addition, our employment agreement with John D. Johnson contains provisions that may be triggered in the case of a consolidation of our business with the business of another entity. See preceding section “— Employment Agreement with John D. Johnson” above.

Directors’ Compensation

The Board of Directors met monthly during the year ended August 31, 2006. Through August 31, 2006, we provided each director with annual compensation of $42,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $12,000, the First Vice Chairman receiving an additional annual compensation of $3,600, and the Secretary-Treasurer receiving an additional annual compensation of $1,800. Effective September 1, 2006, the director compensation was changed to provide each director with annual compensation of $48,000, paid in twelve monthly payments, with the Chairman of the Board receiving an additional annual compensation of $18,000, the First Vice Chairman and Secretary-Treasurer receiving an additional annual compensation of $3,600. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on our meetings (other than regular Board meetings and the Annual Meeting), life insurance and health and dental insurance. Effective September 1, 2006, the number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

Also effective September 1, 2006, the director retirement benefit increased $25 per month, from $175 to $200 per month, per year of service, with a maximum benefit of $3,000 per month, for life, with a guarantee of 120 months (paid to beneficiary in the event of death). This benefit commences at age 60, or retirement, whichever is later. This retirement benefit may be converted to a lump sum. Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2006 of $0.8 million. The retired directors may also continue health benefits until eligible for Medicare and thereafter pay at their own expense for a Medicare supplemental policy. Effective July, 2006, the directors of CHS in place as of September 1, 2005, and their eligible dependents, were eligible to participate in the medical, dental, vision and hearing plans. We will pay 100% of the premium for the director and eligible dependents, until the director is eligible for Medicare. In the event of a director’s coverage ends due to death or Medicare eligibility, we will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier. Also, we will not pay the additional premium to extend the benefit age, and current and retired directors will take possession of their life insurance policies by December 31, 2008. For directors whose policies are not yet paid up, they will have 30 months from the date the last premium is paid to take possession of the policy. Additionally, we will discontinue offering life insurance to new directors coming on after September 1, 2006; however, those directors would have the ability to purchase the term insurance that is offered to our active employees at their own expense.

Directors are eligible to participate in the new nonqualified deferred compensation plan and were previously eligible to participate in the Share Option Plan described above under “— Nonqualified Deferred Compensation Plans.” Each participating director may elect to defer up to 100% of his or her monthly director fee into the Deferred Compensation Plan; this must be done prior to the beginning of the fiscal year in which the fees will be earned. Electing to receive an option in exchange for future fees has the effect of deferring receipt of the amount of the fees exchanged.

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

Beneficial ownership of equity securities as of August 31, 2006 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(1)	*
	Bruce Anderson	40 shares		*
	Robert Bass	120 shares		*
	David Bielenberg	1,730 shares		*
	Dennis Carlson	710 shares	(1)	*
	Curt Eischens	120 shares		*
	Steve Fritel	880 shares		*
	Robert Grabarski	6,580 shares	(1)	*
	Jerry Hasnedl	200 shares		*
	James Kile	250 shares	(1)	*
	Randy Knecht	313 shares	(1)	*
	Michael Mulcahey	0 shares		*
	Richard Owen	240 shares		*
	Duane Stenzel	600 shares		*
	Merlin Van Walleghen	1,600 shares		*
Named Executive Officers:
	John D. Johnson	4,820 shares		*
	Jay Debertin	400 shares		*
	Patrick Kluempke	1,000 shares		*
	Thomas D. Larson	400 shares		*
	Mark Palmquist	400 shares		*
	John Schmitz	1,400 shares		*
	Leon E. Westbrock	800 shares		*

	Directors and executive officers as a group	23,023 shares		*

(1)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Year Ended
Name	August 31, 2006

Bruce Anderson	$141,707
Curt Eischens	230,651
Steve Fritel	94,492
Jerry Hasnedl	843,611
Michael Mulcahey	146,096
Richard Owen	73,844
Michael Toelle	492,390
Merlin Van Walleghen	313,580

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2006 and 2005:

Description of Fees	2006	2005

Audit Fees(1)	$1,308,490	$1,058,078
Audit — Related Fees(2)	95,165	102,659
Tax Fees(3)	257,480	29,911
All Other Fees	—	—

Total	$1,661,135	$1,190,648

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

In accordance with our CHS Inc. Audit Committee Charter, on October 4, 2004, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, our Audit Committee. Our Audit Committee approves, in advance, all non-audit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved all of the services listed above in advance.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

Page No.

CHS Inc.
Consolidated Balance Sheets as of August 31, 2006 and 2005	F-1
Consolidated Statements of Operations for the years ended August 31, 2006, 2005 and 2004	F-2
Consolidated Statements of Equities and Comprehensive Income for the years ended
August 31, 2006, 2005 and 2004	F-3
Consolidated Statements of Cash Flows for the years ended August 31, 2006, 2005 and 2004	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Registered Public Accounting Firm	F-30

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End
	of Year	and Expenses	Other Accounts	of Recoveries	of Year
	(Dollars in thousands)

Allowances for Doubtful Accounts
2006	$60,041	$11,414		$(17,557)	$53,898
2005	55,809	12,962		(8,730)	60,041
2004	31,618	32,254		(8,063)	55,809

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Expenditures	End
	of Year	and Expenses	Other Accounts	for Maintenance	of Year
	(Dollars in thousands)

Accrued Turnaround(1)
2006	$19,035	$43,234		$(42,879)	$19,390
2005	12,949	21,558		(15,472)	19,035
2004	13,980	11,298		(12,329)	12,949

(1)	Accruals for planned major maintenance activities at our energy refineries

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 9, 2006 appearing on page F-30 of this Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 9, 2006

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
3.2		Bylaws of CHS Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2005, filed on January 11, 2006).
4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).
4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).
10.1		Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-17865), filed December 13, 1996).
10.2		Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-17865), filed December 13, 1996).
10.3		Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996. (Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-17865), filed January 24, 1997).(*)
10.4		TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.5		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.5A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.6		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.6A	Amendment No. 4 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.7		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.8		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.9		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001).
10	.9B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.9C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.9D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.10		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.11		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.11A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.12		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.12A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.13		2006 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 18, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.14		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note). (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.14A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999).
10	.14B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000).
10	.14C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001).
10	.14D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002).
10	.14E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.14F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.14G	Seventh Amendment to Credit Agreement (Term Loan) dated as of May 19, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
10	.14H	Eighth Amendment to Credit Agreement (Term Loan) dated as of November 18, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. ( Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
10	.14I	Ninth Amendment to Credit Agreement (Term Loan) dated as of May 18, 2006 by and among CHS Inc., CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006).
10.15		Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999).

10.16		Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2000, filed April 11, 2000).
10.17		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.18		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.19		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10.20		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.21		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004).
10	.21A	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to our Current Report on Form 8-K filed December 20, 2005).
10.22		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10.23		Note Purchase Agreement for Series H Senior Notes dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.24		Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10	.24A	First Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10	.24B	Second Amendment to the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.25		New Plan Participants 2005 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.26		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.27		Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10.28		Amended and Restated Loan and Security Agreement dated August 31, 2006, by and between Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association.(**)
21.1		Subsidiaries of the Registrant.(**)
23.1		Consent of Independent Registered Public Accounting Firm.(**)
24.1		Power of Attorney.(**)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(**)	Filed herewith.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2006.

CHS INC.

By:	/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2006:

Signature	Title

/s/ John D. Johnson John D. Johnson	President and Chief Executive Officer (principal executive officer)

/s/ John Schmitz John Schmitz	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Jodell Heller Jodell Heller	Vice President and Controller (principal accounting officer)

Michael Toelle*	Chairman of the Board of Directors

Bruce Anderson*	Director

Robert Bass*	Director

David Bielenberg*	Director

Dennis Carlson*	Director

Curt Eischens*	Director

Steve Fritel*	Director

Robert Grabarski*	Director

Signature		Title

Jerry Hasnedl*		Director

James Kile*		Director

Randy Knecht*		Director

Michael Mulcahey*		Director

Richard Owen*		Director

Duane Stenzel*		Director

Merlin Van Walleghen*		Director

*By	/s/ John D. Johnson John D. Johnson Attorney-in-fact

CONSOLIDATED BALANCE SHEETS

	August 31
	2006	2005
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,525	$241,018
Receivables	1,076,602	1,093,986
Inventories	1,130,824	914,182
Other current assets	298,666	367,306

Total current assets	2,618,617	2,616,492
Investments	624,253	520,970
Property, plant and equipment	1,476,239	1,359,535
Other assets	223,474	229,940

Total assets	$4,942,583	$4,726,937

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$22,007	$61,147
Current portion of long-term debt	60,748	35,340
Customer credit balances	66,468	91,902
Customer advance payments	82,362	126,815
Checks and drafts outstanding	57,083	67,398
Accounts payable	904,143	945,737
Accrued expenses	347,078	397,044
Dividends and equities payable	249,774	132,406

Total current liabilities	1,789,663	1,857,789
Long-term debt	683,997	737,734
Other liabilities	310,157	229,322
Minority interests in subsidiaries	141,375	144,195
Commitments and contingencies
Equities	2,017,391	1,757,897

Total liabilities and equities	$4,942,583	$4,726,937

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2006	2005	2004
	(Dollars in thousands)
Revenues	$14,383,835	$11,926,962	$10,969,081
Cost of goods sold	13,570,507	11,449,858	10,527,715

Gross profit	813,328	477,104	441,366
Marketing, general and administrative	231,238	199,354	202,455

Operating earnings	582,090	277,750	238,911
Gain on sale of investments		(13,013)	(14,666)
Gain on legal settlements			(692)
Interest, net	41,305	41,509	42,758
Equity income from investments	(84,188)	(95,742)	(79,022)
Minority interests	85,974	47,736	33,830

Income from continuing operations before income taxes	538,999	297,260	256,703
Income taxes	49,327	30,434	29,462

Income from continuing operations	489,672	266,826	227,241
(Income) loss from discontinued operations, net of taxes	(625)	16,810	5,909

Net income	$490,297	$250,016	$221,332

Distribution of net income:
Patronage refunds	$374,000	$203,000	$166,850
Unallocated capital reserve	116,297	47,016	54,482

Net income	$490,297	$250,016	$221,332

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2006, 2005 and 2004
						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities
	Dollars in thousands

Balances, September 1, 2003	$1,087,037	$27,718	$93,702	$63,000	$220,517	$(18,313)	$8,050	$1,481,711
Dividends and equity retirement determination	10,800			27,000	1,249			39,049
Patronage distribution	66,500			(90,000)	(5,222)			(28,722)
Equities retired	(10,292)	(47)						(10,339)
Capital equity certificates exchanged for preferred stock	(12,990)		12,990		(150)			(150)
Equities issued	13,355							13,355
Preferred stock redeemed, treasury			—					—
Preferred stock dividends					(7,975)			(7,975)
Other, net	(7,669)	(85)			(30)			(7,784)
Comprehensive income:
Net income				166,850	54,482			221,332
Other comprehensive income						11,178		11,178

Total comprehensive income								232,510

Dividends and equities payable	(32,100)			(50,060)	(1,409)			(83,569)

Balances, August 31, 2004	1,114,641	27,586	106,692	116,790	261,462	(7,135)	8,050	1,628,086
Dividends and equity retirement determination	32,100			50,060	1,409			83,569
Patronage distribution	119,736			(166,850)	(4,464)			(51,578)
Equities retired	(23,625)	(48)						(23,673)
Capital equity certificates exchanged for preferred stock	(19,996)		19,996		(87)			(87)
Equities issued	1,375							1,375
Preferred stock dividends					(9,178)			(9,178)
Other, net	(666)	(71)			404			(333)
Comprehensive income:
Net income				203,000	47,016			250,016
Other comprehensive income						12,106		12,106

Total comprehensive income								262,122

Dividends and equities payable	(69,856)			(60,900)	(1,650)			(132,406)

Balances, August 31, 2005	1,153,709	27,467	126,688	142,100	294,912	4,971	8,050	1,757,897
Dividends and equity retirement determination	69,856			60,900	1,650			132,406
Patronage distribution	145,333			(203,000)	(4,850)			(62,517)
Equities retired	(55,836)	(97)						(55,933)
Capital equity certificates exchanged for preferred stock	(23,824)		23,824		(88)			(88)
Equities issued	11,064							11,064
Preferred stock dividends					(10,816)			(10,816)
Other, net	(3,300)	(197)			221			(3,276)
Comprehensive income:
Net income				374,000	116,297			490,297
Other comprehensive income						8,131		8,131

Total comprehensive income								498,428

Dividends and equities payable	(116,919)			(130,900)	(1,955)			(249,774)

Balances, August 31, 2006	$1,180,083	$27,173	$150,512	$243,100	$395,371	$13,102	$8,050	$2,017,391

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2006	2005	2004
		As restated
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$490,297	$250,016	$221,332
Depreciation and amortization	126,777	110,332	108,399
Income from equity investments	(84,188)	(95,742)	(79,022)
Distributions from equity investments	58,240	64,869	58,702
Minority interests	85,974	47,736	33,830
Noncash portion of patronage dividends received	(4,969)	(3,060)	(4,986)
(Gain) loss on sale of property, plant and equipment	(5,232)	(7,370)	775
Loss on sale of business		6,163
Gain on sale of investments		(13,013)	(14,666)
Deferred taxes	78,300	26,400	8,500
Other, net	460	1,027	1,150
Changes in operating assets and liabilities:
Receivables	44,650	(250,202)	(59,039)
Inventories	(198,501)	(190,081)	88,261
Other current assets and other assets	64,677	(74,911)	(86,883)
Customer credit balances	(25,915)	3,216	27,639
Customer advance payments	(48,062)	62,773	(59,354)
Accounts payable and accrued expenses	(142,934)	328,961	121,647
Other liabilities	15,368	9,417	28,060

Net cash provided by operating activities	454,942	276,531	394,345

Cash flows from investing activities:
Acquisition of property, plant and equipment	(234,992)	(257,470)	(245,148)
Proceeds from disposition of property, plant and equipment	13,911	21,109	34,530
Proceeds from sale of business		38,286
Investments	(72,989)	(25,938)	(49,757)
Investments redeemed	7,283	13,514	15,937
Proceeds from sale of investments		147,801	25,000
Changes in notes receivable	20,955	(23,770)	(6,888)
Other investing activities, net	484	(5,434)	2,248

Net cash used in investing activities	(265,348)	(91,902)	(224,078)

Cash flows from financing activities:
Changes in notes payable	(59,025)	(54,968)	(135,016)
Borrowings on long-term debt		125,000	35,457
Principal payments on long-term debt	(36,669)	(36,033)	(15,299)
Payments on derivative financial instruments, net			(287)
Payments for bank fees on debt	(1,997)	(2,474)	(2,354)
Changes in checks and drafts outstanding	(10,513)	2,814	(21,431)
Distributions to minority owners	(80,529)	(29,925)	(15,908)
Costs incurred — capital equity certificates redeemed	(88)	(87)	(151)
Preferred stock dividends paid	(10,816)	(9,178)	(7,975)
Retirements of equities	(55,933)	(23,673)	(10,339)
Cash patronage dividends paid	(62,517)	(51,578)	(28,722)

Net cash used in financing activities	(318,087)	(80,102)	(202,025)

Net (decrease) increase in cash and cash equivalents	(128,493)	104,527	(31,758)
Cash and cash equivalents at beginning of period	241,018	136,491	168,249

Cash and cash equivalents at end of period	$112,525	$241,018	$136,491

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

  Organization

CHS Inc. (CHS or the Company) is an agricultural supply, energy and grain-based foods cooperative company organized for the mutual benefit of its members. Members of the cooperative are located throughout the United States. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. Revenues are both domestic and international.

Consolidation

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

The Company had various immaterial acquisitions, during the three years ended August 31, 2006, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase price over the estimated fair values of the net assets acquired has been reported as identifiable intangible assets. During 2006, our investment in Provista Renewable Fuels Marketing, LLC (Provista) resulted in financial statement consolidation.

Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

Inventories

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

Derivative Financial Instruments

Commodity Price Risk

The Company is exposed to price fluctuations on energy, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. The Company’s use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to the Company’s assessment of its exposure from expected price fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally enters into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each of those commodities. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated as or accounted for as, hedging instruments for accounting purposes in any operations, with the exception of some contracts included in the Energy segment discussed below. These contracts are recorded on the balance sheet at fair value based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold for financial reporting using market-based prices.

The Company also manages its risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness,as internally evaluated. The Company is also exposed to loss in the event of nonperformance by the counterparties to the contracts and therefore, contract values are reviewed and adjusted to reflect potential nonperformance. These contracts are recorded on the balance sheet at fair value based on the market price of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in the Energy segment. The propane contracts within the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold using market-based prices.

Changes in the fair values of derivative instruments described above are recognized in earnings in the Consolidated Statements of Operations in the period such changes occur for all operations with the exception of some derivative instruments included in the Energy segment. Included in other current assets on August 31, 2006 and 2005 are derivative assets of $74.3 million and $102.7 million, respectively. Included in accrued expenses on August 31, 2006 and 2005 are derivative liabilities of $97.8 million and $152.8 million, respectively.

In the Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive income in the equity section of the Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and will be included in earnings upon settlement. A gain of $2.8 million, net of taxes, was recorded in accumulated other comprehensive income for the year ended August 31, 2006, for the change in the fair value of cash flow hedges related to these derivatives. No gains or losses were recorded in the income statement during the year ended August 31, 2006, since there were no settlements. The contracts expire in fiscal 2008, and the Company expects $1.9 million, net of taxes, to be included in earnings during the next 12 months.

Interest Rate Risk

The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate to the Company on fixed rate debt outstanding on August 31, 2006 was approximately 6.1%.

The Company enters into interest rate treasury lock instruments to fix interest rates related to a portion of its private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $2.1 million, net of taxes, are included in accumulated other comprehensive income. Interest expense for each of the years ended August 31, 2006, 2005 and 2004 includes $0.9 million which relates to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk

The Company conducts essentially all of its business in US dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2006 or in recent years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase US agricultural products and the competitiveness of US agricultural products compared to the same products offered by alternative sources of world supply.

Investments

Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded in cost of goods sold at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements under the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive income (loss).

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

Property, Plant and Equipment

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

The Company reviews property, plant and equipment and other long-lived assets in order to assess recoverability based on projected income and related cash flows on an undiscounted basis when triggering events occur. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets are reviewed for impairment annually or more frequently if certain impairment conditions arise. Goodwill that is impaired is written down to fair value. Other intangible assets consist primarily of trademarks, customer lists and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 3 to 15 years). The Company has no intangible assets with indefinite useful lives.

Revenue Recognition

The Company provides a wide variety of products and services, from production agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. Grain and oilseed sales are recorded after the commodity has been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in revenues. Service revenues are recorded only after such services have been rendered.

Environmental Expenditures

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

Income Taxes

The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income

Comprehensive income primarily includes net income, unrealized net gains or losses on available for sale investments and energy derivatives, and the effects of minimum pension liability adjustments. Total comprehensive income is reflected in the Consolidated Statements of Equities and Comprehensive Income.

Use of Estimates

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation. The Company has legal asset retirement obligations for certain assets, including our refineries, pipelines and terminals. At this time, the Company is unable to measure this obligation because it is not possible to estimate when the obligation will be settled. FIN 47 became effective for the Company in fiscal year 2006 and did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

Based on the funded status of the Company’s defined benefit pension and postretirement medical plans as of the most recent measurement dates, the Company would be required to increase its net liabilities for pension and postretirement medical benefits, which would result in a decrease to owners equity in the Company’s Consolidated Balance Sheet. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the Company’s consolidated financial statements at August 31, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP shall be applied to the first fiscal year beginning after December 15, 2006. The Company is currently using the accrue-in-advance method of accounting, but has not yet determined the impact this FSP will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Receivables

Receivables as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

Trade	$1,056,514	$1,069,020
Other	73,986	85,007

	1,130,500	1,154,027
Less allowances for doubtful accounts	53,898	60,041

	$1,076,602	$1,093,986

All international sales are denominated in US dollars. International sales for the years ended August 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in millions)

Africa	$119	$83	$112
Asia	904	880	1,104
Europe	183	129	158
North America, excluding US	717	605	456
South America	156	271	209

	$2,079	$1,968	$2,039

The Company routinely enters into buy/sell contracts associated with crude oil. These contracts are used to facilitate the Company’s crude oil purchasing activity and supply requirements. Physical delivery occurs for each side of the transaction, and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk, and risk of nonperformance by the counterparty. As a result, the Company accounts for these buy/sell transactions, net, in cost of sales in the Consolidated Statements of Operations.

3.	Inventories

Inventories as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

Grain and oilseed	$511,413	$387,820
Energy	447,664	377,076
Feed and farm supplies	137,978	121,721
Processed grain and oilseed	32,198	26,195
Other	1,571	1,370

	$1,130,824	$914,182

As of August 31, 2006, the Company valued approximately 21% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (19% as of August 31, 2005). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $370.5 million and $305.4 million at August 31, 2006 and 2005, respectively. During 2005, energy inventory quantities were reduced, which resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases. The effect of the liquidation decreased cost of goods sold by $15.8 million during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

Investments as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

CF Industries Holdings, Inc.	$34,105	$36,105
Cooperatives:
Land O’Lakes, Inc.	38,929	32,874
Ag Processing Inc.	21,297	23,864
CoBank, ACB (CoBank)	11,956	11,041
Joint ventures:
United Country Brands, LLC (Agriliance LLC)	175,306	177,870
Ventura Foods, LLC	132,222	117,622
US BioEnergy Corporation	69,264
Cofina Financial, LLC	38,752	38,297
Horizon Milling, LLC	30,753	23,174
TEMCO, LLC	3,486	4,450
Other	68,183	55,673

	$624,253	$520,970

During the first quarter of fiscal 2005, CHS evaluated the carrying value of the investment in CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which CHS held a minority interest. At that time, the Company’s carrying value of $153.0 million consisted primarily of noncash patronage refunds received from CF over the years. Based upon indicative values from potential strategic buyers for the business and through other analyses, the Company determined at that time that the carrying value of the CF investment should be reduced by $35.0 million ($32.1 million net of taxes), resulting in an impairment charge in the first quarter of fiscal 2005.

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

CHS retains an ownership interest in CF Industries Holdings, Inc. (the post-initial public offering name) of approximately 3.9% or 2,150,396 shares, and accounts for this investment as an available for sale security. The market value of the shares on August 31, 2006 was $34.1 million, and accordingly, CHS has adjusted the carrying value to reflect market value. An unrealized gain of $11.9 million is included in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, CHS invested $70.0 million in US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company, representing an approximate 24% ownership on August 31, 2006. On September 1, 2006, CHS acquired additional shares of Class A Common Stock for an aggregate purchase price of $35.0 million. This brings the Company’s total investment in US BioEnergy to $105.0 million, representing 25.57% of the outstanding shares. The Company accounts for this investment using the equity method of accounting within the Processing segment. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering, but it has not yet become effective.

As of August 31, 2006, the carrying value of our equity method investees, Agriliance LLC (Agriliance) and Ventura Foods, LLC, exceeds our share of their equity by $43.9 million, of which $4.3 million is being amortized with a remaining life of approximately six years. The remaining basis difference represents equity method goodwill.

The Company has a 50% interest in Ventura Foods, LLC, a joint venture entity, which produces and distributes vegetable oil-based products. The following provides summarized unaudited financial information for Ventura Foods, LLC balance sheets as of August 31, 2006 and 2005, and statements of operations for the twelve months ended August 31, 2006, 2005 and 2004:

	2006	2005
	(Dollars in thousands)

Current assets	$237,117	$198,576
Non-current assets	441,435	455,715
Current liabilities	141,080	146,035
Non-current liabilities	308,377	307,027

	2006	2005	2004
	(Dollars in thousands)

Net sales	$1,483,583	$1,413,426	$1,425,061
Gross profit	196,847	184,466	167,581
Net income	57,756	61,779	44,696

Agriliance is a wholesale and retail crop nutrients and crop protections products company and is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC, was initially owned and governed 50% by the Company and 50% by Farmland Industries, Inc. (Farmland), and was formed solely to hold a 50% interest in Agriliance. As of April 30, 2004, the Company had purchased all of Farmland’s remaining interest in Agriliance for $27.5 million in cash. The Company now owns 50% of the economic and governance interests in Agriliance, and continues to account for this investment using the equity method of accounting within the Ag Business segment.

The following provides summarized financial information for Agriliance balance sheets as of August 31, 2006 and 2005, and statements of operations for the years ended August 31, 2006, 2005 and 2004:

	2006	2005
	(Dollars in thousands)

Current assets	$1,261,874	$1,340,200
Non-current assets	166,365	148,611
Current liabilities	999,038	1,066,715
Non-current liabilities	132,071	119,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(Dollars in thousands)

Net sales	$3,739,632	$3,735,125	$3,471,514
Earnings from operations	76,052	90,812	82,221
Net income	52,268	77,113	71,278

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

5.	Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2006 and 2005 is as follows:

	2006	2005
	(Dollars in thousands)

Land and land improvements	$67,299	$66,023
Buildings	439,559	420,851
Machinery and equipment	2,085,951	1,708,400
Office and other	75,836	76,320
Construction in progress	121,379	292,592

	2,790,024	2,564,186
Less accumulated depreciation and amortization	1,313,785	1,204,651

	$1,476,239	$1,359,535

In January 2002, the Company formed a limited liability company with Cargill, Incorporated, to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC. The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The book value of the leased milling assets at August 31, 2006 and 2005, was $82.0 million and $87.9 million, respectively, net of accumulated depreciation of $48.4 million and $42.8 million, respectively.

For the years ended August 31, 2006, 2005 and 2004, the Company capitalized interest of $4.7 million, $6.8 million and $2.8 million, respectively, related to capitalized construction projects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Discontinued Operations

In May 2005, CHS sold the majority of its Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. During 2006, the Company sold or disposed of the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations.

Summarized results from discontinued operations for August 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Revenues		$43,556	$70,929
Cost of goods sold		49,919	65,047
Marketing, general and administrative*	$(1,168)	18,246	12,645
Interest, net	145	2,903	2,908
Income tax expense (benefit)	398	(10,702)	(3,762)

Income (loss) from discontinued operations	$625	$(16,810)	$(5,909)

*	2006 and 2005 include a $1.6 million gain and a $6.2 million loss on disposition, respectively.

7.	Other Assets

Other assets as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

Goodwill	$3,904	$3,291

Customer lists, less accumulated amortization of $11,498 and $10,335, respectively	3,381	4,601

Non-compete covenants, less accumulated amortization of $1,678 and $2,445, respectively	1,531	1,317

Trademarks and other intangible assets, less accumulated amortization of $5,379 and $4,141, respectively	12,838	12,384

Prepaid pension and other benefits	192,180	200,600

Notes receivable	3,859	3,654

Other	5,781	4,093

	$223,474	$229,940

The increase in goodwill during 2006 was due to the consolidation of Provista which had $0.6 million of goodwill on its balance sheet.

Intangible assets amortization expenses for the years ended August 31, 2006, 2005 and 2004 were $4.9 million, $4.2 million and $3.8 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.4 million annually for the first year, $2.2 million for each of the next two years, and $1.8 million for each of the following two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2006 and 2005 consisted of the following:

	Interest Rates at
	August 31, 2006	2006	2005
		(Dollars in thousands)

Notes payable(a)(i)	7.25% to 8.80%	$22,007	$61,147

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009, when the balance is due(b)(i)	6.30% to 13.00%	$110,477	$133,335
Private placement, payable in equal installments beginning in 2008 through 2013(c)(i)	6.81%	225,000	225,000
Private placement, payable in installments beginning in 2007 through 2018(d)(i)	4.96% to 5.60%	175,000	175,000
Private placement, payable in equal installments beginning in 2011 through 2015(e)(i)	5.25%	125,000	125,000
Private placement, payable in equal installments in 2005 through 2011(f)(i)	7.43% to 7.90%	57,143	68,571
Private placement, payable in its entirety in 2010(g)(i)	4.08%	15,000	15,000
Private placement, payable in its entirety in 2011(g)(i)	4.39%	15,000	15,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(h)	1.89% to 12.17%	18,200	12,243

Total long-term debt		744,745	773,074
Less current portion		60,748	35,340

Long-term portion		$683,997	$737,734

	2006	2005

Weighted-average interest rates at August 31:
Short-term debt	7.58%	3.90%
Long-term debt	6.09%	6.15%

(a)	The Company finances its working capital needs through a short-term line of credit with a syndication of domestic and international banks. This revolving line of credit is a five-year $1.1 billion committed facility. On August 31, 2006, there was no amount outstanding on the facility. In addition to this short-term line of credit, the Company has a two-year committed credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million with no amount outstanding on August 31, 2006. The Company also has a committed revolving line of credit dedicated to Provista, through LaSalle Bank National Association, in the amount of $20.0 million, with $12.5 million outstanding on August 31, 2006. Other miscellaneous notes payable totaled $9.5 million on August 31, 2006. On August 31, 2005, there was $60.0 million outstanding on a 364-day revolving line of credit and $1.1 million of other miscellaneous notes payable.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration date of that commitment. On August 31, 2006, $98.4 million was outstanding. NCRA term loans of $6.0 million are collateralized by NCRA’s investment in CoBank.

(c)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(d)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(e)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(f)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(g)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each.

(h)	Other notes and contracts payable of $8.9 million are collateralized by property, plant and equipment, with a cost of $16.9 million, less accumulated depreciation of $3.8 million on August 31, 2006.

(i)	The debt is unsecured, however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

The fair value of long-term debt approximates book value as of August 31, 2006 and 2005.

The aggregate amount of long-term debt payable as of August 31, 2006 is as follows:

(Dollars in thousands)

2007	$60,748
2008	98,957
2009	117,734
2010	82,617
2011	111,609
Thereafter	273,080

$744,745

Interest, net for the years ended August 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Dollars in thousands)

Interest expense	$50,562	$51,531	$48,717
Interest income	9,257	10,022	5,959

Interest, net	$41,305	$41,509	$42,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes for the years ended August 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Dollars in thousands)

Continuing operations:
Current	$(28,973)	$4,034	$20,962
Deferred	81,100	34,200	7,900
Valuation allowance	(2,800)	(7,800)	600

Income taxes from continuing operations	49,327	30,434	29,462
Income taxes from discontinued operations	398	(10,702)	(3,762)

Income taxes	$49,725	$19,732	$25,700

The Company’s current tax provision is significantly impacted by the utilization of loss carryforwards and tax benefits passed to the Company from NCRA. The pass-through tax benefits are associated with refinery upgrades that enable NCRA to produce ultra low sulfur fuels as mandated by the Environmental Protection Agency.

The tax effect of temporary differences of deferred tax assets and liabilities as of August 31, 2006 and 2005 is as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses and valuation reserves	$76,582	$63,964
Postretirement health care and deferred compensation	49,652	42,248
Tax credits	16,763	1,936
Loss carryforward	25,027	37,931
Other	14,573	9,524

Total deferred tax assets	182,597	155,603

Deferred tax liabilities:
Pension, including minimum liability	52,715	53,094
Equity method investments	55,128	19,423
Property, plant and equipment	159,034	72,780
Other	12,960	7,785

Total deferred tax liabilities	279,837	153,082

Deferred tax assets valuation reserve	(571)	(3,392)

Net deferred tax liability	$(97,811)	$(871)

For the year ended August 31, 2004, NCRA decreased its valuation allowance by $5.0 million due to a reduction in NCRA’s deferred tax benefits. The Company recorded a $4.4 million valuation allowance to offset deferred tax benefits relating to a capital loss carryforward in that same period. During its August 31, 2006 fiscal year, the Company reduced its valuation allowance on that capital loss carryforward due to capital gains generated during the year.

As of August 31, 2006, net deferred taxes of $77.6 million and $175.4 million are included in current assets and other liabilities, respectively ($62.3 million and $63.1 million in current assets and other liabilities, respectively, as of August 31, 2005).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. NCRA files separate tax returns and, as such, these items must be assessed independent of the Company’s deferred tax assets when determining recoverability.

As of August 31, 2006, NCRA and the Company have net operating loss carryforwards of $46.1 million and $16.4 million, respectively, for tax purposes available to offset future taxable income. If not used, these carryforwards will expire in fiscal years beginning in 2023 through 2025.

The reconciliation of the statutory federal income tax rates to the effective tax rates for continuing operations for the years ended August 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(27.4)	(26.9)	(24.8)
Export activities at rates other than the US statutory rate	(0.8)	(2.4)	(4.4)
Valuation allowance	(0.5)	(2.6)	0.2
Tax credits	(1.8)
Other	0.8	3.2	1.6

Effective tax rate	9.2%	10.2%	11.5%

10.	Equities

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

Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. Redemptions are at the discretion of the Board of Directors.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years, and another for individual members who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by that member, and the denominator is the sum of the patronage certificates eligible for redemption held by all eligible non-individuals members. In addition to the annual pro-rata program, the Board of Directors has approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. Approximately $40.2 million will be redeemed to active non-individual members and the balance to active individual members, of which the oldest outstanding capital equity certificates will be redeemed through the year 1989.

For the years ended August 31, 2006, 2005 and 2004, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors in the amounts of $55.9 million, $23.7 million and $10.3 million, respectively. An additional $23.8 million, $20.0 million and $13.0 million of capital equity certificates were redeemed in fiscal years 2006, 2005 and 2004, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $26.10, $27.58 and $27.10, which was the closing price per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of the stock on the NASDAQ National Market on January 23, 2006, January 24, 2005 and March 2, 2004, respectively. On August 31, 2006, the Company had 5,864,238 shares of Preferred Stock outstanding with a total redemption value of approximately $146.6 million, excluding accumulated dividends. The Preferred Stock is redeemable at the Company’s option beginning in 2008.

The Company expects cash redemptions related to the year ended August 31, 2006, that will be distributed in fiscal year 2007, to be approximately $112.4 million. These expected distributions are classified as a current liability on the August 31, 2006 Consolidated Balance Sheet.

The Preferred Stock is listed on the NASDAQ National Market under the symbol CHSCP. The Preferred Stock accumulates dividends at a rate of 8% per year, and dividends are payable quarterly.

11.	Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2006 and 2005 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$330,037	$300,436	$27,440	$20,998	$29,845	$28,327
Service cost	14,892	12,749	2,195	991	1,024	874
Interest cost	17,037	18,039	1,368	1,175	1,568	1,776
Plan amendments	430		345	61		(330)
Transfers			(5,049)			(222)
Actuarial (gain) loss	(8,813)	(3,031)	(885)	2,530	(552)	(1,136)
Special agreement			85	131
Assumption change	(6,614)	23,961	(1,333)	2,137	(1,124)	2,677
Benefits paid	(22,271)	(22,117)	(785)	(583)	(2,446)	(2,121)

Benefit obligation at end of period	$324,698	$330,037	$23,381	$27,440	$28,315	$29,845

Change in plan assets:
Fair value of plan assets at beginning of period	$331,727	$299,552
Actual income on plan assets	25,688	32,292
Company contributions	6,955	22,000	$785	$583	$2,446	$2,451
Participants contributions						(330)
Benefits paid	(22,271)	(22,117)	(785)	(583)	(2,446)	(2,121)

Fair value of plan assets at end of period	$342,099	$331,727	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)
Funded status	$17,401	$1,690	$(23,381)	$(27,440)	$(28,315)	$(29,845)
Employer contributions after measurement date			328		205	220
Unrecognized actuarial loss (gain)	104,665	124,930	888	3,749	(1,181)	362
Unrecognized transition obligation					6,452	7,389
Unrecognized prior service cost	5,513	5,939	2,009	2,526	(1,362)	(1,669)
Special agreement			(85)	(131)

Prepaid benefit cost (accrued)	$127,579	$132,559	$(20,241)	$(21,296)	$(24,201)	$(23,543)

Amounts recognized on balance sheets consist of:
Other assets (accrued benefit liability)	$127,579	$132,559	$(21,396)	$(24,840)	$(24,201)	$(23,543)
Intangible assets			599	2,464
Accumulated other comprehensive loss			556	1,080

Net amounts recognized	$127,579	$132,559	$(20,241)	$(21,296)	$(24,201)	$(23,543)

For measurement purposes, an 8.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2006. The rate was assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2006, 2005 and 2004 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$14,892	$12,749	$11,548	$2,195	$991	$932	$1,024	$874	$754
Interest cost	17,037	18,039	17,203	1,368	1,175	1,032	1,568	1,776	1,758
Expected return on assets	(28,362)	(27,648)	(27,489)
Prior service cost amortization	855	792	843	516	519	863	(305)	(294)	(174)
Actuarial loss amortization	7,513	5,759	4,149	210	124	103	17	43	108
Transition amount amortization							936	936	936

Net periodic benefit cost	$11,935	$9,691	$6,254	$4,289	$2,809	$2,930	$3,240	$3,335	$3,382

Average assumptions:
Discount rate	6.05%	5.25%	6.40%	6.05%	5.25%	6.25%	6.05%	5.25%	6.40%
Expected return on plan assets	8.80%	9.00%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.80%	4.30%	4.50%	4.50%	5.00%	4.50%	4.80%	4.30%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-qualified pension benefits with accumulated benefit obligations in excess of plan assets were as follows as of August 31, 2006 and 2005:

	Non-Qualified
	Pension Benefits
	2006	2005
	(Dollars in thousands)
Projected benefit obligation	$23,381	$27,440
Accumulated benefit obligation	21,491	24,693
Fair value of plan assets	—	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$306	$(271)
Effect on postretirement benefit obligation	2,516	(2,262)

The Company provides defined life insurance and health care benefits for certain retired employees and board of directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $9.7 million, $9.5 million and $8.6 million, for the years ended August 31, 2006, 2005 and 2004, respectively.

The Company contributed $7.0 million to qualified pension plans in fiscal year 2006. Because the plans are fully funded, the Company does not expect to contribute to the pension plans in fiscal year 2007. The Company expects to pay $2.3 million to participants of the non-qualified pension and postretirement benefit plans during 2007.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

			Other Benefits
	Qualified	Non-Qualified		Part D
	Pension Benefits	Pension Benefits	Gross	Reimbursement
	(Dollars in thousands)
2007	$25,389	$636	$1,684	$200
2008	24,999	674	1,871	200
2009	26,249	689	2,039	200
2010	29,965	714	2,330	200
2011	27,445	673	2,657	200
2012-2016	168,955	4,447	16,345	900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has trusts that hold the assets for the defined benefit plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the Company’s plan assets are to:

•	optimize the long-term returns on plan assets at an acceptable level of risk, and

•	maintain broad diversification across asset classes and among investment managers, and

•	focus on long-term return objectives.

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. The Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plans that receive high, investment grade ratings by recognized ratings agencies.

The investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities, fixed income securities and real estate. Securities are also diversified in terms of domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.

The committees believe that with prudent risk tolerance and asset diversification, the plan should be able to meet its pension obligations in the future.

The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2006	2005
Cash	0.0%	1.7%
Debt	31.3	27.8
Equities	63.7	64.5
Real estate	3.8	4.0
Other	1.2	2.0

Total	100.0%	100.0%

12.	Segment Reporting

The Company aligned its business segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, the Company has three chief operating officers to lead its three business segments; Energy, Ag Business and Processing.

The Energy segment derives its revenues through refining, wholesaling, marketing and retailing of petroleum products. The Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company. The Company includes other business operations in Corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s insurance, hedging and other service activities related to crop production.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

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

Segment information for the years ended August 31, 2006, 2005 and 2004 is as follows:

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2006:
Revenues	$7,414,361	$6,575,165	$614,471	$33,175	$(253,337)	$14,383,835
Cost of goods sold	6,834,676	6,401,527	588,732	(1,091)	(253,337)	13,570,507

Gross profit	579,685	173,638	25,739	34,266	—	813,328
Marketing, general and administrative	82,867	99,777	21,645	26,949		231,238

Operating earnings	496,818	73,861	4,094	7,317	—	582,090
Interest, net	6,534	23,559	11,096	116		41,305
Equity income from investments	(3,840)	(40,902)	(35,504)	(3,942)		(84,188)
Minority interests	86,483	(509)				85,974

Income from continuing operations before income taxes	$407,641	$91,713	$28,502	$11,143	$—	$538,999

Intersegment sales	$(242,430)	$(8,779)	$(368)	$(1,760)	$253,337	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$175,231	$44,542	$13,313	$1,906		$234,992

Depreciation and amortization	$75,581	$31,471	$14,049	$5,676		$126,777

Total identifiable assets at August 31, 2006	$2,164,217	$1,806,243	$518,186	$453,937		$4,942,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2005:
Revenues	$5,794,266	$5,670,644	$613,766	$30,672	$(182,386)	$11,926,962
Cost of goods sold	5,487,813	5,541,282	604,198	(1,049)	(182,386)	11,449,858

Gross profit	306,453	129,362	9,568	31,721	—	477,104
Marketing, general and administrative	69,951	83,600	20,750	25,053		199,354

Operating earnings (losses)	236,502	45,762	(11,182)	6,668	—	277,750
Gain on sale of investments	(862)	(11,358)	(457)	(336)		(13,013)
Interest, net	8,918	20,535	12,287	(231)		41,509
Equity income from investments	(3,478)	(55,473)	(36,202)	(589)		(95,742)
Minority interests	46,741	(41)		1,036		47,736

Income from continuing operations before income taxes	$185,183	$92,099	$13,190	$6,788	$—	$297,260

Intersegment sales	$(170,642)	$(9,640)	$(502)	$(1,602)	$182,386	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$205,484	$27,600	$4,751	$19,635		$257,470

Depreciation and amortization	$59,847	$30,748	$13,868	$5,869		$110,332

Total identifiable assets at August 31, 2005	$2,238,614	$1,604,571	$420,373	$463,379		$4,726,937

For the year ended August 31, 2004:
Revenues	$4,038,561	$6,306,530	$734,944	$31,466	$(142,420)	$10,969,081
Cost of goods sold	3,780,726	6,187,082	703,129	(802)	(142,420)	10,527,715

Gross profit	257,835	119,448	31,815	32,268	—	441,366
Marketing, general and administrative	72,876	85,479	20,323	23,777		202,455

Operating earnings	184,959	33,969	11,492	8,491	—	238,911
Gain on sale of investments	(14,666)					(14,666)
Gain on legal settlements		(692)				(692)
Interest, net	12,090	18,932	12,392	(656)		42,758
Equity income from investments	(1,399)	(47,488)	(29,966)	(169)		(79,022)
Minority interests	32,507	(24)		1,347		33,830

Income from continuing operations before income taxes	$156,427	$63,241	$29,066	$7,969	$—	$256,703

Intersegment sales	$(121,199)	$(18,372)	$(1,363)	$(1,486)	$142,420	$—

Capital expenditures	$187,937	$35,240	$8,757	$13,214		$245,148

Depreciation and amortization	$57,195	$30,887	$13,536	$6,781		$108,399

During the year ended August 31, 2004, the Company received cash proceeds and recorded gains of $0.7 million, related to legal settlements from several vitamin product suppliers against whom the Company alleged certain price-fixing claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Environmental

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

In connection with certain refinery upgrades and enhancements now complete, in order to comply with existing environmental regulations, the Company incurred capital expenditures from fiscal year 2003 through 2006 totaling $88.1 million for the Company’s Laurel, Mont. refinery and $328.7 million for NCRA’s McPherson, Kan. refinery.

Other Litigation and Claims

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

Grain Storage

As of August 31, 2006 and 2005, the Company stored grain and processed grain products for third parties totaling $199.2 million and $170.4 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit for related companies. The Company’s bank covenants allow maximum guarantees of $150.0 million, of which $50.1 million was outstanding as of August 31, 2006. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million.

In the past, the Company made seasonal and term loans to member cooperatives, and its wholly-owned subsidiary, Fin-Ag, Inc., made loans for agricultural purposes to individual producers. Some of these loans were sold to CoBank, and the Company guaranteed a portion of the loans sold, some of which are still outstanding. Currently these loans are made by Cofina. The Company may, at its own discretion, choose to guarantee certain loans made by Cofina. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s obligations pursuant to its guarantees as of August 31, 2006 are as follows:

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2006	Guarantee	Expiration Date	Event	Provisions	as Collateral
	(Dollars in thousands)

The Company’s financial services cooperative loans sold to CoBank	*	$91	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure

Provista Renewable Fuels Marketing, LLC	$20,000	12,523	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None

Horizon Milling, LLC	$5,000	—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None

TEMCO, LLC	$25,000	4,500	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None

TEMCO, LLC	$1,000	729	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None

Third parties	*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

Cofina Financial, LLC	$30,834	27,361	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

Cofina Financial, LLC	$10,600	3,900	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

		$50,104

*	The Company’s bank covenants allow for guarantees of up to $150 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases approximately 2,100 rail cars with remaining lease terms of one to 10 years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases term.

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $38.5 million, $31.0 million and $35.3 million for the years ended August 31, 2006, 2005 and 2004, respectively. Mileage credits and sublease income totaled $3.2 million, $8.6 million and $7.2 million for the years ended August 31, 2006, 2005 and 2004, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2006 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total
	(Dollars in thousands)

2007	$12,667	$16,337	$2,550	$31,554
2008	12,408	13,409	1,803	27,620
2009	6,500	10,235	1,457	18,192
2010	5,726	7,913	1,273	14,912
2011	4,911	2,673	1,173	8,757
Thereafter	7,350	651	862	8,863

Total minimum future lease payments	$49,562	$51,218	$9,118	$109,898

14.	Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Dollars in thousands)
Net cash paid (received) during the period for:
Interest	$54,228	$57,569	$52,004
Income taxes	(23,724)	(8,804)	27,997
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for preferred stock	23,824	19,996	12,990
Capital equity certificates issued in exchange for elevator properties	11,064	1,375	13,355
Accrual of dividends and equities payable	(249,774)	(132,406)	(83,569)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Related party transactions with equity and cooperative investees as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Sales	$1,475,478	$1,066,604
Purchases	468,286	642,840
Receivables	27,208	37,713
Payables	50,105	25,576

These related party transactions were primarily with TEMCO, LLC, CF Industries, Inc., Agriliance LLC, Horizon Milling, LLC, United Harvest, LLC, US BioEnergy Corporation and Ventura Foods, LLC.

16.	Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)
Net income	$490,297	$250,016	$221,332
Additional minimum pension liability, net of tax expense of $282, $1,854 and $5,432 in 2006, 2005 and 2004, respectively	444	2,822	10,016
Unrealized net gains on available for sale investments, net of tax expense of $1,138, $5,147 and $340 in 2006, 2005 and 2004, respectively	1,787	8,085	698
Interest rate hedges, net of tax expense of $826, $279 and $226 in 2006, 2005 and 2004, respectively	1,298	439	356
Energy derivative instruments qualified for hedge accounting, net of tax expense of $1,787 in 2006	2,806
Foreign currency translation adjustment, net of tax expense of $1,142, $484 and $57 in 2006, 2005 and 2004, respectively	1,796	760	108

Comprehensive income	$498,428	$262,122	$232,510

The components of accumulated other comprehensive income, net of taxes, as of August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Additional minimum pension liability, net of tax benefit of $423 and $705 in 2006 and 2005, respectively	$(664)	$(1,108)
Unrealized net gains on available for sale investments, net of tax expense of $6,625 and $5,487 in 2006 and 2005, respectively	10,406	8,619
Interest rate hedges, net of tax benefit of $1,332 and $2,159 in 2006 and 2005, respectively	(2,092)	(3,390)
Energy derivative instruments qualified for hedge accounting, net of tax expense of $1,787 in 2006	2,806
Foreign currency translation adjustment, net of tax expense of $1,683 and $541 in 2006 and 2005, respectively	2,646	850

Accumulated other comprehensive income	$13,102	$4,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Restatement

The Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004 have been restated to correct an error in the classification of the Company’s cash flows received from its interest in joint ventures and distributions made to minority owners. The Company has determined that a portion of the cash flows from its joint ventures should have been considered a return on its investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. Additionally, the Company had previously reported distributions to minority owners as investing activities when they should be classified as financing activities.

The restatements do not have an impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on the Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004. In addition, they did not have an impact on the Consolidated Balance Sheets as of August 31, 2005 and 2004.

Summarized results of previously reported and restated Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004 are as follows:

	2005		2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Dollars in thousands)
Cash flows from operating activities:
Distributions from equity investments		$64,869		$58,702
Net cash provided by operating activities	$209,188	276,531	$333,289	394,345
Cash flows from investing activities:
Equity investments redeemed	74,231		65,158
Investments redeemed	4,152	13,514	9,481	15,937
Distributions to minority owners	(29,925)		(15,908)
Net cash used in investing activities	(56,958)	(91,902)	(181,284)	(224,078)
Cash flows from financing activities:
Distributions to minority owners		(29,925)		(15,908)
Net cash used in financing activities	(47,703)	(80,102)	(183,763)	(202,025)
Net increase (decrease) in cash and cash equivalents	104,527	104,527	(31,758)	(31,758)

Cash and cash equivalents at beginning of period	136,491	136,491	168,249	168,249

Cash and cash equivalents at end of period	$241,018	$241,018	$136,491	$136,491

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

November 9, 2006
Minneapolis, Minnesota