Form 10-Q
period 2006-11-30
CHS INC
filed 2007-01-11
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2006.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 30, 2006

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2006	2006	2005
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$112,232	$112,525	$244,756
Receivables	1,141,811	1,076,602	938,148
Inventories	1,180,498	1,130,824	1,006,853
Other current assets	600,990	298,666	297,846

Total current assets	3,035,531	2,618,617	2,487,603
Investments	713,382	624,253	561,869
Property, plant and equipment	1,525,028	1,476,239	1,395,180
Other assets	237,553	223,474	224,745

Total assets	$5,511,494	$4,942,583	$4,669,397

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$291,422	$22,007	$21,147
Current portion of long-term debt	61,443	60,748	36,942
Customer credit balances	75,907	66,468	70,964
Customer advance payments	118,319	82,362	103,087
Checks and drafts outstanding	77,558	57,083	61,004
Accounts payable	917,719	904,143	902,808
Accrued expenses	410,433	347,078	303,889
Dividends and equities payable	254,539	249,774	203,521

Total current liabilities	2,207,340	1,789,663	1,703,362
Long-term debt	665,756	683,997	729,356
Other liabilities	355,452	310,157	239,416
Minority interests in subsidiaries	156,870	141,375	160,813
Commitments and contingencies
Equities	2,126,076	2,017,391	1,836,450

Total liabilities and equities	$5,511,494	$4,942,583	$4,669,397

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,
	2006	2005
	(dollars in thousands)

Revenues	$3,751,070	$3,453,513
Cost of goods sold	3,528,794	3,199,068

Gross profit	222,276	254,445
Marketing, general and administrative	52,102	49,626

Operating earnings	170,174	204,819
Gain on sale of investment	(5,348)
Interest, net	7,688	7,331
Equity income from investments	(4,531)	(9,177)
Minority interests	18,912	32,161

Income from continuing operations before income taxes	153,453	174,504
Income taxes	17,171	20,478

Income from continuing operations	136,282	154,026
Income on discontinued operations, net of taxes		(208)

Net income	$136,282	$154,234

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2006	2005
		(as restated)
	(dollars in thousands)

Cash flows from operating activities:
Net income	$136,282	$154,234
Depreciation and amortization	34,201	27,984
Income from equity investments	(4,531)	(9,177)
Distributions from equity investments	15,272	3,532
Minority interests	18,912	32,161
Noncash patronage dividends received	(321)	(251)
(Gain) loss on sale of property, plant and equipment	(302)	294
Gain on sale of investment	(5,348)
Deferred taxes	17,171	37,512
Other, net	375	228
Changes in operating assets and liabilities:
Receivables	(39,841)	151,493
Inventories	(45,118)	(90,281)
Other current assets and other assets	(300,523)	57,168
Customer credit balances	9,439	(20,938)
Customer advance payments	35,932	(23,813)
Accounts payable and accrued expenses	82,329	(141,678)
Other liabilities	11,458	(14,782)

Net cash (used in) provided by operating activities	(34,613)	163,686

Cash flows from investing activities:
Acquisition of property, plant and equipment	(80,192)	(64,524)
Proceeds from disposition of property, plant and equipment	1,415	5,431
Investments	(77,420)	(37,015)
Investments redeemed	1,376	1,175
Proceeds from sale of investment	10,918
Changes in notes receivable	(32,546)	8,826
Other investing activities, net	(3,097)	(45)

Net cash used in investing activities	(179,546)	(86,152)

Cash flows from financing activities:
Changes in notes payable	269,415	(40,000)
Principal payments on long-term debt	(17,641)	(6,776)
Changes in checks and drafts outstanding	20,475	(6,582)
Distribution to minority owners	(8,313)	(11,677)
Costs incurred — capital equity certificates redeemed	(4)
Preferred stock dividends paid	(2,932)	(2,476)
Retirements of equities	(47,134)	(6,285)

Net cash provided by (used in) financing activities	213,866	(73,796)

Net (decrease) increase in cash and cash equivalents	(293)	3,738
Cash and cash equivalents at beginning of period	112,525	241,018

Cash and cash equivalents at end of period	$112,232	$244,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of November 30, 2006 and 2005, and the statements of operations and cash flows for the three months ended November 30, 2006 and 2005 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2006 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2006, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Goodwill was $3.9 million, $3.9 million and $3.3 million on November 30, 2006, August 31, 2006 and November 30, 2005, respectively, and is included in other assets in the consolidated balance sheets. The increase in goodwill during fiscal 2006 was due to the consolidation of Provista Renewable Fuels Marketing, LLC, included in our Energy segment, which had $0.6 million of goodwill on its balance sheet.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets was $29.2 million with total accumulated amortization of $9.4 million as of November 30, 2006. Intangible assets of $2.7 million were acquired during the three months ended November 30, 2006. Total amortization expense for intangible assets during the three-month periods ended November 30, 2006 and 2005, was $0.7 million and $0.6 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.4 million annually for the first three years, $2.2 million for the fourth year and $1.8 million for the following year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements.

Based on the funded status of our defined benefit pension and postretirement medical plans as of the most recent measurement dates, we would be required to increase our net liabilities for pension and postretirement medical benefits upon adoption of SFAS No. 158, which would result in a decrease to owners equity in our Consolidated Balance Sheet. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at August 31, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP shall be applied to the first fiscal year beginning after December 15, 2006. We are currently using the accrue-in-advance method of accounting, and are in the process of assessing the impact this FSP will have on our consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2006	2006	2005

Trade	$1,101,845	$1,056,514	$923,090
Other	95,215	73,986	77,117

	1,197,060	1,130,500	1,000,207
Less allowances for doubtful accounts	55,249	53,898	62,059

	$1,141,811	$1,076,602	$938,148

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2006	2006	2005

Grain and oilseed	$619,913	$511,413	$460,182
Energy	378,260	447,664	372,050
Feed and farm supplies	146,516	137,978	146,347
Processed grain and oilseed	34,128	32,198	26,754
Other	1,681	1,571	1,520

	$1,180,498	$1,130,824	$1,006,853

Note 4.	Derivative Assets and Liabilities

Included in other current assets on November 30, 2006, August 31, 2006 and November 30, 2005 are derivative assets of $252.3 million, $74.3 million and $72.7 million, respectively. Included in accrued expenses on November 30, 2006, August 31, 2006 and November 30, 2005 are derivative liabilities of $174.7 million, $97.8 million and $80.8 million, respectively.

Note 5.	Investments

US BioEnergy Corporation (US BioEnergy), is an ethanol production company which currently has two ethanol plants in operation, one in Woodbury, Michigan and the other in Central City, Nebraska. In addition, there are three ethanol plants under construction in Albert City, Iowa, Ord, Nebraska and Hankinson, North Dakota and an expansion project in progress at the plant in Central City, Nebraska. US BioEnergy has also announced plans to build additional ethanol plants in the Midwest.

During the three months ended November 30, 2006, we made an additional investment of $35.0 million in US BioEnergy, bringing our total cash investments for Class A Common Stock in the company to $105.0 million. Prior investments in US BioEnergy included an investment of $35.0 million during the three months ended November 30, 2005 and another investment of $35.0 million during the three months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering, and in December 2006, US BioEnergy went public, bringing our current ownership in the company to approximately 22%. Based upon the per share price of $14.00 at the initial public offering in December 2006, our investment had a market value of approximately $201 million. We are recognizing earnings of US BioEnergy to the extent of our ownership interest using the equity method of accounting.

During the three months ended November 30, 2006, we made investments in two new ventures. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round.

We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership), included in our Processing segment, during the three months ended November 30, 2006, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the three months ended November 30, 2006, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Agriliance LLC (Agriliance), an investment included in our Ag Business segment, is a wholesale and retail crop nutrients and crop protections products company that is owned and governed 50% by us through United Country Brands, LLC (100% owned subsidiary) and 50% by Land O’Lakes, Inc. We also own a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes vegetable oil-based products, and is included in our Processing segment.

As of November 30, 2006, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $43.7 million. Of this basis difference, $4.1 million is being amortized over the remaining life of the corresponding assets, which is approximately six years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of November 30, 2006, August 31, 2006 and November 30, 2005 and statements of operations for the three-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended
	November 30,
	2006	2005

Net sales	$398,133	$387,361
Gross profit	55,464	51,678
Net income	22,007	16,673

	November 30,	August 31,	November 30,
	2006	2006	2005

Current assets	$267,583	$237,117	$235,582
Non-current assets	440,261	441,435	452,703
Current liabilities	166,172	141,080	164,110
Non-current liabilities	308,172	308,377	306,274

Agriliance LLC

	For the Three Months Ended
	November 30,
	2006	2005

Net sales	$669,993	$692,461
Gross profit	45,623	57,565
Net loss	(31,389)	(15,708)

	November 30,	August 31,	November 30,
	2006	2006	2005

Current assets	$1,485,243	$1,261,874	$1,557,983
Non-current assets	165,704	166,365	152,601
Current liabilities	1,253,078	999,038	1,305,025
Non-current liabilities	132,128	132,071	118,964

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 6.	Discontinued Operations

In our fiscal year 2005, we sold the majority of our Mexican foods business, and in our fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for three months ended November 30, 2005, and the summarized results are as follows:

For the Three Months Ended
November 30, 2005

Marketing, general and administrative *	$(499)
Interest, net	158
Income tax expense	133

Income from discontinued operations	$(208)

*	Includes a gain of $0.8 million on the sale of a facility.

Note 7.	Interest, net

Interest, net for the three months ended November 30, 2006 and 2005 is as follows:

	For the Three Months Ended
	November 30,
	2006	2005
	(dollars in thousands)

Interest expense	$11,283	$11,674
Interest income	3,595	4,343

Interest, net	$7,688	$7,331

Note 8.	Equities

Changes in equity for the three-month periods ended November 30, 2006 and 2005 are as follows:

	Fiscal	Fiscal
	2007	2006

Balances, September 1, 2006 and 2005	$2,017,391	$1,757,897
Net income	136,282	154,234
Other comprehensive income	26,259	2,246
Equities retired	(47,134)	(6,285)
Equity retirements accrued	47,134	6,285
Equities issued in exchange for elevator properties	864	1,847
Preferred stock dividends	(2,932)	(2,476)
Preferred stock dividends accrued	1,955	1,650
Accrued dividends and equities payable	(53,855)	(79,050)
Other, net	112	102

Balances, November 30, 2006 and 2005	$2,126,076	$1,836,450

Note 9.	Comprehensive Income

Total comprehensive income primarily consists of net income, unrealized net gains or losses on available for sale investments and energy derivatives, and the effects of minimum pension liability adjustments. For the

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

three months ended November 30, 2006 and 2005, total comprehensive income amounted to $162.5 million and $156.5 million, respectively. Accumulated other comprehensive income on November 30, 2006, August 31, 2006 and November 30, 2005 was $39.4 million, $13.1 million and $7.2 million, respectively. The change in accumulated other comprehensive income during the three months ended November 30, 2006, consisted primarily of gains on available for sale investments and energy derivatives.

Note 10.	Employee Benefit Plans

Employee benefit information for the three months ended November 30, 2006 and 2005 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost for the three months ended November 30:
Service cost	$3,624	$3,723	$254	$548	$256	$256
Interest cost	4,817	4,259	360	342	416	392
Return on plan assets	(7,211)	(7,091)
Prior service cost amortization	211	214	125	129	(128)	(76)
Actuarial loss amortization	1,502	1,878	16	53	(14)	4
Transition amount amortization					234	234

Net periodic benefit cost	$2,943	$2,983	$755	$1,072	$764	$810

Employer Contributions:

During the three months ended November 30, 2006, National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, contributed $2.9 million to its pension plan.

Note 11.	Segment Reporting

We aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Corporate and Other primarily represents our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports many of those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers to be non-symmetrical. Due to efficiencies in scale, cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling), and an approximate 22% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In our fiscal year 2005, we sold the majority of our Mexican foods business, and in our fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for three months ended November 30, 2005.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA), included in our Energy segment. During fiscal 2006, our Energy segment investment in Provista Renewable Fuels Marketing, LLC (Provista) resulted in financial statement consolidation. The effects of all significant intercompany transactions have been eliminated.

Reconciling Amounts represent the elimination of sales between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three months ended November 30, 2006 and 2005 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2006
Revenues	$1,853,409	$1,804,616	$155,024	$7,306	$(69,285)	$3,751,070
Cost of goods sold	1,702,786	1,746,843	148,463	(13)	(69,285)	3,528,794

Gross profit	150,623	57,773	6,561	7,319	—	222,276
Marketing, general and administrative	20,987	19,285	5,956	5,874		52,102

Operating earnings	129,636	38,488	605	1,445	—	170,174
Gain on sale of investment		(5,348)				(5,348)
Interest, net	385	5,170	2,887	(754)		7,688
Equity (income) losses from investments	(1,056)	10,589	(12,850)	(1,214)		(4,531)
Minority interests	18,961	(49)				18,912

Income from continuing operations before income taxes	$111,346	$28,126	$10,568	$3,413	$—	$153,453

Intersegment sales	$(67,820)	$(1,381)	$(84)		$69,285	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$66,143	$8,600	$4,949	$500		$80,192

Depreciation and amortization	$21,016	$8,186	$3,650	$1,349		$34,201

Total identifiable assets at November 30, 2006	$2,130,876	$2,240,442	$600,463	$539,713		$5,511,494

For the Three Months Ended November 30, 2005
Revenues	$1,861,256	$1,490,543	$152,978	$7,324	$(58,588)	$3,453,513
Cost of goods sold	1,665,456	1,446,890	145,310		(58,588)	3,199,068

Gross profit	195,800	43,653	7,668	7,324	—	254,445
Marketing, general and administrative	17,441	21,162	4,958	6,065		49,626

Operating earnings	178,359	22,491	2,710	1,259	—	204,819
Interest, net	1,119	3,504	2,423	285		7,331
Equity (income) losses from investments	(838)	2,261	(9,591)	(1,009)		(9,177)
Minority interests	32,127	34				32,161

Income from continuing operations before income taxes	$145,951	$16,692	$9,878	$1,983	$—	$174,504

Intersegment sales	$(55,563)	$(2,327)	$(109)	$(589)	$58,588	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$50,528	$12,097	$1,507	$392		$64,524

Depreciation and amortization	$15,737	$7,541	$3,481	$1,225		$27,984

Total identifiable assets at November 30, 2005	$2,105,351	$1,736,940	$456,272	$370,834		$4,669,397

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 12.	Commitments and Contingencies

Environmental

We have incurred capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006. These expenditures at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery were complete in fiscal year 2006. We incurred capital expenditures from fiscal year 2003 through 2006 for these projects totaling $88.1 million at our Laurel, Montana refinery and $328.7 million at NCRA’s McPherson, Kansas refinery.

Guarantees

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $55.0 million was outstanding on November 30, 2006. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees.

In the past, we made seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., made loans for agricultural purposes to individual producers. Some of these loans were sold to CoBank, ACB (CoBank), and we guaranteed a portion of the loans sold, some of which are still outstanding. Currently these loans are made by Cofina Financial, LLC (Cofina), in which we have a 49% ownership interest. We may, at our own discretion, choose to guarantee certain loans made by Cofina. In addition, we also guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of November 30, 2006 are as follows:

	Guarantee/		Exposure on
	Maximum		November 30,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure		2006	Nature of Guarantee	Date	Event	Provisions	as Collateral
	(dollars in thousands)

The Company’s financial services cooperative loans sold to CoBank		*	$498	10% of the obligations of borrowers (agricultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Provista Renewable Fuels Marketing, LLC	$20,000		10,000	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000		—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000		19,375	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/		Exposure on
	Maximum		November 30,		Expiration	Triggering	Recourse	Assets Held
Entities	Exposure		2006	Nature of Guarantee	Date	Event	Provisions	as Collateral
	(dollars in thousands)

TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$22,720		19,212	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$10,600		3,900	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

			$54,985

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Note 13.	Restatement

We previously restated our Consolidated Statement of Cash Flows for the three months ended November 30, 2005, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures and distributions made to minority owners. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. Additionally, we previously reported distributions to minority owners as investing activities when they should have been classified as financing activities.

The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the three months ended November 30, 2005. In addition, it did not have any impact on our Consolidated Balance Sheet as of November 30, 2005.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized results of the previously reported and restated Consolidated Statement of Cash Flows for the three months ended November 30, 2005 is as follows:

	As	As
	Reported	Restated
	(unaudited)
	(dollars in thousands)

Cash flows from operating activities:
Distributions from equity investments		$3,532
Net cash provided by operating activities	$160,154	163,686
Cash flows from investing activities:
Equity investments redeemed	3,532
Investments redeemed	1,175	1,175
Distributions to minority owners	(11,677)
Net cash used in investing activities	(94,297)	(86,152)
Cash flows from financing activities:
Distributions to minority owners		(11,677)
Net cash used in financing activities	(62,119)	(73,796)
Net increase in cash and cash equivalents	3,738	3,738
Cash and cash equivalents at beginning of period	241,018	241,018
Cash and cash equivalents at end of period	244,756	244,756

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2006, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Environmental liabilities could adversely affect our results and financial condition.  Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines and injunctions. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages and to adverse publicity. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonably estimated.

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

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2006, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their local cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

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

We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the Midwestern and Western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based food products.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA), included in our Energy segment. During 2006, our Energy segment investment in Provista Renewable Fuels Marketing, LLC (Provista) resulted in financial statement consolidation. The effects of all significant intercompany transactions have been eliminated.

We operate three business segments: Energy, Ag Business and Processing. Together, our three business segments create vertical integration to link producers with consumers. Corporate and Other primarily represents our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling), and an approximate 22% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

We previously restated oaur Consolidated Statement of Cash Flows for the three months ended November 30, 2005, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures and distributions made to minority owners. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. Additionally, we previously reported distributions to minority owners as investing activities when they should have been classified as financing activities. The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the three months ended November 30, 2005. In addition, it did not have any impact on our Consolidated Balance Sheet as of November 30, 2005.

Results of Operations

Comparison of the three months ended November 30, 2006 and 2005

General.  We recorded income from continuing operations before income taxes of $153.5 million during the three months ended November 30, 2006 compared to $174.5 million during the three months ended November 30, 2005, a decrease of $21.0 million (12%). These results reflected decreased pretax earnings in our Energy segment, partially offset by improved earnings in our Ag Business and Processing segments, and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $111.3 million for the three months ended November 30, 2006 compared to $146.0 million in the three months ended November 30, 2005. This decrease in earnings of $34.7 million (24%) is primarily attributable to lower margins on refined fuels, which resulted mainly from changes in the refining capacity and global demand. With hurricane damage to gulf-coast refineries at the start of fiscal year 2006, the energy industry faced supply restrictions and distribution disruptions. This situation created wide margins for inland refineries not affected by the hurricanes during the fall of 2005. Earnings in our propane, renewable fuels marketing, transportation, and lubricants operations improved during the three months ended November 30, 2006 when compared to the same three-month period of the previous year. These improvements were partially offset by decreased earnings in our petroleum equipment businesses.

Our Ag Business segment generated income from continuing operations before income taxes of $28.1 million for the three months ended November 30, 2006 compared to $16.7 million in the three months ended November 30, 2005, an increase in earnings of $11.4 million (68%). Strong domestic grain movement, much of it driven by increased US ethanol production, contributed to improved performance by both grain marketing and country operations businesses. Our country operations earnings increased $9.1 million, primarily as a result of overall improved product margins, including historically high margins on energy, sunflower, agronomy and grain transactions. Market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $4.3 million during the three months ended November 30, 2006 compared with the same period in 2005, primarily from increased grain volumes and improved margins on those grains. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during the current year, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business. Additionally, during the three months ended November 30, 2006, we sold approximately 25% of our investment in CF Industries Holdings, Inc. (CF), a domestic fertilizer manufacturer in which we hold a minority interest, and we received cash of $10.9 million and recorded a gain of $5.3 million. These improvements in earnings in our country operations, grain marketing, partial sale of CF, and some of our agronomy businesses, were partially offset by reduced earnings generated by Agriliance, an agronomy joint venture in which we hold a 50% interest. Those results, net of allocated internal expenses, decreased

$7.3 million, primarily because of reduced wholesale crop nutrient margins, partially offset by improved retail and wholesale crop protection margins. Weather-interrupted supply patterns and resulting price fluctuations dramatically reduced crop nutrient use and sales during the year. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the resulting transportation grid, led to price increases early in fiscal 2006. Coupled with high energy costs and lower grain prices in early plant planning of 2006 many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant decline in realizable value of inventories and reduced revenues.

Our Processing segment generated income from continuing operations before income taxes of $10.6 million for the three months ended November 30, 2006 compared to $9.9 million in the three months ended November 30, 2005, an increase in earnings of $0.7 million (7%). Our share of earnings from Ventura Foods, our packaged foods joint venture, increased $2.7 million during the three months ended November 30, 2006, compared to the same period in the prior year, primarily from improved product margins. Our share of earnings from our wheat milling joint ventures reported similar earnings for the three months ended November 30, 2006, compared to the same period in the prior year. We recorded our share of pretax losses, net of internal expenses, related to US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company in which we hold a minority ownership interest, of $0.9 million and $0.1 million, respectively, for the three months ended November 30, 2006 and 2005. Oilseed processing earnings decreased $1.3 million during the three months ended November 30, 2006 as compared to the same period in the prior year. This was primarily the result of reduced oilseed refining margins partially offset by improved crushing margins. While volumes stayed fairly consistent at our two crushing facilities, oilseed crushing margins showed significant improvement when comparing the three months ended November 30, 2006 with the same three-month period in the prior year.

Corporate and Other generated income from continuing operations before income taxes of $3.4 million for the three months ended November 30, 2006 compared to $2.0 million in the three months ended November 30, 2005, an increase in earnings of $1.4 million (72%). All of this improvement is attributable to our business solutions operations where financing and hedging services both recorded increases in business volume compared to the same period of a year ago.

Net Income.  Consolidated net income for the three months ended November 30, 2006 was $136.3 million compared to $154.2 million for the three months ended November 30, 2005, which represents a $17.9 million (12%) decrease.

Revenues.  Consolidated revenues of $3.8 billion for the three months ended November 30, 2006 compared to $3.5 billion for the three months ended November 30, 2005, which represents a $297.6 million (9%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derives other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our hedging and insurance operations.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.8 billion decreased $20.1 million (1%) during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. During the three months ended November 30, 2006 and 2005, our Energy segment recorded revenues from our Ag Business segment of $67.8 million and $55.6 million, respectively. The revenues net decrease of $20.1 million is comprised of a net decrease of $127.1 million related to price depreciation on refined fuels and propane products, partially offset by a $107.0 million net increase in sales volume. The net change in revenues includes $139.5 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues decreased $92.2 million (7%), of which $113.4 million was related to a net average selling price decrease, partially offset by $21.2 million attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels decreased

$0.17 per gallon (8%) and volumes increased 2% when comparing the three months ended November 30, 2006 with the same period a year ago. Lower crude oil prices during the first quarter of this fiscal year compared to the same three-month period last fiscal year were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005. Primarily as a result of the hurricanes, we saw the affects of strong global demand and limited refining capacity, which contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $57.0 million (27%), of which $56.6 million was related to decreased volumes and $0.4 million was related to a net average selling price decrease when compared to the same period in the previous year. Propane sales volume decreased 27% in comparison to the same period of the prior year, while the average selling price of propane was relatively unchanged. Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the three months ended November 30, 2006 compared to the same period in 2005. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals, and also milder temperatures in our trade area which affected the demand for home heating.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $1.8 billion increased $315.0 million (21%) during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Grain revenues in our Ag Business segment totaled $1,504.5 million and $1,232.4 million during the three months ended November 30, 2006 and 2005, respectively. Of the grain revenues increase of $272.1 million (22%), $177.8 million is attributable to increased volumes and $94.3 million is due to increased average grain selling prices during the three months ended November 30, 2006 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.32 per bushel (8%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The higher average month-end market price per bushel of corn, spring wheat and soybeans were approximately $1.24, $1.15 and $0.56, respectively, as compared to the prices of those same grains for the three months ended November 30, 2005. Volumes increased 13% during the three months ended November 30, 2006 compared with the same period of a year ago. Corn and soybeans reflect the largest volume increases compared to the three months ended November 30, 2005. Our Ag Business segment non-grain product revenues of $265.8 million increased by $39.8 million (18%) during the three months ended November 30, 2006 compared to the three months ended November 30, 2005, primarily the result of increased revenues of energy, crop nutrient, processed sunflower, crop protection, and feed products. Other revenues within our Ag Business segment of $32.9 million during the three months ended November 30, 2006 increased $3.1 million (10%).

Our Processing segment revenues, after elimination of intersegment revenues, of $154.9 million increased $2.1 million (1%) during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 1%, accounting for an increase in revenues of $0.9 million, and were partially offset by a lower average sales price of processed oilseed and other revenues which reduced total revenues for this segment by $0.6 million. Oilseed refining revenues increased $1.3 million (2%), of which $1.1 million was due to higher average sales price and $0.2 million was due to a slight net increase in sales volume. The average selling price of processed oilseed decreased $1 per ton and the average selling price of refined oilseed products increased slightly compared to the same period of the previous year. These changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $3.5 billion increased $329.7 million (10%) during the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.6 billion increased by $25.1 million (2%) during the three months ended November 30, 2006 compared to the same period of the prior year. The net change in cost includes $137.4 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels decreased by $0.19 (10%) per gallon, and was partially offset by a 2% increase in volumes compared to the three months ended November 30, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease on refined fuels is reflective of lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2005. The average per unit cost of crude oil purchased for the two refineries decreased 4% compared to the three months ended November 30, 2005. The propane volumes decreased 27%, and the average cost of propane decreased $0.01 (1%) compared to the three months ended November 30, 2005.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $1.7 billion increased $300.9 million (21%) during the three months ended November 30, 2006 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,471.8 million and $1,204.7 million during the three months ended November 30, 2006 and 2005, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $267.1 million (22%) compared to the three months ended November 30, 2005. This is primarily the result of a 13% increase in bushels sold along with an increase of $0.32 (8%) average cost per bushel as compared to the prior year. Corn and soybeans reflected the largest volume increases compared to the three months ended November 30, 2005. Commodity prices on corn, spring wheat and soybeans have increased compared to the prices that were prevalent during the same three-month period in 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended November 30, 2006 compared to the three months ended November 30, 2005, primarily due to higher volumes in energy, crop nutrient, processed sunflower, crop protection and feed products.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $148.4 million, increased $3.2 million (2%) compared to the three months ended November 30, 2005, which was primarily due to increased basis costs of soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $52.1 million for the three months ended November 30, 2006 increased by $2.5 million (5%) compared to the three months ended November 30, 2005. The net increase of $2.5 million is primarily due to increased performance-based incentive plan expense, in addition to other employee benefits and general inflation.

Gain on Sale of Investment.  During the three months ended November 30, 2006, we sold approximately 25% of our investment in CF. We received cash proceeds of $10.9 million and recorded a gain of $5.3 million, which is reflected within the results reported for our Ag Business segment.

Interest, net.  Interest, net of $7.7 million for the three months ended November 30, 2006 increased $0.4 million (5%) compared to the three months ended November 30, 2005. Interest expense for the three months ended November 30, 2006 and 2005 was $11.3 million and $11.7 million, respectively. Interest income, generated primarily from marketable securities, was $3.6 million and $4.3 million, for the three months ended November 30, 2006 and 2005, respectively. The interest expense decrease of $0.4 million (3%) includes an increase in capitalized interest of $0.2 million, partially offset by an increase in short-term borrowings primarily created by higher working capital needs and an increase in the average short-term interest rate. For the three months ended November 30, 2006 and 2005, we capitalized interest of $1.8 million and $1.6 million, respectively, related to capitalized construction projects. The increase in capitalized interest relates to the financing interest on our coker project partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $24.3 million during the three months ended November 30, 2006 compared to the three months ended November 30, 2005, and the average short-term interest rate increased 1.42%. The interest income decrease of $0.7 million (17%) was primarily in our Energy segment related to a decrease in interest income from short term investments, primarily at NCRA.

Equity Income from Investments.  Equity income from investments of $4.5 million for the three months ended November 30, 2006 decreased $4.6 million (51%) compared to the three months ended November 30,

2005. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments within our Ag Business segment of $8.3 million, and was partially offset by improved earnings within our Processing and Energy segments, and Corporate and Other of $3.3 million, $0.2 million and $0.2 million, respectively.

Our Ag Business segment generated reduced earnings of $8.3 million from equity investments. Our investment in a Canadian agronomy joint venture contributed improved earnings of $0.3 million. Our share of equity investment earnings in Agriliance decreased $7.8 million and primarily relates to reduced crop nutrient margins. Weather-interrupted supply patterns and resulting wide price fluctuations dramatically reduced crop nutrient use and sales during fiscal 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the related transportation grid led to price increases during fiscal 2006. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant declines in realizable value of inventories and reduced revenues. The Agriliance retail operations and crop protection margins showed slight improvements over the three months ended November 30, 2005. Our wheat exporting investment in United Harvest contributed slightly reduced earnings of $0.2 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also recorded slightly reduced earnings of $0.1 million. Our country operations reported decreases in equity investment earnings of $0.5 million.

Our Processing segment generated improved earnings of $3.3 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $2.7 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded slightly reduced earnings of $0.1 million compared to the same period in the previous year. During fiscal years 2006 and 2007, we invested $105.0 million in US BioEnergy, an ethanol manufacturing company, and recorded earnings of $0.6 million during the three months ended November 30, 2006. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our joint venture with Ventura Foods. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back in production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.2 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $0.2 million from equity investment earnings, primarily from Cofina, our financial services equity investment, and from an insurance equity investment as compared to the three months ended November 30, 2005.

Minority Interests.  Minority interests of $18.9 million for the three months ended November 30, 2006 decreased by $13.2 million (41%) compared to the three months ended November 30, 2005. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $17.2 million for the three months ended November 30, 2006 compares with $20.5 million for the three months ended November 30, 2005, resulting in effective tax rates of 11.2% and 11.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2006 and 2005. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During fiscal 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. The income recorded for the three months ended November 30, 2005 was $0.3 million ($0.2 million in income, net of taxes), primarily the result of the sale of our remaining assets.

Liquidity and Capital Resources

On November 30, 2006, we had working capital, defined as current assets less current liabilities, of $828.2 million and a current ratio, defined as current assets divided by current liabilities of 1.4 to 1.0, compared to working capital of $829.0 million and a current ratio of 1.5 to 1.0 on August 31, 2006. On November 30, 2005, we had working capital of $784.2 million and a current ratio of 1.5 to 1.0 compared to working capital of $758.7 million and a current ratio of 1.4 to 1.0 on August 31, 2005. The increase in working capital from August 31, 2005 to November 30, 2006 is primarily due to strong earnings. We anticipate that working capital will be drawn down during the current fiscal year due to capital expenditures related to the coker unit project at our Laurel, Montana refinery, as described below in “Cash Flows from Investing Activities”. The capital expenditures related to this project are anticipated to be approximately $238.0 million during our current fiscal year.

Our current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On November 30, 2006, we had $280.0 million outstanding on this line of credit compared with $20.0 million outstanding on the credit facility in place on November 30, 2005. Late summer and early fall are typically our lowest points of seasonal borrowings. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

Cash Flows from Operations

Our cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the preceding cautionary statements, and may affect net operating assets and liabilities, and liquidity.

Our cash flows used in operating activities were $34.6 million for the three months ended November 30, 2006, compared to cash flows provided by operating activities of $163.7 million for the for the three months ended November 30, 2005. Volatility in cash flows from operations for these periods is primarily the result of a larger net increase in operating assets and liabilities during the three months ended November 30, 2006 compared to the same period in the prior year. Grain prices during the first quarter of the current fiscal year were quite volatile. Because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls (reflected in other current assets) which are a use of cash. In addition, higher prices paid for such commodities affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities used net cash of $34.6 million during the three months ended November 30, 2006. Net income of $136.3 million and net non-cash expenses and cash distributions from equity investments of $75.4 million were exceeded by an increase in net operating assets and liabilities of $246.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $34.2 million, redemptions from equity investments net of income from those investments of $10.7 million, minority interests of $18.9 million and deferred tax expense of $17.2 million, which were partially offset by a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock, included in our Ag Business segment. The increase in net operating assets and liabilities was caused primarily by an increase of $210.5 million in derivative assets and hedging deposits (included in other current assets)

due to increases in grain prices on November 30, 2006 when compared to August 31, 2006. On November 30, 2006, the market prices of our three primary grain commodities (corn, soybeans and spring wheat) increased by $1.45 per bushel (63%), $1.43 per bushel (26%) and $0.54 per bushel (12%), respectively, when compared to August 31, 2006. Grain inventory quantities also increased in our Ag Business segment by 18.4 million bushels (17%) when comparing inventories on November 30, 2006 to August 31, 2006, due to the fall 2006 harvest. In addition, another cause for the increase in net operating assets and liabilities was that our country operations locations had prepayments of product inventory to suppliers in anticipation of the spring planting season, primarily to secure product pricing discounts. Product prepayments increased $81.8 million on November 30, 2006 when compared to August 31, 2006.

Our operating activities provided net cash of $163.7 million during the three months ended November 30, 2005. Net income of $154.2 million and net non-cash expenses and cash distributions from equity investments of $92.3 million, were partially offset by an increase in net operating assets and liabilities of $82.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $28.0 million, minority interests of $32.2 million and deferred tax expense of $37.5 million, which were partially offset by income from equity investments net of distributions of $5.6 million. The increase in net operating assets and liabilities was comprised of several components. One of the primary components was an increase in grain inventories. While there were only slight changes (5% to 6%) in the market prices of our three primary grain commodities (spring wheat, soybeans and corn) on November 30, 2005 compared to August 31, 2005, our grain inventory quantities increased 26.6 million bushels (29%) due to harvest. Another primary factor affecting operating assets and liabilities was a decrease in crude oil prices on November 30, 2005 compared to August 31, 2005, which had offsetting impacts of decreasing receivables, derivative liabilities and accounts payable in our Energy segment. In general, crude oil prices decreased $11.62 per barrel (17%) on November 30, 2005 compared to August 31, 2005.

Crude oil prices are expected to be volatile in the foreseeable future, but our related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effect on our operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. We anticipate that demand for corn in ethanol production will continue to create relatively high prices and price volatility for that commodity in fiscal 2007. With higher corn prices, we also anticipate an increase in corn acres planted in 2007, with some of those acres displacing acres previously planted for soybeans and wheat. That trend may also increase the prices for those commodities as supply is decreased.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2007 when compared to the levels on November 30, 2006. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products at our country operations locations during our second quarter of fiscal 2007. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply, and at times to guarantee prices. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2006 and 2005, the net cash flows used in our investing activities totaled $179.5 million and $86.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $80.2 million and $64.5 million for the three months ended November 30, 2006 and 2005, respectively. For the year ending August 31, 2007, we expect to spend approximately $391.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The coker unit is anticipated to increase yields by approximately 14 percent. The total cost for this project is expected to be approximately $325.0 million, of which approximately $238.0 million is expected to be spent during fiscal 2007, with completion planned during fiscal 2008. We anticipate funding the project with cash flows from operations. Total expenditures for this project as of November 30, 2006, were $109.9 million, of which $47.1 million were incurred during the three months ended November 30, 2006. There were no expenditures during the three months ended November 30, 2005 since the project did not start until the following fiscal quarter. During the three months ended November 30, 2005, capital expenditures for projects now complete that related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery were $33.7 million.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of November 30, 2006, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $15 million, and we anticipate spending an additional $8 million over the next five years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the three months ended November 30, 2006 and 2005, totaled $77.4 million and $37.0 million, respectively. During the three months ended November 30, 2006, investments include two new ventures. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets. We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) during the three months ended November 30, 2006, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the three months ended November 30, 2006, we made an additional investment of $35.0 million in US BioEnergy, bringing our total cash investments for Class A Common Stock in the company to $105.0 million. Prior investments in US BioEnergy included an investment of $35.0 million during the three months ended November 30, 2005 and another investment of $35.0 million during the three months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering, and in December 2006, US BioEnergy went public, bringing our current ownership in the company to approximately 22%. Based upon the per share price of $14.00 at the initial public offering in December 2006, our investment had a market value of approximately $201 million. We are recognizing earnings of US BioEnergy to the extent of our ownership interest using the equity method of accounting.

During the three months ended November 30, 2006, changes in notes receivable resulted in a decrease in cash flows of $32.5 million, of which $8.0 million of the decrease resulted from a note receivable related to our investment in Multigrain S.A., with the balance primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the three months ended November 30, 2005, the changes in notes receivable resulted in an increase in cash flows of $8.8 million, primarily from related party notes receivables at NCRA.

Partially offsetting our cash outlays for investing activities were proceeds from the disposition of property, plant and equipment of $1.4 million and $5.4 million for the three months ended November 30, 2006 and 2005, respectively. Also partially offsetting cash usages were investments redeemed totaling $1.4 million and $1.2 million for the three months ended November 30, 2006 and 2005, respectively. During the three months ended November 30, 2006, we sold 540,000 shares of our CF stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. The other terms of the current credit facility are the same as the terms of the credit facilities it replaced in all material respects. On November 30, 2006, interest rates for amounts outstanding on this credit facility ranged from 5.435% to 5.66%. In addition to these lines of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2006, the line of credit dedicated to NCRA was renewed for an additional year. We also have a revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), through LaSalle Bank National Association which expires in November 2007, in the amount of $20.0 million committed. On November 30, 2006, August 31, 2006 and November 30, 2005, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $291.4 million, $22.0 million and $21.1 million, respectively.

During the three months ended November 30, 2006, we instituted two commercial paper programs totaling $125 million with banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We issued no commercial paper during the three-month period ended November 30, 2006.

Typically we finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $92.7 million, $98.4 million and $110.7 million on November 30, 2006, August 31, 2006 and November 30, 2005, respectively. Interest rates on November 30, 2006 ranged from 6.473% to 7.13%. Repayments of $5.7 million and $4.1 million were made on this facility during the three months ended November 30, 2006 and 2005, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the three months ended November 30, 2006 and 2005, no repayments were due on these notes.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during fiscal years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the fiscal years 2011 through 2015.

Through NCRA, we had revolving term loans outstanding of $5.3 million, $6.0 million and $8.3 million on November 30, 2006, August 31, 2006 and November 30, 2005, respectively. Interest rates on November 30, 2006 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each of the three months ended November 30, 2006 and 2005.

On November 30, 2006, we had total long-term debt outstanding of $727.2 million, of which $102.1 million was bank financing, $603.3 million was private placement debt and $21.8 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 has not materially changed during the three months ended November 30, 2006. On November 30, 2005, we had long-term debt outstanding of $766.3 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $5.3 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of November 30, 2006.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets (cost of approximately $325 million). The City of McPherson issued $325 million of Industrial Revenue Bonds (“IRBs”) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged or is anticipated to be exchanged in the transaction. Due to the structure of the agreement, the financing obligation and the IRBs will be shown net in our consolidated financial statements.

During the three months ended November 30, 2006 and 2005, we had no borrowings on a long-term basis, and during the same periods we repaid long-term debt of $17.6 million and $6.8 million, respectively.

Distributions to minority owners for the three months ended November 30, 2006 and 2005 were $8.3 million and $11.7 million, respectively, and were related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2006, are expected to be distributed during the second fiscal quarter of the year ended August 31, 2007. The cash portion of this distribution deemed by the Board of Directors to be 35% is expected to be $130.9 million, and is classified as a current liability on the November 30, 2006 and the August 31, 2006 Consolidated Balance Sheets in dividends and equities payable.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who participate in an annual pro-rata program for equities older than 10 years held by them, and another for individuals who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual member receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2006, that will be distributed in fiscal year 2007, to be approximately $112.4 million, of which $47.1 was redeemed in cash during the three months ended November 30, 2006, compared to $6.3 million during the three months ended November 30, 2005. Included in our redemptions during the second quarter of fiscal 2007, we intend to redeem approximately $36.0 million by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission on December 13, 2006.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2006, we had 5,864,238 shares of Preferred Stock outstanding with a total redemption value of approximately $146.6 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option after February 1, 2008. Dividends paid on our Preferred stock during the three months ended November 30, 2006 and 2005 were $2.9 million and $2.5 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 have not materially changed during the three months ended November 30, 2006.

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $55.0 million was outstanding on November 30, 2006. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees. All outstanding loans with respective creditors are current as of November 30, 2006.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006. Other than the balance sheet changes in payables and long-term debt and additional commitments for costs related to the coker project at our Laurel refinery, the total obligations have not materially changed during the three months ended November 30, 2006.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2006. There have been no changes to these policies during the three months ended November 30, 2006.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. We have some grain marketing, wheat milling and energy operations that impact our exposure to foreign currency fluctuations, but to date, there have been no material effects.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements.

Based on the funded status of our defined benefit pension and postretirement medical plans as of the most recent measurement dates, we would be required to increase our net liabilities for pension and postretirement medical benefits upon adoption of SFAS No. 158, which would result in a decrease to owners equity in our Consolidated Balance Sheet. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at August 31, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP shall be applied to the first fiscal year beginning after December 15, 2006. We are currently using the accrue-in-advance method of accounting, and are in the process of assessing the impact this FSP will have on our consolidated financial statements.

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

We did not experience any material changes in market risk exposures for the period ended November 30, 2006, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Other Information

During the three months ended November 30, 2006, we instituted two commercial paper programs totaling $125 million with banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We issued no commercial paper during the three-month period ended November 30, 2006.

The agreements for these two commercial paper programs are attached as Exhibits 10.6 and 10.7 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit	Description

3.1	Articles of Incorporation of CHS Inc., as amended
10.1	Third Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 18, 2006)
10.2	City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 18, 2006)
10.3	Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 18, 2006)
10.4	Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed December 18, 2006)
10.5	Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed December 18, 2006)
10.6	Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006
10.7	Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

January 11, 2007