Form 10-Q
period 2007-02-28
CHS INC
filed 2007-04-09
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2007.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	February 28, 2007

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2007.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,	February 28,
	2007	2006	2006
		(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$140,308	$112,525	$79,743
Receivables	1,082,763	1,076,602	797,573
Inventories	1,269,704	1,130,824	1,021,369
Other current assets	774,697	298,666	353,762

Total current assets	3,267,472	2,618,617	2,252,447
Investments	754,670	624,253	532,270
Property, plant and equipment	1,563,174	1,476,239	1,418,657
Other assets	235,641	223,474	223,171

Total assets	$5,820,957	$4,942,583	$4,426,545

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$552,559	$22,007	$114,735
Current portion of long-term debt	61,704	60,748	38,685
Customer credit balances	106,261	66,468	48,048
Customer advance payments	215,206	82,362	169,266
Checks and drafts outstanding	106,089	57,083	55,040
Accounts payable	793,103	904,143	609,970
Accrued expenses	484,052	347,078	322,918
Dividends and equities payable	142,668	249,774	117,334

Total current liabilities	2,461,642	1,789,663	1,475,996
Long-term debt	654,366	683,997	719,861
Other liabilities	363,686	310,157	227,804
Minority interests in subsidiaries	156,472	141,375	141,577
Commitments and contingencies
Equities	2,184,791	2,017,391	1,861,307

Total liabilities and equities	$5,820,957	$4,942,583	$4,426,545

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		(dollars in thousands)

Revenues	$3,734,580	$3,156,617	$7,485,650	$6,610,130
Cost of goods sold	3,588,872	3,042,166	7,117,666	6,241,234

Gross profit	145,708	114,451	367,984	368,896
Marketing, general and administrative	58,591	56,530	110,693	106,156

Operating earnings	87,117	57,921	257,291	262,740
Gain on investments	(11,400)		(16,748)
Interest, net	9,003	9,415	16,691	16,746
Equity income from investments	(12,315)	(5,185)	(16,846)	(14,362)
Minority interests	14,470	9,206	33,382	41,367

Income from continuing operations before income taxes	87,359	44,485	240,812	218,989
Income taxes	5,050	4,238	22,221	24,716

Income from continuing operations	82,309	40,247	218,591	194,273
Loss (income) on discontinued operations, net of taxes		99		(109)

Net income	$82,309	$40,148	$218,591	$194,382

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2007	2006
		(as restated)
	(dollars in thousands)

Cash flows from operating activities:
Net income	$218,591	$194,382
Depreciation and amortization	68,947	58,892
Income from equity investments	(16,846)	(14,362)
Distributions from equity investments	24,253	38,673
Minority interests	33,382	41,367
Noncash patronage dividends received	(1,133)	(780)
Gain on sale of property, plant and equipment	(2,840)	(157)
Gain on investments	(16,748)
Deferred taxes	22,221	44,847
Other, net	770	15
Changes in operating assets and liabilities:
Receivables	1,304	259,138
Inventories	(134,278)	(101,776)
Other current assets and other assets	(476,077)	(8,768)
Customer credit balances	39,792	(44,336)
Customer advance payments	132,819	41,818
Accounts payable and accrued expenses	27,367	(434,797)
Other liabilities	7,090	(8,308)

Net cash (used in) provided by operating activities	(71,386)	65,848

Cash flows from investing activities:
Acquisition of property, plant and equipment	(154,996)	(113,921)
Proceeds from disposition of property, plant and equipment	7,070	6,524
Investments	(80,457)	(37,015)
Investments redeemed	2,989	5,391
Proceeds from sale of investment	10,918
Changes in notes receivable	(15,350)	48,158
Other investing activities, net	(3,195)	575

Net cash used in investing activities	(233,021)	(90,288)

Cash flows from financing activities:
Changes in notes payable	530,513	53,587
Principal payments on long-term debt	(28,684)	(15,669)
Changes in checks and drafts outstanding	49,006	(12,556)
Distribution to minority owners	(22,294)	(42,981)
Costs incurred — capital equity certificates redeemed	(45)	(86)
Preferred stock dividends paid	(5,864)	(4,952)
Retirements of equities	(57,334)	(51,676)
Cash patronage dividends paid	(133,108)	(62,502)

Net cash provided by (used in) financing activities	332,190	(136,835)

Net increase (decrease) in cash and cash equivalents	27,783	(161,275)
Cash and cash equivalents at beginning of period	112,525	241,018

Cash and cash equivalents at end of period	$140,308	$79,743

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of February 28, 2007 and 2006, the statements of operations for the three and six months ended February 28, 2007 and 2006, and the statements of cash flows for the six months ended February 28, 2007 and 2006 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2006 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangible Assets

Goodwill was $3.8 million, $3.9 million and $3.3 million on February 28, 2007, August 31, 2006 and February 28, 2006, respectively, and is included in other assets in the consolidated balance sheets. The increase in goodwill during fiscal 2006 was due to the consolidation of Provista Renewable Fuels Marketing, LLC, included in our Energy segment, which had $0.6 million of goodwill on its balance sheet. During the three months ended February 28, 2007, our Ag Business segment had a disposal with related goodwill of $0.1 million.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets was $29.1 million with total accumulated amortization of $10.1 million as of February 28, 2007. Intangible assets of $2.8 million and $3.9 million were acquired during the six months ended February 28, 2007 and 2006, respectively. Total amortization expense for intangible assets during the three-month and six-month periods ended February 28, 2007 and 2006, was $0.6 million and $1.3 million, respectively, for 2007, and $3.0 million and $3.6 million, respectively, for 2006. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $2.4 million annually for the first three years, $2.1 million for the fourth year and $1.8 million for the following year.

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

Based on the funded status of our defined benefit pension and postretirement medical plans as of the most recent measurement dates, we would be required to increase our net liabilities for pension and postretirement medical benefits upon adoption of SFAS No. 158, which would result in a decrease to owner’s equity in our Consolidated Balance Sheet. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at August 31, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. This FSP shall be applied to the first fiscal year beginning after December 15, 2006 (our fiscal year 2008). We are currently using the accrue-in-advance method of accounting, and are in the process of assessing the impact this FSP will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 2.	Receivables

	February 28,	August 31,	February 28,
	2007	2006	2006

Trade	$1,068,778	$1,056,514	$824,590
Other	70,409	73,986	35,817

	1,139,187	1,130,500	860,407
Less allowances for doubtful accounts	56,424	53,898	62,834

	$1,082,763	$1,076,602	$797,573

Note 3.	Inventories

	February 28,	August 31,	February 28,
	2007	2006	2006

Grain and oilseed	$598,351	$511,413	$433,403
Energy	387,020	447,664	360,250
Feed and farm supplies	229,590	137,978	205,241
Processed grain and oilseed	52,824	32,198	21,000
Other	1,919	1,571	1,475

	$1,269,704	$1,130,824	$1,021,369

Note 4.	Derivative Assets and Liabilities

Included in other current assets on February 28, 2007, August 31, 2006 and February 28, 2006 are derivative assets of $351.2 million, $74.3 million and $79.0 million, respectively. Included in accrued expenses on February 28, 2007, August 31, 2006 and February 28, 2006 are derivative liabilities of $210.2 million, $97.8 million and $68.7 million, respectively.

Note 5.	Investments

US BioEnergy Corporation (US BioEnergy), is an ethanol production company which currently owns and operates three ethanol plants in Woodbury, Michigan, Central City, Nebraska and Albert City, Iowa. In addition, US BioEnergy has three ethanol plants under construction in Nebraska, North Dakota and Minnesota, and two under construction in Iowa with a 50% ownership interest in one of them.

During the six months ended February 28, 2007, we made an additional investment of $35.0 million in US BioEnergy, bringing our total cash investments for Class A Common Stock in the company to $105.0 million. Prior investments in US BioEnergy included an investment of $35.0 million during the six months ended February 28, 2006 and another investment of $35.0 million during the three months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in our Processing segment. Based upon the market price of US BioEnergy’s stock of $13.02 per share on February 28, 2007, our investment had a market value of approximately $187.3 million. The carrying value of our investment in US BioEnergy of $121.5 million exceeds our share of their equity by approximately $19 million, and respresents equity method goodwill.We are recognizing earnings of US BioEnergy, to the extent of our ownership interest, using the equity method of accounting. As part of the IPO, we are restricted from selling our stock for 180 days from the transaction date.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the six months ended February 28, 2007, we made investments in two new ventures. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture includes grain storage and export facilities and builds on our South American soybean origination.

We have also invested $15.6 million in a new Horizon Milling G.P. venture (24% CHS ownership), included in our Processing segment, during the six months ended February 28, 2007, to acquire the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the six months ended February 28, 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

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

As of February 28, 2007, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $43.5 million. Of this basis difference, $3.9 million is being amortized over the remaining life of the corresponding assets, which is approximately five years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of February 28, 2007, August 31, 2006 and February 28, 2006 and statements of operations for the three-month and six-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Net sales	$381,594	$343,404	$779,727	$730,765
Gross profit	53,035	51,514	108,499	103,192
Net income	22,208	15,574	44,215	32,247

	February 28,	August 31,	February 28,
	2007	2006	2006

Current assets	$256,146	$237,117	$221,052
Non-current assets	441,605	441,435	435,973
Current liabilities	147,944	141,080	134,001
Non-current liabilities	307,954	308,377	305,521

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Agriliance LLC

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Net sales	$497,524	$497,536	$1,167,517	$1,189,997
Gross profit	45,921	52,637	91,544	110,202
Net loss	(27,392)	(16,894)	(58,781)	(32,602)

	February 28,	August 31,	February 28,
	2007	2006	2006

Current assets	$1,789,935	$1,261,874	$1,685,699
Non-current assets	163,332	166,365	156,650
Current liabilities	1,583,710	999,038	1,511,493
Non-current liabilities	131,208	132,071	118,955

Note 6.	Discontinued Operations

In our fiscal year 2005, we sold the majority of our Mexican foods business, and in our fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for the three and six months ended February 28, 2006, and the summarized results are as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	February 28,	February 28,
	2006	2006

Marketing, general and administrative *	$176	$(323)
Interest, net	(13)	145
Income tax (benefit) expense	(64)	69

Loss (income) from discontinued operations	$99	$(109)

*	Includes a gain of $0.8 million on the sale of a facility for the six months ended February 28, 2006.

Note 7.	Notes Payable and Long-term Debt

During the six months ended February 28, 2007, we instituted two commercial paper programs totaling $125 million with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On February 28, 2007, we had $99.1 million of commercial paper outstanding, all with maturities of less than 60 days from their issuance with interest rates ranging from 5.57% to 5.61%.

In December 2006, National Cooperative Refinery Association (NCRA) entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets (cost of approximately $325 million). The City of McPherson issued $325 million of Industrial Revenue Bonds (“IRBs”) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until final maturity in ten years.

Note 8.	Interest, net

Interest, net for the three and six months ended February 28, 2007 and 2006 is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Interest expense	$12,844	$13,489	$24,127	$25,163
Interest income	3,841	4,074	7,436	8,417

Interest, net	$9,003	$9,415	$16,691	$16,746

Note 9.	Equities

Changes in equity for the six-month periods ended February 28, 2007 and 2006 are as follows:

	Fiscal 2007	Fiscal 2006

Balances, September 1, 2006 and 2005	$2,017,391	$1,757,897
Net income	218,591	194,382
Other comprehensive income	39,158	9,626
Patronage distribution	(380,009)	(207,803)
Patronage accrued	374,000	203,000
Equities retired	(57,334)	(51,676)
Equity retirements accrued	57,334	51,676
Equities issued in exchange for elevator properties	864	6,342
Preferred stock dividends	(5,864)	(4,952)
Preferred stock dividends accrued	1,955	1,650
Accrued dividends and equities payable	(83,084)	(99,155)
Other, net	1,789	320

Balances, February 28, 2007 and 2006	$2,184,791	$1,861,307

During the three months ended February 28, 2007 and 2006, we redeemed $35.9 million and $23.8 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 10.	Comprehensive Income

Total comprehensive income primarily consists of net income, unrealized net gains or losses on available for sale investments and energy derivatives, and the effects of minimum pension liability adjustments. For the three months ended February 28, 2007 and 2006, total comprehensive income amounted to $95.2 million and $47.5 million, respectively. For the six months ended February 28, 2007 and 2006, total comprehensive income amounted to $257.7 million and $204.0 million, respectively. Accumulated other comprehensive income on February 28, 2007, August 31, 2006 and February 28, 2006 was $52.3 million, $13.1 million and $14.6 million, respectively. The change in accumulated other comprehensive income during the three months and six months ended February 28, 2007, consisted primarily of gains on available for sale investments and energy derivatives.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.  Employee Benefit Plans

Employee benefit information for the three and six months ended February 28, 2007 and 2006 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006

Components of net periodic benefit cost for the three months ended February 28:
Service cost	$3,556	$3,723	$258	$548	$223	$256
Interest cost	4,817	4,259	362	342	419	392
Return on plan assets	(7,380)	(7,091)
Prior service cost amortization	222	214	106	129	(128)	(76)
Actuarial loss (gain) amortization	1,381	1,879	39	53	(6)	4
Transition amount amortization					234	234

Net periodic benefit cost	$2,596	$2,984	$765	$1,072	$742	$810

Components of net periodic benefit cost for the six months ended February 28:
Service cost	$7,180	$7,446	$512	$1,098	$479	$512
Interest cost	9,634	8,518	722	684	835	784
Return on plan assets	(14,591)	(14,181)
Prior service cost amortization	433	428	231	258	(256)	(153)
Actuarial loss (gain) amortization	2,883	3,757	55	105	(20)	9
Transition amount amortization					468	468

Net periodic benefit cost	$5,539	$5,968	$1,520	$2,145	$1,506	$1,620

Employer Contributions:

During the six months ended February 28, 2007, NCRA, of which we own approximately 74.5%, contributed $4.9 million to its pension plan.

Note 12.	Segment Reporting

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income or losses from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling), and an approximate 21% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

In our fiscal year 2005, we sold the majority of our Mexican foods business, and in our fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for the three and six months ended February 28, 2006.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and six months ended February 28, 2007 and 2006 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended February 28, 2007
Revenues	$1,713,683	$1,883,836	$177,936	$8,442	$(49,317)	$3,734,580
Cost of goods sold	1,631,710	1,841,801	165,576	(898)	(49,317)	3,588,872

Gross profit	81,973	42,035	12,360	9,340	—	145,708
Marketing, general and administrative	22,224	23,703	6,044	6,620		58,591

Operating earnings	59,749	18,332	6,316	2,720	—	87,117
Gain on investments			(11,400)			(11,400)
Interest, net	(624)	7,412	3,879	(1,664)		9,003
Equity (income) losses from investments	(1,081)	8,210	(18,345)	(1,099)		(12,315)
Minority interests	14,448	22				14,470

Income from continuing operations before income taxes	$47,006	$2,688	$32,182	$5,483	$—	$87,359

Intersegment revenues	$(48,432)	$(795)	$(90)		$49,317	$—

Capital expenditures	$64,242	$6,940	$2,969	$653		$74,804

Depreciation and amortization	$21,378	$8,447	$3,621	$1,300		$34,746

For the Three Months Ended February 28, 2006
Revenues	$1,599,136	$1,450,689	$148,992	$8,365	$(50,565)	$3,156,617
Cost of goods sold	1,534,749	1,416,954	141,477	(449)	(50,565)	3,042,166

Gross profit	64,387	33,735	7,515	8,814	—	114,451
Marketing, general and administrative	19,456	24,203	5,688	7,183		56,530

Operating earnings	44,931	9,532	1,827	1,631	—	57,921
Interest, net	2,049	3,727	2,689	950		9,415
Equity (income) losses from investments	(1,098)	4,989	(8,229)	(847)		(5,185)
Minority interests	9,158	48				9,206

Income from continuing operations before income taxes	$34,822	$768	$7,367	$1,528	$—	$44,485

Intersegment revenues	$(48,094)	$(2,406)	$(65)		$50,565	$—

Capital expenditures	$38,924	$7,780	$2,257	$436		$49,397

Depreciation and amortization	$18,174	$7,974	$3,459	$1,301		$30,908

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Six Months Ended February 28, 2007
Revenues	$3,567,092	$3,688,452	$332,960	$15,748	$(118,602)	$7,485,650
Cost of goods sold	3,334,496	3,588,644	314,039	(911)	(118,602)	7,117,666

Gross profit	232,596	99,808	18,921	16,659	—	367,984
Marketing, general and administrative	43,211	42,988	12,000	12,494		110,693

Operating earnings	189,385	56,820	6,921	4,165	—	257,291
Gain on investments		(5,348)	(11,400)			(16,748)
Interest, net	(239)	12,582	6,766	(2,418)		16,691
Equity (income) losses from investments	(2,137)	18,799	(31,195)	(2,313)		(16,846)
Minority interests	33,409	(27)				33,382

Income from continuing operations before income taxes	$158,352	$30,814	$42,750	$8,896	$—	$240,812

Intersegment revenues	$(116,252)	$(2,176)	$(174)	$—	$118,602	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$130,385	$15,540	$7,918	$1,153		$154,996

Depreciation and amortization	$42,394	$16,633	$7,271	$2,649		$68,947

Total identifiable assets at February 28, 2007	$2,223,794	$2,321,157	$632,690	$643,316		$5,820,957

For the Six Months Ended February 28, 2006
Revenues	$3,460,392	$2,941,232	$301,970	$15,100	$(108,564)	$6,610,130
Cost of goods sold	3,200,205	2,863,844	286,787	(1,038)	(108,564)	6,241,234

Gross profit	260,187	77,388	15,183	16,138	—	368,896
Marketing, general and administrative	36,897	45,365	10,646	13,248		106,156

Operating earnings	223,290	32,023	4,537	2,890	—	262,740
Interest, net	3,168	7,231	5,112	1,235		16,746
Equity (income) losses from investments	(1,936)	7,250	(17,820)	(1,856)		(14,362)
Minority interests	41,285	82				41,367

Income from continuing operations before income taxes	$180,773	$17,460	$17,245	$3,511	$—	$218,989

Intersegment revenues	$(103,657)	$(4,733)	$(174)		$108,564	$—

Goodwill	$3,041	$250				$3,291

Capital expenditures	$89,452	$19,877	$3,764	$828		$113,921

Depreciation and amortization	$33,911	$15,515	$6,940	$2,526		$58,892

Total identifiable assets at February 28, 2006	$1,837,558	$1,726,997	$467,721	$394,269		$4,426,545

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Commitments and Contingencies

Environmental

We have incurred capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations which were complete in fiscal year 2006. We incurred capital expenditures from fiscal year 2003 through 2006 for these projects totaling $88.1 million at our Laurel, Montana refinery and $328.7 million at NCRA’s McPherson, Kansas refinery.

Guarantees

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $53.2 million was outstanding on February 28, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees.

In the past, we made seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., made loans for agricultural purposes to individual producers. Some of these loans were sold to CoBank, ACB (Cobank), and we guaranteed a portion of the loans sold, some of which are still outstanding. Currently these loans are made by Cofina, in which we have a 49% ownership interest. We may, at our own discretion, choose to guarantee certain loans made by Cofina. In addition, we also guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of February 28, 2007 are as follows:

	Guarantee /		Exposure on
	Maximum		February 28,			Triggering	Recourse	Assets Held
Entities	Exposure		2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

The Company’s financial services cooperative loans sold to CoBank		*	$132	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Provista Renewable Fuels Marketing, LLC	$20,000		12,000	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000		22,400	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee /		Exposure on
	Maximum		February 28,			Triggering	Recourse	Assets Held
Entities	Exposure		2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	764	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$19,161		13,029	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$10,600		3,900	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

			$53,225

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Note 14.	Restatement

We previously restated our Consolidated Statement of Cash Flows for the six months ended February 28, 2006, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity.

The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the six months ended February 28, 2006. In addition, it did not have any impact on our Consolidated Balance Sheet as of February 28, 2006.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized results of the previously reported and restated Consolidated Statement of Cash Flows for the six months ended February 28, 2006 are as follows:

	For the Six Months Ended
	February 28,
	as	as
	reported	restated

Cash flows from operating activities:
Distributions from equity investments		$38,673
Net cash provided by operating activities	$27,175	65,848
Cash flows from investing activities:
Equity investments redeemed	40,846
Investments redeemed	3,218	5,391
Net cash used in investing activities	(51,615)	(90,288)
Net cash used in financing activities	(136,835)	(136,835)
Net decrease in cash and cash equivalents	(161,275)	(161,275)
Cash and cash equivalents at beginning of period	241,018	241,018
Cash and cash equivalents at end of period	79,743	79,743

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Although the prices for crude oil reached historical highs during 2006, the prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

The long-term effects of these and other conditions on the prices of crude oil and refined petroleum products are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products could reduce our net income. Accordingly, we expect our margins on and the profitability of our energy business to fluctuate, possibly significantly, over time.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest) included in our Ag Business segment; Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling), and an approximate 21% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina) included in Corporate and Other.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

We previously restated our Consolidated Statement of Cash Flows for the six months ended February 28, 2006, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the six months ended February 28, 2006. In addition, it did not have any impact on our Consolidated Balance Sheet as of February 28, 2006.

Results of Operations

Comparison of the three months ended February 28, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $87.4 million during the three months ended February 28, 2007 compared to $44.5 million during the three months ended February 28, 2006, an increase of $42.9 million (96%). These results reflected increased pretax earnings in all of our business segments, and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $47.0 million for the three months ended February 28, 2007 compared to $34.8 million in the three months ended February 28, 2006. This increase in earnings of $12.2 million (35%) is primarily from improved margins on propane and refined fuels, which resulted mainly from changes in the refining capacity and global demand. Earnings in our transportation, renewable fuels marketing, and petroleum equipment businesses also improved during the three months ended February 28, 2007 when compared to the same three-month period of the previous year. These improvements were partially offset by decreased earnings in our lubricants operations.

Our Ag Business segment generated income from continuing operations before income taxes of $2.7 million for the three months ended February 28, 2007 compared to $0.8 million in the three months ended February 28, 2006, an increase in earnings of $1.9 million. Strong domestic grain movement, much of it driven by increased US ethanol production, contributed to improved performance by both grain marketing and country operations businesses. Our grain marketing operations improved earnings by $5.3 million during the three months ended February 28, 2007 compared with the same period in 2006, primarily from increased grain volumes and improved margins on those grains. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during the current year, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business. Our country operations earnings increased $2.0 million, primarily as a result of overall improved product margins, including historically high margins on agronomy, grain, energy and sunflower transactions. Market expansion into Oklahoma and Kansas also increased country operations volumes.

These improvements in our grain marketing, country operations, and some of our agronomy businesses, were partially offset by reduced earnings mostly generated by Agriliance, an agronomy joint venture in which we hold a 50% interest. Those results, net of allocated internal expenses, reflected decreased earnings of $5.4 million, primarily because of reduced wholesale crop protection primarily due to reduced rebates from chemical companies. Volatility in margins resulted from weather-interrupted supply patterns during the fall of 2005 and resulting price fluctuations dramatically reduced crop nutrient use and sales during 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the resulting transportation grid, led to price increases early in our fiscal 2006. Coupled with high energy costs and lower grain prices in early plant planning of 2006, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant decline in the realizable value of inventories and reduced earnings. The reduced margins were partially offset by a 10% net increase in the Agriliance crop nutrient volumes for the three months ended February 28, 2007 compared to the three months ended February 28, 2006.

Our Processing segment generated income from continuing operations before income taxes of $32.2 million for the three months ended February 28, 2007 compared to $7.4 million in the three months ended February 28, 2006, an increase in earnings of $24.8 million. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased $3.6 million during the three months ended February 28, 2007, compared to the same period in the prior year, primarily from reduced expenses and improved product margins. Our share of earnings from our wheat milling joint ventures reported improved net earnings of $1.4 million for the three months ended February 28, 2007 compared to the same period in the prior year. Our share of pretax earnings or losses, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, improved $3.8 million for the three months ended February 28, 2007 compared to the same period in the prior year. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Oilseed processing earnings increased $4.6 million during the three months ended February 28, 2007 as compared to the same period in the prior year. This was the result of increased crushing and oilseed refining volumes and improved margins.

Corporate and Other generated income from continuing operations before income taxes of $5.5 million for the three months ended February 28, 2007 compared to $1.5 million in the three months ended February 28, 2006, an increase in earnings of $4.0 million. All of this improvement is attributable to our business solutions operations where insurance, financing and hedging services all recorded increases in earnings and volume compared to the same period of a year ago.

Net Income.  Consolidated net income for the three months ended February 28, 2007 was $82.3 million compared to $40.1 million for the three months ended February 28, 2006, which represents a $42.2 million (105%) increase.

Revenues.  Consolidated revenues of $3.7 billion for the three months ended February 28, 2007 compared to $3.2 billion for the three months ended February 28, 2006, which represents a $578.0 million (18%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our hedging and insurance operations.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.7 billion increased by $114.2 million (7%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. During the three months ended February 28, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $48.4 million and $48.1 million, respectively. The net increase in revenues of $114.2 million is comprised of a net increase of $37.0 million related to price appreciation on refined fuels and propane products and a $77.2 million net increase in sales volume. The net change in revenues includes $200.4 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues decreased $17.7 million (2%), of which $38.3 million was attributable to decreased volumes, partially offset by $20.6 million related to a net average selling price increase, compared to the same period in the previous year. The sales price of refined fuels increased $0.04 per gallon (2%) and volumes decreased 4% when comparing the three months ended February 28, 2007 with the same period a year ago. Decreases in crude oil prices during the second quarter of this fiscal year compared to the same three-month period last fiscal year were primarily attributable to the effects of the hurricanes in the United

States during the fall of 2005 and anticipated major maintenance on domestic refineries. In the fall of 2005, hurricanes at the gulf coast of the US disrupted refining capacity which, along with strong demand, contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $56.6 million (17%), of which $78.8 million was related to a decrease in volumes, partially offset by $22.2 million related to a net average selling price increase when compared to the same period in the previous year. Propane sales volume decreased 22% in comparison to the same period of the prior year, while the average selling price increased $0.07 per gallon (7%). Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the three months ended February 28, 2007 compared to the same period in 2006 and are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues of $1.9 billion, increased $434.8 million (30%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. Grain revenues in our Ag Business segment totaled $1,663.0 million and $1,261.5 million during the three months ended February 28, 2007 and 2006, respectively. Of the grain revenues increase of $401.5 million (32%), $258.9 million is due to increased average grain selling prices, and $142.6 million is attributable to increased volumes during the three months ended February 28, 2007 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.89 per bushel (21%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of corn, soybeans and spring wheat increased approximately $1.86, $1.33 and $1.04, respectively, when compared to the prices of those same grains for the three months ended February 28, 2006. Volumes increased 9% during the three months ended February 28, 2007 compared with the same period of a year ago. Corn, barley and soybeans reflect the largest volume increases compared to the three months ended February 28, 2006. Our Ag Business segment non-grain product revenues of $196.2 million increased by $35.2 million (22%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006, primarily the result of increased revenues of energy, crop nutrient, feed and seed products, and processed sunflower. Other revenues within our Ag Business segment of $23.8 million during the three months ended February 28, 2007 decreased $2.0 million (8%) compared to the three months ended February 28, 2006.

Our Processing segment revenues, after elimination of intersegment revenues, of $177.8 million increased $28.9 million (19%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 10%, accounting for an increase in revenues of $8.6 million, and a higher average sales price of processed oilseed and other revenues increased total processed revenues for this segment by $7.0 million. Oilseed refining revenues increased $12.2 million (19%), of which $8.4 million was due to higher average sales price and $3.8 million was due to a net increase in sales volume. The average selling price of processed oilseed increased $14 per ton and the average selling price of refined oilseed products increased slightly compared to the same period of the previous year. These changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $3.6 billion increased $546.7 million (18%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.6 billion increased by $96.6 million (6%) during the three months ended February 28, 2007 compared to the same period of the prior year. The net change in cost includes $198.6 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased volumes of refined fuels and propane products, partially offset by slightly increased per unit costs on those products. On a more product-specific basis, volumes decreased 4%, partially offset by the average cost of refined fuels, which increased $0.06 (3%) per gallon, compared to the three months ended February 28, 2006.

We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher average prices on the refined products that we purchased for resale and includes comparable input costs at our two crude oil refineries compared to the three months ended February 28, 2006. The average per unit cost of crude oil purchased for the two refineries decreased slightly compared to the three months ended February 28, 2006. Propane volumes decreased 22%, and the average cost of propane increased $0.05 (5%) compared to the three months ended February 28, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $1.8 billion increased $426.5 million (30%) during the three months ended February 28, 2007 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,636.4 million and $1,244.9 million during the three months ended February 28, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $391.5 million (31%) compared to the three months ended February 28, 2006. This is the result of an increase of $0.86 (20%) average cost per bushel along with a 9% net increase in bushels sold as compared to the prior year. Corn, barley and soybeans reflected the largest volume increases compared to the three months ended February 28, 2006. Commodity prices on corn, soybeans and spring wheat have increased compared to the prices that were prevalent during the same three-month period in 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended February 28, 2007 compared to the three months ended February 28, 2006, primarily due to higher volumes in energy, crop nutrient, feed and seed products, processed sunflower, and crop protection products. The volume increases also resulted from acquisitions made during fiscal years 2006 and 2007.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $165.5 million, increased $24.1 million (17%) compared to the three months ended February 28, 2006, which was primarily due to increased basis costs of soybeans in addition to volume increases in crushing and refining.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $58.6 million for the three months ended February 28, 2007 increased by $2.1 million (4%) compared to the three months ended February 28, 2006. The net increase of $2.1 million is primarily due to increased performance-based incentive plan expense, in addition to other employee benefits and general inflation, partially offset by a $1.7 million net increase in gains on disposal of fixed assets.

Gain on Investments.  In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in our Processing segment.

Interest, net.  Net interest of $9.0 million for the three months ended February 28, 2007 decreased $0.4 million (4%) compared to the three months ended February 28, 2006. Interest expense for the three months ended February 28, 2007 and 2006 was $12.8 million and $13.5 million, respectively. Interest income, generated primarily from marketable securities, was $3.8 million and $4.1 million for the three months ended February 28, 2007 and 2006, respectively. The interest expense decrease of $0.7 million (5%) includes an increase in capitalized interest of $1.5 million, partially offset by an increase in short-term borrowings primarily created by higher working capital needs and an increase in the average short-term interest rate. For the three months ended February 28, 2007 and 2006, we capitalized interest of $2.5 million and $1.0 million, respectively, related to capitalized construction projects. The increase in capitalized interest relates to the financing interest on our coker project, partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $318.4 million during the three months ended February 28, 2007 compared to the three months ended February 28, 2006, and the average short-term interest rate increased 0.76%. The interest income decrease of $0.3 million (6%) was related to a decrease in interest income from short term investments.

Equity Income from Investments.  Equity income from investments of $12.3 million for the three months ended February 28, 2007 increased $7.1 million (138%) compared to the three months ended February 28, 2006. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments within our Processing segment and Corporate and Other of $10.1 million and $0.2 million, respectively. These improvements from our equity investments were partially offset by reduced earnings in our Ag Business and Energy segments of $3.2 million and $17 thousand, respectively.

Our Ag Business segment generated reduced earnings of $3.2 million from equity investments. Our share of equity investment earnings or losses in Agriliance decreased earnings by $5.2 million and primarily relates to reduced crop protection product margins, primarily related to reduced rebates. The Agriliance retail operations margin and crop nutrient volumes showed slight improvements over the three months ended February 28, 2006. Crop nutrient volumes, which consist primarily of fertilizers and micronutrients, were up 10% over last year. Our investment in a Canadian agronomy joint venture contributed slightly reduced earnings of $0.2 million. During our first fiscal quarter of 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercia, an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded a loss of $0.6 million during the six months ended February 28, 2007 for this equity investment. Our wheat exporting investment in United Harvest contributed improved earnings of $0.7 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also recorded improved earnings of $2.0 million. Our country operations reported an aggregate increase in equity investment earnings of $0.1 million for several small equity investments.

Our Processing segment generated improved earnings of $10.1 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $3.3 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, also recorded improved earnings of $1.5 million compared to the same period in the previous year. During fiscal years 2006 and 2007, we invested $105.0 million in US BioEnergy, an ethanol manufacturing company, and recorded improved earnings of $5.3 million, for our three months ended February 28, 2007 as compared to the same period in 2006, primarily from operating margins. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our joint venture with Ventura Foods. Ventura Foods recorded reduced expenses compared to 2006, primarily from lower marketing and interest expenses. In addition, Ventura Food experienced appreciated values on raw material inventory and contracts. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated decreased equity investment earnings of $17 thousand related to slightly lower margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.2 million from equity investment earnings, primarily from Cofina, our financial services equity investment, partially offset by reduced earnings from an insurance equity investment as compared to the three months ended February 28, 2006.

Minority Interests.  Minority interests of $14.5 million for the three months ended February 28, 2007 increased by $5.3 million (57%) compared to the three months ended February 28, 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $5.1 million for the three months ended February 28, 2007 compares with $4.2 million for the three months ended February 28, 2006, resulting in effective tax rates of 5.8% and 9.5%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 28, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During fiscal 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. The loss recorded for the three months ended February 28, 2006 was $0.2 million ($0.1 million in losses, net of taxes), primarily the result of the sale of our remaining assets.

Comparison of the six months ended February 28, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $240.8 million during the six months ended February 28, 2007 compared to $219.0 million during the six months ended February 28, 2006, an increase of $21.8 million (10%). These results reflected increased pretax earnings in our Processing and Ag Business segments, and Corporate and Other, partially offset by decreased earnings in our Energy segment.

Our Energy segment generated income from continuing operations before income taxes of $158.4 million for the six months ended February 28, 2007 compared to $180.8 million in the six months ended February 28, 2006. This decrease in earnings of $22.4 million (12%) is primarily attributable to lower margins on refined fuels, which resulted mainly from changes in the refining capacity and global demand. With hurricane damage to gulf-coast refineries at the start of fiscal year 2006, the energy industry faced supply restrictions and distribution disruptions. This situation created wide margins for inland refineries not affected by the hurricanes during the fall of 2005. Earnings in our propane, transportation, renewable fuels marketing and petroleum equipment businesses improved during the six months ended February 28, 2007 when compared to the same six-month period of the previous year. These improvements were partially offset by decreased earnings in our lubricants operations.

Our Ag Business segment generated income from continuing operations before income taxes of $30.8 million for the six months ended February 28, 2007 compared to $17.5 million in the six months ended February 28, 2006, an increase in earnings of $13.3 million (76%). Strong domestic grain movement, much of it driven by increased US ethanol production, contributed to improved performance by both grain marketing and country operations businesses. Our country operations earnings increased $11.1 million, primarily as a result of overall improved product margins, including historically high margins on energy, processed sunflower, agronomy and grain transactions. Market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $9.6 million during the six months ended February 28, 2007 compared with the same period in 2006, primarily from increased grain volumes and improved margins on those grains. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during the current year, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business.

Additionally, in our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF Industries Holdings, Inc. (CF), a domestic fertilizer manufacturer in which we hold a minority interest, and we received cash of $10.9 million and recorded a gain of $5.3 million. These improvements in earnings in our country operations, grain marketing, partial sale of CF, and some of our agronomy businesses, were partially offset by reduced earnings generated by Agriliance, an agronomy joint venture in which we hold a 50% interest. Those results, net of allocated internal expenses, reflected decreased earnings of $12.7 million, primarily because of reduced wholesale crop nutrient and crop protection product margins and reduced retail earnings. Weather-interrupted supply patterns and resulting price fluctuations dramatically reduced crop nutrient use and sales during 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the resulting transportation grid, led to price increases early in fiscal 2006. Coupled with high energy costs and lower grain prices in early plant planning of 2006 many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant decline in the realizable value of inventories and reduced earnings.

Our Processing segment generated income from continuing operations before income taxes of $42.8 million for the six months ended February 28, 2007 compared to $17.2 million in the six months ended February 28, 2006, an increase in earnings of $25.6 million (148%). In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $6.3 million during the six months ended February 28, 2007, compared to the same period in the prior year, primarily from reduced expenses and improved product margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved earnings of $1.5 million for the six months ended February 28, 2007, compared to the same period in the prior year. We recorded our share of pretax earnings or losses, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, of $2.1 million and a loss of $0.9 million, respectively, for the six months ended February 28, 2007 and 2006. Oilseed processing earnings increased $3.3 million during the six months ended February 28, 2007 as compared to the same period in the prior year. This was primarily the result of improved crushing margins, partially offset by reduced oilseed refining margins. While volumes stayed fairly consistent at our two crushing facilities, oilseed crushing margins showed significant improvement when comparing the six months ended February 28, 2007 with the same six-month period in the prior year.

Corporate and Other generated income from continuing operations before income taxes of $8.9 million for the six months ended February 28, 2007 compared to $3.5 million in the six months ended February 28, 2006, an increase in earnings of $5.4 million (153%). All of this improvement is attributable to our business solutions operations where insurance, financing and hedging services all recorded increases in volume compared to the same period of a year ago.

Net Income.  Consolidated net income for the six months ended February 28, 2007 was $218.6 million compared to $194.4 million for the six months ended February 28, 2006, which represents a $24.2 million (12%) increase.

Revenues.  Consolidated revenues of $7.5 billion for the six months ended February 28, 2007 compared to $6.6 billion for the six months ended February 28, 2006, which represents an $875.5 million (13%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receives other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our hedging and insurance operations.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.5 billion increased by $94.1 million (3%) during the six months ended February 28, 2007 compared to the six months ended February 28, 2006. During the six months ended February 28, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $116.3 million and $103.7 million, respectively. The revenues net increase of $94.1 million is comprised of a net increase of $184.2 million in sales volume, partially offset by $90.1 million related to price depreciation on refined fuels and propane products. The net change in revenues includes $339.9 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues decreased $109.8 million (5%), of which $91.3 million was related to a net average selling price decrease and $18.5 million was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels decreased $0.07 per gallon (4%) and volumes decreased 1% when comparing the six months ended February 28, 2007 with the same period a year ago. Lower crude oil prices during the first half of this fiscal year compared to the same six-month period last fiscal year were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005. Production disruptions due to hurricanes during the fall of 2005 along with strong demand contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $113.6 million (21%), of which $135.6 million was related to decreased volumes, partially offset by $22.0 million which was related to a net average selling price increase when compared to the same period in the previous year. Propane sales volume decreased 24% in comparison to the same period of the prior year, while the average selling price of propane increased $0.04 per gallon (4%). Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the six months ended February 28, 2007 compared to the same period in 2006 and are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $3.7 billion increased $749.8 million (26%) during the six months ended February 28, 2007 compared to the six months ended February 28, 2006. Grain revenues in our Ag Business segment totaled $3,167.6 million and $2,493.9 million during the six months ended February 28, 2007 and 2006, respectively. Of the grain revenues increase of $673.7 million (27%), $329.6 million is attributable to increased volumes and $344.1 million is due to increased average grain selling prices during the six months ended February 28, 2007 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.59 per bushel (14%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of corn, spring wheat and soybeans increased approximately $1.55, $1.09 and $0.95, respectively, when compared to the prices of those same grains for the six months ended February 28, 2006. Volumes increased 12% during the six months ended February 28, 2007 compared with the same period of a year ago. Corn, barley and soybeans reflect the largest volume increases compared to the six months ended February 28, 2006. Our Ag Business segment non-grain product revenues of $462.0 million increased by $75.0 million (19%) during the six months ended February 28, 2007 compared to the six months ended February 28, 2006, primarily the result of increased revenues of energy, crop nutrient, processed sunflower, feed, seed, and crop protection products. Other revenues within our Ag Business segment of $56.7 million during the six months ended February 28, 2007 increased $1.1 million (2%) compared to the six months ended February 28, 2006.

Our Processing segment revenues, after elimination of intersegment revenues, of $332.8 million increased $31.0 million (10%) during the six months ended February 28, 2007 compared to the six months ended February 28, 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 6%, accounting for an increase in revenues of $9.2 million, and a higher average sales price of processed oilseed and other revenues increased total revenues for this segment by $6.8 million. Oilseed refining revenues increased $13.6 million (9%), of which $9.6 million was due to a higher average sales price and $4.0 million was due to a net increase in sales volume. The average selling price of processed oilseed increased $7 per ton and the average selling price of refined oilseed products increased slightly compared to the same period of the previous year. These changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $7.1 billion increased $876.4 million (14%) during the six months ended February 28, 2007 compared to the six months ended February 28, 2006.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.2 billion increased by $121.7 million (4%) during the six months ended February 28, 2007 compared to the same period of the prior year. The net change in cost includes $336.0 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased average costs of refined fuels as well as some reduction in volumes, primarily propane. On a more product-specific basis, the average cost of refined fuels decreased by $0.07 (4%) per gallon, while volumes decreased 1% compared to the six months ended February 28, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease on refined fuels is reflective of lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2006. The average per unit cost of crude oil purchased for the two refineries decreased 3% compared to the six months ended February 28, 2006. The propane volumes decreased 24%, while the average cost of propane increased $0.03 (3%) compared to the six months ended February 28, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $3.6 billion increased $727.4 million (25%) during the six months ended February 28, 2007 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3,108.2 million and $2,449.6 million during the six months ended February 28, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $658.6 million (27%) compared to the six months ended February 28, 2006. This is the result of a 12% increase in bushels sold along with an increase of $0.58 (14%) average cost per bushel as compared to the prior year. Corn, barley and soybeans reflected the largest volume increases compared to the six months ended February 28, 2006. Commodity prices on corn, spring wheat and soybeans have increased compared to the prices that were prevalent during the same six-month period in 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the six months ended February 28, 2007 compared to the six months ended February 28, 2006, primarily due to higher volumes and price per unit costs of energy, crop nutrient, processed sunflower, crop protection and feed products. The higher volumes are primarily related to acquisitions.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $313.9 million, increased $27.3 million (10%) compared to the six months ended February 28, 2006, which was primarily due to increased basis costs of soybeans in addition to increased volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $110.7 million for the six months ended February 28, 2007 increased by $4.5 million (4%) compared to the six months ended February 28, 2006. The net increase of $4.5 million is primarily due to increased performance-based incentive plan expense, in addition to other employee benefits and general inflation, partially offset by a $3.5 million net increase in gains on disposal of fixed assets.

Gain on Investments.  During our first fiscal quarter in 2007, we sold approximately 25% of our investment in CF. We received cash proceeds of $10.9 million and recorded a gain of $5.3 million, which is reflected within the results reported for our Ag Business segment. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in our Processing segment.

Interest, net.  Net interest of $16.7 million for the six months ended February 28, 2007 decreased $55 thousand (less than 1%) compared to the six months ended February 28, 2006. Interest expense for the six months ended February 28, 2007 and 2006 was $24.1 million and $25.2 million, respectively. Interest income, generated primarily from marketable securities, was $7.4 million and $8.4 million, for the six months ended February 28, 2007 and 2006, respectively. The interest expense decrease of $1.1 million (4%) includes an increase in capitalized interest of $1.8 million, partially offset by an increase in short-term borrowings primarily created by higher working capital needs and an increase in the average short-term interest rate. For the six months ended February 28, 2007 and 2006, we capitalized interest of $4.4 million and $2.6 million, respectively, related to capitalized construction projects. The increase in capitalized interest primarily relates to the financing interest on our coker project, partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $170.5 million during the six months ended February 28, 2007 compared to the six months ended February 28, 2006, and the average short-term interest rate increased 1.19%. The interest income decrease of $1.0 million (12%) was primarily in our Energy segment related to a decrease in interest income from short term investments, primarily at NCRA.

Equity Income from Investments.  Equity income from investments of $16.8 million for the six months ended February 28, 2007 increased $2.5 million (17%) compared to the six months ended February 28, 2006. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments within our Processing and Energy segments, and Corporate and Other of $13.4 million, $0.2 million and $0.4 million, respectively, and was partially offset by reduced earnings within our Ag Business segment of $11.5 million.

Our Ag Business segment generated reduced earnings of $11.5 million from equity investments. Our share of equity investment earnings or losses in Agriliance decreased earnings by $13.1 million and primarily relates to reduced crop nutrient and crop protection product margins. Weather-interrupted supply patterns and resulting wide price fluctuations dramatically reduced crop nutrient use and sales during fiscal 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the related transportation grid led to price increases during fiscal 2006. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant declines in the realizable value of inventories and reduced revenues and margins. The Agriliance crop protection margins reflected reduced rebates from chemical companies as compared to the same period in the previous year. The Agriliance retail operations were relatively unchanged from the six months ended February 28, 2006. Our investment in a Canadian agronomy joint venture contributed improved earnings of $0.1 million. During the first fiscal quarter of 2007 we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercia, an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded a loss of $0.6 million during the three months ended February 28, 2007 for that equity investment. Our wheat exporting investment in United Harvest contributed improved earnings of $0.5 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also recorded improved earnings of $2.0 million. Our country operations reported an aggregate decrease in equity investment earnings of $0.4 million for several small equity investments.

Our Processing segment generated improved earnings of $13.4 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $6.0 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $1.4 million compared to the same period in the previous year. During fiscal years 2006 and 2007, we invested $105.0 million in US BioEnergy, an ethanol manufacturing company, and recorded improved earnings of $6.0 million during the six months ended February 28, 2007 compared to the same period in 2006, primarily from operating margins. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our joint venture with Ventura Foods. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.2 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.4 million from equity investment earnings, primarily from Cofina, our financial services equity investment, partially offset by slightly reduced earnings from an insurance equity investment as compared to the six months ended February 28, 2006.

Minority Interests.  Minority interests of $33.4 million for the six months ended February 28, 2007 decreased by $8.0 million (19%) compared to the six months ended February 28, 2006. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same six-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $22.2 million for the six months ended February 28, 2007 compares with $24.7 million for the six months ended February 28, 2006, resulting in effective tax rates of 9.2% and 11.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 28, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During our fiscal 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. The income recorded for the six months ended February 28, 2006 was $0.2 million ($0.1 million in income, net of taxes), primarily the result of the sale of our remaining assets.

Liquidity and Capital Resources

On February 28, 2007, we had working capital, defined as current assets less current liabilities, of $805.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $829.0 million and a current ratio of 1.5 to 1.0 on August 31, 2006. On February 28, 2006, we had working capital of $776.5 million and a current ratio of 1.5 to 1.0 compared to working capital of $758.7 million and a current ratio of 1.4 to 1.0 on August 31, 2005. We anticipate that working capital will be drawn down during the current fiscal year due to capital expenditures related to the coker unit project at our Laurel, Montana refinery, as described below in “Cash Flows from Investing Activities”. The capital expenditures related to this project are anticipated to be approximately $238.0 million during our current fiscal year.

Our current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On February 28, 2007, we had $440.0 million outstanding on this line of credit compared with $113.5 million outstanding on the credit facility in place on February 28, 2006. In addition, we have two commercial paper programs totaling $125 million with banks participating in our five-year revolver. On February 28, 2007, we had $99.1 million of commercial paper outstanding. Our highest points of seasonal borrowings are typically from January through early summer. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Our cash flows used in operating activities were $71.4 million for the six months ended February 28, 2007, compared to cash flows provided by operating activities of $65.8 million for the six months ended February 28, 2006. Volatility in cash flows from operations for these periods is primarily the result of a larger net increase in operating assets and liabilities during the six months ended February 28, 2007 compared to the same period in the prior year. Grain prices during the current fiscal year have been quite volatile. Because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls (reflected in other current assets) which are a use of cash. In addition, higher commodity prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities used net cash of $71.4 million during the six months ended February 28, 2007. Net income of $218.6 million and net non-cash expenses and cash distributions from equity investments of $112.0 million were exceeded by an increase in net operating assets and liabilities of $402.0 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $68.9 million, redemptions from equity investments net of income from those investments of $7.4 million, minority interests of $33.4 million and deferred tax expense of $22.2 million, which were partially offset by a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock, included in our Ag Business segment, and an $11.4 million non-cash gain in our Processing segment from US BioEnergy’s IPO transaction as previously discussed in “Results of Operations”. The increase in net operating assets and liabilities was caused primarily by an increase of $339.9 million in derivative assets and hedging deposits (included in other current assets), partially offset by an increase in derivative liabilities of $112.4 million, due to increases in grain prices on February 28, 2007 when compared to August 31, 2006. Increases in inventories also caused an increase in net operating assets and liabilities. On February 28, 2007, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $1.93 per bushel (83%), $2.31 per bushel (43%) and $0.55 per bushel (12%), respectively, when compared to August 31, 2006. Grain inventory quantities increased in our Ag Business segment by 8.5 million bushels (8%) when comparing inventories on February 28, 2007 to August 31, 2006. In addition, our feed and farm supplies inventories in our Ag Business segment increased significantly during the period (66%), as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. Our energy inventories decreased 14% as crude oil prices in general decreased $8.47 per barrel (12%) on February 28, 2007 as compared to August 31, 2006.

Our operating activities provided net cash of $65.8 million during the six months ended February 28, 2006. Net income of $194.4 million and net non-cash expenses and cash distributions from equity investments of $168.4 million, were partially offset by an increase in net operating assets and liabilities of $297.0 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $58.9 million, deferred tax expense of $44.8 million, minority interests of $41.4 million and income from equity investments net of distributions of $24.3 million. The increase in net operating assets and liabilities was comprised of several components. One of the primary components included an increase in inventories largely due to an increase in feed and farm supplies inventories as well as increases in grain quantities and appreciated grain prices. On February 28, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $0.73 per bushel (21%) and $0.27 per bushel (13%), respectively, and soybeans, another high volume commodity, saw only a slight decline in price of $0.07 per bushel (1%) when compared to August 31, 2005. Our grain inventory quantities increased 21.9 million bushels (24%) during the same period. Our feed and farm supplies inventories increased significantly as well during the period, as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. Another primary factor affecting operating assets and liabilities was a decrease in crude oil prices on February 28, 2006 compared to August 31, 2005, which had offsetting impacts of decreasing receivables, accounts payable and derivative liabilities in our Energy segment. In general, crude oil prices decreased $7.53 per barrel (11%) on February 28, 2006 as compared to August 31, 2005.

Crude oil prices are expected to be volatile in the foreseeable future, but cash from our related inventories and receivables are recovered in a relatively short period, thus somewhat mitigating the effect on our operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. We anticipate that demand for corn in ethanol production will continue to create relatively high prices and price volatility for that commodity in fiscal 2007. With higher corn prices, we also anticipate an increase in corn acres planted in 2007, with some of those acres displacing acres previously planted for soybeans, cotton and wheat. That trend may also increase the prices for those commodities as supply is decreased.

Cash usage is usually greatest during our second quarter of our fiscal year as we build inventories at our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 28, 2007 and 2006, the net cash flows used in our investing activities totaled $233.0 million and $90.3 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $155.0 million and $113.9 million for the six months ended February 28, 2007 and 2006, respectively. For the year ending August 31, 2007, we expect to spend approximately $391.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The coker unit is anticipated to increase yields by approximately 14%. The total cost for this project is expected to be approximately $325.0 million, of which approximately $238.0 million is expected to be spent during fiscal 2007, with completion planned during fiscal 2008. We anticipate funding the project with cash flows from operations. Total expenditures for this project as of February 28, 2007, were $155.8 million, of which $93.0 million were incurred during the six months ended February 28, 2007, compared to expenditures of $13.1 million which were incurred during the six months ended February 28, 2006. During the six months ended February 28, 2006, capital expenditures for projects now complete that related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery were $50.2 million.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of February 28, 2007, the aggregate capital expenditures for us and NCRA related to these settlements were approximately $18 million, and we anticipate spending an additional $6 million over the next five years. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the six months ended February 28, 2007 and 2006, totaled $80.5 million and $37.0 million, respectively. During the six months ended February 28, 2007, investments include two new ventures. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets. We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) during the six months ended February 28, 2007, to acquire the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the six months ended February 28, 2007, we made an additional investment of $35.0 million in US BioEnergy, bringing our total cash investments for Class A Common Stock in the company to $105.0 million. Prior investments in US BioEnergy included an investment of $35.0 million during the six months ended February 28, 2006 and another investment of $35.0 million during the three months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in our Processing segment. Based upon the market price of US BioEnergy’s stock of $13.02 per share on February 28, 2007, our investment had a market value of approximately $187.3 million. We are recognizing earnings of US BioEnergy to the extent of our ownership interest using the equity method of accounting. As part of the IPO, we are restricted from selling our stock for 180 days from that transaction date.

During the six months ended February 28, 2007, changes in notes receivable resulted in a decrease in cash flows of $15.4 million, of which $8.0 million resulted from a note receivable related to our investment in Multigrain S.A., with the balance primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the six months ended February 28, 2006, the changes in notes receivable resulted in an increase in cash flows of $48.2 million, primarily from related party notes receivables at NCRA.

Partially offsetting our cash outlays for investing activities were proceeds from the disposition of property, plant and equipment of $7.0 million and $6.5 million for the six months ended February 28, 2007 and 2006, respectively. Also partially offsetting cash usages were investments redeemed totaling $3.0 million and $5.4 million for the six months ended February 28, 2007 and 2006, respectively. During the six months ended February 28, 2007, we sold 540,000 shares of our CF stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. The other terms of the current credit facility are the same as the terms of the credit facilities it replaced in all material respects. On February 28, 2007, interest rates for amounts outstanding on this credit facility ranged from 5.54% to 5.79%. In addition to these lines of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2006, the line of credit dedicated to NCRA was renewed for an additional year. We also have a revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), through LaSalle Bank National Association which expires in November 2007, in the amount of $25.0 million committed. On February 28, 2007, August 31, 2006 and February 28, 2006, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $453.5 million, $22.0 million and $114.7 million, respectively.

During the six months ended February 28, 2007, we instituted two commercial paper programs totaling $125 million with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On February 28, 2007, we had $99.1 million of commercial paper outstanding, all with maturities of less than 60 days from their issuance with interest rates ranging from 5.57% to 5.61%.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $86.9 million, $98.4 million and $106.6 million on February 28, 2007, August 31, 2006 and February 28, 2006, respectively. Interest rates on February 28, 2007 ranged from 6.39% to 7.13%. Repayments of $11.5 million and $8.2 million were made on this facility during the six months ended February 28, 2007 and 2006, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Repayments of $3.6 million were made during each of the six months ended February 28, 2007 and 2006.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during fiscal years 2007 through 2013. Repayments of $8.8 million were made on the first series during the six months ended February 28, 2007. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies. The amendment expanded the uncommitted facility from $70.0 million to $150.0 million.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the fiscal years 2011 through 2015.

Through NCRA, we had revolving term loans outstanding of $4.5 million, $6.0 million and $7.5 million on February 28, 2007, August 31, 2006 and February 28, 2006, respectively. Interest rates on February 28, 2007 ranged from 6.48% to 6.99%. Repayments of $1.5 million were made during each of the six months ended February 28, 2007 and 2006.

On February 28, 2007, we had total long-term debt outstanding of $716.1 million, of which $95.6 million was bank financing, $599.7 million was private placement debt and $20.8 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 has not materially changed during the six months ended February 28, 2007. On February 28, 2006, we had long-term debt outstanding of $758.5 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $4.5 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of February 28, 2007.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets (cost of approximately $325 million). The City of McPherson issued $325 million of Industrial Revenue Bonds (“IRBs”) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until final maturity in ten years.

During the six months ended February 28, 2007 and 2006, we had no borrowings on a long-term basis, and during the same periods we repaid long-term debt of $28.7 million and $15.7 million, respectively.

Distributions to minority owners for the six months ended February 28, 2007 and 2006 were $22.3 million and $43.0 million, respectively, and were related to NCRA. In addition, there was a distribution to the NCRA minority owners in March 2007, in the amount of $10.4 million.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2006, were distributed during the six months ended February 28, 2007. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $133.1 million. During the six months ended February 28, 2006, we distributed cash patronage of $62.5 million.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years held by them, and another for individuals who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2006, that will be distributed in fiscal year 2007, to be approximately $112.4 million, of which $57.3 million was redeemed in cash during the six months ended February 28, 2007, compared to $51.7 million during the six months ended February 28, 2006. We also redeemed $35.9 million of capital equity certificates during the six months ended February 28, 2007, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission. During the six months ended February 28, 2006, we redeemed $23.8 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 28, 2007, we had 7,240,221 shares of Preferred Stock outstanding with a total redemption value of approximately $181.0 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option after February 1, 2008. Dividends paid on our Preferred stock during the six months ended February 28, 2007 and 2006 were $5.9 million and $5.0 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 have not materially changed during the six months ended February 28, 2007.

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $53.2 million was outstanding on February 28, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees. All outstanding loans with respective creditors are current as of February 28, 2007.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006. Other than the balance sheet changes in payables and long-term debt, increases in grain purchase contracts and additional commitments for costs related to the coker project at our Laurel refinery, the total obligations have not materially changed during the six months ended February 28, 2007.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2006. There have been no changes to these policies during the six months ended February 28, 2007.

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

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. This FSP shall be applied to the first fiscal year beginning after December 15, 2006 (our fiscal year 2008). We are currently using the accrue-in-advance method of accounting, and are in the process of assessing the impact this FSP will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in market risk exposures for the period ended February 28, 2007, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 28, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting November 30 — December 1, 2006, and the following directors were re-elected to the Board of Directors for a three-year term on December 1, 2006: Duane Stenzel, Michael Mulcahey, Steve Fritel, and James Kile. In addition, David Kayser was elected to a three-year term, replacing retiring director Merlin Van Walleghen; Daniel Schurr was elected to the remaining two-year term vacated by former director Glen Keppy; Donald Anthony was elected to the three-year term vacated by former director Robert Elliott; and Steve Riegel was elected to a new Region 8 position with an initial one-year term. (The new Region 8 position was created through the elimination of the Region 6 director position formerly held by David Bielenberg.) The following directors’ terms of office continued after the meeting: Bruce Anderson, Robert Bass, Dennis Carlson, Curt Eischens, Robert Grabarski, Jerry Hasnedl, Randy Knecht, Richard Owen, and Michael Toelle.

In addition, our members adopted a resolution to amend our Articles of Incorporation during our Annual Meeting on December 1, 2006, to reflect a change in our right of offset against certain equities standing on our books. This right of offset does not affect our 8% Cumulative Redeemable Preferred Stock. When there is a debt outstanding to us, we are able to offset any equity certificates, patronage and other equity interests against the indebtedness of the member-owner. The amendment allows us to establish “present value” for the equity certificates, patronage or other equity interests when performing the offset. Our board of directors will determine the definition of “present value” on a periodic basis.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	First Amendment to Amended and Restated Loan and Security Agreement by and among Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January, 31, 2007)
10.2	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

April 9, 2007