Form 10-Q
period 2007-05-31
CHS INC
filed 2007-07-12
CIK 823277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2007.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	May 31, 2007

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2007.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,	May 31,
	2007	2006	2006
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$245,911	$112,525	$136,927
Receivables	1,440,022	1,076,602	1,083,000
Inventories	1,197,178	1,130,824	1,024,093
Other current assets	560,656	298,666	413,067

Total current assets	3,443,767	2,618,617	2,657,087
Investments	811,037	624,253	599,856
Property, plant and equipment	1,625,669	1,476,239	1,433,414
Other assets	245,042	223,474	230,637

Total assets	$6,125,515	$4,942,583	$4,920,994

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$528,628	$22,007	$140,048
Current portion of long-term debt	60,471	60,748	40,419
Customer credit balances	94,920	66,468	74,302
Customer advance payments	88,899	82,362	104,175
Checks and drafts outstanding	90,032	57,083	53,954
Accounts payable	1,029,336	904,143	877,885
Accrued expenses	434,298	347,078	382,686
Dividends and equities payable	199,677	249,774	184,640

Total current liabilities	2,526,261	1,789,663	1,858,109
Long-term debt	630,449	683,997	703,421
Other liabilities	400,927	310,157	269,837
Minority interests in subsidiaries	204,093	141,375	162,361
Commitments and contingencies
Equities	2,363,785	2,017,391	1,927,266

Total liabilities and equities	$6,125,515	$4,942,583	$4,920,994

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
		(dollars in thousands)

Revenues	$4,732,465	$3,742,482	$12,218,115	$10,352,612
Cost of goods sold	4,404,540	3,524,493	11,522,206	9,765,727

Gross profit	327,925	217,989	695,909	586,885
Marketing, general and administrative	64,871	62,659	175,564	168,815

Operating earnings	263,054	155,330	520,345	418,070
Loss (gain) on investments	251		(16,497)
Interest, net	9,272	11,540	25,963	28,286
Equity income from investments	(67,490)	(43,930)	(84,336)	(58,292)
Minority interests	61,287	28,717	94,669	70,084

Income from continuing operations before income taxes	259,734	159,003	500,546	377,992
Income taxes	21,961	22,440	44,182	47,156

Income from continuing operations	237,773	136,563	456,364	330,836
Income on discontinued operations, net of taxes		(30)		(139)

Net income	$237,773	$136,593	$456,364	$330,975

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2007	2006
		(as restated)
	(dollars in thousands)

Cash flows from operating activities:
Net income	$456,364	$330,975
Depreciation and amortization	103,374	92,271
Income from equity investments	(84,336)	(58,292)
Distributions from equity investments	60,099	51,167
Minority interests	94,669	70,084
Noncash patronage dividends received	(1,346)	(1,139)
Gain on sale of property, plant and equipment	(4,080)	(1,983)
Gain on investments	(16,497)
Deferred taxes	13,697	44,549
Other, net	328	242
Changes in operating assets and liabilities:
Receivables	(314,184)	61,841
Inventories	(58,834)	(100,560)
Other current assets and other assets	(267,619)	(37,403)
Customer credit balances	28,132	(18,082)
Customer advance payments	6,513	(23,274)
Accounts payable and accrued expenses	197,077	(131,940)
Other liabilities	49,283	(263)

Net cash provided by operating activities	262,640	278,193

Cash flows from investing activities:
Acquisition of property, plant and equipment	(249,648)	(161,027)
Proceeds from disposition of property, plant and equipment	9,263	8,993
Investments	(84,208)	(72,990)
Investments redeemed	4,438	6,328
Proceeds from sale of investment	10,918
Changes in notes receivable	(54,215)	(5,723)
Acquisition of intangibles	(8,144)	(2,867)
Other investing activities, net	(2,143)	1,124

Net cash used in investing activities	(373,739)	(226,162)

Cash flows from financing activities:
Changes in notes payable	506,583	64,623
Principal payments on long-term debt	(54,150)	(30,375)
Payments for bank fees on debt		(1,971)
Changes in checks and drafts outstanding	32,313	(13,643)
Distribution to minority owners	(32,725)	(51,599)
Costs incurred — capital equity certificates redeemed	(145)	(88)
Preferred stock dividends paid	(9,484)	(7,884)
Retirements of equities	(64,856)	(52,670)
Cash patronage dividends paid	(133,051)	(62,515)

Net cash provided by (used in) financing activities	244,485	(156,122)

Net increase (decrease) in cash and cash equivalents	133,386	(104,091)
Cash and cash equivalents at beginning of period	112,525	241,018

Cash and cash equivalents at end of period	$245,911	$136,927

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of May 31, 2007 and 2006, the statements of operations for the three and nine months ended May 31, 2007 and 2006, and the statements of cash flows for the nine months ended May 31, 2007 and 2006 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2006 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangible Assets

Goodwill was $3.8 million, $3.9 million and $3.9 million on May 31, 2007, August 31, 2006 and May 31, 2006, respectively, and is included in other assets in the consolidated balance sheets.

Intangible assets subject to amortization primarily include trademarks, customer lists and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 15 years). The gross carrying amount of these intangible assets was $37.5 million with total accumulated amortization of $10.9 million as of May 31, 2007. Intangible assets of $11.1 million (includes $3.0 million non-cash) and $3.9 million (includes $1.0 million non-cash) were acquired during the nine months ended May 31, 2007 and 2006, respectively. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2007 and 2006, was $2.1 million and $4.2 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $3.3 million annually for the first two years, $3.0 million for the next two years and $2.6 million for the following year.

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

Based on the funded status of our defined benefit pension and postretirement medical plans as of the most recent measurement dates, we will be required to increase our net liabilities for pension and postretirement medical benefits upon adoption of SFAS No. 158, which will result in a decrease to owner’s equity in our Consolidated Balance Sheet. The ultimate amounts to be recorded are highly dependent on a number of assumptions, including the discount rates in effect in 2007, the actual rate of return on pension assets for 2007 and the tax effects of adoption. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at August 31, 2007.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2007	2006	2006

Trade	$1,394,391	$1,056,514	$1,054,063
Other	105,471	73,986	83,258

	1,499,862	1,130,500	1,137,321
Less allowances for doubtful accounts	59,840	53,898	54,321

	$1,440,022	$1,076,602	$1,083,000

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2007	2006	2006

Grain and oilseed	$546,938	$511,413	$402,313
Energy	422,274	447,664	421,939
Feed and farm supplies	180,267	137,978	171,598
Processed grain and oilseed	45,023	32,198	26,723
Other	2,676	1,571	1,520

	$1,197,178	$1,130,824	$1,024,093

Note 4.	Derivative Assets and Liabilities

Included in other current assets on May 31, 2007, August 31, 2006 and May 31, 2006 are derivative assets of $235.3 million, $74.3 million and $103.9 million, respectively. Included in accrued expenses on May 31, 2007, August 31, 2006 and May 31, 2006 are derivative liabilities of $166.3 million, $97.8 million and $109.3 million, respectively.

Note 5.	Investments

US BioEnergy Corporation (US BioEnergy), is an ethanol production company which currently owns and operates four ethanol plants and has three ethanol plants under construction. During the nine months ended May 31, 2007, we made additional investments of $35.3 million in US BioEnergy, bringing our total cash investments for common stock in the company to $105.3 million. Prior investments in US BioEnergy include $70.0 million of stock purchased during the nine months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The effect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment during the six months ended February 28, 2007 to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the three months ended May 31, 2007, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million. This gain is reflected in our Processing segment. Based upon the market price of US BioEnergy’s stock of $12.88 per share on May 31, 2007, our investment had a market value of approximately $185.5 million. The carrying value of our investment in US BioEnergy of $122.6 million exceeds our share of their equity by approximately $19 million, and represents equity method goodwill. We are recognizing earnings of US BioEnergy, to the extent of our ownership interest, using the equity method of accounting.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the nine months ended May 31, 2007, we made investments in two ventures. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture includes grain storage and export facilities and builds on our South American soybean origination. We have also invested $15.6 million in a new Horizon Milling G.P. venture (24% CHS ownership), included in our Processing segment, during the nine months ended May 31, 2007, to acquire the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the nine months ended May 31, 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

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

In June 2007, we announced that two business segments of Agriliance are being repositioned. We expect to acquire the wholesale crop nutrients business of Agriliance, and Land O’Lakes, Inc. expects to acquire the wholesale crop protection business. Terms of the transaction, expected to be completed in September 2007, will not be disclosed until details are finalized. We and Land O’Lakes, Inc. have also retained an investment banking firm to assist us in repositioning the Agriliance retail assets. We are currently in exclusive negotiations with a group which includes Agriliance management team members and financial backers for the sale of the majority of their retail assets.

As of May 31, 2007, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeds our share of their equity by $43.3 million. Of this basis difference, $3.7 million is being amortized over the remaining life of the corresponding assets, which is approximately five years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of May 31, 2007, August 31, 2006 and May 31, 2006 and statements of operations for the three-month and nine-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Net sales	$414,057	$366,271	$1,193,784	$1,097,036
Gross profit	56,285	46,491	164,784	149,683
Net income	11,041	15,173	55,256	47,420

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	May 31,	August 31,	May 31,
	2007	2006	2006

Current assets	$280,919	$237,117	$208,987
Non-current assets	455,124	441,435	441,199
Current liabilities	191,415	141,080	122,007
Non-current liabilities	309,436	308,377	308,346

Agriliance LLC

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Net sales	$1,832,590	$1,590,546	$3,000,107	$2,780,543
Gross profit	208,656	147,601	300,200	257,803
Net income	108,036	59,614	49,255	27,012

	May 31,	August 31,	May 31,
	2007	2006	2006

Current assets	$1,754,732	$1,261,874	$1,820,206
Non-current assets	162,822	166,365	159,723
Current liabilities	1,468,437	999,038	1,582,721
Non-current liabilities	141,932	132,071	125,693

Note 6.	Discontinued Operations

In our fiscal year 2005, we sold the majority of our Mexican foods business, and in our fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for the three and nine months ended May 31, 2006, and the summarized results are as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	May 31,	May 31,
	2006	2006

Marketing, general and administrative *	$(50)	$(373)
Interest, net		145
Income tax expense	20	89

Income from discontinued operations, net of taxes	$(30)	$(139)

*	Includes a gain of $0.8 million on the sale of a facility for the nine months ended May 31, 2006.

Note 7.	Notes Payable and Long-term Debt

During the nine months ended May 31, 2007, we instituted two commercial paper programs totaling up to $125 million with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On May 31, 2007, we had $44.1 million of commercial paper outstanding, all with maturities of less than 60 days from their issuance and with interest rates ranging from 5.57% to 5.65%.

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

Note 8.	Interest, net

Interest, net for the three and nine months ended May 31, 2007 and 2006 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Interest expense	$13,567	$12,397	$37,694	$37,560
Interest income	4,295	857	11,731	9,274

Interest, net	$9,272	$11,540	$25,963	$28,286

Note 9.	Equities

Changes in equity for the nine-month periods ended May 31, 2007 and 2006 are as follows:

	Fiscal 2007	Fiscal 2006

Balances, September 1, 2006 and 2005	$2,017,391	$1,757,897
Net income	456,364	330,975
Other comprehensive income	44,706	10,844
Patronage distribution	(379,838)	(207,842)
Patronage accrued	374,000	203,000
Equities retired	(64,856)	(52,670)
Equity retirements accrued	100,755	51,676
Equities issued in exchange for elevator properties	4,652	6,342
Preferred stock dividends	(9,484)	(7,884)
Preferred stock dividends accrued	1,955	1,650
Accrued dividends and equities payable	(183,513)	(167,455)
Other, net	1,653	733

Balances, May 31, 2007 and 2006	$2,363,785	$1,927,266

During the nine months ended May 31, 2007 and 2006, we redeemed $35.9 million and $23.8 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 10.	Comprehensive Income

Total comprehensive income primarily consists of net income, unrealized net gains or losses on available for sale investments and energy derivatives, and the effects of minimum pension liability adjustments. For the three months ended May 31, 2007 and 2006, total comprehensive income amounted to $243.3 million and $137.8 million, respectively. For the nine months ended May 31, 2007 and 2006, total comprehensive income amounted to $501.1 million and $341.8 million, respectively. Accumulated other comprehensive income on May 31, 2007, August 31, 2006 and May 31, 2006 was $57.8 million, $13.1 million and $15.8 million, respectively. The change in accumulated other comprehensive income during the three months and nine months ended May 31, 2007, consisted primarily of net gains on available for sale investments.

Note 11.	Employee Benefit Plans

Employee benefit information for the three and nine months ended May 31, 2007 and 2006 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006

Components of net periodic benefit cost for the three months ended May 31:
Service cost	$3,590	$3,724	$255	$560	$239	$242
Interest cost	4,816	4,259	361	352	417	392
Return on plan assets	(7,296)	(7,091)
Prior service cost amortization	217	213	115	129	(127)	(75)
Actuarial loss (gain) amortization	1,442	1,878	27	68	(9)	25
Transition amount amortization					233	234

Net periodic benefit cost	$2,769	$2,983	$758	$1,109	$753	$818

Components of net periodic benefit cost for the nine months ended May 31:
Service cost	$10,770	$11,170	$767	$1,646	$718	$768
Interest cost	14,450	12,777	1,083	1,026	1,252	1,176
Return on plan assets	(21,887)	(21,272)
Prior service cost amortization	650	641	346	387	(383)	(229)
Actuarial loss (gain) amortization	4,325	5,635	82	158	(29)	13
Transition amount amortization					701	702

Net periodic benefit cost	$8,308	$8,951	$2,278	$3,217	$2,259	$2,430

Employer Contributions:

During the nine months ended May 31, 2007, NCRA, of which we own approximately 74.5%, contributed $4.9 million to its pension plan. In June 2007, we contributed $10.0 million to our pension plan.

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

In fiscal year 2005, we sold the majority of our Mexican foods business, and in fiscal year 2006, we sold the remaining assets. The operating results of the Mexican Foods business are reported as discontinued operations for the three and nine months ended May 31, 2006.

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

Segment information for the three and nine months ended May 31, 2007 and 2006 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended May 31, 2007
Revenues	$2,186,568	$2,411,945	$193,553	$6,121	$(65,722)	$4,732,465
Cost of goods sold	1,929,258	2,354,272	187,502	(770)	(65,722)	4,404,540

Gross profit	257,310	57,673	6,051	6,891	—	327,925
Marketing, general and administrative	23,938	27,381	5,928	7,624		64,871

Operating earnings (losses)	233,372	30,292	123	(733)	—	263,054
Loss on investments			251			251
Interest, net	(1,925)	8,956	4,151	(1,910)		9,272
Equity income from investments	(952)	(55,826)	(9,431)	(1,281)		(67,490)
Minority interests	61,268	19				61,287

Income from continuing operations before income taxes	$174,981	$77,143	$5,152	$2,458	$—	$259,734

Intersegment revenues	$(54,936)	$(10,677)	$(109)		$65,722	$—

For the Three Months Ended May 31, 2006
Revenues	$1,845,248	$1,795,383	$156,976	$10,183	$(65,308)	$3,742,482
Cost of goods sold	1,694,937	1,742,549	153,701	(1,386)	(65,308)	3,524,493

Gross profit	150,311	52,834	3,275	11,569	—	217,989
Marketing, general and administrative	21,111	27,685	5,553	8,310		62,659

Operating earnings (losses)	129,200	25,149	(2,278)	3,259	—	155,330
Interest, net	2,190	7,314	2,916	(880)		11,540
Equity income from investments	(1,010)	(31,898)	(9,738)	(1,284)		(43,930)
Minority interests	28,691	26				28,717

Income from continuing operations before income taxes	$99,329	$49,707	$4,544	$5,423	$—	$159,003

Intersegment revenues	$(63,581)	$(1,650)	$(77)		$65,308	$—

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Nine Months Ended May 31, 2007
Revenues	$5,753,660	$6,100,397	$526,513	$21,869	$(184,324)	$12,218,115
Cost of goods sold	5,263,754	5,942,916	501,541	(1,681)	(184,324)	11,522,206

Gross profit	489,906	157,481	24,972	23,550	—	695,909
Marketing, general and administrative	67,149	70,369	17,928	20,118		175,564

Operating earnings	422,757	87,112	7,044	3,432	—	520,345
Gain on investments		(5,348)	(11,149)			(16,497)
Interest, net	(2,164)	21,538	10,917	(4,328)		25,963
Equity income from investments	(3,089)	(37,027)	(40,626)	(3,594)		(84,336)
Minority interests	94,677	(8)				94,669

Income from continuing operations before income taxes	$333,333	$107,957	$47,902	$11,354	$—	$500,546

Intersegment revenues	$(171,188)	$(12,853)	$(283)	$—	$184,324	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$212,450	$24,754	$10,657	$1,787		$249,648

Depreciation and amortization	$63,719	$24,847	$10,862	$3,946		$103,374

Total identifiable assets at May 31, 2007	$2,627,453	$2,320,757	$634,745	$542,560		$6,125,515

For the Nine Months Ended May 31, 2006
Revenues	$5,305,640	$4,736,615	$458,946	$25,283	$(173,872)	$10,352,612
Cost of goods sold	4,895,142	4,606,393	440,488	(2,424)	(173,872)	9,765,727

Gross profit	410,498	130,222	18,458	27,707	—	586,885
Marketing, general and administrative	58,008	73,050	16,199	21,558		168,815

Operating earnings	352,490	57,172	2,259	6,149	—	418,070
Interest, net	5,358	14,545	8,028	355		28,286
Equity income from investments	(2,946)	(24,648)	(27,558)	(3,140)		(58,292)
Minority interests	69,976	108				70,084

Income from continuing operations before income taxes	$280,102	$67,167	$21,789	$8,934	$—	$377,992

Intersegment revenues	$(167,238)	$(6,383)	$(251)		$173,872	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$123,447	$30,140	$5,853	$1,587		$161,027

Depreciation and amortization	$54,223	$23,233	$10,496	$4,319		$92,271

Total identifiable assets at May 31, 2006	$2,136,804	$1,819,540	$503,551	$461,099		$4,920,994

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Commitments and Contingencies

Environmental

We have incurred capital expenditures related to actions taken to comply with the Environmental Protection Agency low sulfur fuel regulations which were complete in fiscal year 2006. We incurred capital expenditures from fiscal year 2003 through 2006 for these projects totaling $88.1 million at our Laurel, Montana refinery and $328.7 million at NCRA’s McPherson, Kansas refinery.

Guarantees

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $37.1 million was outstanding on May 31, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees.

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

Our obligations pursuant to our guarantees as of May 31, 2007 are as follows:

	Guarantee /		Exposure on
	Maximum		May 31,			Triggering	Recourse	Assets Held
Entities	Exposure		2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

The Company’s financial services cooperative loans sold to CoBank		*	$87	10% of the obligations of borrowers (agri- cultural cooperatives) under credit agreements for loans sold	None stated, but may be terminated by either party upon 60 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Provista Renewable Fuels Marketing, LLC	$20,000		8,000	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000		—	Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000		4,700	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee /		Exposure on
	Maximum		May 31,			Triggering	Recourse	Assets Held
Entities	Exposure		2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$24,881		14,374	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$12,100		7,914	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

			$37,075

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Note 14.	Restatement

We previously restated our Consolidated Statement of Cash Flows for the nine months ended May 31, 2006, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity.

The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the nine months ended May 31, 2006. In addition, it did not have any impact on our Consolidated Balance Sheet as of May 31, 2006.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized results of the previously reported and restated Consolidated Statement of Cash Flows for the nine months ended May 31, 2006 are as follows:

	For the Nine Months Ended
	May 31,
	as	as
	reported	restated

Cash flows from operating activities:
Distributions from equity investments		$51,167
Net cash provided by operating activities	$227,026	278,193
Cash flows from investing activities:
Equity investments redeemed	53,340
Investments redeemed	4,155	6,328
Net cash used in investing activities	(174,995)	(226,162)
Net cash used in financing activities	(156,122)	(156,122)
Net decrease in cash and cash equivalents	(104,091)	(104,091)
Cash and cash equivalents at beginning of period	241,018	241,018
Cash and cash equivalents at end of period	136,927	136,927

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Although the prices for crude oil reached historical highs during 2006 and again in 2007, the prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

We previously restated our Consolidated Statement of Cash Flows for the nine months ended May 31, 2006, in our Annual Report on Form 10-K for the year ended August 31, 2006, to correct an error in the classification of our cash flows received from our interest in joint ventures. We determined that a portion of the cash flows from our joint ventures should have been considered a return on our investment and classified as an operating activity as distributions from equity investments, instead of as an investing activity. The restatement did not have an impact on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equities and Comprehensive Income, or total change in cash and cash equivalents on our Consolidated Statement of Cash Flows for the nine months ended May 31, 2006. In addition, it did not have any impact on our Consolidated Balance Sheet as of May 31, 2006.

Recent Events

In June 2007, we announced that two business segments of Agriliance are being repositioned. We expect to acquire the wholesale crop nutrients business of Agriliance, and Land O’Lakes, Inc. expects to acquire the wholesale crop protection business. Terms of the transaction, expected to be completed in September 2007, will not be disclosed until details are finalized. We and Land O’Lakes, Inc. have also retained an investment banking firm to assist us in repositioning the Agriliance retail assets. We are currently in exclusive negotiations with a group which includes Agriliance management team members and financial backers for the sale of the majority of their retail assets.

Results of Operations

Comparison of the three months ended May 31, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $259.7 million during the three months ended May 31, 2007 compared to $159.0 million during the three months ended May 31, 2006, an increase of $100.7 million (63%). These results reflected increased pretax earnings in each of our three business segments, partially offset by a decrease in Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $175.0 million for the three months ended May 31, 2007 compared to $99.3 million in the three months ended May 31, 2006. This increase in earnings of $75.7 million (76%) is primarily from improved margins on refined fuels, which resulted mainly from stronger global demand and tight supply in our trade area due to planned major maintenance and a fire at a refinery operated by competitors. Earnings in our lubricants, propane, renewable fuels marketing and transportation businesses also improved during the three months ended May 31, 2007 when compared to the same three-month period of the previous year. Energy segment earnings for the fourth quarter of our current fiscal year and the first quarter of our fiscal 2008, are expected to be impacted by planned major maintenance turnarounds at our Laurel, Montana refinery, during which time production at the refinery is completely shut down. A turnaround started in mid-May of our third fiscal quarter was completed in June 2007, but due to a shortage of labor during the process an additional turnaround will be needed. It is expected that the second turnaround will start sometime in August 2007, and will take approximately four to five weeks to complete.

Our Ag Business segment generated income from continuing operations before income taxes of $77.1 million for the three months ended May 31, 2007 compared to $49.7 million in the three months ended May 31, 2006, an increase in earnings of $27.4 million (55%). Increased margins for crop inputs sold during the spring planting season resulted in improved performances by Agriliance, our agronomy joint venture, and our country operations businesses. Our 50% share of the Agriliance joint venture earnings, net of allocated internal expenses, increased by $23.9 million, primarily because of improved crop nutrients margins and an 11% net increase in crop nutrient volumes for the three months ended May 31, 2007 compared to the three months ended May 31, 2006. Our country operations earnings increased $9.2 million, primarily as a result of improved agronomy product margins and increased volumes compared to the three-month period in the prior year. The improved income from our agronomy and country operations businesses was partially offset by decreased income from our grain marketing operations of $5.6 million during the three months ended May 31, 2007 compared with the same period in 2006. This decrease is primarily due to decreased margins from corn, durum and soybeans.

Our Processing segment generated income from continuing operations before income taxes of $5.2 million for the three months ended May 31, 2007 compared to $4.5 million in the three months ended May 31, 2006, an increase in earnings of $0.7 million (13%). Oilseed processing earnings of $1.2 million, increased $2.6 million during the three months ended May 31, 2007 compared to the same period in the prior year, primarily due to improved margins in our crushing operations, partially offset by decreased margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved net earnings of $0.7 million for the three months ended May 31, 2007 compared to the same period in the prior year. Our share of pretax losses, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, increased $0.8 million for the three months ended May 31, 2007 compared to the same period in the prior year. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The impact of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment during the six months ended February 28, 2007 to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the three months ended May 31, 2007, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $1.6 million during the three months ended May 31, 2007, compared to the same period in the prior year, primarily from increased general and administrative expenses partially offset by improved product margins.

Corporate and Other generated income from continuing operations before income taxes of $2.5 million for the three months ended May 31, 2007 compared to $5.4 million in the three months ended May 31, 2006, a decrease in earnings of $2.9 million. This decrease is primarily attributable to our business solutions operations where we are experiencing a soft market in our insurance agency business compared to the same period of a year ago.

Net Income.  Consolidated net income for the three months ended May 31, 2007 was $237.8 million compared to $136.6 million for the three months ended May 31, 2006, which represents a $101.2 million (74%) increase.

Revenues.  Consolidated revenues were $4.7 billion for the three months ended May 31, 2007 compared to $3.7 billion for the three months ended May 31, 2006, which represents a $1.0 billion (27%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.1 billion increased by $350.0 million (20%) during the three months ended May 31, 2007 compared to the three months ended May 31, 2006. During the three months ended May 31, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $54.9 million and $63.6 million, respectively. The net increase in revenues of $350.0 million is comprised of a $231.7 million net increase in sales volume and a net increase of $118.3 million related to price appreciation on refined fuels and propane products. The net change in revenues includes $208.4 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues increased $106.2 million (8%), of which $80.8 million was related to a net average selling price increase and $25.4 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.12 per gallon (6%) and volumes increased 2% when comparing the three months ended May 31, 2007 with the same period a year ago. Decreases in crude oil prices during the third quarter of this fiscal year compared to the same three-month period last fiscal year were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005 and anticipated major maintenance on domestic refineries. In the fall of 2005, hurricanes at the gulf coast of the US disrupted refining capacity which, along with strong demand, contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $13.3 million (13%), of which $26.9 million was related to a decrease in volumes, partially offset by $13.6 million related to an increase in the net average selling price when compared to the same period in the previous year. Propane sales volume decreased 23% in comparison to the same period of the prior year, while the average selling price increased $0.13 per gallon (13%). Propane prices tend to follow the prices of crude oil and natural gas, and although crude oil prices decreased during the three months ended May 31, 2007 compared to the same period in 2006, natural gas prices increased when comparing the same periods. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $2.4 billion, increased $607.5 million (34%) during the three months ended May 31, 2007 compared to the three months ended May 31, 2006. Grain revenues in our Ag Business segment totaled $1,863.9 million and $1,330.5 million during the three months ended May 31, 2007 and 2006, respectively. Of the grain revenues increase of $533.4 million (40%), $445.2 million is due to increased average grain selling prices and $88.2 million is attributable to increased volumes during the three months ended May 31, 2007 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.42 per bushel (33%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of soybeans, corn and spring wheat increased approximately $1.86, $1.32 and $0.94, respectively, when compared to the prices of those same grains for the three months ended May 31, 2006. Volumes increased 5% during the three months ended May 31, 2007 compared with the same period of a year ago. Wheat, corn and soybeans reflected the largest volume increases compared to the three months ended May 31, 2006. Our Ag Business segment non-grain product revenues of $503.7 million increased by $76.3 million (18%) during the three months ended May 31, 2007 compared to the three months ended May 31, 2006, primarily the result of increased revenues of crop nutrient, seed, crop protection, feed and energy products. Other revenues within our Ag Business segment of $33.7 million during the three months ended May 31, 2007 decreased $2.1 million (6%) compared to the three months ended May 31, 2006.

Our Processing segment revenues, after elimination of intersegment revenues, of $193.4 million increased $36.5 million (23%) during the three months ended May 31, 2007 compared to the three months ended May 31, 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed refining revenues increased $22.1 million (31%), of which $15.8 million was due to higher average sales price and $6.3 million was due to a net increase in sales volume. A higher average sales price of processed oilseed and other revenues increased total processed revenues for this segment by $13.4 million, while volumes of processed oilseed remained essentially unchanged when comparing the three-month periods. The average selling price of refined oilseed products increased $0.06 per pound (22%), and the average selling price of processed oilseed increased $26 per ton (17%) compared to the same period of the previous year. These changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $4.4 billion increased $880.0 million (25%) during the three months ended May 31, 2007 compared to the three months ended May 31, 2006.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.9 billion increased by $243.0 million (15%) during the three months ended May 31, 2007 compared to the same period of the prior year. The net increase in cost includes $206.1 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.09 (5%) per gallon and volumes increased 2% compared to the three months ended May 31, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher average prices on the refined products that we purchased for resale partially offset by lower input costs at our two crude oil refineries compared to the three months ended May 31, 2006. The average per unit cost of crude oil purchased for the two refineries decreased 5% compared to the three months ended May 31, 2006. The average cost of propane increased $0.13 (13%) per gallon and volumes decreased 23% compared to the three months ended May 31, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $2.3 billion increased $602.7 million (35%) during the three months ended May 31, 2007 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $1,846.4 million and $1,308.8 million during the three months ended May 31, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $537.6 million (41%) compared to the three months ended May 31, 2006. This is the result of an increase of $1.44 (34%) average cost per bushel along with a 5% net increase in bushels sold as compared to the prior year. Wheat, corn and soybeans reflected the largest volume increases compared to the three months ended May 31, 2006. Commodity prices on soybeans, corn and spring wheat have increased compared to the prices that were prevalent during the same three-month period in 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended May 31, 2007 compared to the three months ended May 31, 2006, primarily due to higher volumes and price per unit costs for crop nutrient, seed, crop protection, feed and energy products. The volume increases resulted primarily from acquisitions made during fiscal years 2006 and 2007.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $187.4 million, increased $33.8 million (22%) compared to the three months ended May 31, 2006, which was primarily due to increased costs of soybeans in addition to volume increases in refining.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $64.9 million for the three months ended May 31, 2007 increased by $2.2 million (4%) compared to the three months ended May 31, 2006. The net increase of $2.2 million is primarily due to an increase of $0.8 million for educational funding and increased performance-based incentive plan expense, in addition to other employee benefits and general inflation, as well as a $1.0 million net decrease in gains on disposal of fixed assets.

Gain on Investments.  In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment during the six months ended February 28, 2007 to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the three months ended May 31, 2007, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million. This net gain is reflected in our Processing segment.

Interest, net.  Net interest of $9.3 million for the three months ended May 31, 2007 decreased $2.3 million (20%) compared to the three months ended May 31, 2006. Interest expense for the three months ended May 31, 2007 and 2006 was $13.6 million and $12.4 million, respectively. Interest income, generated primarily from marketable securities, was $4.3 million and $0.9 million for the three months ended May 31, 2007 and 2006, respectively. The interest expense increase of $1.2 million (9%) was due to an increase in short-term borrowings, primarily created by higher working capital needs, and an increase in the average short-term interest rate, partially offset by an increase in capitalized interest of $2.5 million. For the three months ended May 31, 2007 and 2006, we capitalized interest of $3.4 million and $0.9 million, respectively, related to capitalized construction projects. The increase in capitalized interest primarily relates to financing interest on our coker project, partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $290.8 million during the three months ended May 31, 2007 compared to the three months ended May 31, 2006, and the average short-term interest rate increased 0.49%. The interest income increase of $3.4 million was related to an increase in interest income from short term investments.

Equity Income from Investments.  Equity income from investments of $67.5 million for the three months ended May 31, 2007 increased $23.5 million (54%) compared to the three months ended May 31, 2006. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments within our Ag Business segment of $23.9 million, partially offset by reduced earnings from investments within our Processing and Energy segments and Corporate and Other in the amounts of $0.3 million, $0.1 million and $3 thousand, respectively.

Our Ag Business segment generated improved earnings of $23.9 million from equity investments for the three months ended May 31, 2007 compared to the same three-month period in 2006. Our share of equity investment earnings or losses in Agriliance increased earnings by $24.2 million and primarily relates to increased margins for products sold during the spring planting season, primarily because of improved crop nutrients margins for the three months ended May 31, 2007 compared to the three months ended May 31, 2006. The Agriliance crop nutrients volumes were up 11% over the same three-month period last year. Our investment in a Canadian agronomy joint venture contributed reduced earnings of $0.4 million. During our first fiscal quarter of 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercia, an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded income of $1.3 million during the three months ended May 31, 2007 for this equity investment. Our wheat exporting investment in United Harvest contributed reduced earnings of $0.2 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also recorded reduced earnings of $0.7 million. Our country operations reported an aggregate decrease in equity investment earnings of $0.3 million for several small equity investments.

Our Processing segment generated reduced earnings of $0.3 million from equity investments for the three months ended May 31, 2007 compared to the same three-month period in 2006. Our investment in Ventura Foods, our vegetable oil-based products and packaged foods joint venture, contributed reduced earnings of $1.8 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, contributed improved earnings of $0.7 million compared to the same period in the previous year. Ventura Foods experienced increased expenses compared to the three months ended May 31, 2006, primarily from increased general and administrative expenses, partially offset by improved product margins. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which will continue to depress gross margins in the milling industry. We recorded improved earnings of $0.7 from US BioEnergy, an ethanol manufacturing company, for our three months ended May 31, 2007 as compared to the same period in 2006, primarily from operating margins as US BioEnergy had additional plants put into production.

Our Energy segment generated decreased equity investment earnings of $57 thousand related to slightly lower margins in an equity investment held by NCRA, and Corporate and Other generated decreased equity investment earnings of $3 thousand, with decreased equity investment income from an insurance agency of $66 thousand, almost entirely offset by equity income from a financing and other investments as compared to the three months ended May 31, 2006.

Minority Interests.  Minority interests of $61.3 million for the three months ended May 31, 2007 increased by $32.6 million (113%) compared to the three months ended May 31, 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $22.0 million for the three months ended May 31, 2007 compares with $22.4 million for the three months ended May 31, 2006, resulting in effective tax rates of 8.5% and 14.1%, respectively. During the three months ended May 31, 2007, we recognized additional tax benefits of $9.6 million upon the receipt of a tax refund from the Internal Revenue Service related to export incentive credits. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During fiscal 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. We recorded a slight gain for the three months ended May 31, 2006 of $50 thousand ($30 thousand, net of taxes).

Comparison of the nine months ended May 31, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $500.5 million during the nine months ended May 31, 2007 compared to $378.0 million during the nine months ended May 31, 2006, an increase of $122.5 million (32%). These results reflected increased pretax earnings in all of our business segments and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $333.3 million for the nine months ended May 31, 2007 compared to $280.1 million for the nine months ended May 31, 2006. This increase in earnings of $53.2 million (19%) is primarily attributable to higher margins on refined fuels, which resulted mainly from changes in the refining capacity and global demand. Earnings in our propane business increased significantly, from a $1.2 million loss in the prior nine-month period to income of $8.8 million during the current nine-month period. Earnings in our transportation, renewable fuels marketing and lubricants businesses also improved during the nine months ended May 31, 2007 when compared to the same nine-month period of the previous year. Earnings in our petroleum equipment operations were down when comparing the two nine-month periods.

Our Ag Business segment generated income from continuing operations before income taxes of $108.0 million for the nine months ended May 31, 2007 compared to $67.2 million in the nine months ended May 31, 2006, an increase in earnings of $40.8 million (61%). Strong domestic grain movement, much of it driven by increased US ethanol production, contributed to improved performances by both grain marketing and country operations businesses. Our country operations earnings increased $20.3 million, primarily as a result of overall improved product margins, including historically high margins on agronomy, energy, processed sunflower and grain transactions. Market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $4.0 million during the nine months ended May 31, 2007 compared with the same period in 2006, primarily from increased grain volumes. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during the current year, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business. Improved earnings generated by Agriliance, an agronomy joint venture in which we hold a 50% interest, resulted in an $11.2 million increase in our share of the joint venture earnings, net of allocated internal expenses. These improved earnings were attributable to improved margins for wholesale and retail crop nutrients products sold during the spring planting season. These improved earnings during the spring exceeded losses that were incurred earlier in fiscal 2007, which were primarily caused by declines in the realizable value of inventories due to large inventory quantities. The large inventories resulted from crop producers electing to scale back nutrient applications for the 2006 growing year because of high energy costs and lower grain prices at that time. Additionally, in our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF Industries Holdings, Inc. (CF), a domestic fertilizer manufacturer in which we hold a minority interest, and we received cash of $10.9 million and recorded a gain of $5.3 million.

Our Processing segment generated income from continuing operations before income taxes of $47.9 million for the nine months ended May 31, 2007 compared to $21.8 million for the nine months ended May 31, 2006, an increase in earnings of $26.1 million (120%). Oilseed processing earnings increased $5.9 million during the nine months ended May 31, 2007 as compared to the same period in the prior year. This was primarily the result of improved crushing margins, partially offset by reduced oilseed refining margins. While volumes stayed fairly consistent at our two crushing facilities, oilseed crushing margins showed significant improvement when comparing the nine months ended May 31, 2007 with the same nine-month period in the prior year. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $4.7 million during the nine months ended May 31, 2007, compared to the same period in the prior year, primarily from improved product margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved earnings of $2.3 million for the nine months ended May 31, 2007, compared to the same period in the prior year. Our share of earnings from US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, net of allocated internal expenses, increased by $2.1 million during the nine months ended May 31, 2007, compared to the same period in the prior year. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Subsequent to the IPO, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million.

Corporate and Other generated income from continuing operations before income taxes of $11.4 million for the nine months ended May 31, 2007 compared to $8.9 million in the nine months ended May 31, 2006, an increase in earnings of $2.5 million (28%). This improvement is primarily attributable to our business solutions hedging services.

Net Income.  Consolidated net income for the nine months ended May 31, 2007 was $456.4 million compared to $331.0 million for the nine months ended May 31, 2006, which represents a $125.4 million (38%) increase.

Revenues.  Consolidated revenues were $12.2 billion for the nine months ended May 31, 2007 compared to $10.4 billion for the nine months ended May 31, 2006, which represents a $1.8 billion (18%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $5.6 billion increased by $444.1 million (9%) during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006. During the nine months ended May 31, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $171.2 million and $167.2 million, respectively. The revenues net increase of $444.1 million is comprised of a net increase of $415.9 million in sales volume and a $28.2 million increase related to price appreciation on refined fuels and propane products. The net change in revenues includes $548.3 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues decreased $3.7 million (less than 1%), of which $6.4 million was related to a net average selling price decrease, partially offset by a $2.7 million increase related to volumes, compared to the same period in the previous year. The sales price of refined fuels decreased only slightly, while volumes increased less than 1% when comparing the nine months ended May 31, 2007 with the same period a year ago. Lower crude oil prices during the first nine months of this fiscal year compared to the same nine-month period last fiscal year were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005. Production disruptions due to hurricanes during the fall of 2005 along with strong demand contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $126.9 million (20%), of which $162.6 million was related to decreased volumes, partially offset by $35.7 million which was related to a net average selling price increase when compared to the same period in the previous year. Propane sales volume decreased 24% in comparison to the same period of the prior year, while the average selling price of propane increased $0.06 per gallon (6%). Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the nine months ended May 31, 2007 compared to the same period in 2006 and are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $6.1 billion increased $1.4 billion (29%) during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006. Grain revenues in our Ag Business segment totaled $5,031.5 million and $3,824.4 million during the nine months ended May 31, 2007 and 2006, respectively. Of the grain revenues increase of $1,207.1 million (32%), $779.6 million is due to increased average grain selling prices and $427.5 million is attributable to increased volumes during the nine months ended May 31, 2007 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.87 per bushel (20%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of corn, soybeans and spring wheat increased approximately $1.47, $1.25 and $1.04, respectively, when compared to the prices of those same grains for the nine months ended May 31, 2006. Volumes increased 9% during the nine months ended May 31, 2007 compared with the same period of a year ago. Corn had the largest volume increase compared to the nine months ended May 31, 2006. Our Ag Business segment non-grain product revenues of $965.6 million increased by $151.3 million (19%) during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006, primarily the result of increased revenues of crop nutrients, energy, seed, feed, processed sunflower and crop protection products. Other revenues within our Ag Business segment of $90.4 million during the nine months ended May 31, 2007 decreased $1.1 million (1%) compared to the nine months ended May 31, 2006.

Our Processing segment revenues, after elimination of intersegment revenues, of $526.2 million increased $67.5 million (15%) during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 4%, accounting for an increase in revenues of $9.5 million, and a higher average sales price of processed oilseed and other revenues increased total revenues for this segment by $19.8 million. Oilseed refining revenues increased $35.7 million (17%), of which $25.6 million was due to a higher average sales price and $10.1 million was due to a net increase in sales volume. The average selling price of processed oilseed increased $14 per ton and the average selling price of refined oilseed products increased $0.03 per pound compared to the same period of the previous year. These changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $11.5 billion increased $1.8 billion (18%) during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.1 billion increased by $364.7 million (8%) during the nine months ended May 31, 2007 compared to the same period of the prior year. The net change in cost includes $542.1 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased average per gallon costs of refined fuels. On a more product-specific basis, the average cost of refined fuels decreased by $0.01 (1%) per gallon, while volumes increased slightly (less than 1%) compared to the nine months ended May 31, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease on refined fuels is reflective of lower input costs at our two crude oil refineries compared to the nine months ended May 31, 2006. The average per unit cost of crude oil purchased for the two refineries decreased 5% compared to the nine months ended May 31, 2006. The propane volumes decreased 24%, while the average cost of propane increased $0.04 (4%) compared to the nine months ended May 31, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.9 billion increased $1.3 billion (29%) during the nine months ended May 31, 2007 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4,954.6 million and $3,758.4 million during the nine months ended May 31, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1,196.2 million (32%) compared to the nine months ended May 31, 2006. This is the result of a 9% increase in bushels sold along with an increase of $0.87 (21%) average cost per bushel as compared to the prior year. Corn had the largest volume increase compared to the nine months ended May 31, 2006. Commodity prices on corn, spring wheat and soybeans have increased compared to the prices that were prevalent during the same nine-month period in 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006, primarily due to higher volumes and price per unit costs of crop nutrient, energy, seed, feed, crop protection and processed sunflower products. The higher volumes are primarily related to acquisitions.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $501.3 million, increased $61.0 million (14%) compared to the nine months ended May 31, 2006, which was primarily due to increased costs of soybeans in addition to increased volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $175.6 million for the nine months ended May 31, 2007 increased by $6.7 million (4%) compared to the nine months ended May 31, 2006. The net increase of $6.7 million is primarily due to an increase of $0.8 million for educational funding and increased performance-based incentive plan expense, in addition to other employee benefits and general inflation, partially offset by a $2.4 million net increase in gains on disposals of fixed assets.

Gain on Investments.  During our first fiscal quarter in 2007, we sold approximately 25% of our investment in CF. We received cash proceeds of $10.9 million and recorded a gain of $5.3 million, which is reflected within the results reported for our Ag Business segment. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Subsequent to the IPO, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million. This net gain is reflected in our Processing segment.

Interest, net.  Net interest of $26.0 million for the nine months ended May 31, 2007 decreased $2.3 million (8%) compared to the nine months ended May 31, 2006. Interest expense for the nine months ended May 31, 2007 and 2006 was $37.7 million and $37.6 million, respectively. Interest income, generated primarily from marketable securities, was $11.7 million and $9.3 million, for the nine months ended May 31, 2007 and 2006, respectively. The interest expense increase of $0.1 million (less than 1%) includes an increase in short-term borrowings, primarily created by higher working capital needs, and an increase in the average short-term interest rate, partially offset by an increase in capitalized interest of $4.3 million. For the nine months ended May 31, 2007 and 2006, we capitalized interest of $7.8 million and $3.5 million, respectively, related to capitalized construction projects. The increase in capitalized interest primarily relates to financing interest on our coker project, partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $211.0 million during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006, and the average short-term interest rate increased 0.77%. The interest income increase of $2.4 million (26%) was primarily in Corporate and Other, and relates to an increase in interest income in our hedging services.

Equity Income from Investments.  Equity income from investments of $84.3 million for the nine months ended May 31, 2007 increased $26.0 million (45%) compared to the nine months ended May 31, 2006. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.1 million for Energy, $12.4 million for Ag Business, $13.1 million for Processing and $0.4 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $12.4 million from equity investments. Our share of equity investment earnings or losses in Agriliance increased earnings by $11.1 million and is primarily attributable to improved margins for wholesale and retail crop nutrients products sold during the spring planting season. These improved earnings during the spring exceeded losses that were incurred earlier in fiscal 2007, which were primarily caused by declines in the realizable value of inventories due to large inventory quantities. The large inventories resulted from crop producers electing to scale back nutrient applications for the 2006 growing year because of high energy costs and lower grain prices at that time. The Agriliance crop nutrients volumes were up 5% over last year. Our investment in a Canadian agronomy joint venture contributed a decrease in earnings of $0.3 million. During the first fiscal quarter of 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercia, an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded income of $0.7 million during the nine months ended May 31, 2007 for that equity investment. Our wheat exporting investment in United Harvest contributed improved earnings of $0.3 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also recorded improved earnings of $1.3 million. Our country operations reported an aggregate decrease in equity investment earnings of $0.7 million for several small equity investments.

Our Processing segment generated improved earnings of $13.1 million from equity investments. During fiscal years 2006 and 2007, we invested $105.3 million in US BioEnergy, an ethanol manufacturing company, and recorded improved earnings of $6.7 million during the nine months ended May 31, 2007 compared to the same period in 2006, primarily from operating margins as US BioEnergy added additional plants into production compared to the prior period. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $4.2 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $2.1 million compared to the same period in the previous year. Ventura Foods improved results were primarily due to improved product margins. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s results are primarily affected by US dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.1 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.4 million from equity investment earnings, primarily from Cofina, our financial services equity investment, partially offset by slightly reduced earnings from an insurance equity investment as compared to the nine months ended May 31, 2006.

Minority Interests.  Minority interests of $94.7 million for the nine months ended May 31, 2007 increased by $24.6 million (35%) compared to the nine months ended May 31, 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same nine-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $44.2 million for the nine months ended May 31, 2007 compares with $47.2 million for the nine months ended May 31, 2006, resulting in effective tax rates of 8.8% and 12.5%, respectively. During the nine months ended May 31, 2007, we recognized additional tax benefits of $9.6 million upon the receipt of a tax refund from the Internal Revenue Service related to export incentive credits. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During our fiscal 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. In our Consolidated Statements of Operations, all of our Mexican foods operations have been accounted for as discontinued operations. The income recorded for the nine months ended May 31, 2006 was $0.2 million ($0.1 million, net of taxes), primarily the result of the sale of our remaining assets.

Liquidity and Capital Resources

On May 31, 2007, we had working capital, defined as current assets less current liabilities, of $917.5 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0, compared to working capital of $829.0 million and a current ratio of 1.5 to 1.0 on August 31, 2006. On May 31, 2006, we had working capital of $799.0 million and a current ratio of 1.4 to 1.0 compared to working capital of $758.7 million and a current ratio of 1.4 to 1.0 on August 31, 2005. We anticipate that working capital will be drawn down during the current fiscal year due to capital expenditures related to the coker unit project at our Laurel, Montana refinery, as described below in “Cash Flows from Investing Activities”. The capital expenditures related to this project are anticipated to be approximately $238.0 million during our current fiscal year.

Our current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On May 31, 2007, we had $475.0 million outstanding on this line of credit compared with $121.8 million outstanding on the credit facility in place on May 31, 2006. In addition, we have two commercial paper programs totaling $125 million with banks participating in our five-year revolver. On May 31, 2007, we had $44.1 million of commercial paper outstanding. Our highest points of seasonal borrowings are typically from January through early summer. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future, including the working capital related to the potential acquisition of the wholesale crop nutrients business of Agriliance, as discussed in “Recent Events”.

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

Our cash flows provided by operating activities were $262.6 million for the nine months ended May 31, 2007, compared to $278.2 million for the nine months ended May 31, 2006. Although cash flows provided by operating activities were comparable in total for the two nine-month periods, there was volatility in the components of the cash flows, which primarily include greater net income and a larger net increase in operating assets and liabilities during the nine months ended May 31, 2007 compared to the same period in the prior year. Grain prices during the current fiscal year have been quite volatile. Because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls (reflected in other current assets) which are a use of cash. In addition, higher commodity prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities provided net cash of $262.6 million during the nine months ended May 31, 2007. Net income of $456.4 million and net non-cash expenses and cash distributions from equity investments of $165.9 million were partially offset by an increase in net operating assets and liabilities of $359.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $103.4 million, minority interests of $94.7 million and deferred tax expense of $13.7 million, which were partially offset by income from equity investments net of redemptions from those investments of $24.2 million, a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock, included in our Ag Business segment, and an $11.2 million non-cash gain in our Processing segment from our ownership changes in US BioEnergy and their IPO transaction as previously discussed in “Results of Operations”. The increase in net operating assets and liabilities was caused primarily by an increase in trade receivables net of accounts payable of $212.7 million, in addition to an increase of $246.8 million in derivative assets and hedging deposits (included in other current assets), partially offset by an increase in derivative liabilities of $68.5 million, due to increases in grain prices on May 31, 2007 when compared to August 31, 2006. Increases in inventories also caused an increase in net operating assets and liabilities. On May 31, 2007, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $1.58 per bushel (68%), $2.64 per bushel (49%) and $0.82 per bushel (18%), respectively, when compared to August 31, 2006. In addition to grain prices affecting grain inventories, our feed and farm supplies inventories in our Ag Business segment increased as well during the period (31%), primarily at our country operations retail locations mainly due to the spring planting season.

Our operating activities provided net cash of $278.2 million during the nine months ended May 31, 2006. Net income of $331.0 million and net non-cash expenses and cash distributions from equity investments of $196.9 million, were partially offset by an increase in net operating assets and liabilities of $249.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $92.3 million, minority interests of $70.1 million and deferred tax expense of $44.5 million, partially offset by income from equity investments net of redemptions from those investments of $7.1 million. The increase in net operating assets and liabilities was primarily due to an increase in inventories and a decrease in payables. The increase in inventories was due to an increase in grain and crude oil prices as well as an increase in feed and farm supplies inventories. On May 31, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.10 per bushel (31%) and $0.50 per bushel (25%), respectively, and soybeans, another high volume commodity, saw only a slight decline in price of $0.07 per bushel (1%) when compared to August 31, 2005. In general, crude oil prices increased $2.35 per barrel (3%) on May 31, 2006 compared to August 31, 2005. Our feed and farm supplies inventories increased significantly as well during the period, primarily seed and crop protection inventories at our country operations retail locations due to the spring planting season. The decrease in accounts payable is primarily related to our Energy segment. NCRA had a decrease in payables on May 31, 2006, compared to August 31, 2005, mainly due to a decrease in crude oil purchased. The decrease in purchased crude oil was in anticipation of a planned major maintenance turnaround, during which time the refinery production would be shut down. The turnaround took place during the fourth quarter of fiscal 2006.

Crude oil prices are expected to be volatile in the foreseeable future, but cash from our related inventories and receivables are recovered in a relatively short period, thus somewhat mitigating the effect on our operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. We anticipate that demand for corn in ethanol production will continue to create relatively high prices and price volatility for that commodity in fiscal 2007. Due to the higher corn prices, additional acres have been planted to grow corn this year, with some of those acres displacing acres previously planted for soybeans and wheat. This shift will likely result in higher prices for these other commodities as supply is decreased.

Cash usage in our operating activities is usually lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2007 and 2006, the net cash flows used in our investing activities totaled $373.7 million and $226.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $249.6 million and $161.0 million for the nine months ended May 31, 2007 and 2006, respectively. For the year ending August 31, 2007, we expect to spend approximately $391.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal year 2008 is the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The coker unit is anticipated to increase yields by approximately 14%. The total cost for this project was expected to be approximately $325.0 million, of which approximately $238.0 million was expected to be spent during fiscal 2007, with completion planned during fiscal 2008. With increasing costs for steel and concrete as well as labor costs related to labor shortages, the project will likely exceed the initial estimates. Although additional cost may be incurred, based on current market conditions, we anticipate that the initial economics of the project will still be met, and we will continue to fund the project with cash flows from operations. Total expenditures for this project as of May 31, 2007, were $214.6 million, of which $151.8 million were incurred during the nine months ended May 31, 2007, compared to expenditures of $28.5 million which were incurred during the nine months ended May 31, 2006. During the nine months ended May 31, 2006, capital expenditures for projects now complete that related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery were $56.2 million.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements, which resulted from nearly three years of discussions, take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over the next several years. The consent decrees also require us and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of May 31, 2007, the aggregate capital expenditures for us and NCRA related to these settlements were approximately $21 million, and we anticipate spending an additional $9 million over the next five years. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the nine months ended May 31, 2007 and 2006, totaled $84.2 million and $73.0 million, respectively. We invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which is owned jointly (50/50) with Multigrain Comercio, an agricultural commodities business headquartered in Sao Paulo, Brazil, and is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. Our grain marketing operations continue to explore other opportunities to establish a presence in other emerging grain origination and export markets. We have also invested $15.6 million in a new Horizon Milling venture (24% CHS ownership) during the nine months ended May 31, 2007, to acquire the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the nine months ended May 31, 2007, we made an additional investment of $35.3 million in US BioEnergy, bringing our total cash investments for common stock in the company to $105.3 million. Prior investments in US BioEnergy include $70.0 million of stock purchased during the nine months ended May 31, 2006. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment during the six months ended February 28, 2007 to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the three months ended May 31, 2007, our ownership interest changed slightly, and accordingly, our gain was adjusted down by $0.3 million, to bring the net gain to a total of $11.1 million. This gain is reflected in our Processing segment. Based upon the market price of US BioEnergy’s stock of $12.88 per share on May 31, 2007, our investment had a market value of approximately $185.5 million. We are recognizing earnings of US BioEnergy to the extent of our ownership interest using the equity method of accounting.

During the nine months ended May 31, 2007, changes in notes receivable resulted in a decrease in cash flows of $54.2 million, of which $8.0 million resulted from a note receivable related to our investment in Multigrain S.A., with the balance primarily from related party notes receivables at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the nine months ended May 31, 2006, the changes in notes receivable resulted in a decrease in cash flows of $5.7 million, primarily from related party notes receivables at NCRA.

During the nine months ended May 31, 2007, acquisitions of intangible assets were $8.1 million and $2.9 million, respectively. The cash acquisitions during the nine months ended May 31, 2007, include $7.0 million related to our lubricants business in our Energy segment.

Partially offsetting our cash outlays for investing activities were proceeds from the disposition of property, plant and equipment of $9.3 million and $9.0 million for the nine months ended May 31, 2007 and 2006, respectively. Also partially offsetting cash usages were investments redeemed totaling $4.4 million and $6.3 million for the nine months ended May 31, 2007 and 2006, respectively. During the nine months ended May 31, 2007, we sold 540,000 shares of our CF stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit. The previously established credit lines consisted of a $700.0 million 364-day revolver and a $300.0 million five-year revolver. The current committed credit facility consists of a five-year revolver in the amount of $1.1 billion, with a potential addition for future expansion of up to $200 million. The other terms of the current credit facility are the same as the terms of the credit facilities it replaced in all material respects. On May 31, 2007, interest rates for amounts outstanding on this credit facility ranged from 5.54% to 8.25%. In addition to these lines of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2006, the line of credit dedicated to NCRA was renewed for an additional year. We also have a revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), through LaSalle Bank National Association which expires in November 2007, in the amount of $25.0 million committed. On May 31, 2007, August 31, 2006 and May 31, 2006, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $484.5 million, $22.0 million and $140.0 million, respectively.

During the nine months ended May 31, 2007, we instituted two commercial paper programs totaling up to $125 million with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On May 31, 2007, we had $44.1 million of commercial paper outstanding, all with maturities of less than 60 days from their issuance with interest rates ranging from 5.57% to 5.65%.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal year 2009. The amount outstanding on this credit facility was $81.2 million, $98.4 million and $102.5 million on May 31, 2007, August 31, 2006 and May 31, 2006, respectively. Interest rates on May 31, 2007 ranged from 6.02% to 7.13%. Repayments of $17.2 million and $12.3 million were made on this facility during the nine months ended May 31, 2007 and 2006, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Repayments of $11.4 million were made during each of the nine months ended May 31, 2007 and 2006.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during fiscal years 2007 through 2013. Repayments of $17.7 million were made on the first series during the nine months ended May 31, 2007. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during fiscal years 2012 through 2018.

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

Through NCRA, we had revolving term loans outstanding of $3.8 million, $6.0 million and $6.8 million on May 31, 2007, August 31, 2006 and May 31, 2006, respectively. Interest rates on May 31, 2007 ranged from 6.48% to 6.99%. Repayments of $2.3 million were made during each of the nine months ended May 31, 2007 and 2006.

On May 31, 2007, we had total long-term debt outstanding of $690.9 million, of which $87.1 million was bank financing, $583.0 million was private placement debt and $20.8 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 has not materially changed during the nine months ended May 31, 2007. On May 31, 2006, we had long-term debt outstanding of $743.8 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.4 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $3.8 million are collateralized by NCRA’s investment in CoBank. We were in compliance with all debt covenants and restrictions as of May 31, 2007.

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

During the nine months ended May 31, 2007 and 2006, we had no borrowings on a long-term basis, and during the same periods we repaid long-term debt of $54.2 million and $30.4 million, respectively.

Distributions to minority owners for the nine months ended May 31, 2007 and 2006 were $32.7 million and $51.6 million, respectively, and were related to NCRA. In June 2007, NCRA made additional distributions to its owners, of which $44.0 million was to minority owners.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2006, were distributed during the nine months ended May 31, 2007. The cash portion of these distributions, deemed by the Board of Directors to be 35%, was $133.1 million. During the nine months ended May 31, 2006, we distributed cash patronage of $62.5 million.

Effective September 1, 2004, redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities older than 10 years held by them, and another for individuals who are eligible for equity redemptions at age 72 or upon death. Effective September 1, 2006, the 10-year aging factor on the retirement of equity on a pro-rata basis was eliminated for equity redemptions to be paid in fiscal year 2007. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved an additional $50.0 million of redemptions to be paid in fiscal year 2007, targeting older capital equity certificates. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2006, that will be distributed in fiscal year 2007, to be approximately $112.4 million, of which $64.9 million was redeemed in cash during the nine months ended May 31, 2007, compared to $52.7 million during the nine months ended May 31, 2006. We also redeemed $35.9 million of capital equity certificates during the nine months ended May 31, 2007, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission. During the nine months ended May 31, 2006, we redeemed $23.8 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2007, we had 7,240,221 shares of Preferred Stock outstanding with a total redemption value of approximately $181.0 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly), and is redeemable at our option after February 1, 2008. At this time, we have no present intention of redeeming any preferred stock. Dividends paid on our

Preferred stock during the nine months ended May 31, 2007 and 2006 were $9.5 million and $7.9 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006 have not materially changed during the nine months ended May 31, 2007.

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $37.1 million was outstanding on May 31, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees. All outstanding loans with respective creditors are current as of May 31, 2007.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2006. Other than the balance sheet changes in payables and long-term debt, increases in grain purchase contracts and additional commitments for costs related to the coker project at our Laurel refinery, the total obligations have not materially changed during the nine months ended May 31, 2007.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2006. There have been no changes to these policies during the nine months ended May 31, 2007.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2007, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	First Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 8, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 11, 2007)
10.2	Tenth Amendment to Credit Agreement (Term Loan), dated May 8, 2007, by and among CHS Inc. and CoBank, ACB (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 11, 2007)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

July 12, 2007