Form 10-K
period 2007-08-31
CHS INC
filed 2007-11-20
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5500 Cenex Drive	(651) 355-6000
Inver Grove Heights, Minnesota 55077
(Address of principal executive office, including zip code)	(Registrant’s Telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

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

THE COMPANY

CHS Inc. (referred to herein as “CHS”, “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2007, we had 7,240,221 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2007, our total revenues were $17.2 billion and net income was $750.3 million.

We have aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our agronomy joint ventures, grain export joint ventures and other investments. As of September 2007, our Ag Business segment revenues also include sales of crop nutrient products due to the acquisition of that business from our Agriliance LLC joint venture. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from three wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include our insurance, hedging and other service activities related to crop production.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican foods business are reported as discontinued operations.

Membership in CHS is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. Our Board of Directors may establish other qualifications for membership, as it may from time to time deem advisable.

Our earnings from cooperative business are allocated to members (and to a limited extent to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities, which may be redeemed over time. Earnings derived from non-members, which are not allocated patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2007:

			CHS	Income
Business Segment	Entity Name	Business Activity	Ownership%	Recognition

Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Provista Renewable Fuels Marketing, LLC	Ethanol marketing	50%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated

Ag Business	Agriliance LLC	Wholesale and retail distribution of agronomy products.	50%	Equity Method
	CHS do Brasil Ltda.	Soybean procurement in Brazil	100%	Consolidated
	United Harvest, LLC	Grain exporter	50%	Equity Method
	TEMCO, LLC	Grain exporter	50%	Equity Method
	Multigrain S.A.	Soybean procurement in Brazil	37.5%	Equity Method

Processing	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
	Ventura Foods, LLC	Food manufacturing	50%	Equity Method
	US BioEnergy Corporation	Ethanol manufacturing	20%	Equity Method

Corporate and Other	Country Hedging, Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	Cofina Financial, LLC	Finance company	49%	Equity Method

Our international sales information and segment information in Notes 2 and 12 to the consolidated financial statements, as well as Item 6 of this Annual Report on Form 10-K, are incorporated by reference into the following business segment descriptions.

The business segment financial information presented below may not represent the results that would have been obtained had the relevant business segment been operated as an independent business due to efficiencies in scale, corporate cost allocations and intersegment activity.

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,600 independent retail sites, including approximately 850 that operate Cenex/Ampride convenience stores.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel and asphalt. Our Laurel refinery sources approximately 92% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 37% gasoline, 31% diesel and other distillates, and 32% asphalt and other residual products. During fiscal 2005, our Board of Directors approved the installation of a coker unit at

Laurel, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. Total cost for this project is expected to be approximately $380.0 million, of which $284.3 million has been spent through August 31, 2007, with completion planned during fiscal 2008. Refined fuels produced at Laurel, Montana are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota. Our Board of Directors has approved $30 million in capital expenditures to construct three product terminals tied into the Yellowstone Pipeline that include rail capabilities. These investments are being undertaken to preserve our long-term ability to participate in western U.S. markets.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%. The McPherson refinery processes approximately 85% low and medium sulfur crude oil and 15% heavy sulfur crude oil into gasoline, diesel and other distillates, propane and other products. NCRA sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 53% gasoline, 40% diesel and other distillates, and 7% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Provista Renewable Fuels Marketing, LLC.  In fiscal 2006, we acquired a 50% ownership interest in an ethanol and biodiesel marketing and distribution company, Provista Renewable Fuels Marketing, LLC, (Provista) formally known as United BioEnergy Fuels, LLC. US BioEnergy Corporation (US BioEnergy), of which we own approximately 20%, is the other 50% owner of Provista. Provista contracts with ethanol and biodiesel production plants, including US BioEnergy, to market and distribute their finished products. During fiscal 2007, volume totaled 405.8 million gallons of ethanol. Provista is consolidated within our financial statements, and we currently guarantee up to $10.0 million ($20.0 million as of August 31, 2007) of Provista’s $25.0 million revolving credit facility. We are the operating manager of Provista.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, five refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. Over the past two years, we have obtained approximately 55% of the petroleum products we sell from our Laurel and McPherson refineries, and approximately 45% from third parties.

Sales and Marketing; Customers

We make approximately 72% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. We sold approximately 1.3 billion gallons of gasoline and approximately 1.5 billion gallons of diesel fuel in fiscal 2007. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In fiscal 2007, our lubricants operations sold approximately 20 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In fiscal 2007, our propane operations sold approximately 567 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we and NCRA are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position, of either us or NCRA.

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and at the same time increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the Environmental Protection Agency low sulfur fuel regulations required by 2006, which are intended to lower the sulfur content of gasoline and diesel. We incurred capital expenditures from fiscal 2003 through 2006 related to this compliance of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery.

The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Most of our energy product market is located in rural areas, so sales activity tends to follow the planting and harvesting cycles. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs which encourage idle acres, may all reduce demand for our energy products.

Competition.  The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. Our owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.

We market refined fuels, motor gasoline and distillate products in five principal geographic areas. The first area includes the Midwest and northern plains. Competition at the wholesale level in this area includes the major oil companies ConocoPhillips, Valero and Citgo, independent refiners including Flint Hills Resources and Growmark, Inc., and wholesale brokers/suppliers including Western Petroleum Company. This area has a robust spot market and is influenced by the large refinery center along the Gulf coast.

To the East is another unique marketing area. This area centers around Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. CHS principally competes with the major oil companies Marathon, BP Amoco and ExxonMobil, independent refineries including Flint Hills Resources and Growmark, Inc., and wholesale brokers/suppliers including U.S. Oil.

Another market area is located south of Chicago, Illinois. Most of this area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies Valero and ExxonMobil, and independent refiners including Lion. This area is principally supplied from the Gulf coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area include the major oil companies ExxonMobil and ConocoPhillips, and independent refiners including Frontier Refining and Sinclair. This area is also noted for being fairly well balanced in demand and supply, but is typically influenced by Canadian refined fuels moving into the U.S. through terminals in Canada and by rail from independent Canadian refiners.

The last area includes much of Washington and Oregon. We compete with the major oil companies Tesoro, BP Amoco and Chevron in this area. This area is also known for volatile prices and an active spot market.

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2007, 2006 and 2005 are shown below:

	2007	2006	2005
	(Dollars in thousands)

Revenues	$8,105,067	$7,414,361	$5,794,266
Cost of goods sold	7,274,638	6,834,676	5,487,813

Gross profit	830,429	579,685	306,453
Marketing, general and administrative	94,939	82,867	69,951

Operating earnings	735,490	496,818	236,502
Gain on investments			(862)
Interest, net	(6,106)	6,534	8,918
Equity income from investments	(4,468)	(3,840)	(3,478)
Minority interests	143,230	86,483	46,741

Income before income taxes	$602,834	$407,641	$185,183

Intersegment revenues	$(228,930)	$(242,430)	$(170,642)

Total identifiable assets — August 31	$2,737,044	$2,164,217	$2,238,614

AG BUSINESS

Our Ag Business segment includes agronomy, country operations and grain marketing.

Agronomy

Overview

Through our fiscal year ended August 31, 2007, we conducted our wholesale and some of our retail agronomy operations through our 50% ownership interest in Agriliance LLC (Agriliance), in which Land O’Lakes, Inc. holds the other 50% ownership interest. Prior to September 2007, Agriliance was one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as an equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. At August 31, 2007, our equity investment in Agriliance was $182.8 million.

In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc. Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. We currently are exploring, with Land O’Lakes, Inc., the repositioning options for the remaining portions of the Agriliance retail business.

Given the different values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transaction, Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, paid down certain portions of Agriliance’s debt on our behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing, and in October 2007, we made an estimated value true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest.

In August 2005, we sold 81% of our 20% ownership interest in CF Industries, Inc., a crop nutrients manufacturer and distributor, in an initial public offering (IPO). After the IPO, our ownership interest was reduced to approximately 3.9% in the post-IPO company named CF Industries Holdings, Inc. (CF). During our fiscal year ended August 31, 2007, we sold 540,000 shares of our CF stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting and input seasons.

Operations

Our wholesale crop nutrients business sells approximately 6.0 million tons of fertilizer annually, making it one of the largest wholesale fertilizer operations in the United States. Product is either delivered directly to the customer from the manufacturer, or through our 15 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where less expensive natural gas tends to give a price advantage over domestically produced fertilizer. The fertilizer is then shipped by rail to destinations within crop producing regions of the country. Based on fertilizer market data, the Agriliance sales of crop nutrients account for an estimated 9% of the U.S. market. The demand for corn by the expanding ethanol industry has in turn increased sales of nitrogen fertilizer, an input on which corn is highly dependant.

Primary suppliers for our wholesale crop nutrients business include CF, PCS, Mosaic, Koch Industries, Yara and PIC. During the year ended August 31, 2007, CF was the largest supplier of crop nutrients to Agriliance, and as we operate the crop nutrients business in the future, CF will continue to be a primary supplier to us.

Products and Services

Our wholesale crop nutrients business sells nitrogen, phosphorus, potassium and sulfate based products. During the year ended August 31, 2007, the primary products purchased by Agriliance were urea, potash, UAN, phosphates and ammonia.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells product to approximately 2,200 local retailers from Ohio to the west coast and from the Canadian border south to Texas. Our largest customer is our own country operations business, also included in our Ag Business segment. During the year ended August 31, 2007, Agriliance sales for the wholesale crop nutrients business were $1.9 billion with about 6% of those sales made to our country operations business. Many of the customers of the crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

Industry; Competition

Regulation.  Our wholesale crop nutrients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency, the

Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Competition.  The wholesale distribution of agronomy products is highly competitive and dependent upon relationships with local cooperatives and private retailers, proximity to the customer and competitive pricing. We compete with other large agronomy distributors, as well as other regional or local distributors, retailers and manufacturers.

Major competitors in crop nutrients distribution include Agrium, Mosaic, Koch Industries, United Agri-Products (UAP) and United Suppliers.

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies and programs for crop and livestock production. Country operations operates at 335 locations, which includes 3 sunflower plants, dispersed throughout Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products and feed to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our elevator locations, the country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through our grain marketing operations or used for local feed and processing operations. For the year ended August 31, 2007, country operations purchased approximately 408 million bushels of grain, primarily wheat (201 million bushels), corn (98 million bushels) and soybeans (62 million bushels). Of these bushels, 368 million were purchased from members and 262 million were sold through our grain marketing operations.

Other Products.  Our country operations business manufactures and sells other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflowers. We sell agronomy products at 191 locations, feed products at 125 locations and energy products at 135 locations.

Fin-Ag, Inc.  In the past, through our wholly-owned subsidiary Fin-Ag, Inc., we provided seasonal cattle feeding and swine financing loans, facility financing loans and crop production loans to our members. Financing activity through Fin-Ag, Inc. has decreased substantially as most of the production loans were contributed to Cofina Financial, LLC (Cofina Financial), a 49% owned joint venture that was formed during the fourth quarter of fiscal 2005 (see “Corporate and Other” section below). The only activity of Fin-Ag, Inc. is seasonal cattle feeding financing and a small amount of crop loans not transferred to Cofina Financial.

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

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), local cooperatives and smaller private grain companies and processors at the majority of our locations in our trade territory, as previously defined in the “Overview”. In addition, Columbia Grain is also our competitor in Montana.

Competitors for our farm supply businesses include Cargill, United Agri-Products (UAP), local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed LLC, Hubbard Feed and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling about 1.5 billion bushels annually. During fiscal 2007, we purchased approximately 60% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals at Savage and Winona, Minnesota, Davenport, Iowa and a terminal in St. Louis, Missouri in which we have a put-through agreement with Bulk Services, are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the gulf market. In the Pacific Northwest, we conduct our grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation), and TEMCO, LLC (a 50% joint venture with Cargill, Incorporated). United Harvest, LLC, operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions. In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations international customers. During the year ended August 31, 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, and currently have a 37.5% ownership interest. This venture, which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round.

Our grain marketing operations purchases most of its grain during the summer and fall harvest period. Because of our geographic location and the fact that we are further from our export facilities, the grain that we handle tends to be sold later, after the harvest period, than in other parts of the country. However, as many producers have significant on-farm storage capacity and in light of our own storage capacity, our grain marketing operations buys and ships grain throughout the year. Due to the amount of grain purchased and held in inventory, our grain marketing operations has significant working capital needs at various times of the year. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

The primary grains purchased by our grain marketing operations for the year ended August 31, 2007 were corn (507 million bushels), wheat (424 million bushels) and soybeans (354 million bushels). Of the total grains purchased by our grain marketing operations during the year ended August 31, 2007, there were 537 million bushels from our individual and cooperative association members, 262 million bushels from our country operations business, and the remainder was from third parties.

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

In the purchase of grain from producers, location of a delivery facility is a prime consideration, but producers are increasingly willing to transport grain longer distances for sale. Price is affected by the capabilities of the facility; for example, if it is cheaper to deliver to a customer by unit train than by truck, a facility with unit train capabilities provides a price advantage. We believe that our relationships with individual members serviced by our local country operations locations and with our cooperative members give us a broad origination capability.

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), ConAgra, Bunge and Louis Dreyfus, each of which handle grain volumes of more than one billion bushels annually.

The results of our grain marketing operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels (including grain prices reported on national markets) and transportation costs and conditions. Supply is affected by weather conditions, disease, insect damage, acreage planted and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, population growth, the level of per capita consumption of some products and the level of renewable fuels production.

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2007, 2006 and 2005 are shown below:

	2007	2006	2005
	(Dollars in thousands)

Revenues	$8,575,389	$6,575,165	$5,670,644
Cost of goods sold	8,388,476	6,401,527	5,541,282

Gross profit	186,913	173,638	129,362
Marketing, general and administrative	97,299	99,777	83,600

Operating earnings	89,614	73,861	45,762
Gain on investments	(5,348)		(11,358)
Interest, net	28,550	23,559	20,535
Equity income from investments	(51,830)	(40,902)	(55,473)
Minority interests	(16)	(509)	(41)

Income before income taxes	$118,258	$91,713	$92,099

Intersegment revenues	$(18,372)	$(8,779)	$(9,640)

Total identifiable assets — August 31	$2,846,950	$1,806,243	$1,604,571

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

Oilseed Processing

Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush approximately 39 million bushels of soybeans on an annual basis, producing approximately 940,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to process approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity of over 45 million bushels of soybeans on an annual basis.

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

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods were $62.3 million in fiscal 2007. We also sell soymeal to about 350 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2007, Commodity Specialists Company accounted for 14% of soymeal sold and Land O’Lakes/Purina Feed, LLC accounted for 12% of soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.

The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing Inc. and Bunge. These and other competitors have acquired other processors, expanded existing plants, or constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We estimate that we have a market share of approximately 4% to 5% of the domestic refined soybean oil market and also the domestic soybean crushing capacity.

Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the products, and other supply factors.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2007 were $241.1 million and $10.5 million, respectively. Horizon Milling’s advance payments on grain to us were $5.9 million on

August 31, 2007, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting. At August 31, 2007, our net book value of assets leased to Horizon Milling was $76.4 million.

During the year ended August 31, 2007, we invested $15.6 million in Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. We account for Horizon Milling G.P. using the equity method of accounting.

Foods

Our primary focus in the foods area is Ventura Foods, which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui & Co., Ltd. We account for our Ventura Foods investment under the equity method of accounting, and at August 31, 2007, our investment was $134.1 million.

Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 40% of Ventura Foods’ volume, based on sales, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Foods’ product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine for the foodservice sector in the U.S. and is a major producer of many other products.

Ventura Foods currently has 13 manufacturing and distribution locations across the United States, and is expected to complete a new facility in Ontario, California, in calendar 2008, that will combine some of its existing locations. It sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and various other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2007 fiscal year, Sysco accounted for 22% of its net sales. During our fourth quarter of fiscal 2005, Ventura Foods purchased two Dean Foods businesses: Marie’s dressings and Dean’s dips. This transaction included a license agreement for Ventura Foods to use the Dean’s trademark on dips.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Renewable Fuels

In fiscal 2006, we invested $70.0 million in US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company, representing an approximate 24% ownership on August 31, 2006. During the year ended August 31, 2007, we made additional investments of $45.4 million in US BioEnergy, bringing our total cash investment for common stock in that company to $115.4 million. In December 2006, US BioEnergy completed an initial public offering (IPO), and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, we recognized a non-cash net gain of $15.3 million on our investment during the year ended August 31, 2007, to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. On August 31, 2007, our ownership interest in US BioEnergy was approximately 19%, and based upon the market price of US BioEnergy’s stock of $10.41 per share on that date, our investment had a fair value of approximately $159.3 million. During the first quarter of fiscal 2008, we purchased additional shares of US BioEnergy common stock for $6.5 million, which increased our ownership interest to approximately 20%. We are recognizing earnings of US BioEnergy, to the extent of our ownership interest, using the equity method of accounting.

US BioEnergy currently has four ethanol plants in operation which have a combined production capacity of 310 million gallons per year and are located in Iowa, Michigan and Nebraska. In addition, there are four ethanol plants under construction in Iowa, Minnesota, Nebraska and South Dakota with expected combined production capacity of 440 million gallons per year.

Summary Operating Results

Summary operating results and identifiable assets for our Processing segment for the fiscal years ended August 31, 2007, 2006 and 2005 are shown below:

	2007	2006	2005
	(Dollars in thousands)

Revenues	$754,743	$614,471	$613,766
Cost of goods sold	726,510	588,732	604,198

Gross profit	28,233	25,739	9,568
Marketing, general and administrative	23,545	21,645	20,750

Operating earnings (losses)	4,688	4,094	(11,182)
Gain on investments	(15,268)		(457)
Interest, net	14,783	11,096	12,287
Equity income from investments	(48,446)	(35,504)	(36,202)

Income before income taxes	$53,619	$28,502	$13,190

Intersegment revenues	$(370)	$(368)	$(502)

Total identifiable assets — August 31	$681,118	$518,186	$420,373

CORPORATE AND OTHER

Services

Financial Services.  We have provided open account financing to approximately 115 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

Cofina Financial, a joint venture finance company in which we hold a 49% ownership interest, makes seasonal and term loans to member cooperatives and individuals. During the fourth quarter of fiscal 2005, we contributed certain assets related to our financial services business and related to Fin-Ag Inc., along with cash, to form Cofina Financial. Cenex Finance Association, which prior to the formation of Cofina Financial operated as an independent finance company, owns the other 51% of Cofina Financial, however, the governance of this joint venture is 50/50. We participated in the formation of Cofina Financial for the purpose of expanding the size of our financing platform, to improve the scope of services offered to customers, to gain efficiencies in sourcing funds and to achieve some synergies through participation in larger customer-financing programs. We account for our Cofina Financial investment using the equity method of accounting.

We may, at our own discretion, choose to guarantee certain loans made by Cofina Financial. On August 31, 2007, we had guarantees related to Cofina Financial loans totaling $24.5 million.

Country Hedging, Inc.  Our wholly-owned subsidiary Country Hedging, Inc., which is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, is a full-service commodity futures and options broker.

Ag States Agency, LLC.  Ag States Agency, LLC, is an independent insurance agency, and after the purchase of the minority owner’s interest during fiscal 2005, is now a wholly-owned subsidiary. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 1,800 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors.

PRICE RISK AND HEDGING

When we enter into a commodity purchase commitment, we incur risks of carrying inventory, including risks related to price change and performance (including delivery, quality, quantity, and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.

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

EMPLOYEES

At August 31, 2007, we had approximately 6,885 full, part-time, temporary and seasonal employees, which included approximately 615 employees of NCRA. Of that total, approximately 2,080 were employed in our Energy segment, 3,695 in our country operations business (including approximately 1,325 seasonal and temporary employees), 450 in our grain marketing operations, 260 in our Processing segment and 400 in

Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of all of our business segments and Corporate and Other are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two unions: United Steel Workers of America (USWA) (198 employees) and Oil Basin Pipeliners Union (OBP) (19 employees), for which agreements are in place through 2009 and 2008, respectively, in regards to wages and benefits. The contracts covering the NCRA McPherson, Kansas refinery (272 employees in the USWA union) are also in place through 2009. There are approximately 152 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (120 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2009. The BTWGM also represents 50 employees at our Superior, WI grain export terminal with a contract expiring in 2010. The USWA represents 79 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring in 2009, the Teamsters represent 9 employees at our Winona, Minnesota export terminal with a contract expiring in 2008, and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 38 employees at our Kalama, Washington export terminal with a contract in place through 2009. Finally, certain employees in our country operations business are represented by collective bargaining agreements with two unions; the BTWGM (24 employees), with contracts expiring in December 2008 and June 2010, and the United Food and Commercial Workers (11 employees), with a contract expiring in July 2008.

MEMBERSHIP IN CHS AND AUTHORIZED CAPITAL

Introduction

We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Our patrons, not us, are subject to income taxes on income from patronage sources, which is distributed to them. We are subject to income taxes on non-patronage-sourced income. See “— Tax Treatment” below.

Distribution of Net Income; Patronage Dividends

We are required by our organizational documents annually to distribute net earnings derived from patronage business with members, after payment of dividends on equity capital, to members on the basis of patronage, except that the Board of Directors may elect to retain and add to our unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. We may also distribute net income derived from patronage business with a non-member if we have agreed to conduct business with the non-member on a patronage basis. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others, or any combination designated by the Board of Directors. Since fiscal 1998 through fiscal 2005, the Board of Directors has distributed patronage dividends in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). For fiscal 2006 and 2007, the Board of Directors approved the distribution of patronage dividends in the form of 35% cash and 65% patrons’ equities. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2007, 2006 and 2005 were $379.9 million ($133.1 million in cash), $207.9 million ($62.5 million in cash) and $171.3 million ($51.6 million in cash), respectively.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 72 or upon death. Commencing in fiscal 2008, until further resolution, the Board of Directors has reduced the age for individuals who are eligible for equity redemptions to age 70. The amount that each non-individual receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the face value of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions targeting older capital equity certificates which were paid in fiscal 2007 and that are authorized to be paid in fiscal 2008. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $179.4 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2007, 2006 and 2005 were $70.8 million, $55.9 million and $23.7 million, respectively. An additional $35.9 million, $23.8 and $20.0 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2007, 2006 and 2005, respectively.

Governance

We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than six directors are elected in any year. The Board of Directors is currently comprised of 17 directors. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under “— Certain Antitakeover Measures” below.

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

As a membership cooperative, we do not have common stock. We may issue equity or debt instruments, on a patronage basis or otherwise, to our members. We have two classes of outstanding membership. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers and may be either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act.

Voting Rights

Voting rights arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments. Members that are cooperative associations are entitled to vote based upon a formula that takes into account the equity held by the cooperative in CHS and the average amount of business done with us over the previous three years.

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

Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “ — Certain Antitakeover Measures” below.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2007, our outstanding capital include patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

Distribution of Assets upon Dissolution; Merger and Consolidation

In the event of our dissolution, liquidation or winding up, whether voluntary or involuntary, all of our debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of each share of our preferred stock would then be entitled to receive out of available assets, up to $25.00 per share, plus all dividends accumulated and unpaid on that share, whether or not declared, to and including the date of distribution. This distribution to the holders of our preferred stock would be made before any payment is made or assets distributed to the holders of any security that ranks junior to the preferred stock but after the payment of the liquidation preference of any of our securities that rank senior to the preferred stock. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage with us. Our bylaws provide for the allocation among our members and nonmember patrons of the consideration received in any merger or consolidation to which we are a party.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2007, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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
Our revenues and earnings are affected by market prices for commodities such as crude oil, natural gas, grain, oilseeds, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Although the prices for crude oil reached historical highs during 2007, the prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

The long-term effects of these and other conditions on the prices of crude oil and refined petroleum products are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products could reduce our net income. Accordingly, we expect our margins on, and the profitability of our energy business to fluctuate, possibly significantly, over time.

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
We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal 2006. We incurred capital expenditures from fiscal years 2003 through 2006 related to these upgrades of $88.1 million for our Laurel, Montana refinery and $328.7 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery.

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies including fines and injunctions, and recalls of our products.

Environmental liabilities could adversely affect our results and financial condition.
Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines and injunctions. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages and to adverse publicity. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonable estimated.

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

We maintain insurance coverages against many, but not all potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on our financial position or results of operations.

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

If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.
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

As of August 31, 2007, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminal	Glenwood, Minnesota
Transportation terminals/ repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum & asphalt terminals/storage facilities	9 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	42 locations in Iowa, Minnesota, Montana, North Dakota, South Dakota and Wyoming, 13 of which are leased
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have a 74.5% interest in NCRA,which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Oklahoma, Texas and Nebraska
Jayhawk stations	26 locations located in Kansas, Oklahoma and Nebraska
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag Business

Within our Ag Business segment, we own or lease the following facilities:

Crop Nutrients

As of September 1, 2007, we use ports and terminals in our crop nutrients operations at the following locations:

Galveston, Texas (deep water port, land leased from port authority)
Little Rock, Arkansas (river terminal, owned; land and building, leased)
Post Falls, Idaho (terminal, owned)
Crescent City, Illinois (terminal, owned)
Briggs, Indiana (terminal, owned)
Hagerstown, Indiana (terminal, leased)
Indianapolis, Indiana (terminal, leased)
Muscatine, Iowa (river terminal, owned)

St. Paul, Minnesota (river terminal, owned)
Winona, Minnesota (river terminal, owned)
Grand Forks, North Dakota (terminal, owned)
Crestline, Ohio (terminal, owned)
Fostoria, Ohio (terminal, owned)
Watertown, South Dakota (terminal, owned)
Memphis, Tennessee (river terminal, owned)
Green Bay, Wisconsin (terminal, owned)

Country Operations

In our country operations business, we own 316 agri-operations locations (of which some of the facilities are on leased land), 9 feed manufacturing facilities and 2 sunflower plants located in Minnesota, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon. In addition, we lease 6 agri-operations locations, 1 feed manufacturing facility and 1 sunflower plant.

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

In October 2003, we and NCRA reached agreements with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2007, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $22 million, and we anticipate spending an additional $9 million over the next four years. We do not believe that the settlements will have a material adverse affect on us or NCRA.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 58,000 members, of which approximately 1,400 are cooperative association members and approximately 56,600 are individual members. As a cooperative, we do not have any common stock equity that is traded.

On August 31, 2007, we had 7,240,221 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Global Select Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2007 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2007, 2006, and 2005 should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have recorded the Mexican foods business as discontinued operations.

Summary Consolidated Financial Data

	2007	2006	2005	2004	2003
		(Dollars in thousands)

Income Statement Data:
Revenues	$17,215,992	$14,383,835	$11,926,962	$10,969,081	$9,314,116
Cost of goods sold	16,139,691	13,570,507	11,449,858	10,527,715	8,989,050

Gross profit	1,076,301	813,328	477,104	441,366	325,066
Marketing, general and administrative	245,357	231,238	199,354	202,455	175,662

Operating earnings	830,944	582,090	277,750	238,911	149,404
Gain on investments	(20,616)		(13,013)	(14,666)
Gain on legal settlements				(692)	(10,867)
Interest, net	31,098	41,305	41,509	42,758	40,516
Equity income from investments	(109,685)	(84,188)	(95,742)	(79,022)	(47,299)
Minority interests	143,214	85,974	47,736	33,830	21,950

Income from continuing operations before income taxes	786,933	538,999	297,260	256,703	145,104
Income taxes	36,600	49,327	30,434	29,462	16,031

Income from continuing operations	750,333	489,672	266,826	227,241	129,073
(Income) loss on discontinued operations, net of taxes		(625)	16,810	5,909	5,232

Net income	$750,333	$490,297	$250,016	$221,332	$123,841

Balance Sheet Data (August 31):
Working capital	$815,634	$828,954	$758,703	$493,440	$458,738
Net property, plant and equipment	1,728,171	1,476,239	1,359,535	1,249,655	1,122,982
Total assets	6,693,586	4,942,583	4,726,937	4,031,292	3,807,968
Long-term debt, including current maturities	688,321	744,745	773,074	683,818	663,173
Total equities	2,432,990	2,017,391	1,757,897	1,628,086	1,481,711

The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2007, 2006 and 2005. The intercompany revenues between segments were $247.7 million, $251.6 million and $180.8 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

Summary Financial Data By Business Segment

	Energy			Ag Business
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Revenues	$8,105,067	$7,414,361	$5,794,266	$8,575,389	$6,575,165	$5,670,644
Cost of goods sold	7,274,638	6,834,676	5,487,813	8,388,476	6,401,527	5,541,282

Gross profit	830,429	579,685	306,453	186,913	173,638	129,362
Marketing, general and administrative	94,939	82,867	69,951	97,299	99,777	83,600

Operating earnings	735,490	496,818	236,502	89,614	73,861	45,762
Gain on investments			(862)	(5,348)		(11,358)
Interest, net	(6,106)	6,534	8,918	28,550	23,559	20,535
Equity income from investments	(4,468)	(3,840)	(3,478)	(51,830)	(40,902)	(55,473)
Minority interests	143,230	86,483	46,741	(16)	(509)	(41)

Income before income taxes	$602,834	$407,641	$185,183	$118,258	$91,713	$92,099

Intersegment revenues	$(228,930)	$(242,430)	$(170,642)	$(18,372)	$(8,779)	$(9,640)

Total identifiable assets — August 31	$2,737,044	$2,164,217	$2,238,614	$2,846,950	$1,806,243	$1,604,571

	Processing			Corporate and Other
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Revenues	$754,743	$614,471	$613,766	$28,465	$31,415	$29,070
Cost of goods sold	726,510	588,732	604,198	(2,261)	(2,851)	(2,651)

Gross profit	28,233	25,739	9,568	30,726	34,266	31,721
Marketing, general and administrative	23,545	21,645	20,750	29,574	26,949	25,053

Operating earnings (losses)	4,688	4,094	(11,182)	1,152	7,317	6,668
Gain on investments	(15,268)		(457)			(336)
Interest, net	14,783	11,096	12,287	(6,129)	116	(231)
Equity income from investments	(48,446)	(35,504)	(36,202)	(4,941)	(3,942)	(589)
Minority interests						1,036

Income before income taxes	$53,619	$28,502	$13,190	$12,222	$11,143	$6,788

Intersegment revenues	$(370)	$(368)	$(502)

Total identifiable assets — August 31	$681,118	$518,186	$420,373	$428,474	$453,937	$463,379

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers. As a cooperative, we are owned by farmers, ranchers and their member cooperatives from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

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

We have aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Summary data for each of our business segments for the fiscal years ended August 31, 2007, 2006 and 2005 is provided in Item 6 “Selected Financial Data”. Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2007 or ended August 31 of the year referenced.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 37.5% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., and our approximately 20% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other.

Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail business. We currently are exploring, with Land O’Lakes, Inc., the repositioning options for the remaining portions of the Agriliance retail business.

In May 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million, with minor activity continuing in 2006. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican foods business have been reported as discontinued operations.

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

Results of Operations

Comparison of the years ended August 31, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $786.9 million in fiscal 2007 compared to $539.0 million in fiscal 2006, an increase of $247.9 million (46%). These results reflected increased pretax earnings in our Energy, Ag Business and Processing segments, and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $602.8 million for the year ended August 31, 2007 compared to $407.6 million in fiscal 2006. This increase in earnings of $195.2 million (48%) is primarily attributable to higher margins on refined fuels, which resulted mainly from changes in the refining capacity and global demand, including industry supply shortages. Earnings in our propane business increased significantly, from a $1.5 million loss in fiscal 2006 to income of $9.7 million during 2007. Earnings in our renewable fuels marketing, lubricants and transportation businesses also improved during fiscal 2007 when compared to 2006.

Our Ag Business segment generated income from continuing operations before income taxes of $118.3 million for the year ended August 31, 2007 compared to $91.7 million in fiscal 2006, an increase in earnings of $26.6 million (29%). Strong demand for grain and oilseeds, much of it driven by increased

U.S. ethanol production, contributed to improved performances by both our grain marketing and country operations businesses. Our country operations earnings increased $17.0 million, primarily as a result of overall improved product margins, including historically high margins on agronomy, energy, processed sunflower and grain transactions. Continued market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $2.3 million during the year ended August 31, 2007 compared with fiscal 2006, primarily from increased grain volumes. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during 2007, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business. Improved earnings generated by Agriliance, an agronomy joint venture in which we hold a 50% interest, resulted in a $2.0 million increase in our share of that joint venture’s earnings, net of an impairment of retail assets, a Canadian agronomy joint venture and allocated internal expenses. These improved earnings were attributable to improved margins for wholesale and retail crop nutrient products sold during the spring planting season, partially offset by our share of an impairment of retail assets of $10.2 million. Additionally, in our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, CHS sold all of its remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

Our Processing segment generated income from continuing operations before income taxes of $53.6 million for the year ended August 31, 2007 compared to $28.5 million in fiscal 2006, an increase in earnings of $25.1 million (88%). Oilseed processing earnings increased $2.2 million during the year ended August 31, 2007 as compared to fiscal 2006. This was primarily the result of improved crushing margins, partially offset by reduced oilseed refining margins. Contributing factors include a 7% increase in volume at our two crushing facilities, but primarily includes significant improvement in oilseed crushing margins, when comparing the year ended August 31, 2007 with fiscal 2006. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $3.0 million during the year ended August 31, 2007 compared to fiscal 2006, primarily from improved product margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved earnings of $0.8 million for fiscal 2007 compared to 2006. Our share of earnings from US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, net of allocated internal expenses, increased by $3.8 million during fiscal 2007 compared to 2006. In December 2006, US BioEnergy completed an initial public offering (IPO) and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Subsequent to the IPO, our ownership interest decreased to approximately 19%, and our gain was increased by $3.9 million, to bring the net gain to a total of $15.3 million during fiscal 2007.

Corporate and Other generated income from continuing operations before income taxes of $12.2 million for the year ended August 31, 2007 compared to $11.1 million in fiscal 2006, an increase in earnings of $1.1 million (10%). This improvement is primarily attributable to our business solutions’ financial and hedging services.

Net Income.  Consolidated net income for the year ended August 31, 2007 was $750.3 million compared to $490.3 million for the year ended August 31, 2006, which represented a $260.0 million (53%) increase.

Revenues.  Consolidated revenues of $17.2 billion for the year ended August 31, 2007 compared to $14.4 billion for the year ended August 31, 2006, which represented a $2.8 billion (20%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $7.9 billion increased by $704.2 million (10%) during the year ended August 31, 2007 compared to fiscal 2006. During the years ended August 31, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $228.9 million and $242.4 million, respectively. The revenues net increase of $704.2 million is comprised of a net increase of $609.5 million in sales volume and a $94.7 million increase related to a net price appreciation on refined fuels, renewable fuels and propane products. The net change in revenues includes volume increases of $606.0 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues increased $94.5 million (2%), of which $111.2 million was due to increased volumes, partially offset by $16.7 million related to a net average selling price decrease compared to fiscal 2006. Our refined fuels volumes increased 2%, while the sales price of refined fuels decreased, only slightly, or less than $.01 per gallon, when comparing the year ended August 31, 2007 with fiscal 2006. Lower crude oil prices during fiscal 2007 compared to 2006 were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005. Production disruptions due to hurricanes during the fall of 2005 along with strong demand contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $125.5 million (17%), of which, $165.1 million was related to decreases in volume, partially offset by $39.6 million related to a net average selling price increase when compared to fiscal 2006. Propane sales volume decreased 22% in comparison to fiscal 2006, while the average selling price of propane increased $0.06 per gallon (6%). Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the year ended August 31, 2007 compared to 2006, and are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $8.6 billion increased $2.0 billion (30%) during the year ended August 31, 2007 compared to fiscal 2006. Grain revenues in our Ag Business segment totaled $7,136.3 million and $5,337.2 million during the years ended August 31, 2007 and 2006, respectively. Of the grain revenues increase of $1,799.1 million (34%), $1,278.1 million is due to increased average grain selling prices and $521.0 million is attributable to increased volumes during the year ended August 31, 2007 compared to fiscal 2006. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.05 per bushel (24%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodities increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of corn, soybeans and spring wheat increased approximately $1.33, $1.63 and $1.20, respectively, when compared to the prices of those same grains for fiscal 2006. Volumes increased 8% during the year ended August 31, 2007 compared with fiscal 2006. Corn and soybeans had the largest volume increases compared to fiscal 2006, followed by barley and wheat. Our Ag Business segment non-grain product revenues of $1,291.9 million increased by $197.4 million (18%) during the year ended August 31, 2007 compared to fiscal 2006, primarily the result of increased revenues of crop nutrients, energy, seed, crop protection, feed and processed sunflower products. Other revenues within our Ag Business segment of $128.8 million during the year ended August 31, 2007 decreased $5.9 million (4%) compared to fiscal 2006 and is primarily attributable to reduced storage and handling revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $754.4 million increased $140.3 million (23%) during the year ended August 31, 2007 compared to fiscal 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 7%, accounting for an increase in revenues of $27.8 million, and a higher average sales price of processed oilseed and other revenues increased total revenues for this segment by $42.4 million. Oilseed refining revenues increased $66.6 million (23%), of which $50.4 million was due to a higher average sales price and $16.1 million was due to a net increase in sales volume. The average selling price of processed oilseed increased $22 per ton and the average selling price of refined oilseed products increased $0.05 per pound compared to 2006. Increased processed soyflour sales of $3.5 million (27%) accounts for the remaining increase in revenues. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $16.1 billion for the year ended August 31, 2007 compared to $13.6 billion for the year ended August 31, 2006, which represents a $2.5 billion (19%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $7.0 billion increased by $453.5 million (7%) during the year ended August 31, 2007 compared to fiscal 2006. This net change includes increased cost of goods sold of $624.5 million related to changes in volume from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased volumes of propane, partially offset by increased net average per gallon costs of propane. The propane volumes decreased 22%, while the average cost of propane increased $0.05 (5%) compared to the year ended August 31, 2006. The average cost of refined fuels decreased by $0.02 (1%) per gallon, while volumes increased 2% compared to the year ended August 31, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease on refined fuels is reflective of lower input costs at our two crude oil refineries compared to the year ended August 31, 2006. The average per unit cost of crude oil purchased for the two refineries decreased 5% compared to the year ended August 31, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $8.4 billion increased $2.0 billion (31%) during the year ended August 31, 2007 compared to fiscal 2006. Grain cost of goods sold in our Ag Business segment totaled $7,037.3 million and $5,265.3 million during the years ended August 31, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1,772.0 million (34%) compared to the year ended August 31, 2006. This is the result of an 8% increase in bushels sold along with an increase of $1.04 (24%) average cost per bushel as compared to fiscal 2006. Corn and soybeans had the largest volume increase compared to the year ended August 31, 2006 followed by barley and wheat. Commodity prices on corn, spring wheat and soybeans have increased compared to the prices that were prevalent during the same period in fiscal 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2007 compared to fiscal 2006, primarily due to higher volumes and price per unit costs of crop nutrients, energy, seed, crop protection, feed and processed sunflower products. The higher volumes are primarily related to acquisitions.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $726.1 million increased $137.8 million (23%) compared to the year ended August 31, 2006, which was primarily due to increased costs of soybeans in addition to increased volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $245.4 million for the year ended August 31, 2007 increased by $14.1 million (6%) compared to fiscal 2006. The net increase of $14.1 million is primarily due to an increase of $1.0 million for educational funding and increased performance-based incentive plan expense, in addition to other employee benefits and general inflation, partially offset by a $3.0 million net increase in gains on disposals of fixed assets.

Gain on Investments.  During our first fiscal quarter in 2007, we sold approximately 25% of our investment in CF. We received cash proceeds of $10.9 million and recorded a gain of $5.3 million, which is reflected within the results reported for our Ag Business segment. In December 2006, US BioEnergy completed an initial public offering (IPO) and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Subsequent to the IPO, our ownership interest decreased to approximately 19% and our gain was increased by $3.9 million, which brings the net gain to a total of $15.3 million. This net gain is reflected in our Processing segment.

Interest, net.  Net interest of $31.1 million for the year ended August 31, 2007 decreased $10.2 million (25%) compared to fiscal 2006. Interest expense for the years ended August 31, 2007 and 2006 was $51.8 million and $50.6 million, respectively. Interest income, generated primarily from marketable securities, was $20.7 million and $9.3 million, for the years ended August 31, 2007 and 2006, respectively. The interest expense increase of $1.2 million (2%) includes an increase in short-term borrowings, primarily created by higher working capital needs, and an increase in the average short-term interest rate, partially offset by an increase in capitalized interest of $7.1 million. For the years ended August 31, 2007 and 2006, we capitalized interest of $11.7 million and $4.6 million, respectively, primarily related to construction projects in our Energy segment. The increase in capitalized interest primarily relates to financing interest on our coker project mostly during 2007, partially offset by the final stages of the ultra-low sulfur upgrades at our energy refineries during fiscal 2006. The average level of short-term borrowings increased $263.6 million during the year ended August 31, 2007 compared to fiscal 2006, and the average short-term interest rate increased 0.69%. The interest income increase of $11.4 million (124%) was primarily at NCRA within our Energy segment and relates to marketable securities and in Corporate and Other which relates to an increase in interest income on our hedging services.

Equity Income from Investments.  Equity income from investments of $109.7 million for the year ended August 31, 2007 increased $25.5 million (30%) compared to fiscal 2006. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.6 million for Energy, $10.9 million for Ag Business, $13.0 million for Processing and $1.0 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $10.9 million from equity investments. Our share of equity investment earnings or losses in Agriliance increased earnings by $3.0 million and is primarily attributable to improved margins for wholesale and retail crop nutrient products sold during the spring planting season, partially offset by an impairment related to repositioning of their retail operations. Our investment in a Canadian agronomy joint venture contributed an increase in earnings of $0.4 million. During the first fiscal quarter of 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., which was owned jointly (50/50) with Multigrain Comercia, an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded income of $4.8 million during the year ended August 31, 2007 for that equity investment. This income for Multigrain S.A. includes a gain of $2.1 million on a sale of 25% of its investment during the fourth fiscal quarter of 2007. At the same time, Mitsui Corporation invested in this business so that as of August 31, 2007, our ownership interest in Multigrain S.A. was 37.5%. Our wheat exporting investment in United Harvest contributed improved earnings of $0.2 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also reflected $2.7 million of improved earnings. Our country operations business reported an aggregate decrease in equity investment earnings of $0.2 million for several small equity investments.

Our Processing segment generated improved earnings of $13.0 million from equity investments. During fiscal 2006 and 2007, we invested $115.4 million in US BioEnergy, an ethanol manufacturing company, and recorded improved earnings of $9.3 million during the year ended August 31, 2007 compared to fiscal 2006, primarily from operating margins as US BioEnergy had additional plants put into production compared to fiscal 2006. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $2.3 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $1.1 million compared to fiscal 2006. Ventura Foods’ improved results were primarily due to improved product margins. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s results are primarily affected by U.S. dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may continue to depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.6 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of

$1.0 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to fiscal 2006.

Minority Interests.  Minority interests of $143.2 million for the year ended August 31, 2007 increased by $57.2 million (67%) compared to fiscal 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to fiscal 2006. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $36.6 million for the year ended August 31, 2007 compares with $49.3 million for fiscal 2006, resulting in effective tax rates of 4.7% and 9.2%, respectively. During the year ended August 31, 2007, we recognized additional tax benefits of $9.6 million upon the receipt of a tax refund from the Internal Revenue Service related to export incentive credits. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

Our Energy segment generated income from continuing operations before income taxes of $407.6 million for the year ended August 31, 2006 compared to $185.2 million in fiscal 2005. This increase in earnings of $222.4 million (120%) is primarily attributable to higher margins on refined fuels, which resulted mainly from limited refining capacity and increased global demand. With hurricane damages in the fall of 2005, the energy industry faced supply restrictions and distribution disruptions. Pipeline shutdowns later in fiscal 2006 also limited crude oil volumes. Earnings in our propane and transportation operations also improved compared to 2005. These improvements were partially offset by decreased earnings in our lubricants and petroleum equipment businesses.

Our Ag Business segment generated income from continuing operations before income taxes of $91.7 million for the year ended August 31, 2006 compared to $92.1 million in fiscal 2005, a decrease in earnings of $0.4 million (less than 1%). Strong domestic grain movement, much of it driven by increased U.S. ethanol production, contributed to good performances by both our country operations and grain marketing businesses. Our country operations earnings increased $14.3 million, primarily as a result of increased grain volumes and overall improved product margins, including historically high margins on grain and energy transactions. Market expansion into Oklahoma and Kansas also increased country operations’ volumes. Our grain marketing operations improved earnings by $11.0 million in fiscal 2006 compared with 2005, primarily from increased grain volumes and improved margins on those grains. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2006, increased interest in renewable fuels, and higher transportation costs shifted marketing patterns and dynamics for our grain marketing business. These improvements in earnings in our country operations and grain marketing businesses were partially offset by reduced earnings generated through our wholesale and retail agronomy ownership interests, primarily Agriliance, net of allocated internal expenses, which decreased $16.1 million, primarily in reduced crop nutrients and crop protection margins. Weather-interrupted supply patterns and resulting price fluctuations dramatically reduced crop nutrients use and sales during fiscal 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the resulting transportation grid led to price increases early in the year. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrients applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant devaluation and reduced revenues.

Also affecting the agronomy business of our Ag Business segment, in February 2005, the board of directors of CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which CHS held a minority interest, determined after reviewing indicative values from strategic buyers that a greater value could be derived for the business through an initial public offering of stock in the company. The initial public offering (IPO) was completed in August 2005. Prior to the IPO, CHS held an ownership interest of approximately 20% in CF, with a carrying value of $153.0 million, which consisted primarily of noncash patronage refunds received from CF over the years. Through the IPO, CHS sold approximately 81% of its ownership interest for cash proceeds of $140.4 million. As a result, the Company recognized a pretax gain of $9.6 million pretax gain ($8.8 million net of taxes) during 2005.

Our Processing segment generated income from continuing operations before income taxes of $28.5 million for the year ended August 31, 2006 compared to $13.2 million in fiscal 2005, an increase in earnings of $15.3 million (116%). Oilseed processing earnings increased $13.8 million, which was primarily the result of improved crushing margins, partially offset by slightly decreased oilseed refining margins. Contrasting the two years, the soybean harvest in the geographical area near our two crushing facilities was greatly improved in the fall of 2005 (fiscal 2006) compared with the fall of 2004 (fiscal 2005) harvest. During fiscal 2005, basis levels we paid for soybeans were higher than in most of the other soybean producing areas of the country. The improved 2005 fall harvest (fiscal 2006) normalized soybean prices in our geographical area. These lower soybean prices translated into lower raw material costs and higher volumes of soybeans crushed at our two crushing facilities. Our share of earnings from Horizon Milling, our wheat milling joint venture, increased $1.9 million for the year ended August 31, 2006 compared to fiscal 2005. In addition, we recorded a loss of $2.4 million in fiscal 2005 on the disposition of wheat milling equipment at a closed facility. Our share of earnings from Ventura Foods, our packaged foods joint venture, decreased $2.0 million compared to fiscal 2005. During fiscal 2006, we invested $70.0 million in US BioEnergy, an ethanol manufacturing company, in which we recorded a loss of $0.7 million; including allocated interest and internal expenses we recorded a pretax loss of $3.2 million.

Corporate and Other generated income from continuing operations before income taxes of $11.1 million for the year ended August 31, 2006 compared to $6.8 million in fiscal 2005, an increase in earnings of $4.3 million (64%). The primary increase in earnings resulted from our business solutions operations which reflected improved earnings of $4.2 million, primarily as a result of improved hedging and financial services income and reduced internal expenses.

Net Income.  Consolidated net income for the year ended August 31, 2006 was $490.3 million compared to $250.0 million for the year ended August 31, 2005, which represented a $240.3 million (96%) increase.

Revenues.  Consolidated revenues of $14.4 billion for the year ended August 31, 2006 compared to $11.9 billion for the year ended August 31, 2005, which represented a $2.5 billion (21%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $7.2 billion increased $1,548.3 million (28%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. During the years ended August 31, 2006 and 2005, our Energy segment recorded revenues to our Ag Business segment of $242.4 million and $170.6 million, respectively. The revenues increase of $1,548.3 million was comprised of a net increase of $1,490.1 million related to price appreciation on refined fuels and propane products and $58.2 million related to a net increase in sales volume. Refined fuels revenues increased

$1,186.1 million (28%), of which $1,452.4 million was related to a net average selling price increase, partially offset by $266.3 million, which was related to decreased volumes, compared to fiscal 2005. The increased revenues also included $220.6 million from ethanol marketing, which was partially offset by decreased volumes of other refined fuels and propane products. The sales price of refined fuels increased $0.53 per gallon (35%) while volumes decreased 5% when comparing the year ended August 31, 2006 with the fiscal 2005. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. The decrease in refined fuels volumes reflected intentional reduction of lower margin unbranded volumes. Propane revenues increased by $57.8 million (9%), of which $125.8 million was related to a net average selling price increase, partially offset by $68.0 million which was related to decreased volumes compared to the same period in fiscal 2005. Propane prices increased $0.17 per gallon (19%) and sales volume decreased 9% in comparison to the same period of fiscal 2005. Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the year ended August 31, 2006 compared to the same period in 2005. The decrease in propane volumes reflected a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $6.6 billion increased $905.4 million (16%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. Grain revenues in our Ag Business segment totaled $5,337.2 million and $4,613.6 million during the years ended August 31, 2006 and 2005, respectively. Of the grain revenues increase of $723.6 million (16%), $417.1 million was attributable to increased volumes and $306.5 million was due to increased average selling grain prices during the year ended August 31, 2006 compared to fiscal 2005. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.27 per bushel (7%). Commodity prices in general increased following a strong fall 2005 harvest that produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. The higher average market price per bushel of spring wheat and corn were approximately $0.74 and $0.15, respectively, partially offset by lower average market price per bushel of soybeans of approximately $0.15, as compared to the prices of those same grains for the year ended August 31, 2005. Volumes increased 8% during the year ended August 31, 2006 compared with the same period of fiscal 2005. Corn, winter wheat and soybeans reflected the largest volume increases compared to the year ended August 31, 2005. While some areas of the U.S. experienced drought conditions there was a large harvest in 2006. Our Ag Business segment non-grain revenues of $1.2 billion increased by $181.8 million (17%) during the year ended August 31, 2006 compared to the year ended August 31, 2005, primarily the result of increased revenues of energy, crop nutrients, feed and crop protection products, in addition to seed and processed sunflower revenues. These increased non-grain revenues included expansion into Oklahoma and Kansas. The average selling price of energy products increased due to overall market conditions while volumes, not including acquisitions, were fairly consistent to the year ended August 31, 2005.

Our Processing segment revenues, after elimination of intersegment revenues, of $614.1 million increased $0.8 million (less than 1%) during the year ended August 31, 2006 compared to the year ended August 31, 2005. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 10%, accounting for an increase in revenues of $22.6 million, and were partially offset by lower average sales price of processed oilseed and other revenues which reduced revenues by $21.8 million. Oilseed refining revenues decreased $14.3 million (5%), of which $9.3 million was due to lower average sales price and $5.0 million was due to a 2% net decrease in sales volume. The average selling price of processed oilseed decreased $7 per ton and the average selling price of refined oilseed products decreased $0.01 per pound compared to the same period of fiscal 2005. These changes in the selling price of products were primarily driven by the average price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $13.6 billion increased $2.1 billion (19%) during the year ended August 31, 2006 compared to the year ended August 31, 2005.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.6 billion increased by $1,275.1 million (24%) during the year ended August 31, 2006 compared to the same period of fiscal 2005, primarily due to increased average costs of refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased by $0.49 (33%) per gallon, which included an increased cost of $220.8 million from ethanol marketing, and was partially offset by a 5% decrease in volumes compared to the year ended August 31, 2005. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase on refined fuels was reflective of higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the year ended August 31, 2005. The average per unit cost of crude oil purchased for the two refineries increased 26% compared to the year ended August 31, 2005. The average cost of propane increased $0.16 (19%) per gallon, partially offset by a 9% decrease in volumes compared to the year ended August 31, 2005. The average price of propane increased due to higher procurement costs.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $6.4 billion increased $861.1 million (16%) during the year ended August 31, 2006 compared to the same period of fiscal 2005. Grain cost of goods sold in our Ag Business segment totaled $5,265.3 million and $4,550.2 million during the years ended August 31, 2006 and 2005, respectively. The cost of grains and oilseeds procured through our Ag Business segment increased $715.1 million (16%) compared to the year ended August 31, 2005. This was primarily the result of a 14% increase in bushels along with an increase of $0.07 (2%) average cost per bushel as compared to fiscal 2005. Corn, winter wheat and soybeans reflected the largest volume increases compared to the year ended August 31, 2005. Commodity prices on spring wheat and corn increased, while soybean commodity prices showed an average decrease, compared to the prices that were prevalent during the majority of fiscal 2005. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2006 compared to the year ended August 31, 2005, primarily due to energy, crop nutrients, feed and crop protection products, in addition to seed and processed sunflower products. These increased costs for products included expansion into Oklahoma and Kansas. The average cost of energy products increased due to overall market conditions while volumes, not including acquisitions, were fairly consistent to the year ended August 31, 2005.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $588.4 million decreased $15.3 million (3%) compared to the year ended August 31, 2005, which was primarily due to decreased input costs of soybeans processed at our two crushing plants, partially offset by higher volumes of soybeans processed at those plants.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $231.2 million for the year ended August 31, 2006 increased by $31.9 million (16%) compared to the year ended August 31, 2005. The net increase of $31.9 million was primarily due to increased performance-based incentive plan expense, in addition to other compensation benefits, pension and general inflation.

Gain on Investments.  During the fourth quarter of fiscal 2005, we sold approximately 81% of our investment in CF Industries, Inc. through an initial public offering of our equity in that company. We received cash proceeds of $140.4 million and recorded a gain of $9.6 million, net of an impairment charge of $35.0 million recognized during the first quarter of fiscal 2005. This gain is reflected within the results reported for our Ag Business segment.

During the second quarter of fiscal 2005, we sold stock representing a portion of our investment in a publicly-traded company for cash proceeds of $7.4 million and recorded a gain of $3.4 million.

Interest, net.  Interest, net of $41.3 million for the year ended August 31, 2006 decreased $0.2 million (less than 1%) compared to the year ended August 31, 2005. Interest expense for the years ended August 31, 2006 and 2005 was $50.6 million and $51.5 million, respectively. Interest income, primarily from marketable securities, for the years ended August 31, 2006 and 2005 was $9.3 million and $10.0 million, respectively. The interest expense decrease of $0.9 million (2%) includes a decrease of short-term borrowings primarily related to a net decrease in working capital, partially offset by an increase in the average short-term interest rate and a reduction in capitalized interest. For the fiscal years ended August 31, 2006 and 2005, we capitalized interest of $4.7 million and $6.8 million, respectively, primarily related to capitalized construction projects in our Energy segment. The reduction in capitalized interest relates to the interest on financing the final stages of the ultra-low sulfur upgrades at our energy refineries. The average level of short-term borrowings decreased

$143.4 million during fiscal 2006 compared to the year ended August 31, 2005, while the average short-term interest rate increased 1.50%. The interest income decrease of $0.7 million (8%) was primarily in our Energy segment related to a decrease in interest income from short term investments, primarily at NCRA.

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

Our Ag Business segment generated reduced earnings of $14.6 million from equity investments. Our investment in a Canadian joint venture contributed reduced earnings of $1.5 million. Our share of equity investment earnings in Agriliance decreased $12.4 million and primarily relates to reduced crop nutrients and crop protection margins. Weather-interrupted supply patterns and resulting wide price fluctuations dramatically reduced crop nutrients use and sales during fiscal 2006. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the related transportation grid led to price increases early in fiscal 2006. Coupled with high energy costs and low grain prices, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in fiscal 2006 drove significant devaluation and reduced revenues. Our equity income from our investment in TEMCO, a joint venture, which exports primarily corn and soybeans, recorded reduced earnings primarily on logistics of $4.2 million, while our wheat exporting investment in United Harvest contributed improved earnings of $2.4 million. Our country operations reported an aggregate increase in equity investment earnings of $1.1 million for several small equity investments.

Our Processing segment generated reduced earnings of $0.7 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $2.0 million, partially offset by Horizon Milling, our wheat milling joint venture, which recorded improved earnings of $1.9 million compared to fiscal 2005. During 2006, we invested $70.0 million in US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company, representing an approximate 24% ownership and recorded losses of $0.7 million. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our joint venture with Ventura Foods. Ventura Foods also completed integration of its dressing and dips acquisition, and exited a large part of its nutritional products business, all of which resulted in increased general expenses. Horizon Milling’s results are primarily affected by U.S. dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back in production as consumption of flour products increases, which will continue to depress gross margins in the milling industry.

Our Energy segment generated improved earnings of $0.4 million related to improved margins in an NCRA equity investment, and Corporate and Other generated improved earnings of $3.3 million from equity investments, primarily from Cofina Financial, our financial services equity investment, as compared to the year ended August 31, 2005.

Minority Interests.  Minority interests of $86.0 million for the year ended August 31, 2006 increased by $38.2 million (80%) compared to the year ended August 31, 2005. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to fiscal 2005. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

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

Liquidity and Capital Resources

On August 31, 2007, we had working capital, defined as current assets less current liabilities, of $815.6 million and a current ratio, defined as current assets divided by current liabilities of 1.3 to 1.0, compared to working capital of $829.0 million and a current ratio of 1.5 to 1.0 on August 31, 2006.

On August 31, 2007 our committed line of credit consisted of a five-year revolving facility in the amount of $1.1 billion, with a $200.0 million potential addition for future expansion accordion feature. On October 1, 2007, we exercised the accordion feature of the agreement and obtained additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total to $1.3 billion on the facility. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On August 31, 2007, we had $600.0 million outstanding on this line of credit compared with no amount outstanding on August 31, 2006. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On August 31, 2007, we had $51.9 million of commercial paper outstanding. Late summer and early fall are typically our lowest points of seasonal borrowings however, due to recent appreciation in commodity prices, further discussed in “Cash Flows from Operations”, our borrowings have been much higher in comparison to prior years. In addition to exercising the accordion feature of our five-year revolver, on October 4, 2007, we entered into a private placement note purchase agreement and received proceeds of $400.0 million which were used to pay down the five-year revolver. With this recent additional borrowing capacity, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Cash flows provided by operating activities were $372.6 million, $454.9 million and $276.5 million for the years ended August 31, 2007, 2006 and 2005, respectively. Volatility in cash flows from operations between fiscal 2007 and 2006 is primarily the result of an increase in operating assets and liabilities partially offset by greater net income during fiscal 2007. Grain prices during fiscal 2007 have been quite volatile. Because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls, reflected in other current assets, which are a use of cash. In addition, higher commodity prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected. Volatility in cash flows from operations between fiscal 2006 and 2005 is primarily the result of greater net income during fiscal 2006.

Our operating activities provided net cash of $372.6 million during the year ended August 31, 2007. Net income of $750.3 million and net non-cash expenses and cash distributions from equity investments of

$261.0 million were partially offset by an increase in net operating assets and liabilities of $638.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included minority interests of $143.2 million, depreciation and amortization of $140.6 million and deferred taxes of $46.8 million, which were partially offset by income from equity investments, net of distributions, of $43.0 million and a pretax gain on investments of $20.6 million. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, and derivative assets and hedging deposits, both included in other current assets, partially offset by an increase in accounts payable and accrued expenses on August 31, 2007 when compared to August 31, 2006. On August 31, 2007, the market prices of our three primary grain commodities, soybeans, spring wheat and corn, increased by $3.26 (60%) per bushel, $2.37 (52%) per bushel and $0.92 (40%) per bushel, respectively, when compared to the prices on August 31, 2006. In addition, grain inventories in our Ag Business segment increased by 39.6 million bushels (36%) when comparing inventories at August 31, 2007 and 2006. In general, crude oil prices increased $3.78 (5%) per barrel on August 31, 2007 when compared to August 31, 2006.

Our operating activities provided net cash of $454.9 million during the year ended August 31, 2006. Net income of $490.3 million and net non-cash expenses and cash distributions from equity investments of $255.3 million were partially offset by an increase in net operating assets and liabilities of $290.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $126.8 million, minority interests of $86.0 million and deferred taxes of $78.3 million, which were partially offset by income from equity investments, net of distributions, of $25.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories and a decrease in payables on August 31, 2006 when compared to August 31, 2005. The increase in inventories was primarily due to an increase in grain prices and grain inventory quantities in our Ag Business segment. On August 31, 2006, the market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.04 (29%) per bushel and $0.31 (15%) per bushel, respectively, and soybeans, another high volume commodity, saw a decline in price of $0.45 (8%) per bushel when compared to August 31, 2005. Grain inventories in our Ag Business segment increased by 16.3 million bushels (18%) when comparing inventories at August 31, 2006 and 2005. In addition, energy inventories at NCRA increased by 763 thousand barrels (26%) on August 31, 2006 when compared to August 31, 2005, and were also valued using prices that were 46% higher than the previous year. The decrease in accounts payable is related to NCRA, and is primarily due to a decrease in payables for crude oil purchased. The decrease in crude oil payables was related to the planned major maintenance turnaround, during which time the refinery was shut down and inventory was not used for production. The turnaround was completed by the end of August 2006.

Our operating activities provided net cash of $276.5 million during the year ended August 31, 2005. Net income of $250.0 million and net non-cash expenses and cash distributions from equity investments of $137.3 million were partially offset by an increase in net operating assets and liabilities of $110.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization of $110.3 million, minority interests of $47.7 million and deferred tax expense of $26.4 million, which were partially offset by income from equity investments, net of distributions, of $30.9 million, and a pretax gain on the sale of investments of $13.0 million. The increase in net operating assets and liabilities was caused primarily by an increase in crude oil prices of $26.82 per barrel (64%) on August 31, 2005 when compared to August 31, 2004, and an increase in grain and oilseed inventories in our Ag Business segment of 36.1 million bushels (64%) when comparing those same fiscal year-end dates.

Crude oil prices are expected to be volatile in the foreseeable future, but related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effect on operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. Demand for corn by the ethanol industry created an incentive to divert acres, from soybeans and wheat, to corn this past planting year. The affect has been to stabilize corn prices at a relatively high level, and also to appreciate the prices for soybeans and wheat. Grain prices were volatile during fiscal 2007, and have continued to be volatile into the first quarter of fiscal 2008. We anticipate that high demand for all grains and oilseeds will likely continue to create high prices and price volatility for those commodities into fiscal 2008.

Cash Flows from Investing Activities

For the years ended August 31, 2007, 2006 and 2005, the net cash flows used in our investing activities totaled $495.3 million, $265.3 million and $91.9 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $373.3 million, $235.0 million and $257.5 million for the years ended August 31, 2007, 2006 and 2005, respectively. Capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations required by 2006 are complete at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery. We incurred capital expenditures from fiscal 2003 through 2006 related to these projects of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery. Expenditures for the projects at the two refineries in total during the years ended August 31, 2006 and 2005 were $71.5 million and $165.1 million, respectively.

For the year ending August 31, 2008, we expect to spend approximately $355.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2008 is completion of the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt, that is expected to increase yields by about 14 percent. The total cost for this project is expected to be approximately $380.0 million, with completion planned during fiscal 2008. Funding of the project is expected to continue to be from cash flows from operations and long-term borrowings. Total expenditures for this project as of August 31, 2007, were $284.3 million, of which $221.5 million and $62.8 million were incurred during the years ended August 31, 2007 and 2006, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2007, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $22 million, and we anticipate spending an additional $9 million over the next four years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the years ended August 31, 2007, 2006 and 2005 totaled $95.8 million, $73.0 million and $25.9 million, respectively. During the year ended August 31, 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, and currently have a 37.5% ownership interest which is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. We plan to continue to expand our presence in South America by exploring processing opportunities in other commodity areas. Our grain marketing operations have also added to our global presence by opening offices in Geneva and Hong Kong, and continue to explore other opportunities to establish a presence in emerging grain origination and export markets. We have also invested $15.6 million in Horizon Milling G.P. (24% CHS ownership) during the year ended August 31, 2007, a joint venture included in our Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the year ended August 31, 2007, we made additional investments of $45.4 million in US BioEnergy, bringing our total cash investment for common stock in that company to $115.4 million. Prior investments in US BioEnergy include $70.0 million of stock purchased during the year ended August 31, 2006. In December

2006, US BioEnergy completed an initial public offering (IPO), and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, we recognized a non-cash net gain of $15.3 million on our investment during the year ended August 31, 2007, to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in our Processing segment. On August 31, 2007, our ownership interest in US BioEnergy was approximately 19%, and based upon the market price of $10.41 per share on that date, our investment had a fair value of approximately $159.3 million. During the first quarter of fiscal 2008, we purchased additional shares of US BioEnergy common stock for $6.5 million, which increased our ownership interest to approximately 20%. We are recognizing earnings of US BioEnergy to the extent of our ownership interest using the equity method of accounting. During the year ended August 31, 2005, we contributed $19.6 million in cash (plus an additional $18.5 million in net assets, primarily loans) to Cofina Financial for a 49% equity interest. Cofina Financial was formed by us and Cenex Finance Association to provide financing for agricultural cooperatives and businesses, and to producers of agricultural products

During the years ended August 31, 2007, 2006 and 2005, changes in notes receivable resulted in a decrease in cash flows of $29.3 million, an increase in cash flows of $21.0 million and a decrease in cash flows of $23.8 million, respectively. The notes were primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company.

Various cash acquisitions of intangibles totaled $15.6 million during the year ended August 31, 2007. The largest intangible acquired was $6.5 million, which was included in the $15.1 million total acquisition price of a distillers dried grain business included in our Ag Business segment. The balance of this business acquisition included $8.6 million of net working capital. During the years ended August 31, 2006 and 2005, acquisitions of intangibles totaled $2.9 million and $0.4 million, respectively.

Partially offsetting our cash outlays for investing activities were proceeds from the disposition of property, plant and equipment of $13.5 million, $13.9 million and $21.1 million for the years ended August 31, 2007, 2006 and 2005, respectively. During the year ended August 31, 2005, we sold the majority of our Mexican foods business for proceeds of $38.3 million. The proceeds from the sale of our Mexican foods business includes $13.8 million received for equipment that was used to buy out operating leases during the same period. Also partially offsetting cash usages were investments redeemed totaling $4.9 million, $7.3 million and $13.5 million for the years ended August 31, 2007, 2006 and 2005, respectively. During the year ended August 31, 2007, we sold 540,000 shares of our CF stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. During the year ended August 31, 2005, we received proceeds of $140.4 million from the sale of our CF Industries, Inc. investment and recorded a pretax gain of $9.6 million.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with a $200.0 million potential addition for future expansion accordion feature. On August 31, 2007, the committed amount on this facility was $1.1 billion. On October 1, 2007, we exercised the accordion feature of the agreement and obtained additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total to $1.3 billion on the facility. In addition to this line of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In December 2006, the line of credit dedicated to NCRA was renewed for an additional year. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. On August 31, 2007 and 2006, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $620.7 million and $22.0 million, respectively, with interest rates ranging from 1.00% to 8.25%.

During the year ended August 31, 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On August 31, 2007, we had $51.9 million of commercial paper outstanding, all with maturities of less than 60 days from their issuance with interest rates ranging from 5.45% to 6.29%.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $75.4 million and $98.4 million on August 31, 2007 and 2006, respectively. Interest rates on August 31, 2007 ranged from 6.17% to 7.13%. Repayments of $23.0 million, $16.4 million and $16.4 million were made on this facility during the three years ended August 31, 2007, 2006 and 2005, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During each of the years ended August 31, 2007, 2006 and 2005, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during the year ended August 31, 2007.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during years 2011 through 2015.

We, through NCRA, had revolving term loans outstanding of $3.0 million and $6.0 million for the years ended August 31, 2007 and 2006, respectively. Interest rates on August 31, 2007 ranged from 6.48% to 6.99%. Repayments of $3.0 million were made during each of the three years ended August 31, 2007, 2006 and 2005.

On August 31, 2007, we had total long-term debt outstanding of $688.3 million, of which $80.6 million was bank financing, $583.0 million was private placement debt and $24.7 million was industrial development revenue bonds and other notes and contracts payable. On August 31, 2006, we had long-term debt outstanding of $744.7 million. Our long-term debt is unsecured except for NCRA term loans of $3.0 million and other notes and contracts in the amount of $8.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $3.0 million are collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of August 31, 2007. The aggregate amount of long-term debt payable as of August 31, 2007 was as follows (dollars in thousands):

2008	$98,977
2009	117,910
2010	82,634
2011	111,665
2012	94,517
Thereafter	182,618

$688,321

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets, with a cost of approximately $325.0 million. The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until final maturity in ten years.

During the years ended August 31, 2007 and 2005, we borrowed on a long-term basis, $4.1 million and $125.0 million, respectively. There were no long-term borrowings during the year ended August 31, 2006. During the years ended August 31, 2007, 2006 and 2005, we repaid long-term debt of $60.9 million, $36.7 million and $36.0 million, respectively.

Subsequent to our fiscal year-end, on October 4, 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. The debt is due in equal annual installments of $80.0 million during years 2013 through 2017.

Distributions to minority owners for the years ended August 31, 2007, 2006 and 2005 were $76.8 million, $80.5 million and $29.9 million, respectively, and were primarily related to NCRA. NCRA’s cash distributions to members were lower as a percent of earnings in 2005 and 2004 when compared to other years, due to the funding requirements for environmental capital expenditures previously discussed.

During the years ended August 31, 2007, 2006 and 2005, changes in checks and drafts outstanding resulted in an increase in cash flows of $85.4 million, a decrease in cash flows of $10.5 million and an increase in cash flows of $2.8 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2006, were primarily distributed during the second fiscal quarter of the year ended August 31, 2007. The cash portion of this distribution deemed by the Board of Directors to be 35% was $133.1 million. During the years ended August 31, 2006 and 2005, we distributed cash patronage of $62.5 million and $51.6 million, respectively.

Cash patronage for the year ended August 31, 2007, determined by the Board of Directors to be 35% and to be distributed in fiscal 2008, is expected to be approximately $192.5 million and is classified as a current liability on the August 31, 2007 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 72 or upon death. Commencing in fiscal 2008, until further resolution, the Board of Directors has reduced the age for individuals who are eligible for equity redemptions to age 70. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions targeting older capital equity certificates which were paid in fiscal 2007 and that are authorized to be paid in fiscal 2008. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $179.4 million. These expected distributions are classified as a current liability on the August 31, 2007 Consolidated Balance Sheet.

For the years ended August 31, 2007, 2006 and 2005, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $70.8 million, $55.9 million and $23.7 million, respectively. An additional $35.9 million, $23.8 million and $20.0 million of capital equity certificates were redeemed in fiscal 2007, 2006 and 2005, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $26.09, $26.10 and $27.58, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 8, 2007, January 23, 2006 and January 24, 2005, respectively.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2007, we had 7,240,221 shares of Preferred Stock outstanding with a total redemption value of approximately $181.0 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option after February 1, 2008. At this time, we have no intention of redeeming any Preferred Stock. Dividends paid on our preferred stock during the years ended August 31, 2007, 2006 and 2005 were $13.1 million, $10.8 million and $9.2 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2007, 2006 and 2005, was $44.3 million, $38.5 million and $31.0 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2007 were as follows:

Total
(Dollars in millions)

2008	$32.9
2009	24.6
2010	20.1
2011	13.0
2012	8.7
Thereafter	8.2

Total minimum future lease payments	$107.5

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $33.2 million was outstanding on August 31, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees. All outstanding loans with respective creditors are current as of August 31, 2007.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2007 which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$672,571	$672,571
Long-term debt(1)	688,321	98,977	$200,544	$206,182	$182,618
Interest payments(2)	147,300	40,394	59,981	32,692	14,233
Operating leases	107,476	32,877	44,754	21,663	8,182
Purchase obligations(3)	3,686,847	2,434,178	1,244,419	2,212	6,038
Other liabilities(4)	215,611		21,237	48,187	146,187

Total obligations	$5,518,126	$3,278,997	$1,570,935	$310,936	$357,258

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2007.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations, $1,199.8 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities includes the long-term portion of deferred compensation, deferred income taxes, accrued turnaround and contractual redemptions, and is included on our Consolidated Balance Sheet. Of our total other liabilities on our Consolidated Balance Sheet in the amount of $359.2 million, the timing of the payments of $143.6 million of such liabilities cannot be determined.

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

Allowances for Doubtful Accounts

The allowances for doubtful accounts are maintained at a level considered appropriate by our management based on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic, market and other conditions. Different assumptions, changes in economic circumstances, or the deterioration of the financial condition of our customers, could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense.

Inventory Valuation and Reserves

Grain, processed grains, oilseed and processed oilseeds are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. The cost of certain energy inventories (wholesale refined products, crude oil and asphalt), are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable value of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance.

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

Deferred Tax Assets

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of loss carryforwards and tax benefits primarily passed to us from National Cooperative Refinery Association (NCRA), which are associated with refinery upgrades that enable NCRA to produce ultra-low sulfur fuels. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances, or other factors, may cause management’s estimates of expected useful lives to differ from actual.

All long-lived assets, including property plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment on the basis of undiscounted cash flows, at least annually for goodwill, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

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

Revenue Recognition

We record revenue from grain and oilseed sales after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in revenues. Service revenues are recorded only after such services have been rendered and are included in other revenues.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2007, since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We do not expect that the adoption of FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP is effective for fiscal years beginning after December 15, 2006. We are currently using the accrue-in-advance method of accounting and are in the final stages of determining the impact this FSP will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

We are exposed to price fluctuations on energy, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. Our use of derivative instruments, reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations.

We generally enter into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each of those commodities. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations, with the exception of some contracts included in our Energy segment operations discussed below. These contracts are recorded on the Consolidated Balance Sheet at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

We also manage our risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. We are also exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. These contracts are recorded on the Consolidated Balance Sheet at fair values based on the market prices of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in our Energy segment. The propane contracts within our Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

Changes in the fair values of derivative instruments described above are recognized in cost of goods sold, in our Consolidated Statements of Operations; in the period such changes occur for all operations with the exception of some derivative instruments included in our Energy segment. Included in other current assets on August 31, 2007 and 2006, are derivative assets of $247.1 million and $74.3 million, respectively. Included in accrued expenses on August 31, 2007 and 2006, are derivative liabilities of $177.2 million and $97.8 million, respectively.

In our Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive income in the equity section of our Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and will be included in earnings upon settlement. Settlement dates for cash flow hedges extend through December 31, 2007. At August 31, 2007, the cash flow hedges did not qualify for hedge accounting and, therefore, are recorded in cost of goods sold in our Consolidated Statements of Operations. A loss of $2.8 million and a gain of $2.8 million, net of taxes, were recorded in accumulated other comprehensive income for the years ended August 31, 2007 and 2006, respectively, for the change in the fair value of cash flow hedges related to these derivatives. During the year ended August 31, 2007, net gains of $9.7 million from these contract settlements were recorded in the Consolidated Statement of Operations. No gains or losses were recorded in the Consolidated Statement of Operations during the year ended August 31, 2006, since there were no settlements.

A 10% adverse change in market prices would not materially affect our results of operations, financial position or liquidity, since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. Our effective interest rate on fixed rate debt outstanding on August 31, 2007, was approximately 6.0%.

We entered into interest rate treasury lock instruments to fix interest rates related to a portion of our private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $2.2 million, net of taxes, are included in accumulated other comprehensive income. Interest expense for each of the years ended August 31, 2007, 2006 and 2005, includes $0.9 million which relates to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

FOREIGN CURRENCY RISK

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2007 or in recent years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2007 and 2006 is presented below.

	November 30,	February 28,	May 31,	August 31,
	2006	2007	2007	2007
	(Unaudited)
	(Dollars in thousands)

Revenues	$3,751,070	$3,734,580	$4,732,465	$4,997,877
Gross profit	222,276	145,708	327,925	380,392
Income from continuing operations	153,453	87,359	259,734	286,387
Net income	136,282	82,309	237,773	293,969

	November 30,	February 28,	May 31,	August 31,
	2005	2006	2006	2006

Revenues	$3,453,549	$3,156,834	$3,743,021	$4,030,431
Gross profit	254,481	114,668	218,528	225,651
Income from continuing operations	154,026	40,247	136,563	158,836
Net income	154,234	40,148	136,593	159,322

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures:

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating our disclosure procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer

have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2007, the end of the period covered in this annual report on Form 10-K.

Change in Internal Control over Financial Reporting:

During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors of as of August 31, 2007.

		Director
Name and Address	Age	Region	Since

Bruce Anderson	55	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Donald Anthony	57	8	2006
43970 Road 758 Lexington, NE 68850
Robert Bass	53	5	1994
E 6391 Bass Road Reedsburg, WI 53959
Dennis Carlson	46	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	55	1	1990
2153 — 330th Street North Minneota, MN 56264-1880
Steve Fritel	52	3	2003
2851 — 77th Street NE Barton, ND 58384
Robert Grabarski	58	5	1999
1770 Highway 21 Arkdale, WI 54613
Jerry Hasnedl	61	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	49	4	2006
42046 — 257th Street Alexandria, SD 57311
James Kile	59	6	1992
508 W. Bell Lane St. John, WA 99171

		Director
Name and Address	Age	Region	Since

Randy Knecht	57	4	2001
40193 — 112th Street Houghton, SD 57449
Michael Mulcahey	59	1	2003
8109 — 360th Avenue Waseca, MN 56093
Richard Owen	53	2	1999
1591 Hawarden Road Geraldine, MT 59446
Steve Riegel	55	8	2006
12748 Ridge Road Ford, KS 67842
Daniel Schurr	42	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Duane Stenzel	61	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	45	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219

Bruce Anderson, secretary-treasurer (1995):  Chairman of the Governance Committee. Vice chairman of the North Dakota Agricultural Products Utilization Commission and past board secretary for North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Served two terms in the North Dakota House of Representatives. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

Donald Anthony (2006):  Serves on Corporate Responsibility and CHS Foundation Finance and Investment committees. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington Co-op Oil. Former director of Farmland Industries. Active in several state and local cooperative and agricultural organizations. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass, first vice chairman (1994):  Chairman of Audit Committee. Director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, and vice chairman of Wisconsin Federation of Cooperatives. Holds a bachelor’s of science degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

Dennis Carlson (2001):  Serves on Audit and CHS Foundation Finance and Investment committees. Director and past chairman of Farmers Union Oil Co., Bismarck/Mandan, N.D., and is active in several agricultural and cooperative organizations. Operates a diverse grain and livestock business near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

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

Steve Fritel (2003):  Serves on Corporate Responsibility and Government Relations committees. Director for Rugby (N.D.) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Board. Director of North Central Experiment Station Board of Visitors, past member of the Adult Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned a bachelor’s degree from North Dakota State College of Science, Wahpeton. Raises small grains, corn, soybeans and sunflowers near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Robert Grabarski, assistant secretary-treasurer (1999):  Chairman of the Capital Committee and serves on Government Relations Committee. Director, first vice chairman and former interim president of Alto Dairy Cooperative. Chairman of Wisconsin River Cooperative. Holds a certificate in production agriculture from the University of Wisconsin-Madison. Recipient of 2004 Wisconsin Federation of Cooperatives Co-op Builder Award. Operates a diversified dairy and crop farm near Arkdale, Wis. Mr. Grabarski’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl (1995):  Serves on Capital and Government Relations committees. Previous chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and the Minnesota Association of Cooperatives. Earned associate’s of arts degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, corn, soybeans, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Governance and CHS Foundation Finance and Investment committees. Chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D., and operates a cow-calf and feeder-calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

James Kile, second vice chairman (1992):  Chairman of Government Relations Committee and serves on Governance Committee. Served nearly two decades as a director and chairman of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and the Idaho Cooperative Council. Director and secretary for the SJE High School Foundation. Holds a bachelor’s degree in agricultural economics from Washington State University. Was employed in banking before returning to St. John, Wash., to operate a dryland wheat farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.

Randy Knecht (2001):  Serves on Government Relations and Corporate Responsibility committees. Representative to CHS Managers Council. President of Four Seasons Cooperative, Britton, S.D. Former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s of science degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Michael Mulcahey (2003):  Serves on Capital and CHS Foundation Finance and Investment committees. Served for three decades as a director and officer for Crystal Valley Co-op, Mankato, Minn., and its predecessors. Has served as a director and chairman for South Central Federated Feeds and is active in many agricultural, cooperative and civic organizations. Attended Mankato (Minn.) State University and the University of Minnesota-Waseca. Operates a grain farm and raises beef cattle near Waseca, Minn. Mr. Mulcahey’s principal occupation has been farming for the last five years or longer.

Richard Owen (1999):  Serves on Audit and Government Relations committees. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as director and officer of Central Montana Cooperative, Lewistown, Mont., and its predecessor organization. Holds a bachelor’s of science degree in agricultural economics from Montana State University. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves on Capital and Government Relations committees. Director and chairman of Dodge City (Kan.), Cooperative Exchange. Previously served as director and officer for Co-op Service, Inc., advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Operates a 300-head cow-calf and stocker cattle business and raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr (2006):  Serves on Audit and Government Relations committees. Served as director and officer for River Valley Cooperative of Clarence, Iowa. Director and loan committee member for Great River Bank. Local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agriculture from Iowa State University. Raises corn, soybeans and alfalfa near LeClaire, Iowa. Also owns and manages a beef feedlot and cow-calf herd. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

Duane Stenzel (1993):  Chairman of CHS Foundation Finance and Investment Committee and serves on Governance Committee. Previous chairman of the former CHS Oilseed Processing and Refining Defined Member Board. Active in a wide range of agricultural and cooperative organizations. Member of WFS and Wells Farmers Elevator, where he served as board president and secretary. Raises soybeans, corn and sweet corn near Wells, Minn. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

Michael Toelle, chairman (elected in 1992; chairman since 2002): Chairman of CHS Foundation. Served more than 15 years as director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance sponsors committee, serves on the 25x’25 Renewable Fuels steering committee, has served as director and chairman of Agriculture Council of America, and is active in several cooperative and commodity organizations. Holds a bachelor’s of science degree in industrial technology from Moorhead (Minn.) State University. Operates a grain, hog and beef farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

Director Elections and Voting

Director elections are for three-year terms and are open to any qualified candidate. The qualifications for the office of director are as follows:

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

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be elected at the 2007 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Michael Toelle
Region 3 (North Dakota)	Dennis Carlson
Region 4 (South Dakota)	Randy Knecht
Region 5 (Wisconsin, Connecticut, Indiana, Illinois, Kentucky, Michigan, Ohio)	Robert Bass
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Steve Riegel

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders can not recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2007. Officers are appointed by the Board of Directors.

Name	Age	Position

John D. Johnson	59	President and Chief Executive Officer
Jay Debertin	47	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	59	Executive Vice President — Corporate Administration
Thomas D. Larson	59	Executive Vice President — Business Solutions
Mark Palmquist	50	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz	57	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	60	Executive Vice President and Chief Operating Officer, Energy

John D. Johnson, President and Chief Executive Officer (CEO), began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division, later becoming regional sales manager, director of sales and marketing and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply in 1992 and president and CEO of Harvest States in 1995. Selected president and general manager of CHS upon its creation in 1998 and was named president and CEO in 2000. Serves on the boards of Ventura Foods, LLC, CF Industries Holdings, Inc. and National Council of Farmer Cooperatives. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.

Jay Debertin, Executive Vice President and Chief Operating Officer — Processing, joined the former Cenex in 1984 in its energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998 and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. Named to his current position in 2005 where he is responsible for oilseed processing operations, and CHS joint venture relationships in wheat milling through Horizon Milling, LLC, and in vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves on the boards of directors of US BioEnergy Corporation, National Cooperative Refinery Association, Horizon Milling, LLC and Ventura Foods, LLC. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

Patrick Kluempke, Executive Vice President — Corporate Administration, is responsible for human resources, information technology, business risk control, building and office services, board coordination, corporate planning and international relations. Served in the U.S. Army with tours in South Vietnam and South Korea, as Aide to General J. Guthrie. Began his career in grain trading and export marketing. Joined the former Harvest States in 1983, has held various positions within CHS in both the operations and corporate level, and was named to his current position in 2000. Serves on the board of Ventura Foods, LLC. Earned a bachelor’s degree from St. Cloud (Minn.) State University.

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

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, crop nutrients and country operations businesses in 2005. Serves on the boards of Agriliance LLC, Horizon Milling, LLC, InTrade/ACTI, National Cooperative Refinery Association and Schnitzer Steel Industries, Inc. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

John Schmitz, Executive Vice President and Chief Financial Officer joined the former Harvest States in 1974 where he held accounting and finance positions, including division controller. Named vice president and controller of Harvest States in 1986 and served in that position up to the time of the merger with Cenex in 1998, when he became vice president, finance. Appointed to the position of Chief Financial Officer in 1999. Serves as a director on the boards of National Cooperative Refinery Association, Ventura Foods, LLC and Cofina Financial, LLC. Member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and the National Society of Accountants for Cooperatives. Holds a bachelor’s of science degree in accounting from St. Cloud (Minn.) State University,

Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising and previously managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and since 1987, executive vice president of energy for what is now CHS. Appointed to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Holds a bachelor’s degree from St. Cloud (Minn.) State University and serves on the St. Cloud State University Foundation Board of Directors.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2007, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act:

Mr. Johnson was late in filing a Form 4 relating to a transaction in January, 2007 and Mr. Browne was late in filing a report on Form 4 relating to a transaction in June, 2007.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K of the Securities and Exchange Commission. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following address:

CHS Inc.
Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Bass, Mr. Carlson, Mr. Owen and Mr. Schurr, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within the company. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

Compensation Discussion and Analysis

Executive Compensation

Overview

CHS views employees as valued assets, and strives to provide total reward programs that are equitable and competitive within the market segments in which we compete, and within the framework of the CHS vision, mission and values. In this section, we will outline the compensation and benefit programs as well as the materials and factors used to assist us in making compensation decisions.

Compensation Philosophy and Objectives

The Corporate Responsibility Committee of our CHS Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•	Maintaining a strong external market focus in order to attract and retain top talent by:

•	Aligning pay structures and total direct compensation at the market median through our benchmarking process

•	Obtaining applicable and available survey data of similar sized companies

•	Maintaining reasonable internal pay equity among executives in order to allow for broad based development opportunities in support of our talent management objectives

•	Driving strong business performance through annual and long-term incentive programs by:

•	Rewarding executives for company, business unit and individual performance

•	Aligning executive rewards with competitive returns to our owner members

•	Ensuring compensation components are mutually supportive and not contradictory

•	Aligning annual and long-term results with performance goals

•	Ensuring compliance with federal and state regulations

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2008.

Components of Executive Compensation and Benefits

Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member owner returns by achieving specified goals. The compensation program links executive compensation directly to our annual and long-term financial performance. A significant portion of each executive’s compensation is dependent upon meeting financial goals and a smaller portion is linked to other individual performance objectives.

Each year, the Corporate Responsibility Committee of the Board of Directors, reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual incentive pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer. The data is shared with our Board of Directors who together make final decisions regarding the Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our Chief Executive Officer and approves annual and long-term incentive awards based on goal attainment. In turn, the Board communicates this pay information to the Chief Executive Officer. The Chief Executive Officer is not involved with the selection of the third party consultant and does not participate in or observe Corporate Responsibility Committee meetings. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), the Chief Executive Officer decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the Named Executive Officers and communicates base and incentive compensation levels to the Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

Components of Compensation

The executive compensation and benefits programs consist of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis included a combination of any of the following sources: Hay Executive Compensation Report, Hewitt Total Compensation Measurement, Mercer US Benchmark Database-Executive Positions, Towers Perrin US General Industry Executive Database and Watson Wyatt Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 389 to 2,486, with an average of 1,118. We have recently shifted the emphasis of our executive compensation package to focus more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the Chief Executive Officer (CEO) and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed break out of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element

Base Salary	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	These factors provide the fundamental element of compensation based on competitive market practice and internal equity considerations

Pay Element	Definition of Pay Element	Purpose of Pay Element

Annual Variable Pay	Broad based employee short term pay-at-risk incentive for achieving predetermined annual financial and individual performance objectives	• Provide a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad based employee short term pay-at-risk program for achieving predetermined Return On Equity performance levels	• Provide a direct link between employee pay and CHS’s profitability • Encourage proper expense control and containment
Long-Term Incentive Plans	Long-term pay-at-risk incentive for Senior Management to achieve predetermined triennial Return On Equity performance goals	• Provide a direct link between senior management pay and long-term strategic business objectives • Align management and member owner interests • Encourage retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement benefits are identical to the broad based retirement plans generally available to all full-time employees	These benefits are a part of our broad-based employee total rewards program
	The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income	These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	These benefits are a part of our broad-based employee total rewards program
Additional Benefits and Perquisites	Additional benefits and perquisites provided to certain officers, including our Named Executive Officers	These benefits are provided to remain competitive with comparable companies, retain individuals who are critical to CHS, facilitate the executives’ relationships with customers and to support their roles in the community.

Base Pay:

Base salaries of the Named Executive Officers represent a fixed form of compensation paid on a semi-monthly basis. The base salaries are generally set at the median level of market data collected through our benchmarking process against other equivalent positions of comparable revenue-size companies. The individual’s actual salary relative to the market median is based on a number of factors, which include, but are not limited to: scope of responsibilities, individual experience and individual performance.

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined by competitive pay of comparable positions in the market, as well as individual performance and contribution. Changes are not governed by preestablished weighting factors or merit metrics. The Chief Executive Officer is responsible for this process for the Named Executive Officers. The Corporate Responsibility Committee is responsible for this process for the President and Chief Executive Officer. As a result of the changes in our executive compensation package mentioned above, more compensation is at risk. In accordance with Mr. Johnson’s contract, he received no increase in base pay for fiscal 2007. All other Named Executive Officers received base salary increases of up to 4.0 percent in fiscal 2007.

Annual Variable Pay:

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan (the “Incentive Program”) for our fiscal year ended August 31, 2007. Target award levels are set with reference to competitive market compensation levels and are intended to motivate our executives by providing incentive payments for the achievement of predetermined goals. Our Incentive Program is based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components include return on equity (ROE) level for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE levels for fiscal 2007 were 7%, 10% and 12%, respectively. The threshold, target and maximum ROE goals for each business unit varies by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development. Effective for fiscal 2008, threshold, target and maximum ROE goals are 8%, 10% and 14%, respectively.

For fiscal 2007, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

	CHS Company	Business Unit	Management Business	Percent of Target
Performance Level	Performance Goal	Performance Goal	Objectives	Award

Maximum Target Threshold Below Threshold	12% Return on Equity 10% Return on Equity 7% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit	Individual performance goals	200% 100% 20% 0%

The annual variable pay awards for the Named Executive Officers are calculated by applying the percent of target award to the applicable fiscal 2007 salary range midpoint for the Named Executive Officer.

The types and relative importance of specific financial and other business objectives varies among executives depending upon their positions and the particular business unit for which they were responsible. Financial objectives are given greater weight than other individual performance objectives in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROE objectives and determines the Chief Executive Officer’s individual goals. The weighting of the Chief Executive Officer’s goals is 70% CHS total company ROE, and 30% principle accountabilities and personal goals. The Chief Executive Officer approves business unit ROE objectives and determines non-financial objectives for the Named Executive Officers. The weighting of goals for the Named Executive Officers is 70% ROE, and 30% principle accountabilities and personal goals. The ROE goals for the Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the position is responsible for an operating group or not. The Plan is designed such that if one-year threshold non-financial and financial performance is achieved, the annual variable pay award would equal 20 percent of market competitive awards; if target non-financial and financial performance goals are achieved, the Plan award would equal 100% of market competitive awards; and if maximum non-financial and financial performance goals are achieved, the Plan award would equal 200% of market competitive awards.

In conjunction with the annual performance appraisal process, the Board of Directors reviews the non-financial objectives, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals for the Chief Executive Officer. Likewise, the Chief Executive Officer uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards pro-rated to the number of months in the plan.

For fiscal 2007, CHS reached the Company’s maximum financial goal for ROE. Annual variable pay payments for the Named Executive Officers are as follows:

John D. Johnson	$1,775,700
John Schmitz	$690,060
Leon E. Westbrock	$775,740
Mark Palmquist	$745,780
Jay Debertin	$574,000

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and CHS profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) savings plan account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROE achieved and are displayed in the following table:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2007	Award

13.0%	$260.2 Million	5%
12.0%	$240.2 Million	4%
10.0%	$200.2 Million	3%
9.0%	$180.2 Million	2%
7.0%	$140.2 Million	1%

Effective fiscal 2008, threshold, target and maximum ROE goals are:

Return On Equity	Profit Sharing Award

14.0%	5%
12.0%	4%
10.0%	3%
9.0%	2%
8.0%	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encouraging our Named Executive Officers to maximize long-term shareholder value and retain key executives.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new plan beginning every year if approved by the Board of Directors. The LTIP is based on CHS ROE over three-year periods. The CHS Board of Directors approves the LTIP ROE goals.

Award opportunities are expressed as a percentage of a participant’s average salary range midpoint for the three-year performance period. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for this plan to trigger a payout. The threshold, target and maximum return on equity for fiscal 2005-2007 performance period were 7%, 10% and 12%, respectively.

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan after the end of each plan period. These awards are earned over a three-year period and vest over an additional twenty-six-month period. The extended earning and vesting provisions of the LTIP are designed to help CHS retain key executives. Participants who terminate from CHS prior to retirement forfeit all unearned and unvested LTIP award balances. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For fiscal 2007, CHS reached the Company’s maximum level ROE for awards under the LTIP. Incentive payments for the Named Executive Officers are as follows:

John D. Johnson	$1,766,666
John Schmitz	$672,326
Leon E. Westbrock	$755,814
Mark Palmquist	$736,074
Jay Debertin	$552,160

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. Savings Plan

•	CHS Inc. Supplemental Executive Retirement Plan, and

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit pension plan. Most full-time, non-union CHS employees are eligible to participate in the plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three or five years (depending on hire date) of vesting service. The Pension Plan provides for a monthly benefit (or a lump sum if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

A Named Executive Officer’s benefit under the Pension Plan depends on 1) pay credits to the employee’s account, which are based on the Named Executive Officer’s total salary and annual variable pay for each year of employment, date of hire, age at date of hire and the length of service and 2) investment credits which are computed using the interest crediting rate and the Named Executive Officer’s account balance at the beginning of the year.

The amount of pay credits added to an Named Executive Officer’s account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the CHS Inc. Savings Plan, the (“401(k) Plan”), and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

Pay credits are earned according to the following schedule:

Regular Pay Credits

	Pay Below Social Security	Pay Above Social Security
Years of Benefit Service	Taxable Wage Base	Taxable Wage Base

1 - 3 years	3%	6%
4 - 7 years	4%	8%
8 - 11 years	5%	10%
12 - 15 years	6%	12%
16 years or more	7%	14%

Mid Career Pay Credits

Employees hired after age 40 qualify for the following minimum pay credit:

	Minimum Pay Credit
	Pay Below Social Security	Pay Above Social Security
Age at Date of Hire	Taxable Wage Base	Taxable Wage Base

Age 40 - 44	4%	8%
Age 45 - 49	5%	10%
Age 50 or more	6%	12%

Special Career Credits

A Named Executive Officer who was a participant in the former Harvest States Cooperative Cash Balance Retirement Plan on January 1, 1988 and met certain age and service requirements on January 1, 1988 receives an additional credit based on the following table:

Total Age and Service
As of 1/01/1988	Additional Credit of

50 - 54	1%
55 - 59	2%
60 - 64	3%
65 - 69	4%
70 or more	5%

Investment Credits

We credit a Named Executive Officer’s account at the end of the year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period.

CHS Inc. Savings Plan

This 401(k) Plan is a tax-qualified defined contribution retirement plan. Most full-time, non-union CHS employees are eligible to participate in the plan. Each Named Executive Officer is eligible to participate in the 401(k) Plan. Participants may contribute between 1% and 50% of their pay on a pretax basis. IRS regulations limit “highly compensated” employees, including the Named Executive Officers, to 6% deferrals. We match

50% of the first 6% of pay contributed each year. The Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after three years of service in matching contributions made on the participant’s behalf by CHS.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and CHS Inc. Deferred Compensation Plan were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and Chief Executive Officer to participate.

All Named Executive Officers are eligible to participate in the Deferred Compensation Plan. Furthermore, Mr. Westbrock is eligible for pension benefits determined under additional formulas as described in the following Pension Benefits table.

Mr. Johnson is eligible to participate in our Special Supplemental Executive Retirement Plan (the “Special SERP”). The Special SERP retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special SERP, as disclosed in the Pension Benefits table. The Special SERP is not funded and does not qualify for special tax treatment under the Internal Revenue Code.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits or company contributions under the Pension Plan and 401(k) Plan.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded by a rabbi trust, with a balance at August 31, 2007 of $7.2 million. No further contributions are being made to the trust. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ended August 31, 2007, all of the Named Executive Officers participated in the non-elective portion of the Deferred Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2007 of $57.5 million. No further contributions to the trust are planned.

Health & Welfare Benefits:

Like other CHS employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health & welfare program. Like other non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer’s annual benefit elections and varies by individual.

Medical Plans

Named Executive Officers and their dependents may participate in our medical plan on the same basis as other eligible full-time employees. The plan provides each an opportunity to choose a level of coverage and coverage options with varying deductibles and co-pays in order to pay for hospitalization, physician and prescription drugs expenses. The cost of this coverage is shared by both CHS and the covered Named Executive Officer.

Dental, Vision, Hearing Plan

Named Executive Officers and their dependents may participate in our Dental, Vision, and Hearing plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental, vision, and hearing expenses. The cost of this coverage is shared by both CHS and the covered Named Executive Officer.

Life, AD&D and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic Life, Accidental Death and Dismemberment and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels as a multiple of pay. The cost of this coverage is paid by the Named Executive Officer.

Short- and Long-term disability

Named Executive Officers participate in our Short-Term Disability (“STD”) Plan on the same basis as other eligible full- time employees. The Named Executive Officers also participate in an executive Long-Term Disability (“LTD”) Plan. These plans replace a portion of income in the event that a Named Executive Officer is disabled under the terms of the plan and is unable to work full-time. The cost of STD coverage is paid by CHS. The cost of LTD is shared by both CHS and the covered Named Executive Officer.

Flexible Spending Accounts/Health Savings Accounts

Named Executive Officers may participate in our Flexible Spending Account (“FSA”) or Health Savings Account (“HSA”) on the same basis as other eligible full-time employees. The plan provides Named Executive Officers an opportunity to pay for certain eligible medical expenses on a pretax basis. Contributions to these plans are made by the Named Executive Officer.

Travel Assistance Program

Like other non-executive full-time CHS employees, each of the Named Executive Officers is covered by the travel assistance program. This broad based program provides accidental death and dismemberment protection should a covered injury occur while on a CHS business trip.

Additional Benefits and Perquisites:

Certain benefits and perquisites such as a car allowance, club membership, executive physical and limited financial planning assistance are available to the Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies, retain individuals who are critical to CHS, facilitate the Named Executive Officers’ relationships with customers and to support their roles in the community.

Summary Compensation Table

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(5)	Compensation(1),(5)	Earnings(2)	Compensation(3),(4)	Total

John D. Johnson	2007	$900,000	$3,542,366	$1,050,906	$267,018	$5,760,290
President & Chief Executive Officer
John Schmitz	2007	492,900	1,362,386	208,021	112,868	2,176,175
Executive Vice President & Chief Financial Officer
Leon E. Westbrock	2007	554,100	1,531,554	991,223	129,683	3,206,560
Executive Vice President
Mark Palmquist	2007	532,700	1,481,854	193,536	143,447	2,351,537
Executive Vice President
Jay Debertin	2007	410,000	1,126,160	123,906	107,526	1,767,592
Executive Vice President

(1)	Amounts include CHS annual variable pay awards and long-term incentive awards.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and non qualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings: John D. Johnson- $26,787; John Schmitz- $291; Leon E. Westbrock- $835; and Mark Palmquist- $342.

(3)	Amounts include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions to qualified and non-qualified defined contribution plans, car allowance, spousal travel, sporting tickets, club dues/memberships and financial planning.

(4)	This column includes car allowance amounts as follows: John D. Johnson- $25,800; and $15,120 each for John Schmitz, Leon E. Westbrock, Mark Palmquist and Jay Debertin.

(5)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $206,043.

Material Terms of Named Executive Officer Employment Agreement

On August 1, 2007, CHS entered into an employment agreement with Mr. Johnson, its President and Chief Executive Officer. The agreement is effective August 1, 2007 and continues, subject to the agreement’s termination provisions, through August 31, 2009. Thereafter the agreement renews for additional one year periods unless terminated by CHS upon at least one year’s prior written notice to Mr. Johnson. Mr. Johnson is entitled to receive an initial annual base salary of $900,000, subject to review annually, and is eligible to receive the benefits and incentive compensation described in the agreement. If Mr. Johnson’s employment is terminated for cause (as defined in the agreement), or for a reason other than cause (as defined in the agreement) upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. After August 31, 2009, if CHS does not renew the agreement upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. Mr. Johnson may terminate his employment in his sole discretion upon thirty days’ notice, in which event he is not entitled to receive further compensation or severance. In the event of Mr. Johnson’s death during the term of the agreement, his legal representative is entitled to his base salary for the month in which his death occurred and to any other benefits otherwise due in respect of his death. In the event of Mr. Johnson’s disability during the term of the agreement, Mr. Johnson is entitled to certain continued benefits for a period not to exceed twelve months as set forth in the agreement. Under the agreement, Mr. Johnson is subject to a two-year non-compete following termination of his employment. This summary is subject to the full text of the agreement, a copy of which was previously filed and is listed as Exhibit 10.17A to this Annual Report on Form 10-K.

Explanation of Ratio of Salary and Bonus to Total Compensation

We have recently shifted the emphasis of our executive compensation package to focus more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices.

Grants of Plan-Based Awards
Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date		Threshold	Target	Maximum

John D. Johnson	9-1-06	(1)	$180,000	$900,000	$1,800,000
	9-1-06	(2)	180,000	900,000	1,800,000
John Schmitz	9-1-06	(1)	71,078	355,390	710,780
	9-1-06	(2)	70,387	351,937	703,873
Leon E. Westbrock	9-1-06	(1)	79,800	399,000	798,000
	9-1-06	(2)	79,058	395,290	790,580
Mark Palmquist	9-1-06	(1)	76,818	384,090	768,180
	9-1-06	(2)	76,071	380,357	760,713
Jay Debertin	9-1-06	(1)	59,122	295,610	591,220
	9-1-06	(2)	58,548	292,740	585,480

(1)	Represents range of possible awards under our Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2007 is presented in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)	Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2007-2009 performance period. Goals are based on achieving a three-year ROE of 7%, 10% and 12%. Awards are earned over a three-year period and vest over an additional twenty-six-month period.

Grants Based Award Table Material Terms of Awards Disclosed in Table

The material terms of annual variable pay and long term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis.

Pension Benefits Table

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefits	Fiscal Year

John D. Johnson(1)	CHS Inc. Pension Plan	30.6667	$515,668	$0
	SERP	30.6667	3,439,646	0
	Special SERP	30.6667	1,738,908	0
John Schmitz(1)	CHS Inc. Pension Plan	32.7500	462,851	0
	SERP	32.7500	685,723	0
Leon E. Westbrock(1)	CHS Inc. Pension Plan	26.0000	617,971	0
	SERP	26.0000	4,134,653	0
Mark Palmquist	CHS Inc. Pension Plan	27.8333	365,258	0
	SERP	27.8333	737,173	0
Jay Debertin	CHS Inc. Pension Plan	23.0833	243,489	0
	SERP	23.0833	300,125	0

(1)	An executive is eligible for early retirement in both the CHS Inc. Pension Plan and the Supplemental Executive Retirement Plan

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the CHS Inc. Pension Plan and CHS Inc. SERP. It also includes the accrued benefit of Mr. Johnson’s Special SERP.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 11 of our consolidated financial statements in Part II, Item 8 to this Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

•	Discount rate of 6.25%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•	Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 62 for Mr. Westbrock and age 65 for all others). The early retirement benefits under the CENEX formula and the Farmer’s Union Central Exchange, Inc. formula are both currently described under the Pension Benefits Table. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance. Early retirement is not defined under the Special SERP; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment and payments under the grandfather formula of the Pension Plan assume a single-life annuity. SERP benefits are payable as a lump sum.

The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Johnson’s benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP converted to a monthly single-life only annuity.

As Chief Executive Officer of CHS, in addition to the Pension Plan and Supplemental Executive Retirement Plan, Mr. Johnson is also eligible for a Special SERP benefit. Under the Special SERP, at the end of each year for which Mr. Johnson completes a year of service, an amount is credited to his account. There are two components to the contribution amount: 1) a base portion and 2) a performance-based portion. The base portion is determined by the following table:

Year	Amount

2003-2007	$263,663
2008	306,163
2009	350,428
2010	395,481

The annual performance-based amount for any year shall not exceed $83,272. This amount shall be computed as $83,272 multiplied by a percentage. The percentage is determined by the Board of Directors and is based on Mr. Johnson’s performance for the plan year for which such determination is made pursuant to the performance standards under the CHS Annual Incentive Plan.

Mr. Johnson’s Special SERP account will receive interest at 8% per year. Vesting in this plan is immediate. At retirement or termination, Mr. Johnson will receive a lump sum.

Mr. Schmitz’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in “Components of Executive Compensation and Benefits” section converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Westbrock will receive benefits under a combination of qualified and non-qualified benefit formulas that produces the greatest benefit at the earlier of termination of employment or retirement.

Initial cash balance account balances in the CHS Inc. Pension Plan were established January 1, 1999. All former CENEX employees who were at least age 50 with 10 years of credited service as of January 1, 1999, were eligible to continue to accrue pension benefits determined under the prior plan formula (“CENEX formula”). Mr. Westbrock was eligible for this transition benefit. This plan provides for a monthly benefit for the employee’s lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: [[1.08% x Final Average Pay] + [.75% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years).

For the period from January 1, 1999 through December 31, 2001, CENEX grandfathered participants received the greater of the benefit derived under the CENEX formula or the cash balance plan benefit. In late 2001 and effective January 1, 2002, all CENEX grandfathered participants were given a one-time choice of which plan formula to continue benefit accruals under. Mr. Westbrock chose the cash balance formula under the Pension Plan.

Because of prior CENEX service, Mr. Westbrock is also grandfathered under the Farmers Union Central Exchange, Inc. formula. This formula provides for a monthly benefit for the employee’s lifetime beginning at normal retirement age (age 65), calculated according to the following formula: [[(63% x Final Average Pay) — Primary Social Security Benefit] x (years of credited service (up to a maximum of 30 years)/30)]. The formula provides for a non-qualified lump sum benefit upon retirement (age 65), calculated according to the following formula: [[(63% x Final Average Pay) — Primary Social Security Benefit] x (years of credited service (up to a maximum of 30 years)/30)] — benefit payable under the qualified plan.

Under the CENEX formula, terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit. These reductions are 6 2/3% per year for five years and 3 1/3% per year thereafter. Mr. Westbrock is currently eligible for early retirement under this plan benefit.

Under the Farmers Union Central Exchange, Inc. formula, terminated or retired employees who are at least 55 with 15 years of vesting service or at least age 60 with 10 years of vesting service may elect a reduced early retirement benefit. Unreduced benefits are payable at age 62. Early retirement reductions are 6 2/3% per year from age 62 for up to five years and 3 1/3% per year thereafter. Mr. Westbrock is currently eligible for early retirement under this plan benefit.

Final Average Pay under the CENEX plan formula and the Farmer’s Union Central Exchange, Inc. formula is defined as the average monthly compensation for the highest paid 60 consecutive months of employment out of the last 132 months (over the entire service period for the Farmers Union Central Exchange, Inc. Plan) worked. Covered Compensation is an amount used to coordinate pension benefits with Social Security benefits. Covered Compensation varies based on the employee’s year of birth and the year in which employment ends.

Mr. Palmquist’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in “Components of Executive Compensation and Benefits” section converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Debertin’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in “Components of Executive Compensation and Benefits” section converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

2007 Nonqualified Deferred Compensation Table

	Executive	Registrant		Aggregate	Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	at Last Fiscal Year
Name	Last Fiscal Year(3)	Last Fiscal Year(1)	in Last Fiscal Year(4)	Distributions	End (1),(2)

John D. Johnson	$0	$2,277,224	$938,066	$0	$15,743,925
John Schmitz	0	732,393	79,441	125,301	1,612,537
Leon E. Westbrock	0	818,268	273,968	1,170,155	4,287,239
Mark Palmquist	0	804,130	97,953	0	1,991,163
Jay Debertin	206,043	518,939	420,642	0	4,405,762

(1)	Deferrals under the plan are made by the Named Executive Officer. Amounts include Long Term Incentive Plan (LTIP), retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, 401k match, plus Mr. Johnson’s Special SERP.

(2)	Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include roll-overs, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate based on 10-year U.S. Treasury Notes. Named Executive Officers may change their investment election daily with a maximum of 12 changes per year. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with IRC §409(A). Payments under the plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)	The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer.

Post Employment

The Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service. The Chief Executive Officer is the only Named Executive Officer with an employment agreement which is for a three-year term, which provides for a one year notice in the case employment is terminated without just cause. His severance package follows the same broad-based severance plan as other employees and Named Executive Officers. In accordance with their years of service and current base pay levels, the Named Executive Officers severance pay would be as follows:

John D. Johnson	$900,000
John Schmitz	$492,900
Leon E. Westbrock	$554,100
Mark Palmquist	$532,700
Jay Debertin	$362,692

These payments would be made if their positions are eliminated and the executives are laid off. There are no other severance benefits except for up to $5,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. The method of payment would be a lump sum.

Named Executive Officers are not offered any special postretirement medical benefits that aren’t offered to other similarly situated (i.e. age and service) salaried employees.

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2007. Through August 31, 2007, each director was provided annual compensation of $48,000, paid in twelve monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on meetings other than regular board meetings and the Annual Meeting. Effective September 1, 2006, the number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

Director Retirement and Healthcare Benefits

Members of the Board of Directors are eligible for certain retirement and healthcare benefits. The retirement plan is a defined benefit plan and provides for a monthly benefit for the director’s lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $200 times years of service on the board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment shall be made to the retired director’s beneficiary in the event of the director’s death before 120 payments are made. Prior to 2005, directors could elect to receive their benefit as an actuarial equivalent lump sum. In order to comply with IRS requirements, directors were required in 2005 to make a one-time irrevocable election whether to receive their accrued benefit in a lump sum or a monthly annuity upon retirement. If the lump sum was elected, the director would commence benefits upon expiration of board term.

Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2007 of $791,934.

Directors of CHS in place as of September 1, 2005, and their eligible dependents, will be eligible to participate in the medical, dental, vision and hearing plans. CHS will pay 100% of the premium for the director and eligible dependents until the director is eligible for Medicare. Retired directors and their dependents are eligible to continue medical and dental insurance at the cost of CHS after they leave the board. In the event a director’s coverage ends due to death or Medicare eligibility, CHS will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

New directors elected on or after December 1, 2006, and their eligible dependents, will be eligible to participate in the medical, dental, vision and hearing plans. CHS will pay 100% of the premium for the director and eligible dependents until the director is eligible for Medicare. In the event a director leaves the board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS

0 to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

Director Life Insurance

Current and retired directors will be required to take possession of their whole life insurance policies by December 31, 2008. For directors whose policies are not yet paid up, they will have 12 months from the date the last premium is paid to take possession of the policy. We discontinued offering whole life insurance to new directors beginning service after September 1, 2006. However, those directors will have the ability to purchase additional term insurance that is offered to our active CHS employees, but at their own expense. Directors may purchase additional optional supplemental coverage and dependent life insurance at their own expense.

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the CHS Inc. Nonqualified Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the fiscal year in which the fees will be earned, or in the case of newly elected directors, upon election. Directors are eligible to participate in the CHS Inc. Deferred Compensation Plan which allows Directors to voluntarily defer receipt of up to 100% of their board fees. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year, the following Directors deferred board fees into the Plan: Steven Fritel, Jerry Hasnedl, Michael Mulcahey, Steve Riegel, Michael Toelle, and Merlin Van Walleghen.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2007 of $57,460,959. This amount includes both director and executive accounts. No further contributions to the trust are planned. Both non-elective and voluntary deferrals under the CHS Inc. Nonqualified Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the IRS Code.

Director Compensation Table

		Change in Pension Value
	Fees Earned or	and Nonqualified Deferred	All Other
Name(1)	Paid in Cash(4)	Compensation Earnings(2)	Compensation(3)	Total

Bruce Anderson	$64,500	$34,276	$5,368	$104,144
Donald Anthony	44,100	11,664	6,649	62,413
Robert Bass	64,500	30,104	12,087	106,691
David Bielenberg	17,350	4,884	5,001	27,235
Dennis Carlson(5)	57,300	17,161	10,797	85,258
Curt Eischens	62,700	18,224	14,163	95,087
Steven Fritel	62,100	19,861	17,229	99,190
Robert Grabarski	66,300	33,974	10,061	110,335
Jerry Hasnedl(5)	64,500	39,028	11,480	115,008
David Kayser	43,050	7,003	11,701	61,754
James Kile	63,000	48,713	9,432	121,145
Randy Knecht	61,800	29,504	13,393	104,697
Michael Mulcahey	62,400	30,668	13,945	107,013
Richard Owen	63,600	24,725	9,908	98,233
Steve Riegel	45,300	10,544	6,686	62,530
Daniel Schurr	44,850	4,867	11,634	61,351
Duane Stenzel(5)	61,050	31,038	10,912	103,000
Michael Toelle	83,100	20,196	15,407	118,703
Merlin Van Walleghen	20,200	3,571	6,109	29,880

(1)	Change in board membership includes: Newly elected and departing directors as of 12-1-06 — new directors are Donald Anthony, David Kayser, Steve Riegel and Daniel Schurr; and departing directors are David Bielenberg (not re-elected), and Merlin VanWalleghen (retired)

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including, age, service, pension benefit elected (lump sum or annuity- see above), discount rate and mortality factor used to calculate the benefit due.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Robert Bass, $3; Michael Toelle, $5; and Merlin Van Walleghen, $18.

(3)	All other compensation includes health and life insurance premiums and spousal travel. These amounts vary primarily due to the variations in life and health insurance premiums. Premium variations are due to several factors including the director’s age, length of service and the number of dependents covered by health care benefits.

-	Health care premiums paid for directors include: Bruce Anderson, $4,556; Donald Anthony, $5,752; Robert Bass, $10,596; David Bielenberg, $1,352; Dennis Carlson, $7,104; Curt Eischens, $12,184; Steven Fritel, $12,668; Robert Grabarski, $8,520; Jerry Hasnedl, $8,520; David Kayser, $9,952; James Kile, $8,520; Randy Knecht, $9,196; Michael Mulcahey, $8,520; Richard Owen, $8,520; Steve Riegel, $5,752; Daniel Schurr, $9,952; Duane Stenzel, $8,520; Michael Toelle, $14,744; and Merlin Van Walleghen, $2,768.

-	Life insurance premiums paid for directors include: Dave Bielenberg, $3,000; Dennis Carlson, $1,500; Steven Fritel, $2,931; Randy Knecht, $2,100; and Michael Mulcahey, $3,685.

-	Spousal travel includes: Bruce Anderson, $735; Donald Anthony, $839; Robert Bass, $1,414; David Bielenberg, $630; Dennis Carlson, $2,116; Curt Eischens, $1,902; Robert Grabarski, $1,464; Jerry Hasnedl, $2,883; David Kayser, $1,691; Randy Knecht, $2,020; Michael Mulcahey, $1,663; Richard Owen, $1,818; Steve Riegel, $876; Daniel Schurr, $1,624; Duane Stenzel, $2,315; and Merlin Van Walleghen, $3,322.

(4)	Of this amount, the following directors defer the succeeding amounts to the Defined Contribution Plan: Steven Fritel, $6,900; Jerry Hasnedl,: $6,000; Michael Mulcahey, $6,000; Steve Riegel, $6,195; Michael Toelle, $6,000; and Merlin Van Walleghen, $4,000.

(5)	Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director’s retirement plan. All other directors will receive a monthly annuity upon retirement.

Compensation Committee Interlocks and Insider Participation

As noted above, the Board of Directors does not have a compensation committee. The Corporate Responsibility Committee recommends to the entire Board of Directors salary actions relative to our Chief Executive Officer. The entire Board of Directors determines the compensation and the terms of the employment agreement with our President and Chief Executive Officer. Our President and Chief Executive Officer determines the compensation for all other Executive Officers.

None of the directors are officers of CHS. See Item 13 for directors that were a party to related transactions.

Report of the Corporate Responsibility Committee

The Corporate Responsibility Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Corporate Responsibility Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Curt Eischens — Chairman
Donald Anthony
Steven Fritel
Randy Knecht

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2007 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(1)		*
	Bruce Anderson	40 shares			*
	Donald Anthony	0 shares			*
	Robert Bass	120 shares			*
	Dennis Carlson	710 shares	(1)		*
	Curt Eischens	120 shares			*
	Steve Fritel	880 shares			*
	Robert Grabarski	6,580 shares	(1)		*
	Jerry Hasnedl	200 shares			*
	David Kayser	0 shares			*
	James Kile	250 shares	(1)		*
	Randy Knecht	438 shares	(1)		*
	Michael Mulcahey	100 shares			*
	Richard Owen	240 shares			*
	Steve Riegel	0 shares			*
	Daniel Schurr	0 shares			*
	Duane Stenzel	600 shares			*
Named Executive Officers:
	John D. Johnson	7,220 shares	(1)		*
	Jay Debertin	1,200 shares			*
	Patrick Kluempke	1,000 shares			*
	Thomas D. Larson	400 shares			*
	Mark Palmquist	400 shares			*
	John Schmitz	1,400 shares	(1)		*
	Leon E. Westbrock	3,000 shares			*

	Directors and executive officers as a group	25,318 shares			*

(1)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of ours, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2007, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

	Product Sales	Patronage
Name	and Purchases	Dividends

Bruce Anderson	$258,692	$2,197
Curt Eischens	265,129	2,448
Jerry Hasnedl	882,080	33,537
David Kayser	651,517	14,789
Michael Toelle	578,619	18,891

Review, Approval or Ratification of Related Party Transaction

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms as described above.

Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the Securities and Exchange Commission. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the committee of the Board of Directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their family members have an interest. In addition, we have a written policy in regard to related persons, included in our Corporate Compliance Code of Ethics, that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department.

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of seventeen members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than six director positions are elected at an annual meeting. Nominations for director elections are made by the members at the region caucuses at our annual meeting. Neither the Board of Directors, nor management, of CHS participates in the nomination process. Accordingly, we have no nominating committee.

All of our directors satisfy the definition of director independence set forth in the rules of the NASDAQ stock market. Further, although we do not need to rely upon an exemption, we are exempt pursuant to the NASDAQ rules from the NASDAQ director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The NASDAQ exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock.

Because all of our directors satisfy the definition of director independence, all of the members of our Audit Committee and our Corporate Responsibility Committee (which performs the functions of a compensation committee) are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2007 and 2006:

Description of Fees	2007	2006

Audit Fees(1)	$1,246,665	$1,308,490
Audit — Related Fees(2)	122,072	95,165
Tax Fees(3)	20,850	257,480
All Other Fees	—	—

Total	$1,389,587	$1,661,135

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

In accordance with the CHS Inc. Audit Committee Charter, as amended on October 4, 2004, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by our Audit Committee. Our Audit Committee approves, in advance, all non-audit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved all of the services listed above in advance.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End
	of Year	and Expenses	Other Accounts	of Recoveries	of Year
	(Dollars in thousands)

Allowances for Doubtful Accounts
2007	$53,898	$12,358		$(3,296)	$62,960
2006	60,041	11,414		(17,557)	53,898
2005	55,809	12,962		(8,730)	60,041

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Expenditures	End
	of Year	and Expenses	Other Accounts	for Maintenance	of Year
	(Dollars in thousands)

Accrued Turnaround(1)
2007	$19,390	$35,412		$(34,158)	$20,644
2006	19,035	43,234		(42,879)	19,390
2005	12,949	21,558		(15,472)	19,035

(1)	Accruals for planned major maintenance activities at our energy refineries

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 2, 2007 appearing on page F-1 of this Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 2, 2007

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed on January 11, 2007).
3.2		Bylaws of CHS Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2005, filed on January 11, 2006).
4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).
4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).
10.1		Lease between the Port of Kalama and North Pacific Grain Growers, Inc., dated November 22, 1960. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-17865), filed December 13, 1996).
10.2		Limited Liability Company Agreement for the Wilsey-Holsum Foods, LLC dated July 24, 1996. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-17865), filed December 13, 1996).
10.3		Long Term Supply Agreement between Wilsey-Holsum Foods, LLC and Harvest States Cooperatives dated August 30, 1996. (Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-17865), filed January 24, 1997).(*)
10.4		TEMCO, LLC Limited Liability Company Agreement between Cargill, Incorporated and Cenex Harvest States Cooperatives dated as of August 26, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.5		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.5A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.6		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.6A	Amendment No. 4 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.7		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000)
10.8		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000)
10.9		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.9A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001).
10	.9B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.9C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.9D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.10		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10.11		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.11A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.12		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.12A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.13		2006 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 18, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10	.13A	First Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 8, 2007 (Incorporated by reference to our Current Report on Form 8-K filed May 11, 2007).
10.14		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note). (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.14A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999).
10	.14B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000).
10	.14C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001).
10	.14D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002).
10	.14E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.14F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.14G	Seventh Amendment to Credit Agreement (Term Loan) dated as of May 19, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005)
10	.14H	Eighth Amendment to Credit Agreement (Term Loan) dated as of November 18, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
10	.14I	Ninth Amendment to Credit Agreement (Term Loan) dated as of May 18, 2006 by and among CHS Inc., CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006).
10	.14J	Tenth Amendment to Credit Agreement (Term Loan) dated as of May 8, 2007 by and among CHS Inc. and CoBank, ACB (Incorporated by reference to our Current Report on Form 8-K filed May 11, 2007).
10.15		Limited Liability Agreement of United Harvest, LLC dated November 9, 1998 between United Grain Corporation and Cenex Harvest States Cooperatives. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 1998, filed January 13, 1999).

10.16		Joint Venture Agreement for Agriliance LLC, dated as of January 1, 2000 among Farmland Industries, Inc., Cenex Harvest States Cooperatives, United Country Brands, LLC and Land O’ Lakes, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2000, filed April 11, 2000).
10.17		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10	.17A	Amended and Restated Employment Agreement between John D. Johnson and CHS Inc., effective as of August 1, 2007 (Incorporated by reference to our Current Report on Form 8-K filed August 10, 2007).
10.18		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.19		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001)
10.20		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.21		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004).
10	.21A	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to our Current Report on Form 8-K filed December 20, 2005).
10	.21B	Third Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006)
10.22		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.22A	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).
10.23		Note Purchase Agreement for Series H Senior Notes dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.24		Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10	.24A	First Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10	.24B	Second Amendment to the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.25		New Plan Participants 2005 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.26		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.27		Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).

10.28		Amended and Restated Loan and Security Agreement dated August 31, 2006, by and between Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association (Incorporated by reference to our Form 10-K for the year ended August 31, 2006, filed November 22, 2006).
10	.28A	First Amendment to Amended and Restated Loan and Security Agreement by and among Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association dated January 30, 2007 (Incorporated by reference to our Current Report on Form 8-K filed January 31, 2007).
10	.28B	Second Amendment to Amended and Restated Loan and Security Agreement by and among Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association dated November 2, 2007 (Incorporated by reference to our Current Report on Form 8-K filed November 6, 2007).
10.29		City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.30		Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.31		Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.32		Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.33		Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
10.34		Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
10.35		Note Purchase Agreement and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.36		Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (**)
21.1		Subsidiaries of the Registrant. (**)
23.1		Consent of Independent Registered Public Accounting Firm. (**)
24.1		Power of Attorney. (**)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.3 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(**)	Filed herewith.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2007.

CHS INC.

By:	/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2007:

Signature	Title

/s/ John D. Johnson John D. Johnson	President and Chief Executive Officer (principal executive officer)

/s/ John Schmitz John Schmitz	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Jodell Heller Jodell Heller	Vice President and Controller (principal accounting officer)

Michael Toelle*	Chairman of the Board of Directors

Bruce Anderson*	Director

Don Anthony*	Director

Robert Bass*	Director

Dennis Carlson*	Director

Curt Eischens*	Director

Steve Fritel*	Director

Robert Grabarski*	Director

Signature		Title

Jerry Hasnedl*		Director

David Kayser*		Director

James Kile*		Director

Randy Knecht*		Director

Michael Mulcahey*		Director

Richard Owen*		Director

Steve Riegel*		Director

Dan Schurr*		Director

Duane Stenzel*		Director

*By	/s/ John D. Johnson John D. Johnson Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, CHS Inc. changed the manner in which it accounts for defined benefit arrangements effective August 31, 2007.

November 2, 2007
Minneapolis, Minnesota

CONSOLIDATED BALANCE SHEETS

	August 31
	2007	2006
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$357,712	$112,525
Receivables	1,401,251	1,076,602
Inventories	1,666,632	1,130,824
Other current assets	511,263	298,666

Total current assets	3,936,858	2,618,617
Investments	880,592	624,253
Property, plant and equipment	1,728,171	1,476,239
Other assets	147,965	223,474

Total assets	$6,693,586	$4,942,583

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$672,571	$22,007
Current portion of long-term debt	98,977	60,748
Customer credit balances	110,818	66,468
Customer advance payments	161,525	82,362
Checks and drafts outstanding	143,133	57,083
Accounts payable	1,120,822	904,143
Accrued expenses	439,084	347,078
Dividends and equities payable	374,294	249,774

Total current liabilities	3,121,224	1,789,663
Long-term debt	589,344	683,997
Other liabilities	359,198	310,157
Minority interests in subsidiaries	190,830	141,375
Commitments and contingencies
Equities	2,432,990	2,017,391

Total liabilities and equities	$6,693,586	$4,942,583

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2007	2006	2005
	(Dollars in thousands)
Revenues	$17,215,992	$14,383,835	$11,926,962
Cost of goods sold	16,139,691	13,570,507	11,449,858

Gross profit	1,076,301	813,328	477,104
Marketing, general and administrative	245,357	231,238	199,354

Operating earnings	830,944	582,090	277,750
Gain on investments	(20,616)		(13,013)
Interest, net	31,098	41,305	41,509
Equity income from investments	(109,685)	(84,188)	(95,742)
Minority interests	143,214	85,974	47,736

Income from continuing operations before income taxes	786,933	538,999	297,260
Income taxes	36,600	49,327	30,434

Income from continuing operations	750,333	489,672	266,826
(Income) loss from discontinued operations, net of taxes		(625)	16,810

Net income	$750,333	$490,297	$250,016

Distribution of net income:
Patronage refunds	$550,000	$374,000	$203,000
Unallocated capital reserve	200,333	116,297	47,016

Net income	$750,333	$490,297	$250,016

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2007, 2006 and 2005
						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities
	(Dollars in thousands)

Balances, September 1, 2004	$1,114,641	$27,586	$106,692	$116,790	$261,462	$(7,135)	$8,050	$1,628,086
Dividends and equity retirement determination	32,100			50,060	1,409			83,569
Patronage distribution	119,736			(166,850)	(4,464)			(51,578)
Equities retired	(23,625)	(48)						(23,673)
Capital equity certificates exchanged for preferred stock	(19,996)		19,996		(87)			(87)
Equities issued	1,375							1,375
Preferred stock dividends					(9,178)			(9,178)
Other, net	(666)	(71)			404			(333)
Comprehensive income:
Net income				203,000	47,016			250,016
Other comprehensive income						12,106		12,106

Total comprehensive income								262,122

Dividends and equities payable	(69,856)			(60,900)	(1,650)			(132,406)

Balances, August 31, 2005	1,153,709	27,467	126,688	142,100	294,912	4,971	8,050	1,757,897
Dividends and equity retirement determination	69,856			60,900	1,650			132,406
Patronage distribution	145,333			(203,000)	(4,850)			(62,517)
Equities retired	(55,836)	(97)						(55,933)
Capital equity certificates exchanged for preferred stock	(23,824)		23,824		(88)			(88)
Equities issued	11,064							11,064
Preferred stock dividends					(10,816)			(10,816)
Other, net	(3,300)	(197)			221			(3,276)
Comprehensive income:
Net income				374,000	116,297			490,297
Other comprehensive income						8,131		8,131

Total comprehensive income								498,428

Dividends and equities payable	(116,919)			(130,900)	(1,955)			(249,774)

Balances, August 31, 2006	1,180,083	27,173	150,512	243,100	395,371	13,102	8,050	2,017,391
Dividends and equity retirement determination	116,919			130,900	1,955			249,774
Patronage distribution	246,802			(374,000)	(5,860)			(133,058)
Equities retired	(70,402)	(382)						(70,784)
Capital equity certificates exchanged for preferred stock	(35,899)		35,899		(145)			(145)
Equities issued	10,132							10,132
Preferred stock dividends					(13,104)			(13,104)
Other, net	(3,203)	(145)			168		(9)	(3,189)
Comprehensive income:
Net income				550,000	200,333			750,333
Other comprehensive income						62,353		62,353

Total comprehensive income								812,686

Adjustment to initially apply FASB Statement No. 158						(62,419)		(62,419)
Dividends and equities payable	(179,381)			(192,500)	(2,413)			(374,294)

Balances, August 31, 2007	$1,265,051	$26,646	$186,411	$357,500	$576,305	$13,036	$8,041	$2,432,990

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$750,333	$490,297	$250,016
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,596	126,777	110,332
Income from equity investments	(109,685)	(84,188)	(95,742)
Distributions from equity investments	66,693	58,240	64,869
Minority interests	143,214	85,974	47,736
Noncash portion of patronage dividends received	(3,302)	(4,969)	(3,060)
Gain on sale of property, plant and equipment	(6,916)	(5,232)	(7,370)
Loss on sale of business			6,163
Gain on investments	(20,616)		(13,013)
Deferred taxes	46,800	78,300	26,400
Other, net	4,261	460	1,027
Changes in operating assets and liabilities:
Receivables	(278,179)	44,650	(250,202)
Inventories	(528,288)	(198,501)	(190,081)
Other current assets and other assets	(256,925)	64,677	(74,911)
Customer credit balances	44,030	(25,915)	3,216
Customer advance payments	79,138	(48,062)	62,773
Accounts payable and accrued expenses	277,722	(142,934)	328,961
Other liabilities	23,746	15,368	9,417

Net cash provided by operating activities	372,622	454,942	276,531

Cash flows from investing activities:
Acquisition of property, plant and equipment	(373,300)	(234,992)	(257,470)
Proceeds from disposition of property, plant and equipment	13,548	13,911	21,109
Proceeds from sale of business			38,286
Investments	(95,834)	(72,989)	(25,938)
Investments redeemed	4,935	7,283	13,514
Proceeds from sale of investments	10,918		147,801
Changes in notes receivable	(29,320)	20,955	(23,770)
Acquisition of intangibles	(15,583)	(2,867)	(372)
Acquisition of working capital, net	(8,604)
Other investing activities, net	(2,051)	3,351	(5,062)

Net cash used in investing activities	(495,291)	(265,348)	(91,902)

Cash flows from financing activities:
Changes in notes payable	633,203	(59,025)	(54,968)
Borrowings on long-term debt	4,050		125,000
Principal payments on long-term debt	(60,851)	(36,669)	(36,033)
Payments for bank fees on debt	(104)	(1,997)	(2,474)
Changes in checks and drafts outstanding	85,412	(10,513)	2,814
Distributions to minority owners	(76,763)	(80,529)	(29,925)
Costs incurred — capital equity certificates redeemed	(145)	(88)	(87)
Preferred stock dividends paid	(13,104)	(10,816)	(9,178)
Retirements of equities	(70,784)	(55,933)	(23,673)
Cash patronage dividends paid	(133,058)	(62,517)	(51,578)

Net cash provided by (used in) financing activities	367,856	(318,087)	(80,102)

Net increase (decrease) in cash and cash equivalents	245,187	(128,493)	104,527
Cash and cash equivalents at beginning of period	112,525	241,018	136,491

Cash and cash equivalents at end of period	$357,712	$112,525	$241,018

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

The Company had various insignificant acquisitions, during the three years ended August 31, 2007, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as identifiable intangible assets. During 2006, our investment in Provista Renewable Fuels Marketing, LLC (Provista) resulted in financial statement consolidation of that entity.

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

The Company generally enters into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits set by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and deemed prudent for each of those commodities. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any operations, with the exception of some contracts included in the Energy segment discussed below. These contracts are recorded on the Consolidated Balance Sheet at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

The Company also manages its risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The Company is also exposed to loss in the event of nonperformance by the counterparties to the contracts and therefore, contract values are reviewed and adjusted to reflect potential nonperformance. These contracts are recorded on the Consolidated Balance Sheet at fair values based on the market prices of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in the Energy segment. The propane contracts within the Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold using market-based prices.

Changes in the fair values of derivative instruments described above are recognized in cost of goods sold in the Consolidated Statements of Operations in the period such changes occur for all operations with the exception of some derivative instruments included in the Energy segment. Included in other current assets on August 31, 2007 and 2006, are derivative assets of $247.1 million and $74.3 million, respectively. Included in accrued expenses on August 31, 2007 and 2006, are derivative liabilities of $177.2 million and $97.8 million, respectively.

In the Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive income in the equity section of the Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and will be included in earnings upon settlement. Settlement dates for cash flow hedges extend through December 31, 2007. At August 31, 2007, the cash flow hedges did not qualify for hedge accounting and therefore are recorded in cost of goods sold in the Consolidated Statements of Operations. A loss of $2.8 million and a gain of $2.8 million, net of taxes, were recorded in accumulated other comprehensive income for the years ended August 31, 2007 and 2006, respectively, for the change in the fair value of cash flow hedges related to these derivatives. During the year ended August 31, 2007, net gains of $9.7 million from these contract settlements were recorded in the Consolidated Statement of Operations. No gains or losses were recorded in the Consolidated Statement of Operations during the year ended August 31, 2006, since there were no settlements.

Interest Rate Risk

The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate on fixed rate debt outstanding on August 31, 2007, was approximately 6.0%.

The Company enters into interest rate treasury lock instruments to fix interest rates related to a portion of its private placement debts. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $2.2 million, net of taxes, are included in accumulated other comprehensive income. Interest expense for each of the years ended August 31, 2007, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, includes $0.9 million which relates to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

Foreign Currency Risk

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations in Brazil and purchases of products from Canada, and had minimal risk regarding foreign currency fluctuations during 2007 or in recent years. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

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

Disclosure of the fair value of financial instruments, to which the Company is a party, includes estimates and assumptions which may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Investments in debt and equity instruments are carried at amounts that approximate estimated fair values. Investments in cooperatives and joint ventures have no quoted market prices.

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

As of August 31, 2006, the Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Company has asset retirement obligations with respect to certain of its refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain refinery and related assets and to continue making improvements to those assets based on technological advances. As a result, the Company believes that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which the Company would retire refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated for the retirement of any component part of a refinery or related asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets are reviewed for impairment annually or more frequently if certain impairment conditions arise. Goodwill and other intangible assets that are impaired are written down to fair value. Other intangible assets consist primarily of trademarks, customer lists and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 3 to 15 years). The Company has no material intangible assets with indefinite useful lives.

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

  Income Taxes

The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, at each fiscal year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  Comprehensive Income

Comprehensive income primarily includes net income, unrealized net gains or losses on available for sale investments and energy derivatives, and changes in the funded status of pension and other postretirement plans. Total comprehensive income is reflected in the Consolidated Statements of Equities and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, addressing the accounting for planned major maintenance activities which includes refinery turnarounds. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods but allows the alternative deferral method. The FSP is effective for the fiscal year beginning after December 15, 2006. The Company is currently using the accrue-in-advance method of accounting and is in the final stages of determining the impact this FSP will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

  Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Receivables

Receivables as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Trade	$1,366,428	$1,056,514
Other	97,783	73,986

	1,464,211	1,130,500
Less allowances for doubtful accounts	62,960	53,898

	$1,401,251	$1,076,602

All international sales are denominated in U.S. dollars. International sales for the years ended August 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in millions)

Africa	$229	$119	$83
Asia	1,130	904	880
Europe	178	183	129
North America, excluding U.S.	900	717	605
South America	608	156	271

	$3,045	$2,079	$1,968

The Company routinely enters into buy/sell contracts associated with crude oil. These contracts are used to facilitate the Company’s crude oil purchasing activity and supply requirements. Physical delivery occurs for each side of the transaction, and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and risk of nonperformance by the counterparty. As a result, the Company accounts for these buy/sell transactions, net, in cost of goods sold in the Consolidated Statements of Operations.

3.  Inventories

Inventories as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Grain and oilseed	$928,567	$511,413
Energy	490,675	447,664
Feed and farm supplies	178,167	137,978
Processed grain and oilseed	66,407	32,198
Other	2,816	1,571

	$1,666,632	$1,130,824

As of August 31, 2007, the Company valued approximately 17% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (21% as of August 31, 2006). If the FIFO method of accounting for these inventories had been used, inventories would have been higher than the reported amount by $389.0 million and $370.5 million at August 31, 2007 and 2006, respectively. During 2005, energy inventory quantities were reduced, which resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases. The effect of the liquidation decreased cost of goods sold by $15.8 million during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Investments

Investments as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

CF Industries Holdings, Inc.	$101,986	$34,105
Cooperatives:
Land O’Lakes, Inc.	41,061	38,929
Ag Processing Inc.	20,416	21,297
CoBank, ACB (CoBank)	12,659	11,956
Joint ventures:
United Country Brands, LLC (Agriliance LLC)	182,834	175,306
US BioEnergy Corporation	138,474	69,264
Ventura Foods, LLC	134,079	132,222
Cofina Financial, LLC	39,805	38,752
Horizon Milling, LLC	36,092	30,753
Horizon Milling G.P.	15,500
Multigrain AG	23,082
TEMCO, LLC	11,957	3,486
Other	122,647	68,183

	$880,592	$624,253

In February 2005, the board of directors of CF Industries, Inc. (CF), a domestic fertilizer manufacturer in which CHS held a minority interest, determined after reviewing indicative values from strategic buyers that a greater value could be derived for the business through an initial public offering (IPO) of stock in the company. The IPO was completed in August 2005. Prior to the IPO, CHS held an ownership interest of approximately 20% in CF, with a carrying value of $153.0 million, which consisted primarily of noncash patronage refunds received from CF over the years. Through the IPO, CHS sold approximately 81% of its ownership interest for cash proceeds of $140.4 million. As a result, the Company recognized a pretax gain of $9.6 million ($8.8 million net of taxes) during 2005.

After the IPO transaction, CHS held an ownership interest in CF Industries Holdings, Inc. (the post-IPO name) of approximately 3.9% or 2,150,396 shares. During the year ended August 31, 2007, CHS sold 540,000 shares of the stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing its ownership interest in CF Industries Holdings, Inc. to approximately 2.9%. CHS accounts for this investment as an available for sale security, and accordingly, it has adjusted the carrying value of the shares to the $102.0 million market value on August 31, 2007. An unrealized pretax gain of $85.4 million related to this investment is included in accumulated other comprehensive income on August 31, 2007. During the first quarter of fiscal 2008, CHS sold all of its remaining 1,610,396 shares of stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million ($84.1 million net of taxes).

During the year ended August 31, 2007, the Company made additional investments of $45.4 million in US BioEnergy Corporation (US BioEnergy), bringing its total cash investment for common stock in US BioEnergy to $115.4 million. Prior investments in US BioEnergy include $70.0 million of stock purchased during the year ended August 31, 2006. In December 2006, US BioEnergy completed an IPO, and the effect of the issuance of additional shares of its stock was to dilute the Company’s ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, the Company recognized a non-cash net gain of $15.3 million on its investment during the year ended August 31, 2007, to reflect its proportionate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of the increase in the underlying equity of US BioEnergy. This gain is reflected in the Processing segment. On August 31, 2007, the Company’s ownership interest in US BioEnergy was approximately 19%, and based upon the market price of $10.41 per share on that date, the Company’s investment had a fair value of approximately $159.3 million. During the first quarter of fiscal 2008, the Company purchased additional shares of US BioEnergy common stock for $6.5 million, which increased its ownership interest to approximately 20%. The Company is recognizing earnings of US BioEnergy to the extent of its ownership interest using the equity method of accounting. The carrying value of the Company’s investment in US BioEnergy of $138.5 million exceeds its share of US BioEnergy’s equity by $19.0 million, and represents equity method goodwill.

During the year ended August 31, 2007, the Company invested in two new ventures. The Company invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, and currently has a 37.5% ownership interest which is included in the Ag Business segment. This venture includes grain storage and export facilities and builds on the Company’s South American soybean origination. The Company also invested $15.6 million in Horizon Milling G.P. (24% CHS ownership), a joint venture included in the Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

As of August 31, 2007, the carrying value of the Company’s equity method investees, Agriliance LLC (Agriliance) and Ventura Foods, LLC, exceeds its share of their equity by $43.1 million, of which $3.5 million is being amortized with a remaining life of approximately five years. The remaining basis difference represents equity method goodwill.

The Company has a 50% interest in Ventura Foods, LLC, a joint venture entity, which produces and distributes vegetable oil-based products. The following provides summarized unaudited financial information for Ventura Foods, LLC balance sheets as of August 31, 2007 and 2006, and statements of operations for the twelve months ended August 31, 2007, 2006 and 2005:

	2007	2006
	(Dollars in thousands)

Current assets	$269,156	$237,117
Non-current assets	470,359	441,435
Current liabilities	195,376	141,080
Non-current liabilities	309,221	308,377

	2007	2006	2005
	(Dollars in thousands)

Net sales	$1,637,998	$1,483,583	$1,413,426
Gross profit	207,148	196,847	184,466
Net income	62,366	57,756	61,779

Agriliance is a wholesale and retail crop nutrients and crop protections products company and is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC is 100% owned by CHS. The Company accounts for its Agriliance investment using the equity method of accounting within the Ag Business segment.

In June 2007, the Company announced that two business segments of Agriliance were being repositioned. In September 2007, the Company acquired the crop nutrients business of Agriliance and Land O’Lakes, Inc. acquired the crop protection business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides summarized financial information for Agriliance balance sheets as of August 31, 2007 and 2006, and statements of operations for the years ended August 31, 2007, 2006 and 2005:

	2007	2006
	(Dollars in thousands)

Current assets	$1,534,432	$1,261,874
Non-current assets	130,347	166,365
Current liabilities	1,214,019	999,038
Non-current liabilities	138,173	132,071

	2007	2006	2005
	(Dollars in thousands)

Net sales	$4,049,088	$3,739,632	$3,735,125
Earnings from operations	116,584	76,052	90,812
Net income	58,701	52,268	77,113

Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

5.  Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2007 and 2006 is as follows:

	2007	2006
	(Dollars in thousands)

Land and land improvements	$90,263	$84,347
Buildings	410,556	395,833
Machinery and equipment	2,258,108	2,112,629
Office and other	81,091	75,836
Construction in progress	320,101	121,379

	3,160,119	2,790,024
Less accumulated depreciation and amortization	1,431,948	1,313,785

	$1,728,171	$1,476,239

In January 2002, the Company formed a limited liability company with Cargill, Incorporated, to engage in wheat flour milling and processing. The Company holds a 24% interest in the entity, which is known as Horizon Milling, LLC. The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The book value of the leased milling assets at August 31, 2007 and 2006, was $76.4 million and $82.0 million, respectively, net of accumulated depreciation of $54.0 million and $48.4 million, respectively.

For the years ended August 31, 2007, 2006 and 2005, the Company capitalized interest of $11.7 million, $4.7 million and $6.8 million, respectively, related to capitalized construction projects.

6.  Discontinued Operations

In May 2005, CHS sold the majority of its Mexican foods business for proceeds of $38.3 million resulting in a loss on disposition of $6.2 million. During 2006, the Company sold or disposed of the remaining assets. The operating results of the Mexican foods business are reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results from discontinued operations for the years ended August 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

Revenues		$43,556
Cost of goods sold		49,919
Marketing, general and administrative*	$(1,168)	18,246
Interest, net	145	2,903
Income tax expense (benefit)	398	(10,702)

Income (loss) from discontinued operations	$625	$(16,810)

*	2006 and 2005 include a $1.6 million gain and a $6.2 million loss on disposition, respectively.

7.  Other Assets

Other assets as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Goodwill	$3,804	$3,904
Customer lists, less accumulated amortization of $2,898 and $11,498, respectively	13,894	3,381
Non-compete covenants, less accumulated amortization of $1,826 and $1,678, respectively	3,201	1,531
Trademarks and other intangible assets, less accumulated amortization of $7,249 and $5,379, respectively	15,823	12,838
Prepaid pension and other benefits	101,073	192,180
Notes receivable	5,874	3,859
Other	4,296	5,781

	$147,965	$223,474

The decrease in goodwill of $0.1 million during 2007 is related to a disposal in the Ag Business segment.

Various cash acquisitions of intangibles totaled $15.6 million during the year ended August 31, 2007. The largest intangible acquired was $6.5 million, which was included in the $15.1 million total acquisition price of a distillers dried grain business in the Ag Business segment. The balance of this business acquisition included $8.6 million of net working capital.

Intangible assets amortization expense for the years ended August 31, 2007, 2006 and 2005 were $3.2 million, $4.9 million and $4.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $5.0 million annually for the first three years, $4.5 million for the next year, and $4.0 million for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2007 and 2006 consisted of the following:

	Interest Rates at
	August 31, 2007	2007	2006
		(Dollars in thousands)

Notes payable(a)(i)	1.00% to 8.25%	$672,571	$22,007

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009, when the balance is due(b)(i)	6.17% to 13.00%	$80,594	$110,477
Private placement, payable in equal installments beginning in 2008 through 2013(c)(i)	6.81%	225,000	225,000
Private placement, payable in installments beginning in 2007 through 2018(d)(i)	4.96% to 5.60%	157,308	175,000
Private placement, payable in equal installments beginning in 2011 through 2015(e)(i)	5.25%	125,000	125,000
Private placement, payable in equal installments in 2005 through 2011(f)(i)	7.43% to 7.90%	45,714	57,143
Private placement, payable in its entirety in 2010(g)(i)	4.08%	15,000	15,000
Private placement, payable in its entirety in 2011(g)(i)	4.39%	15,000	15,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(h)	1.89% to 12.17%	20,780	18,200

Total long-term debt		688,321	744,745
Less current portion		98,977	60,748

Long-term portion		$589,344	$683,997

	2007	2006

Weighted-average interest rates at August 31:
Short-term debt	6.50%	7.58%
Long-term debt	6.03%	6.09%

(a)	The Company finances its working capital needs through a short-term line of credit with a syndication of domestic and international banks. This revolving line of credit was a five-year $1.1 billion committed facility on August 31, 2007, with $600.0 million outstanding on that date. On October 1, 2007, the Company exercised the accordion feature of the agreement and obtained additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total to $1.3 billion on the facility. In addition to this short-term line of credit, the Company has a one-year committed credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, with no amount outstanding on August 31, 2007. The Company also has a committed revolving line of credit dedicated to Provista in the amount of $25.0 million, with $2.0 million outstanding on August 31, 2007. In addition, the Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the five-year revolving credit facility. The commercial paper programs do not increase the committed borrowing capacity in that the Company is required to have at least an equal amount of undrawn capacity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available on the five-year revolving facility as to the amount of commercial paper issued. On August 31, 2007, $51.9 million of commercial paper was outstanding. Other miscellaneous notes payable totaled $18.7 million on August 31, 2007.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2007, $75.4 million was outstanding. NCRA term loans of $3.0 million are collateralized by NCRA’s investment in CoBank.

(c)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(d)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(e)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(f)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(g)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each. In April 2007, the agreement was amended with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million.

(h)	Other notes and contracts payable of $8.3 million are collateralized by property, plant and equipment, with a cost of $16.9 million, less accumulated depreciation of $5.0 million on August 31, 2007.

(i)	The debt is unsecured; however restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets (cost of approximately $325.0 million). The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in the Company’s consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until final maturity in ten years.

The fair value of long-term debt approximates book value as of August 31, 2007 and 2006.

On October 4, 2007, the Company entered into a private placement note purchase agreement and received proceeds of $400.0 million. The unsecured notes have a ten-year term and an interest rate of 6.18%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of long-term debt payable as of August 31, 2007 is as follows:

(Dollars in thousands)

2008	$98,977
2009	117,910
2010	82,634
2011	111,665
2012	94,517
Thereafter	182,618

$688,321

Interest, net for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in thousands)

Interest expense	$51,811	$50,562	$51,531
Interest income	20,713	9,257	10,022

Interest, net	$31,098	$41,305	$41,509

9.  Income Taxes

The provision for income taxes for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in thousands)

Continuing operations:
Current	$(10,200)	$(28,973)	$4,034
Deferred	38,000	81,100	34,200
Valuation allowance	8,800	(2,800)	(7,800)

Income taxes from continuing operations	36,600	49,327	30,434
Income taxes from discontinued operations		398	(10,702)

Income taxes	$36,600	$49,725	$19,732

The Company’s current tax provision is significantly impacted by the utilization of loss carryforwards and tax benefits passed to the Company from NCRA. The passthrough tax benefits are associated with refinery upgrades that enable NCRA to produce ultra-low sulfur fuels as mandated by the Environmental Protection Agency.

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. NCRA files separate tax returns and, as such, these items must be assessed independent of the Company’s deferred tax assets when determining recoverability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences of deferred tax assets and liabilities as of August 31, 2007 and 2006 is as follows:

	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Accrued expenses and valuation reserves	$81,653	$76,582
Postretirement health care and deferred compensation	65,339	49,652
Tax credits	50,402	16,763
Loss carryforward	6,427	25,027
Other	15,169	14,573

Total deferred tax assets	218,990	182,597

Deferred tax liabilities:
Pension, including minimum liability	55,957	52,715
Equity method investments	84,671	55,128
Property, plant and equipment	191,369	159,034
Other	25,928	12,960

Total deferred tax liabilities	357,925	279,837

Deferred tax assets valuation reserve	(9,375)	(571)

Net deferred tax liability	$148,310	$97,811

During fiscal years ended August 31, 2007 and 2006, the Company reduced its valuation allowance on a capital loss carryforward due to capital gains generated during those years. During the year ended August 31, 2007, NCRA provided a $9.4 million valuation allowance related to its carryforward of certain state tax credits. The allowance was necessary due to the limited amount of taxable income generated by NCRA on an annual basis. As of August 31, 2007, NCRA has net operating loss carryforwards of $14.8 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire in fiscal years beginning in 2024 and through 2025.

As of August 31, 2007, net deferred taxes of $5.5 million and $153.8 million are included in current assets and other liabilities, respectively ($77.6 million and $175.4 million in current assets and other liabilities, respectively, as of August 31, 2006).

The reconciliation of the statutory federal income tax rates to the effective tax rates for continuing operations for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(27.5)	(27.4)	(26.9)
Export activities at rates other than the U.S. statutory rate	(1.6)	(0.8)	(2.4)
Valuation allowance	1.1	(0.5)	(2.6)
Tax credits	(3.6)	(1.8)
Other	(2.6)	0.8	3.2

Effective tax rate	4.7%	9.2%	10.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individual members who are eligible for equity redemptions at age 72 or upon death. Commencing in fiscal 2008, until further resolution, the Board of Directors has reduced the age for individuals who are eligible for equity redemptions to age 70. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors has approved additional equity redemptions targeting older capital equity certificates which were paid in fiscal 2007 and that are authorized to be paid in fiscal 2008. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $179.4 million. These expected distributions are classified as a current liability on the August 31, 2007 Consolidated Balance Sheet.

For the years ended August 31, 2007, 2006 and 2005, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, $70.8 million, $55.9 million and $23.7 million, respectively. An additional $35.9 million, $23.8 million and $20.0 million of capital equity certificates were redeemed in fiscal years 2007, 2006 and 2005, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $26.09, $26.10 and $27.58, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 8, 2007, January 23, 2006 and January 24, 2005, respectively.

The Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2007, the Company had 7,240,221 shares of Preferred Stock outstanding with a total redemption value of approximately $181.0 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year (dividends are payable quarterly) and is redeemable at the Company’s option after February 1, 2008. At this time, the Company has no intention of redeeming any Preferred Stock.

11.  Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Liability (AML) required under SFAS No. 87. As of August 31, 2007, NCRA’S measurement date was August 31, 2007 and CHS measurement date was June 30, 2007.

The following table illustrates the adjustments to the balance sheet to record the funded status as of August 31, 2007:

	Pre-SFAS No. 158	SFAS No. 158
	With AML	Adoption	Post SFAS
	Adjustments	Adjustments	No. 158
	(Dollars in thousands)

Prepaid pension	$131,322	$(95,239)	$36,083
Accrued pension liability	(47,663)	(15,057)	(62,720)
Intangible asset	291	(291)	—
Deferred tax asset	189	39,699	39,888
Minority interest		8,469	8,469
Accumulated other comprehensive income, net of tax	296	62,419	62,715
Accumulated other comprehensive income, pre-tax	485	102,118	102,603

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2007 and 2006 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$328,125	$333,464	$23,381	$27,440	$28,315	$29,845
Service cost	14,360	14,892	1,023	2,195	957	1,024
Interest cost	19,259	17,037	1,480	1,368	1,668	1,568
Plan amendments	14,960	430	727	345
Transfers				(5,049)
Actuarial (gain) loss	(852)	(8,813)	9,794	(885)	881	(552)
Special agreement				85
Assumption change	(5,401)	(6,614)	(37)	(1,333)	(1,482)	(1,124)
Medicare D					262
Benefits paid	(24,132)	(22,271)	(724)	(785)	(2,600)	(2,446)

Benefit obligation at end of measurement date	$346,319	$328,125	$35,644	$23,381	$28,001	$28,315

Change in plan assets:
Fair value of plan assets at beginning of period	$345,860	$335,488
Actual income on plan assets	45,826	25,688
Company contributions	14,877	6,955	$724	$785	$2,600	$2,446
Benefits paid	(24,132)	(22,271)	(724)	(785)	(2,600)	(2,446)

Fair value of plan assets at end of measurement date	$382,431	$345,860	$—	$—	$—	$—

Funded status of plans as of August 31, 2006		$17,401		$(23,381)		$(28,315)
Employer contributions after measurement date				328		205
Unrecognized actuarial loss (gain)		104,665		888		(1,181)
Unrecognized transition obligation						6,452
Unrecognized prior service cost (benefit)		5,513		2,009		(1,362)
Special agreement				(85)

Prepaid benefit cost (accrued)		$127,579		$(20,241)		$(24,201)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Amounts recognized on balance sheet as of August 31, 2006
Other assets (accrued benefit liability)		$127,579		$(21,396)		$(24,201)
Intangible assets				599
Accumulated other comprehensive loss				556

Net amounts recognized		$127,579		$(20,241)		$(24,201)

Amounts recognized on balance sheet as of August 31, 2007
Non-current assets	$36,083
Accrued benefit cost:
Current liabilities			$(1,862)		$(1,911)
Non-current liabilities			(33,119)		(25,828)

Ending balance	$36,083		$(34,981)		$(27,739)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of August 31, 2007
Net transition obligation					$5,516
Prior service cost	$19,608		$2,276		(1,044)
Net loss (gain)	75,886		10,434		(1,603)
Minority interest	(7,191)		(53)		(1,226)

Ending balance	$88,303		$12,657		$1,643

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2007. The rate was assumed to decrease gradually to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.0% for 2012 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2007, 2006 and 2005 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$14,360	$14,892	$12,749	$1,023	$2,195	$991	$957	$1,024	$874
Interest cost	19,259	17,037	18,039	1,479	1,368	1,175	1,668	1,568	1,776
Expected return on assets	(29,171)	(28,362)	(27,648)
Prior service cost amortization	867	855	792	494	516	519	(319)	(305)	(294)
Actuarial loss (gain) amortization	5,766	7,513	5,759	77	210	124	(231)	17	43
Transition amount amortization							936	936	936

Net periodic benefit cost	$11,081	$11,935	$9,691	$3,073	$4,289	$2,809	$3,011	$3,240	$3,335

Average assumptions:
Discount rate	6.25%	6.05%	5.25%	6.25%	6.05%	5.25%	6.25%	6.05%	5.25%
Expected return on plan assets	8.75%	8.80%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.80%	4.50%	4.50%	4.50%	4.50%	4.50%	4.80%

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-qualified pension benefits, with accumulated benefit obligations in excess of plan assets, were as follows as of August 31, 2007 and 2006:

	Non-Qualified
	Pension Benefits
	2007	2006
	(Dollars in thousands)
Projected benefit obligation	$35,644	$23,381
Accumulated benefit obligation	22,731	21,491
Fair value of plan assets	—	—

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 is as follows:

	Qualified	Non-Qualified
	Pension Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of transition asset	$—	$—	$202
Amortization of prior service cost (benefit)	2,164	578	(319)
Amortization of net actuarial loss (gain)	4,398	823	(258)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$300	$(267)
Effect on postretirement benefit obligation	2,571	(2,318)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $10.7 million, $9.7 million and $9.5 million, for the years ended August 31, 2007, 2006 and 2005, respectively.

The Company contributed $14.9 million to qualified pension plans in fiscal year 2007. Because the plans are fully funded, the Company does not expect to contribute to the pension plans in fiscal year 2008. The Company expects to pay $3.7 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2008.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

			Other Benefits
	Qualified	Non-Qualified		Part D
	Pension Benefits	Pension Benefits	Gross	Reimbursement
	(Dollars in thousands)
2008	$24,317	$1,862	$1,911	$200
2009	24,999	560	1,973	200
2010	27,275	1,268	2,210	200
2011	27,915	5,376	2,405	200
2012	29,946	5,665	2,640	200
2013-2017	186,647	13,664	14,680	800

The Company has trusts that hold the assets for the defined benefit plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the Company’s plan assets are to:

•	optimize the long-term returns on plan assets at an acceptable level of risk, and

•	maintain broad diversification across asset classes and among investment managers, and focus on long-term return objectives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities, fixed income securities and real estate. Securities are also diversified in terms of domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2007	2006

Cash	2.7%	0.0%
Debt	29.7	31.3
Equities	62.0	63.7
Real estate	3.9	3.8
Other	1.7	1.2

Total	100.0%	100.0%

12.  Segment Reporting

The Company aligned its business segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, the Company has three chief operating officers to lead its three business segments: Energy, Ag Business and Processing.

The Energy segment derives its revenues through refining, wholesaling, marketing and retailing of petroleum products. The Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company. The Company includes other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s insurance, hedging and other service activities related to crop production.

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

Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers being non-symmetrical. Due to efficiencies in scale, cost allocations, and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended August 31, 2007, 2006 and 2005 is as follows:

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2007:
Revenues	$8,105,067	$8,575,389	$754,743	$28,465	$(247,672)	$17,215,992
Cost of goods sold	7,274,638	8,388,476	726,510	(2,261)	(247,672)	16,139,691

Gross profit	830,429	186,913	28,233	30,726	—	1,076,301
Marketing, general and administrative	94,939	97,299	23,545	29,574		245,357

Operating earnings	735,490	89,614	4,688	1,152	—	830,944
Gain on investments		(5,348)	(15,268)			(20,616)
Interest, net	(6,106)	28,550	14,783	(6,129)		31,098
Equity income from investments	(4,468)	(51,830)	(48,446)	(4,941)		(109,685)
Minority interests	143,230	(16)				143,214

Income from continuing operations before income taxes	$602,834	$118,258	$53,619	$12,222	$—	$786,933

Intersegment revenues	$(228,930)	$(18,372)	$(370)		$247,672	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$313,246	$44,020	$12,092	$3,942		$373,300

Depreciation and amortization	$86,558	$33,567	$15,116	$5,355		$140,596

Total identifiable assets at August 31, 2007	$2,737,044	$2,846,950	$681,118	$428,474		$6,693,586

For the year ended August 31, 2006:
Revenues	$7,414,361	$6,575,165	$614,471	$31,415	$(251,577)	$14,383,835
Cost of goods sold	6,834,676	6,401,527	588,732	(2,851)	(251,577)	13,570,507

Gross profit	579,685	173,638	25,739	34,266	—	813,328
Marketing, general and administrative	82,867	99,777	21,645	26,949		231,238

Operating earnings	496,818	73,861	4,094	7,317	—	582,090
Interest, net	6,534	23,559	11,096	116		41,305
Equity income from investments	(3,840)	(40,902)	(35,504)	(3,942)		(84,188)
Minority interests	86,483	(509)				85,974

Income from continuing operations before income taxes	$407,641	$91,713	$28,502	$11,143	$—	$538,999

Intersegment revenues	$(242,430)	$(8,779)	$(368)		$251,577	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$175,231	$44,542	$13,313	$1,906		$234,992

Depreciation and amortization	$75,581	$31,471	$14,049	$5,676		$126,777

Total identifiable assets at August 31, 2006	$2,164,217	$1,806,243	$518,186	$453,937		$4,942,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2005:
Revenues	$5,794,266	$5,670,644	$613,766	$29,070	$(180,784)	$11,926,962
Cost of goods sold	5,487,813	5,541,282	604,198	(2,651)	(180,784)	11,449,858

Gross profit	306,453	129,362	9,568	31,721	—	477,104
Marketing, general and administrative	69,951	83,600	20,750	25,053		199,354

Operating earnings (losses)	236,502	45,762	(11,182)	6,668	—	277,750
Gain on investments	(862)	(11,358)	(457)	(336)		(13,013)
Interest, net	8,918	20,535	12,287	(231)		41,509
Equity income from investments	(3,478)	(55,473)	(36,202)	(589)		(95,742)
Minority interests	46,741	(41)		1,036		47,736

Income from continuing operations before income taxes	$185,183	$92,099	$13,190	$6,788	$—	$297,260

Intersegment revenues	$(170,642)	$(9,640)	$(502)		$180,784	$—

Capital expenditures	$205,484	$27,600	$4,751	$19,635		$257,470

Depreciation and amortization	$59,847	$30,748	$13,868	$5,869		$110,332

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

In connection with certain refinery upgrades and enhancements now complete, in order to comply with existing environmental regulations, the Company incurred capital expenditures from fiscal years 2003 through 2006 totaling $88.1 million for the Company’s Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Grain Storage

As of August 31, 2007 and 2006, the Company stored grain and processed grain products for third parties totaling $184.1 million and $199.2 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

  Guarantees

The Company is a guarantor for lines of credit for related companies. The Company’s bank covenants allow maximum guarantees of $150.0 million, of which $33.2 million was outstanding as of August 31, 2007. In addition, the Company’s bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees.

Certain agricultural seasonal and term loans to member cooperatives and individuals are made by Cofina Financial, LLC and guaranteed by the Company, at the Company’s discretion. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s obligations pursuant to its guarantees as of August 31, 2007 are as follows:

	Guarantee/	Exposure on
	Maximum	August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2007	Guarantee	Expiration Date	Event	Provisions	as Collateral
	(Dollars in thousands)
Mountain Country, LLC	$150	$3	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Provista Renewable Fuels Marketing, LLC	$20,000	2,000	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000		Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000		Obligations by TEMCO under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000	66	Obligations by TEMCO under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties	*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$18,839	15,706	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$10,700	8,785	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Ag Business segment subsidiaries	$1,473		Contribution obligations as a participating employer in the Co-op Retirement Plan	None stated	Nonpayment	None	None

		$33,234

*	The Company’s bank covenants allow for guarantees of up to $150.0 million, but the Company is under no obligation to extend these guarantees. The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases approximately 2,000 rail cars with remaining lease terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the leases term.

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $44.3 million, $38.5 million and $31.0 million for the years ended August 31, 2007, 2006 and 2005, respectively. Mileage credits and sublease income totaled $3.9 million, $3.2 million and $8.6 million for the years ended August 31, 2007, 2006 and 2005, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2007 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total
	(Dollars in thousands)

2008	$11,463	$18,101	$3,313	$32,877
2009	7,507	14,184	2,921	24,612
2010	6,188	11,409	2,545	20,142
2011	5,166	5,436	2,348	12,950
2012	3,708	3,114	1,891	8,713
Thereafter	5,328	449	2,405	8,182

Total minimum future lease payments	$39,360	$52,693	$15,423	$107,476

14.	Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in thousands)

Net cash paid (received) during the period for:
Interest	$52,323	$54,228	$57,569
Income taxes	(20,274)	(23,724)	(8,804)
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for preferred stock	35,899	23,824	19,996
Capital equity certificates issued in exchange for elevator properties	10,132	11,064	1,375
Accrual of dividends and equities payable	(374,294)	(249,774)	(132,406)

15.	Related Party Transactions

Related party transactions with equity investees as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Sales	$1,639,689	$1,475,478
Purchases	1,176,462	468,286
Receivables	50,733	27,208
Payables	111,195	50,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related party transactions were primarily with TEMCO, LLC, Agriliance LLC, Horizon Milling, LLC, United Harvest, LLC, US BioEnergy Corporation and Ventura Foods, LLC.

16.	Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Net income	$750,333	$490,297	$250,016
Additional minimum pension liability, net of tax (benefit) expense of ($759), $282 and $1,854 in 2007, 2006 and 2005, respectively	(1,193)	444	2,822
Unrealized net gains on available for sale investments, net of tax expense of $41,722, $1,138 and $5,147 in 2007, 2006 and 2005, respectively	65,533	1,787	8,085
Interest rate hedges, net of tax (benefit) expense of ($65), $826 and $279 in 2007, 2006 and 2005, respectively	(102)	1,298	439
Energy derivative instruments qualified for hedge accounting, net of tax (benefit) expense of ($1,787) and $1,787 in 2007 and 2006, respectively	(2,806)	2,806
Foreign currency translation adjustment, net of tax expense of $588, $1,142 and $484 in 2007, 2006 and 2005, respectively	921	1,796	760

Comprehensive income	$812,686	$498,428	$262,122

The components of accumulated other comprehensive income, net of taxes, as of August 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Pension liability adjustment, net of tax benefit of $40,881 and $423 in 2007 and 2006, respectively	$(64,276)	$(664)
Unrealized net gains on available for sale investments, net of tax expense of $48,347 and $6,625 in 2007 and 2006, respectively	75,939	10,406
Interest rate hedges, net of tax benefit of $1,397 and $1,332 in 2007 and 2006, respectively	(2,194)	(2,092)
Energy derivative instruments qualified for hedge accounting, net of tax expense of $1,787 in 2006		2,806
Foreign currency translation adjustment, net of tax expense of $2,271 and $1,683 in 2007 and 2006, respectively	3,567	2,646

Accumulated other comprehensive income	$13,036	$13,102