Form 10-Q
period 2007-11-30
CHS INC
filed 2008-01-11
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2007.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	January 11, 2008

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2007.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2007	2007 *	2006 *
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$186,754	$357,712	$112,232
Receivables	1,966,793	1,401,251	1,141,811
Inventories	2,235,967	1,666,632	1,180,498
Other current assets	1,164,723	505,417	593,341

Total current assets	5,554,237	3,931,012	3,027,882
Investments	806,610	880,592	713,382
Property, plant and equipment	1,836,372	1,728,171	1,525,028
Other assets	241,540	208,752	284,189

Total assets	$8,438,759	$6,748,527	$5,550,481

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$443,413	$672,571	$291,422
Current portion of long-term debt	96,123	98,977	61,443
Customer credit balances	123,699	110,818	75,907
Customer advance payments	697,357	161,525	118,319
Checks and drafts outstanding	170,038	143,133	77,558
Accounts payable	1,785,143	1,120,822	917,719
Accrued expenses	484,322	432,840	387,735
Dividends and equities payable	488,727	374,294	254,539

Total current liabilities	4,288,822	3,114,980	2,184,642
Long-term debt	975,391	589,344	665,756
Other liabilities	381,438	371,362	374,409
Minority interests in subsidiaries	190,936	197,386	163,426
Commitments and contingencies
Equities	2,602,172	2,475,455	2,162,248

Total liabilities and equities	$8,438,759	$6,748,527	$5,550,481

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,
	2007	2006 *
	(dollars in thousands)

Revenues	$6,525,386	$3,751,070
Cost of goods sold	6,210,749	3,528,636

Gross profit	314,637	222,434
Marketing, general and administrative	66,459	52,102

Operating earnings	248,178	170,332
Gain on investments	(94,948)	(5,348)
Interest, net	13,537	7,688
Equity income from investments	(31,190)	(4,531)
Minority interests	22,979	18,912

Income before income taxes	337,800	153,611
Income taxes	36,900	17,232

Net income	$300,900	$136,379

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2007	2006 *
	(dollars in thousands)

Cash flows from operating activities:
Net income	$300,900	$136,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,517	34,201
Amortization of deferred major repair costs	6,664	6,244
Income from equity investments	(31,190)	(4,531)
Distributions from equity investments	12,332	15,272
Minority interests	22,979	18,912
Noncash patronage dividends received	(445)	(321)
Gain on sale of property, plant and equipment	(899)	(302)
Gain on investments	(94,948)	(5,348)
Deferred taxes	36,900	17,232
Other, net	(244)	375
Changes in operating assets and liabilities:
Receivables	(545,482)	(39,841)
Inventories	(394,715)	(45,118)
Other current assets and other assets	(403,839)	(298,720)
Customer credit balances	12,881	9,439
Customer advance payments	329,580	35,932
Accounts payable and accrued expenses	716,854	79,021
Other liabilities	6,662	7,858

Net cash provided by (used in) operating activities	14,507	(33,316)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(108,698)	(80,192)
Proceeds from disposition of property, plant and equipment	2,653	1,415
Expenditures for major repairs	(21,662)	(1,297)
Investments	(267,317)	(77,420)
Investments redeemed	66	1,376
Proceeds from sale of investments	114,198	10,918
Acquisition of business transaction, net	(13,024)
Changes in notes receivable	(18,912)	(32,546)
Acquisition of intangibles	(4,721)	(548)
Other investing activities, net	432	(2,549)

Net cash used in investing activities	(316,985)	(180,843)

Cash flows from financing activities:
Changes in notes payable	(229,120)	269,415
Long-term debt borrowings	400,000
Principal payments on long-term debt	(18,675)	(17,641)
Payments for bank fees on debt	(1,794)
Changes in checks and drafts outstanding	26,906	20,475
Distribution to minority owners	(38,409)	(8,313)
Costs incurred — capital equity certificates redeemed		(4)
Preferred stock dividends paid	(3,620)	(2,932)
Retirements of equities	(3,768)	(47,134)

Net cash provided by financing activities	131,520	213,866

Net decrease in cash and cash equivalents	(170,958)	(293)

Cash and cash equivalents at beginning of period	357,712	112,525

Cash and cash equivalents at end of period	$186,754	$112,232

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of November 30, 2007 and 2006, the statements of operations for the three months ended November 30, 2007 and 2006, and the statements of cash flows for the three months ended November 30, 2007 and 2006 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2007 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2007, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Goodwill was $3.8 million, $3.8 million and $3.9 million on November 30, 2007, August 31, 2007 and November 30, 2006, respectively, and is included in other assets in the Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). The gross carrying amount of these intangible assets was $56.3 million with total accumulated amortization of $14.2 million as of November 30, 2007. Intangible assets of $11.9 million (includes $7.2 million related to the crop nutrients business transaction) and $2.7 million ($2.1 million non-cash) were acquired during the three months ended November 30, 2007 and 2006, respectively. Total amortization expense for intangible assets during the three-month periods ended November 30, 2007 and 2006, was $2.7 million and $0.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.0 million annually for the first year, $6.5 million for the next three years and $3.0 million for the following year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on our process of analyzing business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statements of Operations and our Consolidated Statements of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Change in Accounting Principle — Turnarounds

During the first fiscal quarter of 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The comparative financial statements for the three months ended November 30, 2006 have been adjusted to apply the new method retrospectively. These deferred costs are included in our Consolidated Balance Sheets in other assets. The amortization expenses are included in cost of goods sold in our Consolidated Statements of Operations. The following consolidated financial statement line items as of August 31, 2007 and November 30, 2006, and for the three months ended November 30, 2006 were affected by this change in accounting principle.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	August 31, 2007
	As	FSP AUG
	Previously	AIR-1	As
	Reported	Adjustment	Adjusted

Consolidated Balance Sheets
Other current assets	$511,263	$(5,846)	$505,417
Other assets	147,965	60,787	208,752
Accrued expenses	439,084	(6,244)	432,840
Other liabilities	359,198	12,164	371,362
Minority interests in subsidiaries	190,830	6,556	197,386
Equities	2,432,990	42,465	2,475,455

	November 30, 2006
	As	FSP AUG
	Previously	AIR-1	As
	Reported	Adjustment	Adjusted

Consolidated Balance Sheets
Other current assets	$600,990	$(7,649)	$593,341
Other assets	237,553	46,636	284,189
Accrued expenses	410,433	(22,698)	387,735
Other liabilities	355,452	18,957	374,409
Minority interests in subsidiaries	156,870	6,556	163,426
Equities	2,126,076	36,172	2,162,248

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended
	November 30, 2006
	As	FSP AUG
	Previously	AIR-1	As
	Reported	Adjustment	Adjusted

Consolidated Statements of Operations
Cost of goods sold	3,528,794	(158)	3,528,636
Income before income taxes	153,453	158	153,611
Income taxes	17,171	61	17,232
Net income	136,282	97	136,379
Consolidated Statements of Cash Flows
Operating activities
Net income	136,282	97	136,379
Amortization of deferred major repair costs		6,244	6,244
Deferred taxes	17,171	61	17,232
Changes in operating assets and liabilities:
Other current assets and other assets	(300,523)	1,803	(298,720)
Accounts payable and accrued expenses	82,329	(3,308)	79,021
Other liabilities	11,458	(3,600)	7,858
Net cash (used in) provided by operating activities	(34,613)	1,297	(33,316)
Investing activities
Expenditures for major repairs		(1,297)	(1,297)
Net cash used in investing activities	(179,546)	(1,297)	(180,843)

Note 3.	Receivables

	November 30,	August 31,	November 30,
	2007	2007	2006

Trade	$1,912,160	$1,366,428	$1,101,845
Other	118,636	97,783	95,215

	2,030,796	1,464,211	1,197,060
Less allowances for doubtful accounts	64,003	62,960	55,249

	$1,966,793	$1,401,251	$1,141,811

Note 4.	Inventories

	November 30,	August 31,	November 30,
	2007	2007	2006

Grain and oilseed	$1,301,441	$928,567	$619,913
Energy	481,960	490,675	378,260
Crop nutrients	192,775
Feed and farm supplies	215,570	178,167	146,516
Processed grain and oilseed	39,932	66,407	34,128
Other	4,289	2,816	1,681

	$2,235,967	$1,666,632	$1,180,498

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 5.	Derivative Assets and Liabilities

Included in other current assets on November 30, 2007, August 31, 2007 and November 30, 2006 are derivative assets of $446.8 million, $247.1 million and $252.3 million, respectively. Included in accrued expenses on November 30, 2007, August 31, 2007 and November 30, 2006 are derivative liabilities of $235.7 million, $177.2 million and $174.7 million, respectively.

Note 6.	Investments

US BioEnergy Corporation (US BioEnergy), is an ethanol production company which currently owns and operates four ethanol plants and has four additional ethanol plants under construction. During the three months ended November 30, 2007, we purchased $6.5 million of additional shares of common stock in US BioEnergy, compared to $35.0 million during the three months ended November 30, 2006. As of November 30, 2007, our ownership in US BioEnergy was approximately 20%, and based upon the market value of $9.07 per share on that date, our investment had a market value of approximately $144.5 million. The carrying value of our investment in US BioEnergy of $146.8 million exceeds our share of their equity by approximately $20 million, and represents equity method goodwill. We are currently recognizing earnings of US BioEnergy in our Processing segment, to the extent of our ownership interest, using the equity method of accounting. On November 29, 2007, US BioEnergy and VeraSun Corporation announced that they entered into a definitive merger agreement subject to shareholder and regulatory approval. If the merger is consummated, we would own approximately eight percent of the combined entity.

During the three months ended November 30, 2007, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. The operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing in four locations.

During the three months ended November 30, 2006, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the three months ended November 30, 2007, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

Agriliance LLC (Agriliance) is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the three months ended November 30, 2007, we contributed $230.0 million to Agriliance to support their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets.

Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, we were each entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on our behalf in the amount of $100.9 million. Values of the distributed assets were

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

determined after the closing and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during our current fiscal year.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Preliminary values assigned to the net assets as of September 1, 2007 were as follows:

Receivables	$5,219
Inventories	174,620
Other current assets	256,390
Investments	6,096
Property, plant and equipment	32,382
Other assets	9,017
Customer advance payments	(206,252)
Accounts payable	(5,584)
Accrued expenses	(3,163)

Total net assets received	$268,725

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes vegetable oil-based products, and is included in our Processing segment.

As of November 30, 2007, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeded our share of their equity by $42.9 million. Of this basis difference $3.3 million is being amortized over the remaining life of the corresponding assets, which is approximately five years. The balance of the basis difference represents equity method goodwill.

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of November 30, 2007, August 31, 2007 and November 30, 2006 and statements of operations for the three-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended
	November 30,
	2007	2006

Net sales	$480,958	$398,133
Gross profit	56,729	55,464
Net income	21,661	22,007

	November 30,	August 31,	November 30,
	2007	2007	2006

Current assets	$324,760	$269,156	$267,583
Non-current assets	477,158	470,359	440,261
Current liabilities	235,958	195,376	166,172
Non-current liabilities	308,993	309,221	308,172

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Agriliance LLC

	For the Three Months Ended
	November 30,
	2007	2006

Net sales	$210,590	$669,993
Gross profit	33,874	45,623
Net income	(23,516)	(31,389)

	November 30,	August 31,	November 30,
	2007	2007	2006

Current assets	$732,209	$1,534,432	$1,485,243
Non-current assets	66,850	130,347	165,704
Current liabilities	392,483	1,214,019	1,253,078
Non-current liabilities	35,698	138,173	132,128

Note 7.	Notes Payable and Long-term Debt

As of August 31, 2007, we had a five-year revolving line of credit with a syndication of domestic and international banks in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we exercised our ability to expand the facility and obtained additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility.

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. The debt is due in equal annual installments of $80.0 million during years 2013 through 2017.

Subsequent to our fiscal quarter ended November 30, 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

Note 8.	Interest, net

Interest, net for the three months ended November 30, 2007 and 2006 is as follows:

	For the Three Months Ended
	November 30,
	2007	2006

Interest expense	$18,371	$11,283
Interest income	4,834	3,595

Interest, net	$13,537	$7,688

Note 9.	Income Taxes

Effective September 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. FIN 48 requires a taxpayer to determine whether a tax position is more likely than not (greater than 50 percent) to be

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

sustained based solely on the technical merits of the position. If this threshold is met, the tax benefit is measured and recognized at the largest amount that is greater than 50 percent likely of being realized.

The total amount of unrecognized tax benefits as of September 1 and November 30, 2007 was $7.5 million. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change.

Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1 and November 30, 2007, includes interest and penalties of $0.3 million.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. It is not expected that the amount of unrecognized tax benefits will significantly change within the next twelve months.

Note 10.	Equities

Changes in equity for the three-month periods ended November 30, 2007 and 2006 are as follows:

	Fiscal 2008*	Fiscal 2007*

Balances, September 1, 2007 and 2006	$2,475,455	$2,053,466
Net income	300,900	136,379
Other comprehensive (loss) income	(52,460)	26,259
Equities retired	(3,768)	(47,134)
Equity retirements accrued	3,768	47,134
Equities issued in exchange for elevator properties		864
Preferred stock dividends	(3,620)	(2,932)
Preferred stock dividends accrued	2,413	1,955
Accrued dividends and equities payable	(120,613)	(53,855)
Other, net	97	112

Balances, November 30, 2007 and 2006	$2,602,172	$2,162,248

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note 2

Note 11.	Comprehensive Income

Total comprehensive income of $248.4 million and $162.6 million for the three months ended November 30, 2007 and 2006, respectively, primarily consists of net income and unrealized net gains or losses on available for sale investments for the current period. Accumulated other comprehensive loss on November 30, 2007, was $39.4 million and primarily consisted of pension liability adjustments and unrealized net gains or losses on available for sale investments. On August 31, 2007 and November 30, 2006, accumulated other comprehensive income was $13.0 million and $39.4 million, respectively.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 12.	Employee Benefit Plans

Employee benefit information for the three months ended November 30, 2007 and 2006 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006

Components of net periodic benefit costs for the three months ended November 30:
Service cost	$3,773	$3,624	$308	$254	$261	$256
Interest cost	5,213	4,817	545	360	425	416
Expected return on plan assets	(7,804)	(7,211)
Unrecognized net asset obligation amortization					184
Prior service cost amortization	541	211	145	125	(80)	(128)
Actuarial loss (gain) amortization	1,100	1,502	206	16	(65)	(14)
Transition amount amortization					51	234

Net periodic benefit cost	$2,823	$2,943	$1,204	$755	$776	$764

Employer Contributions:

National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, expects to contribute $2.2 million to its pension plan during fiscal 2008. No other contributions are expected.

Note 13.	Segment Reporting

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

Our revenues and assets can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 37.5% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., and our approximate 20% ownership in US BioEnergy Corporation (US BioEnergy) included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including NCRA and Provista Renewable Fuels Marketing, LLC (Provista), included in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2007 and 2006 is as follows:

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Three Months Ended November 30, 2007
Revenues	$2,521,688	$3,835,251	$243,296	$7,626	$(82,475)	$6,525,386
Cost of goods sold	2,374,735	3,686,458	233,117	(1,086)	(82,475)	6,210,749

Gross profit	146,953	148,793	10,179	8,712	—	314,637
Marketing, general and administrative	22,566	30,688	5,497	7,708		66,459

Operating earnings	124,387	118,105	4,682	1,004	—	248,178
(Gain) loss on investments	(17)	(94,545)	611	(997)		(94,948)
Interest, net	(5,846)	15,128	5,024	(769)		13,537
Equity income from investments	(1,163)	(7,193)	(21,138)	(1,696)		(31,190)
Minority interests	22,921	58				22,979

Income before income taxes	$108,492	$204,657	$20,185	$4,466	$—	$337,800

Intersegment revenues	$(77,964)	$(4,421)	$(90)		$82,475	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$90,748	$16,040	$1,279	$631		$108,698

Depreciation and amortization	$23,745	$11,513	$3,808	$1,451		$40,517

Total identifiable assets at November 30, 2007	$2,732,125	$4,322,309	$741,777	$642,548		$8,438,759

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Three Months Ended November 30, 2006
Revenues	$1,853,409	$1,804,616	$155,024	$7,306	$(69,285)	$3,751,070
Cost of goods sold	1,702,628	1,746,843	148,463	(13)	(69,285)	3,528,636

Gross profit	150,781	57,773	6,561	7,319	—	222,434
Marketing, general and administrative	20,987	19,285	5,956	5,874		52,102

Operating earnings	129,794	38,488	605	1,445	—	170,332
Gain on investments		(5,348)				(5,348)
Interest, net	385	5,170	2,887	(754)		7,688
Equity (income) loss from investments	(1,056)	10,589	(12,850)	(1,214)		(4,531)
Minority interests	18,961	(49)				18,912

Income before income taxes	$111,504	$28,126	$10,568	$3,413	$—	$153,611

Intersegment revenues	$(67,820)	$(1,381)	$(84)		$69,285	$—

Goodwill	$3,654	$250				$3,904

Capital expenditures	$66,143	$8,600	$4,949	$500		$80,192

Depreciation and amortization	$21,016	$8,186	$3,650	$1,349		$34,201

Total identifiable assets at November 30, 2006	$2,169,863	$2,240,442	$600,463	$539,713		$5,550,481

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note 2.

Note 14.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $54.5 million was outstanding on November 30, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees.

In the past, we made seasonal and term loans to member cooperatives, and our wholly-owned subsidiary, Fin-Ag, Inc., made loans for agricultural purposes to individual producers. Some of these loans were sold to CoBank, ACB (Cobank), and we guaranteed a portion of the loans sold, some of which are still outstanding. Currently these loans are made by Cofina Financial, in which we have a 49% ownership interest. We may, at our own discretion, choose to guarantee certain loans made by Cofina Financial. In addition, we also guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of November 30, 2007 are as follows:

	Guarantee	Exposure on
	Maximum	November 30,			Triggering	Recourse	Assets Held
Entities	Exposure	2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150	$5	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee		Exposure on
	Maximum		November 30,			Triggering	Recourse	Assets Held
Entities	Exposure		2007	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Provista Renewable Fuels Marketing, LLC	$10,000		3,058	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$25,000		15,400	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$13,769		10,639	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$17,700		17,700	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674		5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Ag Business segment subsidiaries	$2,810			Contribution obligations as a participating employer in the Co-op Retirement Plan	None stated	Nonpayment	None	None

			$54,476

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2007, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-Q.

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

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA) and Provista Renewable Fuels Marketing, LLC (Provista), included in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, our retail agronomy, crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

Our revenues can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

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

Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the three months ended November 30, 2007, we contributed $230.0 million to Agriliance to support their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets.

Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, we were each entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on our behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during our current fiscal year.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair market value using the purchase method of accounting. Preliminary values assigned to the net assets as of September 1, 2007 totaled $268.7 million.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

During the first fiscal quarter of 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to Financial Accounting Standards Board (FASB) Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The affect of this change in accounting principle to the consolidated income statement for the three months ended November 30, 2006, was to increase net income by $97 thousand. In addition, equity was increased by $42.5 million and $36.2 million as of August 31, 2007 and November 30, 2006, respectively.

Effective September 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. FIN 48 requires a taxpayer to determine whether a tax position is more likely than not (greater than 50 percent) to be sustained based solely on the technical merits of the position. If this threshold is met, the tax benefit is measured and recognized at the largest amount that is greater than 50 percent likely of being realized. The total amount of unrecognized tax benefits as of September 1 and November 30, 2007 was $7.5 million. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change. Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1 and November 30, 2007, includes interest and penalties of $0.3 million. We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. It is not expected that the amount of unrecognized tax benefits will significantly change within the next twelve months.

Recent Events

On November 29, 2007, US BioEnergy and VeraSun Corporation announced that they have entered into a definitive merger agreement subject to shareholder and regulatory approval. If the merger is consummated, we would own approximately eight percent of the combined entity.

On December 12, 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each starting in June 2013 through December 2018.

Results of Operations

Comparison of the three months ended November 30, 2007 and 2006

General.  We recorded income before income taxes of $337.8 million during the three months ended November 30, 2007 compared to $153.6 million during the three months ended November 30, 2006, an increase of $184.2 million (120%). These results reflected increased pretax earnings in each of our Ag Business and Processing segments and in Corporate and Other, and were partially offset by slightly decreased earnings in our Energy segment.

Our Energy segment generated income before income taxes of $108.5 million for the three months ended November 30, 2007 compared to $111.5 million in the three months ended November 30, 2006. This decrease in earnings of $3.0 million (3%) is primarily from a net reduction to margins on refined fuels, which resulted mainly from a planned major maintenance, during which time our production was reduced at our Laurel, Montana refinery and were partially offset by improved margins at our NCRA refinery in McPherson, Kansas, which resulted from continued strong global demand and tight supply in our trade area. Earnings in our lubricants, propane, transportation and renewable fuels marketing businesses also improved during the three months ended November 30, 2007 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $204.7 million for the three months ended November 30, 2007 compared to $28.1 million in the three months ended November 30, 2006, an increase in earnings of $176.6 million. In our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. As previously discussed, during the first quarter of fiscal 2008, we acquired the crop nutrients business of Agriliance and recorded $12.8 million in earnings for the three months ended November 30, 2007 for the operations of this business. We previously reflected 50% of these earnings through our equity income from our investment in Agriliance. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by both our grain marketing and country operations businesses. Our country operations earnings increased $24.3 million, primarily as a result of overall improved product margins, including historically high margins on grain, agronomy, feed and processed sunflower transactions. Continued market expansion into Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $46.3 million during the three months ended November 30, 2007 compared with the same three-month period in fiscal 2007, primarily from increased grain volumes and included strong earning performances from our joint ventures. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs shifted marketing patterns and dynamics for our grain marketing business. Improved retail margins generated by Agriliance, an agronomy joint venture in which we hold a 50% interest, net of allocated internal expenses, resulted in a $6.8 million increase in our share of that joint venture’s earnings.

Our Processing segment generated income before income taxes of $20.2 million for the three months ended November 30, 2007 compared to $10.6 million in the three months ended November 30, 2006, an increase in earnings of $9.6 million. Oilseed processing earnings increased $2.7 million during the three months ended November 30, 2007 compared to the same period in the prior year, primarily due to improved margins in our refining operations, partially offset by decreased margins in our crushing operations. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, reported improved net earnings of $6.5 million for the three months ended November 30, 2007 compared to the same period in the prior year. Our share of pretax earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, increased $0.3 million for the three months ended November 30, 2007 compared to the same period in the prior year. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased $0.1 million during the three months ended November 30, 2007, compared to the same period in the prior year.

Corporate and Other generated income before income taxes of $4.5 million for the three months ended November 30, 2007 compared to $3.4 million in the three months ended November 30, 2006, an increase in earnings of $1.1 million. This improvement is primarily attributable to our business solutions’ financial and hedging services.

Net Income.  Consolidated net income for the three months ended November 30, 2007 was $300.9 million compared to $136.4 million for the three months ended November 30, 2006, which represents a $164.5 million (121%) increase.

Revenues.  Consolidated revenues were $6.5 billion for the three months ended November 30, 2007 compared to $3.8 billion for the three months ended November 30, 2006, which represents a $2.7 billion (74%) increase. In September, 2007 we began consolidating revenues from our crop nutrients business acquisition as previously discussed.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.4 billion increased by $658.1 million (37%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. During the three months ended November 30, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $78.0 million and $67.8 million, respectively. The net increase in revenues of $658.1 million is comprised of a $197.0 million net increase in sales volume and a net increase of $461.1 million related to price appreciation on refined fuels and propane products. Refined fuels revenues increased $482.9 million (38%), of which $414.4 million was related to a net average selling price increase and $68.5 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.61 per gallon (33%) and volumes increased 4% when comparing the three months ended November 30, 2007 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $90.3 million (65%) mostly from a 79% increase in volumes when compared with the same three-month period in the previous year. Propane revenues increased by $10.4 million (7%), of which $41.0 million related to an increase in the net average selling price, and were partially offset by $30.6 million related to a decrease in volumes, when compared to the same period in the previous year. Propane sales volume decreased 15% in comparison to the same period of the prior year, while the average selling price increased $0.28 per gallon (26%). Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the three months ended November 30, 2007 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of crop drying season with less moisture in the fall 2007 crop and reduced heating fuel season due to milder temperatures.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $3.8 billion, increased $2.0 billion (112%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Grain revenues in our Ag Business segment totaled $2,882.2 million and $1,504.5 million during the three months ended November 30, 2007 and 2006, respectively. Of the grain revenues increase of $1,377.7 million (92%), $690.5 million is due to increased average grain selling prices and $687.2 million is attributable to increased volumes during the three months ended November 30, 2007 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.10 per bushel (46%). The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of soybeans, spring wheat and corn increased approximately $4.06, $4.06 and $0.58, respectively, when compared to the prices of those same grains for the three months ended November 30, 2006. Volumes increased 28% during the three months ended November 30, 2007 compared with the same period of a year ago. Wheat, soybeans and barley reflected the largest volume increases compared to the three months ended November 30, 2006. Beginning in September, 2007 we began recording revenues from our crop nutrients business acquisition of $533.5 million for the three months ended November 30, 2007. Our Ag Business segment non-grain product revenues of $373.0 million increased by $107.3 million (40%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006, primarily the result of increased revenues of crop nutrient, energy, feed, seed and crop protection products. Other revenues within our Ag Business segment of $42.1 million during the three months ended November 30, 2007 increased $9.2 million (28%) compared to the three months ended November 30, 2006, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $243.2 million increased $88.3 million (57%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales price of processed oilseed increased revenues by $35.5 million, while processed soybean volumes increased 13%, accounting for an increase in revenues of $13.7 million. Oilseed refining revenues increased $37.8 million (48%), of which $30.1 million was due to higher average sales price and $7.7 million was due to a 7% net increase in sales volume. The average selling price of processed oilseed increased $75 per ton and the average selling price of refined oilseed products increased

$0.12 per pound compared to the same three-month period of fiscal 2007. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $6.2 billion increased $2.7 billion (76%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.3 billion increased by $662.0 million (41%) during the three months ended November 30, 2007 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.65 (37%) per gallon and volumes increased 4% compared to the three months ended November 30, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2006. The average per unit cost of crude oil purchased for the two refineries increased 42% compared to the three months ended November 30, 2006. The average cost of propane increased $0.27 (26%) per gallon, while volumes decreased 16% compared to the three months ended November 30, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $3.7 billion increased $1.9 billion (111%) during the three months ended November 30, 2007 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2,793.9 million and $1,471.8 million during the three months ended November 30, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1,322.1 million (90%) compared to the three months ended November 30, 2006. This is the result of an increase of $1.88 (42%) average cost per bushel along with a 28% net increase in bushels sold as compared to the prior year. Wheat, soybeans and barley reflected the largest volume increases compared to the three months ended November 30, 2006. Commodity prices on soybeans, spring wheat and corn have increased compared to the prices that were prevalent during the same three-month period in 2007. Beginning in September, 2007 we began recording cost of goods sold from our crop nutrients business acquisition of $512.0 million for the three months ended November 30, 2007. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended November 30, 2007 compared to the three months ended November 30, 2006, primarily due to higher volumes and price per unit costs for crop nutrient, energy, feed and seed products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs of $233.0 million, increased $84.6 million (57%) compared to the three months ended November 30, 2006, which was primarily due to increased costs of soybeans in addition to volume increases in oilseed refining and soybean crushing.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $66.5 million for the three months ended November 30, 2007 increased by $14.4 million (28%) compared to the three months ended November 30, 2006. The net increase of $14.4 million includes $6.7 million for our crop nutrients business reflected in our Ag Business segment. The remaining net change includes increased performance-based incentive plan expense, in addition to other employee benefits and general inflation.

Gain on Investments.  During our first fiscal quarter in 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the three months ended November 30, 2007, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also included in our Energy and Ag Business segments and Corporate and Other were gains on available for sale securities sold of $17 thousand, $2.9 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.6 million in our Processing segment.

Interest, net.  Net interest of $13.5 million for the three months ended November 30, 2007 increased $5.8 million (76%) compared to the same period in fiscal 2007. Interest expense for the three months ended November 30, 2007 and 2006 was $18.4 million and $11.3 million, respectively. Interest income, generated primarily from marketable securities, was $4.9 million and $3.6 million, for the three months ended November 30, 2007 and 2006, respectively. The interest expense increase of $7.1 million (63%) includes an increase in short-term borrowings, primarily created by higher working capital needs, and an increase in the average short-term interest rate, partially offset by an increase in capitalized interest of $2.4 million. For the three months ended November 30, 2007 and 2006, we capitalized interest of $4.3 million and $1.9 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $644.9 million during the three months ended November 30, 2007 compared to the same three-month period in fiscal 2007, and the average short-term interest rate increased 0.07%. Higher commodity prices within our Ag Business segment in addition to increased volumes and working capital needs from our crop nutrients business acquisition increased that segment’s interest, net by $10.0 million. Also, in October, 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%. The interest income increase of $1.3 million (34%) was primarily at NCRA within our Energy segment and relates to marketable securities and were partially offset by reduced interest income in Corporate and Other, which relates to a decrease of interest income on our hedging and other services.

Equity Income from Investments.  Equity income from investments of $31.2 million for the three months ended November 30, 2007 increased $26.7 million compared to the three months ended November 30, 2006. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.1 million for Energy, $17.8 million for Ag Business, $8.3 million for Processing and $0.5 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $17.8 million from equity investments. Our share of equity investment earnings or losses in Agriliance increased earnings by $4.1 million and includes improved margins for their retail operations. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. During the first fiscal quarter of 2007, we invested $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. We recorded income of $2.5 million during the three months ended November 30, 2007 for that equity investment. Our wheat exporting investment in United Harvest contributed improved earnings of $3.9 million, and our equity income from our investment in TEMCO, a joint venture which exports primarily corn and soybeans, also reflected $5.8 million of improved earnings. Our country operations business reported an aggregate increase in equity investment earnings of $1.5 million from several small equity investments.

Our Processing segment generated improved earnings of $8.3 million from equity investments. During fiscal years 2006, 2007 and through November 30, 2007, we invested $121.9 million in US BioEnergy, an ethanol manufacturing company, and recorded improved equity investment earnings of $1.7 million during the three months ended November 30, 2007 compared to the same period in the previous year, primarily from operating margins as US BioEnergy had additional plants put into production. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded slightly reduced earnings of $0.2 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, both recorded improved earnings of $6.9 million, net compared to the same three-month period in fiscal 2007. Ventura Foods’ decrease in earnings were primarily due to higher selling, general and administrative expenses. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s results are primarily affected by U.S. dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.1 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.5 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to the three months ended November 30, 2006.

Minority Interests.  Minority interests of $23.0 million for the three months ended November 30, 2007 increased by $4.1 million (22%) compared to the three months ended November 30, 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $36.9 million for the three months ended November 30, 2007 compares with $17.2 million for the three months ended November 30, 2006, resulting in effective tax rates of 10.9% and 11.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On November 30, 2007, we had working capital, defined as current assets less current liabilities, of $1,265.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $816.0 million and a current ratio of 1.3 to 1.0 on August 31, 2007. On November 30, 2006, we had working capital of $843.2 million and a current ratio of 1.4 to 1.0 compared to working capital of $842.5 million and a current ratio of 1.5 to 1.0 on August 31, 2006. During the three months ended November 30, 2007, increases in working capital included the impact of the cash received from additional long-term borrowings of $400.0 million and a distribution of crop nutrients net assets received from Agriliance, our agronomy joint venture, as previously discussed.

On November 30, 2007 our committed line of credit consisted of a five-year revolving facility in the amount of $1.3 billion. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On November 30, 2007, we had $425.0 million outstanding on this line of credit compared with $280.0 million outstanding on November 30, 2006. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On November 30, 2007, we had $10.9 million of commercial paper outstanding compared with no amount outstanding on November 30, 2006. Due to recent appreciation in commodity prices, as further discussed in “Cash Flows from Operations”, our average borrowings have been much higher in comparison to prior years. In addition to the $400.0 million of long-term borrowing during the three months ended November 30, 2007, we borrowed another $150.0 million of long-term debt in December 2007. With this recent additional borrowing capacity, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the preceding cautionary statements and may affect net operating assets and liabilities, and liquidity.

Our cash flows provided by operating activities were $14.5 million for the three months ended November 30, 2007, compared to cash flows used in operating activities of $33.3 million for the three months ended November 30, 2006. Although cash flows provided by and used in operating activities were generally comparable in total for the two three-month periods, there was volatility in the components of the cash flows, which primarily included greater net income and non-cash gains on investments, and a larger net increase in operating assets and liabilities during the three months ended November 30, 2007 compared to the same period in the prior year. Grain prices have been quite volatile, and because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls which are reflected in other current assets and are a use of cash. In addition, higher commodity prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities provided net cash of $14.5 million during the three months ended November 30, 2007. Net income of $300.9 million was partially offset by net non-cash gains and cash distributions from equity investments of $8.3 million and an increase in net operating assets and liabilities of $278.1 million. The primary components of net non-cash gains and cash distributions from equity investments included gains on investments of $94.9 million and income from equity investments, net of redemptions from those investments, of $18.9 million, partially offset by depreciation and amortization, including major repair costs, of $47.2 million, deferred tax expense of $36.9 million and minority interests of $23.0 million. Gains on investments were previously discussed in “Results of Operations”, and primarily includes the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories and derivative assets and hedging deposits, both included in other current assets, partially offset by an increase in accounts payable and accrued expenses, and customer advance payments on November 30, 2007, when compared to August 31, 2007. On November 30, 2007, the market prices of our three primary grain commodities, spring wheat, soybeans and corn, increased by $2.58 (37%) per bushel, $2.12 (24%) per bushel and $0.61 (19%) per bushel, respectively, when compared to the prices on August 31, 2007. In addition, grain inventories in our Ag Business segment increased by 23.0 million bushels (15%) when comparing inventories at November 30, 2007 and August 31, 2007, as the fall 2007 harvest took place. In general, crude oil prices increased $14.67 (20%) per barrel on November 30, 2007 when compared to August 31, 2007.

Our operating activities used net cash of $33.3 million during the three months ended November 30, 2006. Net income of $136.4 million and net non-cash expenses and cash distributions from equity investments of $81.7 million were exceeded by an increase in net operating assets and liabilities of $251.4 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $40.4 million, redemptions from equity investments net of income from those investments of $10.7 million, minority interests of $18.9 million and deferred tax expense of $17.2 million, which were partially offset by a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock, included in our Ag Business segment. The increase in net operating assets and liabilities was caused primarily by an increase of $210.5 million in derivative assets and hedging deposits (included in other current assets) due to increases in grain prices on November 30, 2006 when compared to August 31, 2006. On November 30, 2006, the market prices of our three primary grain commodities (corn, soybeans and spring wheat) had increased by $1.45 (63%) per bushel, $1.43 (26%) per bushel and $0.54 (12%) per bushel, respectively, when compared to August 31, 2006. Grain inventory quantities also increased in our Ag Business segment by 18.4 million bushels (17%) when comparing inventories on November 30, 2006 to August 31, 2006, due to the fall 2006 harvest. In addition, another cause for the increase in net operating assets and liabilities was that our country operations locations had prepayments of product inventory to suppliers in anticipation of the spring planting season, primarily to secure product pricing discounts. Product prepayments increased $81.8 million on November 30, 2006 when compared to August 31, 2006.

Crude oil prices are expected to be volatile in the foreseeable future, but related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effects on operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. Demand for corn by the ethanol industry created an incentive to divert acres from soybeans and wheat to corn this past planting year. The affect has been to stabilize corn prices at a relatively high level, with soybeans and wheat also showing price appreciation. Grain prices were volatile during fiscal 2007 and have continued to be volatile during the first quarter and into the beginning of the second quarter of fiscal 2008. We anticipate that high demand for all grains and oilseeds will likely continue to create high prices and price volatility for those commodities.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2008 when compared to the levels on November 30, 2007. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our crop nutrients and country operations businesses during our second quarter of fiscal 2008. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2008 we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2007 and 2006, the net cash flows used in our investing activities totaled $317.0 million and $180.8 million, respectively.

Excluding investments in Agriliance, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $108.7 million and $80.2 million for the three months ended November 30, 2007 and 2006, respectively. For the year ending August 31, 2008, we expect to spend approximately $355.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2008 is completion of the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively lower value asphalt, that is expected to increase yields by about 14 percent. The total cost for this project is expected to be approximately $380.0 million, with completion planned for February 2008. Total expenditures for this project as of November 30, 2007, were $346.3 million, of which $62.0 million and $47.1 million were incurred during the three months ended November 30, 2007 and 2006, respectively.

During the first fiscal quarter of 2008, we retrospectively changed our accounting method for the costs of turnarounds from the accrual method to the deferral method, as previously discussed. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Expenditures for these major repairs during the three months ended November 30, 2007 and 2006 were $21.7 million and $1.3 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of November 30, 2007, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $22 million, and we anticipate spending an additional $9 million over the next four years. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the three months ended November 30, 2007 and 2006, totaled $267.3 million and $77.4 million, respectively. As previously discussed, in September 2007, Agriliance distributed primarily its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the three months ended November 30, 2007, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, as previously discussed. During the same period, we contributed $230.0 million to Agriliance to support their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets. Also during the three months ended November 30, 2007, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. These operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing at four locations. Another investment was the purchase of $6.5 million of additional shares of common stock in US BioEnergy, included in our Processing segment, during the three months ended November 30, 2007, compared to $35.0 million during the three months ended November 30, 2006. As of November 30, 2007, our ownership in US BioEnergy was approximately 20%, and based upon the market value of $9.07 per share on that date, our investment had a market value of approximately $144.5 million. On November 29, 2007, US BioEnergy and VeraSun Corporation announced that they entered into a definitive merger agreement subject to shareholder and regulatory approval. If the merger is consummated, we would own approximately eight percent of the combined entity. An additional investment during the three months ended November 30, 2006, included $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, in which we have a current ownership interest of 37.5% and is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. We also invested $15.6 million in Horizon Milling G.P. (24% CHS ownership) during the three months ended November 30, 2006, a joint venture included in our Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the three months ended November 30, 2007 and 2006, changes in notes receivable resulted in a decrease in cash flows of $18.9 million and $32.5 million, respectively. The notes were primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the three months ended November 30, 2006, $8.0 million of the decrease in cash flows resulted from a note receivable related to our investment in Multigrain S.A.

Acquisitions of intangibles were $4.7 million and $0.5 million for the three months ended November 30, 2007 and 2006, respectively.

Partially offsetting our cash outlays for investing activities for the three months ended November 30, 2007 and 2006, were proceeds from the sale of investments of $114.2 million and $10.9 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of all of our shares of CF common stock. Also partially offsetting cash usages for the three months ended November 30, 2007 and 2006, were proceeds from the disposition of property, plant and equipment of $2.7 million and $1.4 million, respectively, and investments redeemed totaling $0.1 million and $1.4 million, respectively.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we exercised our ability to expand the facility and obtained additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility. On November 30, 2007, interest rates for amounts outstanding on this credit facility ranged from 4.90% to 5.24%. In addition to this line of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In November 2007, the line of credit dedicated to NCRA was renewed for an additional year. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. On November 30, 2007 and 2006, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $443.4 million and $291.4 million, respectively.

During the three months ended November 30, 2006, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $100.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on November 30, 2006. On November 30, 2007, we had $10.9 million of commercial paper outstanding, all with maturities of three months or less from their date of issuance with interest rates ranging from 5.00% to 6.60%.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $68.9 million, $75.4 and $92.7 million on November 30, 2007, August 31, 2007 and November 30, 2006, respectively. Interest rates on November 30, 2007 ranged from 6.47% to 7.13%. Repayments of $6.6 million and $5.7 million were made on this facility during the three months ended November 30, 2007 and 2006, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During the three months ended November 30, 2007 and 2006, no repayments were due on these notes.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the three months ended November 30, 2007 and 2006.

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

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. The debt is due in equal annual installments of $80.0 million during years 2013 through 2017.

Through NCRA, we had revolving term loans outstanding of $2.3 million and $5.3 million for the three months ended November 30, 2007 and 2006, respectively. Interest rates on November 30, 2007 ranged from 6.48% to 6.99%. Repayments of $0.8 million were made during each of the three months ended November 30, 2007 and 2006.

On November 30, 2007, we had total long-term debt outstanding of $1,071.5 million, of which $71.1 million was bank financing, $974.2 million was private placement debt and $26.2 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007 has not changed materially during the three months ended November 30, 2007, other than for the $400.0 million of private placement debt discussed previously, of which repayments will start in 2013. On November 30, 2006, we had long-term debt outstanding of $727.2 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.1 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $2.3 million are collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of November 30, 2007.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets, with a cost of approximately $325.0 million. The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. In March 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until final maturity in ten years.

During the three months ended November 30, 2007 we borrowed on a long-term basis, $400.0 million, and did not have any new borrowings during the three months ended November 30, 2006. During the three months ended November 30, 2007 and 2006, we repaid long-term debt of $18.7 million and $17.6 million, respectively.

Subsequent to our fiscal quarter ended November 30, 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each starting in June 2013 through December 2018.

Distributions to minority owners for the three months ended November 30, 2007 and 2006, were $38.4 million and $8.3 million, respectively, and were primarily related to NCRA.

During the three months ended November 30, 2007 and 2006, changes in checks and drafts outstanding resulted in an increase in cash flows of $26.9 million $20.5 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2007, are expected to be distributed primarily during the second fiscal quarter of the year ended August 31, 2008. The cash portion of this distribution deemed by the Board of Directors to be 35% is expected to be approximately $192.5 million, and is classified as a current liability on the November 30, 2007 and August 31, 2007 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions targeting older capital equity certificates which were paid in fiscal 2007 and that are authorized to be paid in fiscal 2008. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $179.4 million, of which $3.8 million was redeemed in cash during the three months ended November 30, 2007 compared to $47.1 million during the three months ended November 30, 2006. Included in our redemptions during the second quarter of fiscal 2008, we intend to redeem approximately $45.6 million by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission on December 14, 2007.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2007, we had 7,240,221 shares of Preferred Stock outstanding with a total redemption value of approximately $181.0 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option after February 1, 2008. At this time, we have no current plan or intention to redeem any Preferred Stock. Dividends paid on our preferred stock during the three months ended November 30, 2007 and 2006 were $3.6 million and $2.9 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007 have not materially changed during the three months ended November 30, 2007.

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $150.0 million, of which $54.5 million was outstanding on November 30, 2007. In addition, our bank covenants allow for guarantees dedicated solely for NCRA in the amount of $125.0 million, for which there are no outstanding guarantees. All outstanding loans with respective creditors are current as of November 30, 2007.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007. The total obligations have not materially changed during the three months ended November 30, 2007, except for the balance sheet changes in payables and long-term debt and a 73% increase in grain purchase contracts related to recent appreciation in grain prices.

On September 1, 2007, Agriliance distributed the net assets of their crop nutrients business to us, as previously discussed. We now have additional purchase obligations as of that date related to the crop nutrients business that were previously obligations of Agriliance. On November 30, 2007, we had obligations to purchase approximately 4.7 million tons of fertilizer through 2010. The average price per ton estimated for these purchase obligations was approximately $385.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2007. There have been no changes to these policies during the three months ended November 30, 2007.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. We have some grain marketing, wheat milling and energy operations that impact our exposure to foreign currency fluctuations, but to date, there have been no material effects.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on our future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheet. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statement of Operations and our Consolidated Statement of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

•	Our revenues and operating results could be adversely affected by changes in commodity prices.

•	Our operating results could be adversely affected if our members were to do business with others rather than with us.

•	We participate in highly competitive business markets in which we may not be able to continue to compete successfully.

•	Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income.

•	We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.

•	Environmental liabilities could adversely affect our results and financial condition.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

•	If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.

•	Operating results from our agronomy business could be volatile and are dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in market risk exposures for the period ended November 30, 2007, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2007.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting November 29-30, 2007, and the following directors were re-elected to the Board of Directors for a three-year term on November 30, 2007: Michael Toelle, Dennis Carlson, Randy Knecht, Robert Bass, and Steve Riegel. The following directors’ terms of office continued after the meeting: Bruce Anderson, Donald Anthony, Curt Eischens, Steve Fritel, Robert Grabarski, Jerry Hasnedl, David Kayser, Jim Kile, Michael Mulcahey, Richard Owen, Dan Schurr and Duane Stenzel.

Item 5.	Other Information

On November 7, 2007, National Cooperative Refinery Association (NCRA), a subsidiary in which we have an approximate 74.5% ownership interest, renewed its existing committed line of revolving credit of $15 million for an additional year with a new maturity date of December 16, 2008.

Item 6.	Exhibits

Exhibit	Description

10.1	Fifth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to Exhibit 10.21C of our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007)
10.2	$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007. (Incorporated by reference to Exhibit 10.37 of our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

January 11, 2008