Form 10-Q
period 2008-02-29
CHS INC
filed 2008-04-09
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive	(651) 355-6000
Inver Grove Heights, MN 55077 (Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	April 9, 2008

NONE	NONE

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of February 29, 2008, August 31, 2007 and February 28, 2007	3
	Consolidated Statements of Operations for the three and six months ended February 29, 2008 and February 28, 2007	4
	Consolidated Statements of Cash Flows for the six months ended February 29, 2008 and February 28, 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4T.	Controls and Procedures	42

PART II. OTHER INFORMATION
Item 6.	Exhibits	43
SIGNATURE PAGE		44
Second Amendment Deferred Compensation Plan
Amendment No.5 Supp. Executive Retirement Plan
Amendment No.6 Supp. Executive Retirement Plan
Amend. No.1 Spec. Supp. Executive Retirement Plan
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2008.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	August 31,	February 28,
	2008	2007 *	2007 *
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$122,351	$357,712	$140,308
Receivables	2,012,859	1,401,251	1,082,763
Inventories	2,714,039	1,666,632	1,269,704
Derivative assets	1,028,869	247,082	351,150
Other current assets	1,241,153	264,181	420,497

Total current assets	7,119,271	3,936,858	3,264,422
Investments	848,710	880,592	754,670
Property, plant and equipment	1,873,945	1,728,171	1,563,174
Other assets	224,199	208,752	277,856

Total assets	$10,066,125	$6,754,373	$5,860,122

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$970,975	$672,571	$552,559
Current portion of long-term debt	107,108	98,977	61,704
Customer credit balances	272,745	110,818	106,261
Customer advance payments	1,269,252	161,525	215,206
Checks and drafts outstanding	197,585	143,133	106,089
Accounts payable	1,548,135	1,120,822	793,103
Derivative liabilities	694,584	177,209	210,173
Accrued expenses	298,199	255,631	246,879
Dividends and equities payable	197,682	374,294	142,668

Total current liabilities	5,556,265	3,114,980	2,434,642
Long-term debt	1,152,630	589,344	654,366
Other liabilities	371,409	377,208	385,759
Minority interests in subsidiaries	192,434	197,386	163,028
Commitments and contingencies
Equities	2,793,387	2,475,455	2,222,327

Total liabilities and equities	$10,066,125	$6,754,373	$5,860,122

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007 *	2008	2007 *
	(dollars in thousands)

Revenues	$6,891,345	$3,734,580	$13,416,731	$7,485,650
Cost of goods sold	6,633,720	3,586,639	12,844,469	7,115,275

Gross profit	257,625	147,941	572,262	370,375
Marketing, general and administrative	75,005	58,591	141,464	110,693

Operating earnings	182,620	89,350	430,798	259,682
Gain on investments	(230)	(11,400)	(95,178)	(16,748)
Interest, net	18,066	9,003	31,603	16,691
Equity income from investments	(45,413)	(12,315)	(76,603)	(16,846)
Minority interests	12,831	14,470	35,810	33,382

Income before income taxes	197,366	89,592	535,166	243,203
Income taxes	29,335	5,919	66,235	23,151

Net income	$168,031	$83,673	$468,931	$220,052

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 29,	February 28,
	2008	2007 *
	(dollars in thousands)

Cash flows from operating activities:
Net income	$468,931	$220,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	83,430	68,947
Amortization of deferred major repair costs	14,158	11,912
Income from equity investments	(76,603)	(16,846)
Distributions from equity investments	19,132	24,253
Minority interests	35,810	33,382
Noncash patronage dividends received	(1,341)	(1,133)
Gain on sale of property, plant and equipment	(4,298)	(2,840)
Gain on investments	(95,178)	(16,748)
Deferred taxes	39,931	23,151
Other, net	(627)	770
Changes in operating assets and liabilities:
Receivables	(603,924)	1,304
Inventories	(872,787)	(134,278)
Derivative assets	(781,787)	(276,877)
Other current assets and other assets	(704,771)	(196,150)
Customer credit balances	161,927	39,792
Customer advance payments	901,475	132,819
Accounts payable and accrued expenses	470,614	(92,605)
Derivative liabilities	517,375	112,363
Other liabilities	(4,130)	(110)

Net cash used in operating activities	(432,663)	(68,842)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(187,312)	(154,996)
Proceeds from disposition of property, plant and equipment	5,839	7,070
Expenditures for major repairs	(21,662)	(2,544)
Investments	(321,167)	(80,457)
Investments redeemed	34,168	2,989
Proceeds from sale of investments	114,198	10,918
Acquisition of business transaction, net	(13,024)
Changes in notes receivable	(6,368)	(15,350)
Acquisition of intangibles	(7,206)	(638)
Other investing activities, net	429	(2,557)

Net cash used in investing activities	(402,105)	(235,565)

Cash flows from financing activities:
Changes in notes payable	299,799	530,513
Long-term debt borrowings	600,000
Principal payments on long-term debt	(30,233)	(28,684)
Payments for bank fees on debt	(3,313)
Changes in checks and drafts outstanding	54,442	49,006
Distribution to minority owners	(49,331)	(22,294)
Costs incurred — capital equity certificates redeemed	(34)	(45)
Preferred stock dividends paid	(7,240)	(5,864)
Retirements of equities	(69,703)	(57,334)
Cash patronage dividends paid	(194,980)	(133,108)

Net cash provided by financing activities	599,407	332,190

Net (decrease) increase in cash and cash equivalents	(235,361)	27,783
Cash and cash equivalents at beginning of period	357,712	112,525

Cash and cash equivalents at end of period	$122,351	$140,308

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of February 29, 2008 and February 28, 2007, the statements of operations for the three and six months ended February 29, 2008 and February 28, 2007, and the statements of cash flows for the six months ended February 29, 2008 and February 28, 2007 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2007 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Commodity Price Risk

We are exposed to price fluctuations on energy, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. Our use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to our assessment of its exposure from expected price fluctuations.

We generally enter into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits we set and deem prudent for each of those commodities. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not currently designated or accounted for as hedging instruments for accounting purposes. These contracts are recorded on the Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

We also manage our risk by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. We are also exposed to loss in the event of nonperformance by the counterparties to the contracts and therefore, contract values are reviewed and adjusted to reflect potential nonperformance. These contracts are recorded on the Consolidated Balance Sheets at fair values based on the market prices of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in our Energy segment. The propane contracts within our Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Goodwill and Other Intangible Assets

Goodwill was $3.8 million on February 29, 2008, August 31, 2007 and February 28, 2007, and is included in other assets in the Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). The gross carrying amount of these intangible assets was $61.5 million with total accumulated amortization of $17.8 million as of February 29, 2008. Intangible assets of $17.1 million (includes $9.9 million related to the crop nutrients business transaction) and $2.8 million ($2.1 million non-cash) were acquired during the six months ended February 29, 2008 and February 28, 2007, respectively. Total amortization expense for intangible assets during the six-month periods ended February 29, 2008 and February 28, 2007, was $6.3 million and $1.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.9 million annually for the first year, $6.9 million for the next three years and $3.7 million for the following year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141R will depend on the nature, terms and size of business combinations completed after the effective date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Change in Accounting Principle — Turnarounds

During the first fiscal quarter of 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The comparative financial statements for the three months and six months ended February 28, 2007 have been adjusted to apply the new method retrospectively. These deferred costs are included in our Consolidated Balance Sheets in other assets. The amortization expenses are included in cost of goods sold in our Consolidated Statements of Operations. The following consolidated financial statement line items as of August 31, 2007 and February 28,

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2007 and for the three months and six months ended February 28, 2007, were affected by this change in accounting principle:

	August 31, 2007			February 28, 2007
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Consolidated Balance Sheets
Other current assets				$423,547	$(3,050)	$420,497
Other assets	$147,965	$60,787	$208,752	235,641	42,215	277,856
Accrued expenses	261,875	(6,244)	255,631	273,879	(27,000)	246,879
Other liabilities	359,198	18,010	377,208	363,686	22,073	385,759
Minority interests in subsidiaries	190,830	6,556	197,386	156,472	6,556	163,028
Equities	2,432,990	42,465	2,475,455	2,184,791	37,536	2,222,327

	Three Months Ended			Six Months Ended
	February 28, 2007			February 28, 2007
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Consolidated Statements of Operations
Cost of goods sold	$3,588,872	$(2,233)	$3,586,639	$7,117,666	$(2,391)	$7,115,275
Income before income taxes	87,359	2,233	89,592	240,812	2,391	243,203
Income taxes	5,050	869	5,919	22,221	930	23,151
Net income	82,309	1,364	83,673	218,591	1,461	220,052
Consolidated Statements of Cash Flows
Operating activities
Net income				218,591	1,461	220,052
Amortization of deferred major repair costs					11,912	11,912
Deferred taxes				22,221	930	23,151
Changes in operating assets and liabilities:
Other current assets and other assets				(199,200)	3,050	(196,150)
Accounts payable and accrued expenses				(84,996)	(7,609)	(92,605)
Other liabilities				7,090	(7,200)	(110)
Net cash (used in) provided by operating activities				(71,386)	2,544	(68,842)
Investing activities
Expenditures for major repairs					(2,544)	(2,544)
Net cash used in investing activities				(233,021)	(2,544)	(235,565)

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Receivables

	February 29,	August 31,	February 28,
	2008	2007	2007

Trade	$1,975,126	$1,366,428	$1,068,778
Other	105,118	97,783	70,409

	2,080,244	1,464,211	1,139,187
Less allowances for doubtful accounts	67,385	62,960	56,424

	$2,012,859	$1,401,251	$1,082,763

Note 4.	Inventories

	February 29,	August 31,	February 28,
	2008	2007	2007

Grain and oilseed	$1,552,203	$928,567	$598,351
Energy	409,926	490,675	387,020
Crop nutrients	307,680
Feed and farm supplies	361,897	178,167	229,590
Processed grain and oilseed	77,800	66,407	52,824
Other	4,533	2,816	1,919

	$2,714,039	$1,666,632	$1,269,704

Note 5.	Investments

As of February 29, 2008, US BioEnergy Corporation (US BioEnergy), an ethanol production company, owned and operated five ethanol plants and had three additional ethanol plants under construction. During the six months ended February 29, 2008, we purchased $6.5 million of additional shares of common stock in US BioEnergy, compared to $35.1 million during the six months ended February 28, 2007. As of February 29, 2008, our ownership in US BioEnergy was approximately 20%, and based upon the market value of $7.33 per share on that date, our investment had a market value of approximately $116.8 million. Management does not consider the decline in market value to be permanent, but rather reflective of currently high corn prices, for which corn is a major input in ethanol production. As of February 29, 2008, the carrying value of our investment in US BioEnergy of $145.6 million exceeded our share of their equity by $20.6 million, and represented equity method goodwill. Through February 29, 2008, we were recognizing earnings of US BioEnergy in our Processing segment, to the extent of our ownership interest, using the equity method of accounting. In November 2007, US BioEnergy and VeraSun Energy Corporation announced that they entered into a definitive merger agreement, and on March 31, 2008, they announced the closing of the merger which was effective as of April 1, 2008. Post-merger, our ownership in the combined entity is approximately 8%.

During the six months ended February 29, 2008, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. The operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing in four locations.

During the six months ended February 28, 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the six months

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

ended February 29, 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

Agriliance LLC (Agriliance) is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the six months ended February 29, 2008, our net contribution to Agriliance was $240.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets.

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

Receivables	$5,219
Inventories	174,620
Other current assets	256,390
Investments	6,096
Property, plant and equipment	29,682
Other assets	11,717
Customer advance payments	(206,252)
Accounts payable	(5,584)
Accrued expenses	(3,163)

Total net assets received	$268,725

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment.

As of February 29, 2008, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeded our share of their equity by $42.8 million. Of this basis difference, $3.2 million is being amortized over the remaining life of the corresponding assets, which is approximately four years. The balance of the basis difference represents equity method goodwill.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following provides summarized unaudited financial information for our unconsolidated significant equity investments in Ventura Foods and Agriliance, for the balance sheets as of February 29, 2008, August 31, 2007 and February 28, 2007 and statements of operations for the three-month and six-month periods as indicated below.

Ventura Foods, LLC

	For the Three Months Ended		For the Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Net sales	$479,133	$381,594	$960,091	$779,727
Gross profit	53,315	53,035	110,044	108,499
Net income	21,449	22,208	43,110	44,215

	February 29,	August 31,	February 28,
	2008	2007	2007

Current assets	$440,056	$269,156	$256,146
Non-current assets	481,273	470,359	441,605
Current liabilities	341,851	195,376	147,944
Non-current liabilities	309,347	309,221	307,954

Agriliance LLC

	For the Three Months Ended		For the Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Net sales	$187,660	$497,524	$398,250	$1,167,517
Gross profit	20,363	45,921	54,237	91,544
Net loss	(23,670)	(27,392)	(47,186)	(58,781)

	February 29,	August 31,	February 28,
	2008	2007	2007

Current assets	$614,617	$1,549,691	$1,789,935
Non-current assets	52,549	115,087	163,332
Current liabilities	297,953	1,214,774	1,583,710
Non-current liabilities	17,633	137,417	131,208

Note 6.	Notes Payable and Long-term Debt

As of August 31, 2007, we had a five-year revolving line of credit with a syndication of domestic and international banks in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility.

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. The debt is due in equal annual installments of $80.0 million during years 2013 through 2017.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In December 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

We have an existing Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies with an uncommitted shelf facility. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018.

In February 2008, we increased our short-term borrowing capacity by establishing a $500 million committed line of credit with a syndication of banks consisting of a 364-day revolving facility.

Note 7.	Interest, net

Interest, net for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Interest expense	$22,058	$12,844	$40,429	$24,127
Interest income	3,992	3,841	8,826	7,436

Interest, net	$18,066	$9,003	$31,603	$16,691

Note 8.	Income Taxes

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

The total amount of unrecognized tax benefits as of September 1, 2007 and February 29, 2008 was $7.5 million. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change.

Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1, 2007 and February 29, 2008, includes interest and penalties of $0.3 million.

We file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. It is not expected that the amount of unrecognized tax benefits will significantly change within the next twelve months.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Equities

Changes in equity for the six-month periods ended February 29, 2008 and February 28, 2007 are as follows:

	Fiscal 2008*	Fiscal 2007*

Balances, September 1, 2007 and 2006	$2,475,455	$2,053,466
Net income	468,931	220,052
Other comprehensive (loss) income	(56,241)	39,158
Patronage distribution	(555,150)	(380,009)
Patronage accrued	550,000	374,000
Equities retired	(69,703)	(57,334)
Equity retirements accrued	159,315	57,334
Equities issued in exchange for elevator properties	1,608	864
Preferred stock dividends	(7,240)	(5,864)
Preferred stock dividends accrued	2,413	1,955
Accrued dividends and equities payable	(177,616)	(83,084)
Other, net	1,615	1,789

Balances, February 29, 2008 and February 28, 2007	$2,793,387	$2,222,327

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

During the three months ended February 29, 2008 and February 28, 2007, we redeemed $46.4 million and $35.9 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 10.	Comprehensive Income

Total comprehensive income was $164.3 million and $96.6 million for the three months ended February 29, 2008 and February 28, 2007, respectively. For the six months ended February 29, 2008 and February 28, 2007, total comprehensive income was $412.7 million and $259.2 million, respectively. Total comprehensive income primarily consisted of net income and unrealized net gains or losses on available for sale investments for the three-month and six-month periods in fiscal 2008. Accumulated other comprehensive loss on February 29, 2008, was $43.2 million and primarily consisted of pension liability adjustments and unrealized net gains or losses on available for sale investments. On August 31, 2007 and February 28, 2007, accumulated other comprehensive income was $13.0 million and $52.3 million, respectively.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Employee Benefit Plans

Employee benefits information for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007

Components of net periodic benefit costs for the three months ended February 29 and February 28:
Service cost	$3,920	$3,556	$315	$258	$262	$223
Interest cost	5,411	4,817	550	362	425	419
Expected return on plan assets	(7,847)	(7,380)
Unrecognized net asset obligation amortization					183
Prior service cost amortization	541	222	144	106	(80)	(128)
Actuarial loss (gain) amortization	1,335	1,381	215	39	(64)	(6)
Transition amount amortization					50	234

Net periodic benefit cost	$3,360	$2,596	$1,224	$765	$776	$742

Components of net periodic benefit costs for the six months ended February 29 and February 28:
Service cost	$7,693	$7,180	$623	$512	$523	$479
Interest cost	10,624	9,634	1,095	722	850	835
Expected return on plan assets	(15,651)	(14,591)
Unrecognized net asset obligation amortization					367
Prior service cost amortization	1,082	433	289	231	(160)	(256)
Actuarial loss (gain) amortization	2,435	2,883	421	55	(129)	(20)
Transition amount amortization					101	468

Net periodic benefit cost	$6,183	$5,539	$2,428	$1,520	$1,552	$1,506

Employer Contributions:

National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, expects to contribute $3.3 million to its pension plan during fiscal 2008. No other contributions are expected.

Note 12.	Segment Reporting

We have aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

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

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Three Months Ended February 29, 2008
Revenues	$2,399,044	$4,273,984	$290,049	$9,147	$(80,879)	$6,891,345
Cost of goods sold	2,321,630	4,120,071	273,642	(744)	(80,879)	6,633,720

Gross profit	77,414	153,913	16,407	9,891	—	257,625
Marketing, general and administrative	24,834	35,908	6,521	7,742		75,005

Operating earnings	52,580	118,005	9,886	2,149	—	182,620
Gain on investments			(230)			(230)
Interest, net	(3,738)	17,417	5,441	(1,054)		18,066
Equity income from investments	(1,153)	(19,481)	(23,320)	(1,459)		(45,413)
Minority interests	12,762	69				12,831

Income before income taxes	$44,709	$120,000	$27,995	$4,662	$—	$197,366

Intersegment revenues	$(71,359)	$(9,429)	$(91)		$80,879	$—

For the Three Months Ended February 28, 2007
Revenues	$1,713,683	$1,883,836	$177,936	$8,442	$(49,317)	$3,734,580
Cost of goods sold	1,629,477	1,841,801	165,576	(898)	(49,317)	3,586,639

Gross profit	84,206	42,035	12,360	9,340	—	147,941
Marketing, general and administrative	22,224	23,703	6,044	6,620		58,591

Operating earnings	61,982	18,332	6,316	2,720	—	89,350
Gain on investments			(11,400)			(11,400)
Interest, net	(624)	7,412	3,879	(1,664)		9,003
Equity (income) loss from investments	(1,081)	8,210	(18,345)	(1,099)		(12,315)
Minority interests	14,448	22				14,470

Income before income taxes	$49,239	$2,688	$32,182	$5,483	$—	$89,592

Intersegment revenues	$(48,432)	$(795)	$(90)		$49,317	$—

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Six Months Ended February 29, 2008
Revenues	$4,920,732	$8,109,235	$533,345	$16,773	$(163,354)	$13,416,731
Cost of goods sold	4,696,365	7,806,529	506,759	(1,830)	(163,354)	12,844,469

Gross profit	224,367	302,706	26,586	18,603	—	572,262
Marketing, general and administrative	47,400	66,596	12,018	15,450		141,464

Operating earnings	176,967	236,110	14,568	3,153	—	430,798
(Gain) loss on investments	(17)	(94,545)	381	(997)		(95,178)
Interest, net	(9,584)	32,545	10,465	(1,823)		31,603
Equity income from investments	(2,316)	(26,674)	(44,458)	(3,155)		(76,603)
Minority interests	35,683	127				35,810

Income before income taxes	$153,201	$324,657	$48,180	$9,128	$—	$535,166

Intersegment revenues	$(149,323)	$(13,850)	$(181)		$163,354	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$154,117	$28,057	$2,932	$2,206		$187,312

Depreciation and amortization	$48,581	$24,218	$7,616	$3,015		$83,430

Total identifiable assets at February 29, 2008	$2,682,038	$5,718,242	$807,174	$858,671		$10,066,125

For the Six Months Ended February 28, 2007
Revenues	$3,567,092	$3,688,452	$332,960	$15,748	$(118,602)	$7,485,650
Cost of goods sold	3,332,105	3,588,644	314,039	(911)	(118,602)	7,115,275

Gross profit	234,987	99,808	18,921	16,659	—	370,375
Marketing, general and administrative	43,211	42,988	12,000	12,494		110,693

Operating earnings	191,776	56,820	6,921	4,165	—	259,682
Gain on investments		(5,348)	(11,400)			(16,748)
Interest, net	(239)	12,582	6,766	(2,418)		16,691
Equity (income) loss from investments	(2,137)	18,799	(31,195)	(2,313)		(16,846)
Minority interests	33,409	(27)				33,382

Income before income taxes	$160,743	$30,814	$42,750	$8,896	$—	$243,203

Intersegment revenues	$(116,252)	$(2,176)	$(174)		$118,602	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$130,385	$15,540	$7,918	$1,153		$154,996

Depreciation and amortization	$42,394	$16,633	$7,271	$2,649		$68,947

Total identifiable assets at February 28, 2007	$2,262,959	$2,321,157	$632,690	$643,316		$5,860,122

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit for related companies. As of February 29, 2008, our bank covenants allowed maximum guarantees of $150.0 million, of which $50.5 million was outstanding. In March 2008, we amended our bank covenants to allow maximum guarantees of $500.0 million. All outstanding loans with respective creditors are current as of February 29, 2008.

Cofina Financial, in which we have a 49% ownership interest, makes seasonal and term loans to cooperatives and individual agricultural producers. We may, at our own discretion, choose to guarantee certain loans made by Cofina Financial. In addition, we also guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of February 29, 2008 are as follows:

	Guarantee/		Exposure on
	Maximum		February 29,			Triggering	Recourse	Assets Held
Entities	Exposure		2008	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150		$5	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Provista Renewable Fuels Marketing, LLC	$10,000		3,231	Obligations by Provista under credit agreement	None stated	Credit agreement default	Subrogation against Provista	None
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000		16,250	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$12,193		5,172	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/	Exposure on
	Maximum	February 29,			Triggering	Recourse	Assets Held
Entities	Exposure	2008	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Cofina Financial, LLC	$18,200	18,200	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Ag Business segment subsidiaries	$2,810		Contribution obligations as a participating employer in the Co-op Retirement Plan	None stated	Nonpayment	None	None

		$50,532

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

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

Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the six months ended February 29, 2008, we contributed $240.0 million, net to Agriliance to support their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets.

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

During the first fiscal quarter of 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The affect of this change in accounting principle to our Consolidated Statement of Operations for the three and six months ended February 28, 2007, was to increase net income by $1.4 million and $1.5 million, respectively. In addition, equity was increased by $42.5 million and $37.5 million as of August 31, 2007 and February 28, 2007, respectively.

Effective September 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. FIN 48 requires a taxpayer to determine whether a tax position is more likely than not (greater than 50 percent) to be sustained based solely on the technical merits of the position. If this threshold is met, the tax benefit is measured and recognized at the largest amount that is greater than 50 percent likely of being realized. The total amount of unrecognized tax benefits as of September 1, 2007 and February 29, 2008 was $7.5 million. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change. Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1, 2007 and February 29, 2008, includes interest and penalties of $0.3 million. We file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. It is not expected that the amount of unrecognized tax benefits will significantly change within the next twelve months.

Recent Events

In November 2007, US BioEnergy and VeraSun Energy Corporation announced that they have entered into a definitive merger agreement, and on March 31, 2008, they announced the closing of the merger which was effective as of April 1, 2008. Post-merger, our ownership in the combined entity is approximately 8%.

On April 1, 2008, we purchased US BioEnergy’s 50% interest in Provista, making CHS the sole owner of Provista.

On April 1, 2008, we acquired Legacy Foods LLC, a producer of soy-based food products. This business acquisition will be included in our Processing segment.

Results of Operations

Comparison of the three months ended February 29, 2008 and February 28, 2007

General.  We recorded income before income taxes of $197.4 million during the three months ended February 29, 2008 compared to $89.6 million during the three months ended February 28, 2007, an increase of $107.8 million (120%). These results reflected increased pretax earnings in our Ag Business segment, and were partially offset by decreased earnings in our Energy and Processing segments, along with reduced earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $44.7 million for the three months ended February 29, 2008 compared to $49.2 million in the three months ended February 28, 2007. This decrease in earnings of $4.5 million (9%) is primarily from a net reduction to margins on refined fuels, which resulted mainly from lower margins at both our Laurel, Montana refinery and, to a lesser extent, at our NCRA refinery in McPherson, Kansas. Earnings in our lubricants and renewable fuels marketing businesses increased, while propane and transportation operations earnings decreased during the three months ended February 29, 2008 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $120.0 million for the three months ended February 29, 2008 compared to $2.7 million in the three months ended February 28, 2007, an increase in earnings of $117.3 million. As previously discussed, during the first quarter of fiscal 2008, we acquired the crop nutrients business of Agriliance which generated $7.3 million in earnings for the three months ended February 29, 2008. Prior to the acquisition, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by both our grain marketing and country operations businesses. Our grain marketing operations improved earnings by $87.7 million during the three months ended February 29, 2008 compared with the same three-month period in fiscal 2007, primarily from increased grain volumes, greater margins on those grains, and strong earning performances from our joint ventures. Our country operations earnings increased $20.6 million, primarily as a result of overall improved product margins, including historically high volumes and margins on grain, and improved margins on feed, agronomy and energy transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs, shifted marketing patterns and dynamics for our grain marketing business. Improved retail margins generated by Agriliance, an agronomy joint venture in which we hold a 50% interest, net of allocated internal expenses, resulted in a $1.7 million increase in our share of that joint venture’s earnings.

Our Processing segment generated income before income taxes of $28.0 million for the three months ended February 29, 2008 compared to $32.2 million in the three months ended February 28, 2007, a decrease in earnings of $4.2 million (13%). Our share of earnings from our wheat milling joint ventures, net of allocated expenses, generated improved net earnings of $11.7 million for the three months ended February 29, 2008 compared to the same period in the prior year. Oilseed processing earnings increased $3.0 million during the three months ended February 29, 2008 compared to the same period in the prior year, primarily due to improved margins in our crushing operations, partially offset by decreased margins in our refining operations. Our share of pretax earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, decreased $7.2 million for the three months ended February 29, 2008 compared to the same period in the prior year. Also, in August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $0.5 million during the three months ended February 29, 2008, compared to the same period in the prior year.

Corporate and Other generated income before income taxes of $4.7 million for the three months ended February 29, 2008 compared to $5.5 million in the three months ended February 28, 2007, a decrease in earnings of $0.8 million (15%). This reduction in earnings is primarily attributable to our business solutions’ insurance services, partially offset by our financial services.

Net Income.  Consolidated net income for the three months ended February 29, 2008 was $168.0 million compared to $83.7 million for the three months ended February 28, 2007, which represents a $84.3 million (101%) increase.

Revenues.  Consolidated revenues were $6.9 billion for the three months ended February 29, 2008 compared to $3.7 billion for the three months ended February 28, 2007, which represents a $3.2 billion (85%) increase. In September, 2007 we began consolidating revenues from our crop nutrients business acquisition as previously discussed.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.3 billion increased by $662.4 million (40%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. During the three months ended February 29, 2008 and February 28, 2007, our Energy segment recorded revenues from our Ag Business segment of $71.4 million and $48.4 million, respectively. The net increase in revenues of $662.4 million is comprised of a $98.6 million net increase in sales volume and a net increase of $563.8 million related to price appreciation on refined fuels and propane products. Refined fuels revenues increased $451.1 million (44%), of which $443.7 million was related to a net average selling price increase and $7.4 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.78 per gallon (44%) and volumes increased less than 1% when comparing the three months ended February 29, 2008 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $66.6 million (33%), mostly from a 35% increase in volumes when compared with the same three-month period in the previous year. Propane revenues increased by $56.3 million (21%), of which $84.2 million related to an increase in the net average selling price, and were partially offset by $27.9 million related to a decrease in volumes, when compared to the same period in the previous year. Propane sales volume decreased 8% in comparison to the same period of the prior year, while the average selling price increased $0.34 per gallon (31%). Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the three months ended February 29, 2008 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects reduced demand caused by higher prices.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $4.3 billion, increased $2.4 billion (127%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. Grain revenues in our Ag Business segment totaled $3,576.1 million and $1,663.0 million during the three months ended February 29, 2008 and February 28, 2007, respectively. Of the grain revenues increase of $1,913.1 million (115%), $922.8 million is due to increased average grain selling prices and $990.3 million is attributable to increased volumes during the three months ended February 29, 2008 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.90 per bushel (55%). The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $9.04, $6.06 and $0.94, respectively, when compared to the prices of those same grains for the three months ended February 28, 2007. Volumes increased 38% during the three months ended February 29, 2008 compared with the same period of a year ago. Wheat, corn and soybeans reflected the largest volume increases compared to the three months ended February 28, 2007. Beginning in September 2007, we began recording revenues from our crop nutrients business acquisition reflecting $397.9 million for the three months ended February 29, 2008. Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $290.6 million increased by $70.6 million (32%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007, primarily the result of increased revenues of energy, crop nutrient, feed, crop protection and processed sunflower products. Other revenues within our Ag Business segment of $32.5 million during the three months ended February 29, 2008 increased $8.7 million (36%) compared to the three months ended February 28, 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $290.0 million increased $112.1 million (63%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. Because our wheat milling and packaged foods operations are operated through non-

consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $52.0 million, while processed soybean volumes increased 9%, accounting for an increase in revenues of $13.8 million. Oilseed refining revenues increased $45.4 million (58%), of which $39.8 million was due to higher average sales prices and $5.6 million was due to a 5% net increase in sales volume. The average selling price of processed oilseed increased $97 per ton and the average selling price of refined oilseed products increased $0.16 per pound compared to the same three-month period of fiscal 2007. The changes in the average selling price of products are primarily driven by the average higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $6.6 billion increased $3.0 billion (85%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.3 billion increased by $669.2 million (42%) during the three months ended February 29, 2008 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.78 (44%) per gallon and volumes increased less than 1% compared to the three months ended February 28, 2007. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 28, 2007. The average per unit cost of crude oil purchased for the two refineries increased 54% compared to the three months ended February 28, 2007. Renewable fuels marketing cost increased $65.9 million (33%), mostly from a 35% increase in volumes when compared with the same three-month period in the previous year. The average cost of propane increased $0.33 (31%) per gallon, while volumes decreased 8% compared to the three months ended February 28, 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $4.1 billion increased $2.3 billion (123%) during the three months ended February 29, 2008 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3,455.7 million and $1,636.4 million during the three months ended February 29, 2008 and February 28, 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1,819.3 million (111%) compared to the three months ended February 28, 2007. This is the result of an increase of $2.71 (53%) in the average cost per bushel along with a 38% net increase in bushels sold as compared to the prior year. Wheat, corn and soybeans reflected the largest volume increases compared to the three months ended February 28, 2007. Commodity prices on spring wheat, soybeans and corn have increased compared to the prices that were prevalent during the same three-month period in 2007. Beginning in September, 2007 we began recording cost of goods sold from our crop nutrients business acquisition reflecting $382.2 million for the three months ended February 29, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended February 29, 2008 compared to the three months ended February 28, 2007, primarily due to higher volumes and price per unit costs for energy, crop nutrient, feed, crop protection and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $273.6 million, increased $108.1 million (65%) compared to the three months ended February 28, 2007, which was primarily due to increased costs of soybeans in addition to volume increases in oilseed refining and soybean crushing.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $75.0 million for the three months ended February 29, 2008 increased by $16.4 million (28%) compared to the three months ended February 28, 2007. The net increase of $16.4 million includes $7.6 million from our crop nutrients business reflected in our Ag Business segment, which were previously netted in our equity investment reported earnings of Agriliance. The remaining net change of $8.8 million (15%) includes increased performance-based incentive plan expense, in addition to other employee benefits (primarily medical and pension), general inflation and other acquisitions.

Gain on Investments.  In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the three months ended February 29, 2008, our investment in US BioEnergy reflected a slight change in ownership resulting in a net gain of $0.2 million. These gains are reflected in our Processing segment.

Interest, net.  Net interest of $18.1 million for the three months ended February 29, 2008 increased $9.1 million (101%) compared to the same period in fiscal 2007. Interest expense for the three months ended February 29, 2008 and February 28, 2007 was $22.1 million and $12.8 million, respectively. Interest income, generated primarily from marketable securities, was $4.0 million and $3.8 million, for the three months ended February 29, 2008 and February 28, 2007, respectively. The interest expense increase of $9.3 million (72%) includes an increase in short-term borrowings, primarily created by higher working capital needs, and partially offset by a decrease in the average short-term interest rate and an increase in capitalized interest of $1.6 million. For the three months ended February 29, 2008 and February 28, 2007, we capitalized interest of $4.2 million and $2.6 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $510.3 million during the three months ended February 29, 2008 compared to the same three-month period in fiscal 2007, and the average short-term interest rate decreased 1.15%. Higher commodity prices within our Ag Business segment in addition to increased volumes and working capital needs from our crop nutrients business acquisition increased that segment’s interest, net by $10.0 million. Also, in October, 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The interest income net increase of $0.2 million (4%), was primarily at NCRA within our Energy segment, and relates to marketable securities, which were partially offset by reduced interest income in Corporate and Other relating to a decrease of interest income on our hedging and other services.

Equity Income from Investments.  Equity income from investments of $45.4 million for the three months ended February 29, 2008 increased $33.1 million compared to the three months ended February 28, 2007. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.1 million for Energy, $27.7 million for Ag Business, $5.0 million for Processing and $0.3 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $27.7 million from equity investments. Our share of equity investment earnings or losses in Agriliance decreased earnings by $0.8 million and a Canadian agronomy holding company showed improved earnings by $1.9 million. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had an improvement of $26.5 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended February 29, 2008 compared to the same period the previous year. The improvement in earnings is primarily related to increased volumes. Our country operations business reported an aggregate increase in equity investment earnings of $0.2 million from several small equity investments.

Our Processing segment generated improved earnings of $5.0 million from equity investments. During fiscal years 2006, 2007 and through February 29, 2008, we invested $121.9 million in US BioEnergy, an ethanol manufacturing company, and recorded reduced equity investment earnings of $6.6 million during the three months ended February 29, 2008 compared to the same period in the previous year, primarily from reduced margin resulting from higher input costs. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded slightly reduced earnings of $0.4 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $12.0 million, net compared to the same three-month period in fiscal 2007. Ventura Foods’ decrease in earnings was primarily due to higher selling, general and administrative expenses. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s improved results were related to merchandising margins during the three months ended February 29, 2008. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.1 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.3 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to the three months ended February 28, 2007.

Minority Interests.  Minority interests of $12.8 million for the three months ended February 29, 2008 decreased by $1.6 million (11%) compared to the three months ended February 28, 2007. This net increase was a result of less profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $29.3 million for the three months ended February 29, 2008 compares with $5.9 million for the three months ended February 28, 2007, resulting in effective tax rates of 14.9% and 6.6%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 29, 2008 and February 28, 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the six months ended February 29, 2008 and February 28, 2007

General.  We recorded income before income taxes of $535.2 million during the six months ended February 29, 2008 compared to $243.2 million during the six months ended February 28, 2007, an increase of $292.0 million (120%). These results reflected increased pretax earnings in each of our Ag Business and Processing segments and in Corporate and Other, and were partially offset by decreased earnings in our Energy segment.

Our Energy segment generated income before income taxes of $153.2 million for the six months ended February 29, 2008 compared to $160.7 million in the six months ended February 28, 2007. This decrease in earnings of $7.5 million (5%) is primarily from a net reduction to margins on refined fuels, which resulted mainly from a planned major maintenance, during which time our production was reduced at our Laurel, Montana refinery along with lower margins at that facility and were partially offset by improved margins at our NCRA refinery in McPherson, Kansas, which resulted from continued strong global demand and tight supply in our trade area. Earnings in our lubricants, propane, transportation and renewable fuels marketing businesses also improved during the six months ended February 29, 2008 when compared to the same six-month period of the previous year.

Our Ag Business segment generated income before income taxes of $324.7 million for the six months ended February 29, 2008 compared to $30.8 million in the six months ended February 28, 2007, an increase in earnings of $293.9 million. In our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. As previously discussed, during the first quarter of fiscal 2008, we acquired the crop nutrients business of Agriliance which generated $20.1 million in earnings for the six months ended February 29, 2008.

Prior to the acquisition, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by both our grain marketing and country operations businesses. Our country operations earnings increased $44.8 million, primarily as a result of overall improved product margins, including historically high margins on grain, agronomy, feed and processed sunflower transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $134.1 million during the six months ended February 29, 2008 compared with the same six-month period in fiscal 2007, primarily from increased grain volumes and improved margins, and also included strong earning performances from our joint ventures. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs, shifted marketing patterns and dynamics for our grain marketing business. Improved retail margins generated by Agriliance, an agronomy joint venture in which we hold a 50% interest, net of allocated internal expenses, resulted in an $8.5 million increase in our share of that joint venture’s earnings.

Our Processing segment generated income before income taxes of $48.2 million for the six months ended February 29, 2008 compared to $42.8 million in the six months ended February 28, 2007, an increase in earnings of $5.4 million (13%). Oilseed processing earnings increased $5.7 million during the six months ended February 29, 2008 compared to the same period in the prior year, primarily due to improved margins in our crushing operations, partially offset by slightly decreased margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, reported improved net earnings of $18.2 million for the six months ended February 29, 2008 compared to the same period in the prior year. Our share of pretax earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, decreased $6.4 million for the six months ended February 29, 2008 compared to the same period in the prior year. Also, in August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $0.4 million during the six months ended February 29, 2008, compared to the same period in the prior year.

Corporate and Other generated income before income taxes of $9.1 million for the six months ended February 29, 2008 compared to $8.9 million in the six months ended February 28, 2007, an increase in earnings of $0.2 million (3%). This improvement is primarily attributable to our business solutions’ financial and hedging services.

Net Income.  Consolidated net income for the six months ended February 29, 2008 was $468.9 million compared to $220.1 million for the six months ended February 28, 2007, which represents a $248.8 million (113%) increase.

Revenues.  Consolidated revenues were $13.4 billion for the six months ended February 29, 2008 compared to $7.5 billion for the six months ended February 28, 2007, which represents a $5.9 billion (79%) increase. In September, 2007 we began consolidating revenues from our crop nutrients business acquisition as previously discussed.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $4.8 billion increased by $1.3 billion (38%) during the six months ended February 29, 2008 compared to the six months ended February 28, 2007. During the six months ended February 29, 2008 and February 28, 2007, our Energy segment recorded revenues from our Ag Business segment of $149.3 million and $116.3 million, respectively. The net increase in revenues of $1,320.6 million is comprised of a $295.7 million net increase in sales volume and a net increase of $1,024.9 million related to price appreciation on refined fuels and propane products. Refined fuels revenues increased $934.0 million (41%), of which $857.2 million was related to a net average selling price increase and $76.8 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.68 per gallon (37%) and volumes increased 2% when comparing the six months ended February 29, 2008 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $156.9 million (47%), mostly from a 54% increase in volumes when compared with the same six-month period in the previous year. Propane revenues increased by $66.6 million (15%), of which $125.9 million related to an increase in the net average selling price, and were partially offset by $59.3 million related to a decrease in volumes, when compared to the same period in the previous year. Propane sales volume decreased 11% in comparison to the same period of the prior year, while the average selling price increased $0.32 per gallon (29%). Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the six months ended February 29, 2008 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of crop drying season with less moisture in the fall 2007 crop and reduced demand due to higher prices.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $8.1 billion, increased $4.4 billion (120%) during the six months ended February 29, 2008 compared to the six months ended February 28, 2007. Grain revenues in our Ag Business segment totaled $6,458.3 million and $3,167.6 million during the six months ended February 29, 2008 and February 28, 2007, respectively. Of the grain revenues increase of $3,290.7 million (104%), $1,582.2 million is due to increased average grain selling prices and $1,708.5 million is attributable to increased volumes during the six months ended February 29, 2008 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.45 per bushel (50%). The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodities increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $6.55, $5.06 and $0.76, respectively, when compared to the prices of those same grains for the six months ended February 28, 2007. Volumes increased 36% during the six months ended February 29, 2008 compared with the same period of a year ago. Wheat, corn, soybeans and barley reflected the largest volume increases compared to the six months ended February 28, 2007. Beginning in September, 2007 we began recording revenues from our crop nutrients business acquisition reflecting $931.3 million for the six months ended February 29, 2008. Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $705.8 million increased by $187.1 million (36%) during the six months ended February 29, 2008 compared to the six months ended February 28, 2007, primarily the result of increased revenues of crop nutrient, energy, feed, crop protection and processed sunflower products. Other revenues within our Ag Business segment of $74.6 million during the six months ended February 29, 2008 increased $17.9 million (32%) compared to the six months ended February 28, 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $533.2 million increased $200.4 million (60%) during the six months ended February 29, 2008 compared to the six months ended February 28, 2007. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $86.4 million, while processed soybean volumes increased 11%, accounting for an increase in revenues of $27.8 million. Oilseed refining revenues increased $83.1 million (53%), of which $69.8 million was due to higher average sales prices and $13.3 million was due to a 6% net increase in sales volume. The average selling price of processed oilseed increased $86 per ton and the average selling price of refined oilseed products increased $0.14 per pound compared to the same six-month period of fiscal 2007. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Cost of goods sold of $12.8 billion increased $5.7 billion (81%) during the six months ended February 29, 2008 compared to the six months ended February 28, 2007.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $4.5 billion increased by $1.3 billion (41%) during the six months ended February 29, 2008 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.71 (40%) per gallon and volumes increased 2% compared to the six months ended February 28, 2007. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2007. The average per unit cost of crude oil purchased for the two refineries increased 48% compared to the six months ended February 28, 2007. The average cost of propane increased $0.31 (29%) per gallon, while volumes decreased 11% compared to the six months ended February 28, 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $7.8 billion increased $4.2 billion (117%) during the six months ended February 29, 2008 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $6.2 billion and $3.1 billion during the six months ended February 29, 2008 and February 28, 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $3.1 billion (101%) compared to the six months ended February 28, 2007. This is the result of an increase of $2.30 (48%) in the average cost per bushel along with a 36% net increase in bushels sold as compared to the prior year. Wheat, corn, soybeans and barley reflected the largest volume increases compared to the six months ended February 28, 2007. Commodity prices on soybeans, spring wheat and corn have increased compared to the prices that were prevalent during the same six-month period in 2007. Beginning in September, 2007 we began recording cost of goods sold from our crop nutrients business acquisition reflecting $894.2 million for the six months ended February 29, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the six months ended February 29, 2008 compared to the six months ended February 28, 2007, primarily due to higher volumes and price per unit costs for crop nutrient, energy, feed and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $506.6 million, increased $192.7 million (61%) compared to the six months ended February 28, 2007, which was primarily due to increased costs of soybeans in addition to volume increases in oilseed refining and soybean crushing.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $141.5 million for the six months ended February 29, 2008 increased by $30.8 million (28%) compared to the six months ended February 28, 2007. The net increase of $30.8 million includes $14.3 million from our crop nutrients business reflected in our Ag Business segment, which were previously netted in our equity investment reported earnings of Agriliance. The remaining net change of $16.5 million (15%) includes increased performance-based incentive plan expense, in addition to other employee benefits (primarily medical and pension), general inflation and other acquisitions.

Gain on Investments.  During our first fiscal quarter in 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the six months ended February 29, 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also during the six months ended February 29, 2008 included in our Energy and Ag Business segments and Corporate and Other were gains on available for sale securities sold of $17 thousand, $2.9 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.4 million in our Processing segment. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy.

Interest, net.  Net interest of $31.6 million for the six months ended February 29, 2008 increased $14.9 million (89%) compared to the same period in fiscal 2007. Interest expense for the six months ended February 29, 2008 and February, 2007 was $40.4 million and $24.1 million, respectively. Interest income, generated primarily from marketable securities, was $8.8 million and $7.4 million, for the six months ended February 29, 2008 and February 28, 2007, respectively. The interest expense increase of $16.3 million (68%) includes an increase in short-term borrowings, primarily created by higher working capital needs, partially offset by an increase in capitalized interest of $4.1 million. For the six months ended February 29, 2008 and February 28, 2007, we capitalized interest of $8.5 million and $4.4 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $578.4 million during the six months ended February 29, 2008 compared to the same six-month period in fiscal 2007, and the average short-term interest rate decreased 0.61%. Higher commodity prices primarily within our Ag Business segment in addition to increased volumes and working capital needs from our crop nutrients business acquisition increased that segment’s interest, net by $20.0 million. Also, in October, 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The interest income net increase of $1.4 million (19%), was primarily at NCRA within our Energy segment, and relates to marketable securities, and were partially offset by reduced interest income in Corporate and Other relating to a decrease of interest income on our hedging and other services.

Equity Income from Investments.  Equity income from investments of $76.6 million for the six months ended February 29, 2008 increased $59.8 million compared to the six months ended February 28, 2007. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.2 million for Energy, $45.5 million for Ag Business, $13.3 million for Processing and $0.8 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $45.5 million from equity investments. Our share of equity investment earnings or losses in Agriliance increased earnings by $5.1 million and includes improved margins for their retail operations. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had an improvement of $38.7 million from our share of equity investment earnings in our grain marketing joint ventures during the six months ended February 29, 2008 compared to the same period the previous year. The improvement in earnings is primarily related to increased volumes. Our country operations business reported an aggregate increase in equity investment earnings of $1.7 million from several small equity investments.

Our Processing segment generated improved earnings of $13.3 million from equity investments. During fiscal years 2006, 2007 and through February 29, 2008, we invested $121.9 million in US BioEnergy, an ethanol manufacturing company, and recorded reduced equity investment earnings of $4.9 million during the six months ended February 29, 2008 compared to the same period in the previous year, primarily from reduced margins resulting from higher input costs. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded slightly reduced earnings of $0.6 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $18.9 million, net compared to the same six-month period in fiscal 2007. Ventura Foods’ decrease in earnings was primarily due to higher selling, general and administrative expenses. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s improved results were related to merchandising margins during the six months ended February 29, 2008. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.2 million related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.8 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to the six months ended February 28, 2007.

Minority Interests.  Minority interests of $35.8 million for the six months ended February 29, 2008 increased by $2.4 million (7%) compared to the six months ended February 28, 2007. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same six-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $66.2 million for the six months ended February 29, 2008 compares with $23.2 million for the six months ended February 28, 2007, resulting in effective tax rates of 12.4% and 9.5%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 29, 2008 and February 28, 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On February 29, 2008, we had working capital, defined as current assets less current liabilities, of $1,563.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. On February 28, 2007, we had working capital of $829.8 million and a current ratio of 1.3 to 1.0 compared to working capital of $848.3 million and a current ratio of 1.5 to 1.0 on August 31, 2006. During the six months ended February 29, 2008, increases in working capital included the impact of the cash received from additional long-term borrowings of $600.0 million and a distribution of crop nutrients net assets received from Agriliance, our agronomy joint venture, as previously discussed.

On February 29, 2008, our committed line of credit consisted of a five-year revolving facility in the amount of $1.3 billion. This credit facility was established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On February 29, 2008, we had $797.8 million outstanding on this line of credit compared with $440.0 million outstanding on the credit facility in place on February 28, 2007. In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolver. On February 29, 2008, we had $130.0 million outstanding on the 364-day revolver. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On February 29, 2008, we had $36.7 million of commercial paper outstanding compared with $99.1 million outstanding on February 28, 2007. Due to recent appreciation in commodity prices, as further discussed in “Cash Flows from Operations”, our average borrowings have been much higher in comparison to prior years. With our recent long-term borrowings and our additional short-term borrowing capacity, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Our cash flows used in operating activities were $432.7 million and $68.8 million for the six months ended February 29, 2008 and February 28, 2007, respectively. The fluctuation in cash flows when comparing the two periods is primarily from greater net income, income from equity investments and gains on investments, and a larger net increase in operating assets and liabilities during the six months ended February 29, 2008 compared to February 28, 2007. Grain prices have been volatile, and because we hedge most of our grain positions with futures contracts on regulated exchanges, volatile prices create margin calls, which are reflected in other current assets and are a use of cash. In addition, higher commodity prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities used net cash of $432.7 million during the six months ended February 29, 2008. Net income of $468.9 million and net non-cash expenses and cash distributions from equity investments of $14.4 million were exceeded by an increase in net operating assets and liabilities of $916.0 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $97.6 million, deferred tax expense of $39.9 million and minority interests of $35.8 million, partially offset by gains on investments of $95.2 million and income from equity investments, net of redemptions from those investments, of $57.5 million. Gains on investments were previously discussed in “Results of Operations”, and primarily includes the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories, derivative assets and hedging deposits, included in other current assets, partially offset by an increase in customer advance payments, derivative liabilities, and accounts payable and accrued expenses on February 29, 2008, when compared to August 31, 2007. On February 29, 2008, the market prices of our three primary grain commodities, spring wheat, soybeans and corn, increased by $11.33 (164%) per bushel, $6.54 (75%) per bushel and $2.22 (69%) per bushel, respectively, when compared to the prices on August 31, 2007. Grain inventory quantities in our Ag Business segment increased by 19.6 million bushels (13%) when comparing inventories at February 29, 2008 to August 31, 2007. In addition, our feed and farm supplies inventories in our Ag Business segment increased significantly during the period as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. In general, crude oil prices increased $27.80 (38%) per barrel on February 29, 2008 when compared to August 31, 2007.

Our operating activities used net cash of $68.8 million during the six months ended February 28, 2007. Net income of $220.1 million and net non-cash expenses and cash distributions from equity investments of $124.8 million were exceeded by an increase in net operating assets and liabilities of $413.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $80.9 million, redemptions from equity investments net of income from those investments of $7.4 million, minority interests of $33.4 million and deferred tax expense of $23.2 million, which were partially offset by a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock, included in our Ag Business segment, and an $11.4 million non-cash gain in our Processing segment from US BioEnergy’s IPO transaction as previously discussed in “Results of Operations”. The increase in net operating assets and liabilities was caused primarily by an increase of $339.9 million in derivative assets and hedging deposits (included in other current assets), partially offset by an increase in derivative liabilities of $112.4 million, due to increases in grain prices on February 28, 2007 when compared to August 31, 2006. Increases in inventories also caused an increase in net operating assets and liabilities. On February 28, 2007, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $1.93 per bushel (83%), $2.31 per bushel (43%) and $0.55 per bushel (12%), respectively, when compared to August 31, 2006. Grain inventory quantities increased in our Ag

Business segment by 8.5 million bushels (8%) when comparing inventories on February 28, 2007 to August 31, 2006. In addition, our feed and farm supplies inventories in our Ag Business segment increased significantly during the period (66%), as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. Our energy inventories decreased 14% as crude oil prices in general decreased $8.47 per barrel (12%) on February 28, 2007 as compared to August 31, 2006.

Crude oil prices are expected to be volatile in the foreseeable future, but related inventories and receivables turn over in a relatively short period, thus somewhat mitigating the effects on operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. Demand for corn by the ethanol industry created an incentive to divert acres from soybeans and wheat to corn this past planting year. The effect has been to stabilize corn prices at a relatively high level, with soybeans and wheat also showing price appreciation. Grain prices were volatile during fiscal 2007 and have continued to be volatile during the first two quarters and into the beginning of the third quarter of fiscal 2008. We anticipate that high demand for all grains and oilseeds will likely continue to create higher prices and price volatility for those commodities.

Cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we can not ensure this historical trend will continue. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 29, 2008 and February 28, 2007, the net cash flows used in our investing activities totaled $402.1 million and $235.6 million, respectively.

Excluding investments in Agriliance, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $187.3 million and $155.0 million for the six months ended February 29, 2008 and February 28, 2007, respectively. For the year ending August 31, 2008, we expect to spend approximately $355.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2008 is completion of the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively lower value asphalt, that is expected to increase yields by about 14 percent. The installation of the coker unit is now complete, with the total cost of the project expected to be approximately $400 million. Total expenditures for this project as of February 29, 2008, were $386.2 million, of which $101.9 million and $93.0 million were incurred during the six months ended February 29, 2008 and February 28, 2007, respectively.

During the first fiscal quarter of 2008, we retrospectively changed our accounting method for the costs of turnarounds from the accrual method to the deferral method, as previously discussed. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Expenditures for these major repairs during the six months ended February 29, 2008 and February 28, 2007 were $21.7 million and $2.5 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of February 29, 2008, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $23 million, and we anticipate spending an additional $9 million over the next four years. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the six months ended February 29, 2008 and February 28, 2007, totaled $321.2 million and $80.5 million, respectively. As previously discussed, in September 2007, Agriliance distributed primarily its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the six months ended February 29, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, as previously discussed. During the same period, our net contribution to Agriliance was $240.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets. Also during the six months ended February 29, 2008, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. These operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing at four locations. Another investment was the $6.5 million purchase of additional shares of common stock in US BioEnergy, included in our Processing segment, during the six months ended February 29, 2008, compared to $35.1 million during the six months ended February 28, 2007. An additional investment during the six months ended February 28, 2007, included $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, in which we have a current ownership interest of 37.5% and is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. We also invested $15.6 million in Horizon Milling G.P. (24% CHS ownership) during the six months ended February 28, 2007, a joint venture included in our Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the six months ended February 29, 2008 and February 28, 2007, changes in notes receivable resulted in a decrease in cash flows of $6.4 million and $15.4 million, respectively. The notes were primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the six months ended February 28, 2007, $8.0 million of the decrease in cash flows resulted from a note receivable related to our investment in Multigrain S.A.

Acquisitions of intangibles were $7.2 million and $0.6 million for the six months ended February 29, 2008 and February 28, 2007, respectively. During the six months ended February 29, 2008, we paid $5.3 million related to an acquisition of a distillers dried grain business included in our Ag Business segment.

Partially offsetting our cash outlays for investing activities for the six months ended February 29, 2008 and February 28, 2007, were proceeds from the sale of investments of $114.2 million and $10.9 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of all of our shares of CF common stock. Also partially offsetting cash usages for the six months ended February 29, 2008 and February 28, 2007, were proceeds from the disposition of property, plant and equipment of $5.8 million and $7.1 million, respectively, and investments redeemed totaling $34.2 million and $3.0 million, respectively.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility. On February 29, 2008, interest rates for amounts outstanding on this credit facility ranged from 3.32% to 4.87%. In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolver, with interest rates ranging from 3.42% to 3.55% on February 29, 2008. In addition to these lines of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In November 2007, the line of credit dedicated to NCRA was renewed for an additional year. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. On February 29, 2008, August 31, 2007 and February 28, 2007, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $934.3 million, $620.7 million and $453.5 million, respectively. Proceeds from our long-term borrowings totaling $600.0 million during the six months ended February 29, 2008, were used to pay down our five-year revolver and are explained in further detail below.

During the first quarter of fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On February 29, 2008, we had $36.7 million of commercial paper outstanding, all with maturities of three months or less from their date of issuance with interest rates ranging from 3.80% to 3.90%, compared to $51.9 million and $99.1 million outstanding on August 31, 2007 and February 28, 2007, respectively.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through the cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $62.3 million, $75.4 and $86.9 million on February 29, 2008, August 31, 2007 and February 28, 2007, respectively. Interest rates on February 29, 2008 ranged from 5.25% to 7.13%. Repayments of $13.1 million and $11.5 million were made on this facility during the six months ended February 29, 2008 and February 28, 2007, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. Repayments of $3.6 million were made during each of the six months ended February 29, 2008 and February 28, 2007.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the six months ended February 29, 2008 and February 28, 2007.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in

2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. Repayments are due in equal annual installments of $25.0 million during years 2011 through 2015.

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. Repayments are due in equal annual installments of $80.0 million during years 2013 through 2017.

In December 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

Through NCRA, we had revolving term loans outstanding of $1.5 million and $4.5 million for the six months ended February 29, 2008 and February 28, 2007, respectively. Interest rates on February 29, 2008 ranged from 6.48% to 6.99%. Repayments of $1.5 million were made during each of the six months ended February 29, 2008 and February 28, 2007.

On February 29, 2008, we had total long-term debt outstanding of $1,259.7 million, of which $213.8 million was bank financing, $1,020.6 million was private placement debt and $25.3 million was industrial development revenue bonds and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007 has not changed materially during the six months ended February 29, 2008, other than for the $600.0 million of additional long-term borrowings discussed previously, of which repayments will start in 2013 or later years. On February 28, 2007, we had long-term debt outstanding of $716.1 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.0 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $1.5 million are collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of February 29, 2008.

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

During the six months ended February 29, 2008, we borrowed on a long-term basis, $600.0 million, and did not have any new borrowings during the six months ended February 28, 2007. During the six months ended February 29, 2008 and February 28, 2007, we repaid long-term debt of $30.2 million and $28.7 million, respectively.

Distributions to minority owners for the six months ended February 29, 2008 and February 28, 2007, were $49.3 million and $22.3 million, respectively, and were primarily related to NCRA.

During the six months ended February 29, 2008 and February 28, 2007, changes in checks and drafts outstanding resulted in an increase in cash flows of $54.4 million $49.0 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2007, were distributed during the six months ended February 29, 2008. The cash portion of this distribution deemed by the Board of Directors to be 35%, was $195.0 million. During the six months ended February 28, 2007, we distributed cash patronage of $133.1 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $136.2 million, of which $69.7 million was redeemed in cash during the six months ended February 29, 2008 compared to $57.3 million during the six months ended February 28, 2007. We also redeemed $46.4 million of capital equity certificates during the six months ended February 29, 2008, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission. During the six months ended February 28, 2007, we redeemed $35.9 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 29, 2008, we had 9,047,780 shares of Preferred Stock outstanding with a total redemption value of approximately $226.2 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option after February 1, 2008. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the six months ended February 29, 2008 and February 28, 2007 were $7.2 million and $5.9 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007 have not materially changed during the six months ended February 29, 2008.

Guarantees:

We are a guarantor for lines of credit for related companies. As of February 29, 2008, our bank covenants allowed maximum guarantees of $150.0 million, of which $50.5 million was outstanding. In March 2008, we amended our bank covenants to allow maximum guarantees of $500 million. All outstanding loans with respective creditors are current as of February 29, 2008.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007. The total obligations have not materially changed during the six months ended February 29, 2008, except for the balance sheet changes in payables and long-term debt and an approximate 115% increase in grain purchase contracts related to recent appreciation in grain prices.

On September 1, 2007, Agriliance distributed the net assets of their crop nutrients business to us, as previously discussed. We now have additional purchase obligations as of that date related to the crop nutrients business that were previously obligations of Agriliance. On February 29, 2008, we had obligations to purchase approximately 3.2 million tons of fertilizer through 2010. The average price per ton estimated for these purchase obligations was approximately $430.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2007. There have been no changes to these policies during the six months ended February 29, 2008.

Effect of Inflation and Foreign Currency Transactions

Inflation and foreign currency fluctuations have not had a significant effect on our operations. We have some grain marketing, wheat milling and energy operations that impact our exposure to foreign currency fluctuations, but to date, there have been no material effects.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141R will depend on the nature, terms and size of business combinations completed after the effective date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

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

We did not experience any material changes in market risk exposures for the period ended February 29, 2008, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2007.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 29, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not applicable

Item 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 2 to Note Purchase and Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008)
10.2	Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of February 14, 2008. (Incorporated by reference to our Current Report on Form 8-K filed February 15, 2008)
10.3	Third Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties dated March 5, 2008. (Incorporated by reference to our Current Report on Form 8-K filed March 6, 2008)
10.4	Second Amendment of CHS Inc. Deferred Compensation Plan
10.5	Amendment No. 5 to the CHS Inc. Supplemental Executive Retirement Plan
10.6	Amendment No. 6 to the CHS Inc. Supplemental Executive Retirement Plan
10.7	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

April 9, 2008