Form 10-Q
period 2008-05-31
CHS INC
filed 2008-07-10
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2008

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

Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	July 10, 2008

NONE	NONE

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of May 31, 2008, August 31, 2007 and May 31, 2007	3
	Consolidated Statements of Operations for the three and nine months ended May 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the nine months ended May 31, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4T.	Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 6.	Exhibits	42
SIGNATURE PAGE		43
Fourth Amendment to 2006 Amended and Restated Credit Agreement
First Amendment to Credit Agreement
First Amendment to $150 Million Term Loan Credit Agreement
$75 Million Uncommitted Demand Facility
Third Amendment to the CHS Inc. Deferred Compensation Plan
$60 Million Uncommitted Trade Finance Facility
Certification
Certification
Section 1350 Certification
Section 1350 Certification

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,	May 31,
	2008	2007 *	2007 *
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$249,715	$357,712	$245,911
Receivables	2,234,061	1,401,251	1,440,022
Inventories	2,165,907	1,666,632	1,197,178
Derivative assets	683,065	247,082	235,334
Other current assets	532,426	264,181	325,322

Total current assets	5,865,174	3,936,858	3,443,767
Investments	784,091	880,592	811,037
Property, plant and equipment	1,923,637	1,728,171	1,625,669
Other assets	231,340	208,752	287,269

Total assets	$8,804,242	$6,754,373	$6,167,742

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$405,877	$672,571	$528,628
Current portion of long-term debt	111,973	98,977	60,471
Customer credit balances	164,379	110,818	94,920
Customer advance payments	623,995	161,525	88,899
Checks and drafts outstanding	153,639	143,133	90,032
Accounts payable	1,785,115	1,120,822	1,029,336
Derivative liabilities	400,482	177,209	166,303
Accrued expenses	296,215	255,631	244,674
Dividends and equities payable	263,386	374,294	199,677

Total current liabilities	4,205,061	3,114,980	2,502,940
Long-term debt	1,123,609	589,344	630,449
Other liabilities	409,174	377,208	420,560
Minority interests in subsidiaries	200,924	197,386	210,649
Commitments and contingencies
Equities	2,865,474	2,475,455	2,403,144

Total liabilities and equities	$8,804,242	$6,754,373	$6,167,742

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2008	2007 *	2008	2007 *
	(dollars in thousands)

Revenues	$9,336,609	$4,732,465	$22,753,340	$12,218,115
Cost of goods sold	9,055,967	4,401,557	21,900,436	11,516,832

Gross profit	280,642	330,908	852,904	701,283
Marketing, general and administrative	86,571	64,871	228,035	175,564

Operating earnings	194,071	266,037	624,869	525,719
(Gain) loss on investments	(5,305)	251	(100,483)	(16,497)
Interest, net	22,183	9,272	53,786	25,963
Equity income from investments	(51,820)	(67,490)	(128,423)	(84,336)
Minority interests	16,666	61,287	52,476	94,669

Income before income taxes	212,347	262,717	747,513	505,920
Income taxes	23,631	23,121	89,866	46,272

Net income	$188,716	$239,596	$657,647	$459,648

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2008	2007 *
	(dollars in thousands)

Cash flows from operating activities:
Net income	$657,647	$459,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,005	103,374
Amortization of deferred major repair costs	21,652	17,581
Income from equity investments	(128,423)	(84,336)
Distributions from equity investments	72,777	60,099
Minority interests	52,476	94,669
Noncash patronage dividends received	(1,619)	(1,346)
Gain on sale of property, plant and equipment	(5,707)	(4,080)
Gain on investments	(100,483)	(16,497)
Deferred taxes	89,866	15,787
Other, net	233	328
Changes in operating assets and liabilities:
Receivables	(765,766)	(314,184)
Inventories	(317,696)	(58,834)
Derivative assets	(435,983)	(161,061)
Other current assets and other assets	(416)	(106,558)
Customer credit balances	53,531	28,132
Customer advance payments	256,236	6,513
Accounts payable and accrued expenses	604,352	124,654
Derivative liabilities	321,084	68,493
Other liabilities	8,342	38,483

Net cash provided by operating activities	512,108	270,865

Cash flows from investing activities:
Acquisition of property, plant and equipment	(255,818)	(249,648)
Proceeds from disposition of property, plant and equipment	8,132	9,263
Expenditures for major repairs	(21,662)	(8,225)
Investments	(336,117)	(84,208)
Investments redeemed	35,498	4,438
Proceeds from sale of investments	120,758	10,918
Joint venture distribution transaction, net	(4,737)
Changes in notes receivable	(62,478)	(54,215)
Acquisition of intangibles	(2,463)	(8,144)
Business acquisitions	(45,891)
Other investing activities, net	(3,813)	(2,143)

Net cash used in investing activities	(568,591)	(381,964)

Cash flows from financing activities:
Changes in notes payable	(265,299)	506,583
Long-term debt borrowings	600,000
Principal payments on long-term debt	(54,639)	(54,150)
Payments for bank fees on debt	(3,486)
Changes in checks and drafts outstanding	10,105	32,313
Distribution to minority owners	(55,437)	(32,725)
Costs incurred — capital equity certificates redeemed	(135)	(145)
Preferred stock dividends paid	(11,764)	(9,484)
Retirements of equities	(75,899)	(64,856)
Cash patronage dividends paid	(194,960)	(133,051)

Net cash (used in) provided by financing activities	(51,514)	244,485

Net (decrease) increase in cash and cash equivalents	(107,997)	133,386
Cash and cash equivalents at beginning of period	357,712	112,525

Cash and cash equivalents at end of period	$249,715	$245,911

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of May 31, 2008 and 2007, the statements of operations for the three and nine months ended May 31, 2008 and 2007, and the statements of cash flows for the nine months ended May 31, 2008 and 2007 reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. The consolidated balance sheet data as of August 31, 2007 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Goodwill and Other Intangible Assets

Goodwill was $3.8 million on May 31, 2008, August 31, 2007 and May 31, 2007, and is included in other assets in the Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 1 to 15 years). Excluding goodwill, the gross carrying amount of our intangible assets was $76.0 million with total accumulated amortization of $21.4 million as of May 31, 2008. Intangible assets of $32.2 million (includes $9.9 million related to the crop nutrients business transaction and $2.3 million other non-cash) and $11.1 million ($3.0 million non-cash) were acquired during the nine months ended May 31, 2008 and 2007, respectively. During the nine months ended May 31, 2008, acquisitions of intangible assets included $11.4 million related to the purchase of a soy-based food products business in our Processing segment, of which $8.9 million was trademarks. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2008 and 2007, was $9.9 million and $2.1 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.6 million annually for the first two years, $6.8 million for the next two years and $3.5 million for the following year.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Change in Accounting Principle — Turnarounds

During the first quarter of fiscal 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The comparative financial statements for the three months and nine months ended May 31, 2007 have been adjusted to apply the new method retrospectively. These deferred costs are included in our Consolidated Balance Sheets in other assets. The amortization expenses are included in cost of goods sold in our Consolidated Statements of Operations. The following consolidated financial statement line items as of August 31, 2007 and May 31,

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2007 and for the three months and nine months ended May 31, 2007, were affected by this change in accounting principle:

	August 31, 2007			May 31, 2007
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Consolidated Balance Sheets
Other assets	$147,965	$60,787	$208,752	$245,042	$42,227	$287,269
Accrued expenses	261,875	(6,244)	255,631	267,995	(23,321)	244,674
Other liabilities	359,198	18,010	377,208	400,927	19,633	420,560
Minority interests in subsidiaries	190,830	6,556	197,386	204,093	6,556	210,649
Equities	2,432,990	42,465	2,475,455	2,363,785	39,359	2,403,144

	For the			For the
	Three Months Ended			Nine Months Ended
	May 31, 2007			May 31, 2007
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Consolidated Statements of Operations
Cost of goods sold	$4,404,540	$(2,983)	$4,401,557	$11,522,206	$(5,374)	$11,516,832
Income before income taxes	259,734	2,983	262,717	500,546	5,374	505,920
Income taxes	21,961	1,160	23,121	44,182	2,090	46,272
Net income	237,773	1,823	239,596	456,364	3,284	459,648
Consolidated Statements of Cash Flows
Operating activities
Net income				456,364	3,284	459,648
Amortization of deferred major repair costs					17,581	17,581
Deferred taxes				13,697	2,090	15,787
Changes in operating assets and liabilities:
Accounts payable and accrued expenses				128,584	(3,930)	124,654
Other liabilities				49,283	(10,800)	38,483
Net cash provided by operating activities				262,640	8,225	270,865
Investing activities
Expenditures for major repairs					(8,225)	(8,225)
Net cash used in investing activities				(373,739)	(8,225)	(381,964)

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Receivables

	May 31,	August 31,	May 31,
	2008	2007	2007

Trade	$2,140,795	$1,366,428	$1,394,391
Other	165,646	97,783	105,471

	2,306,441	1,464,211	1,499,862
Less allowances for doubtful accounts	72,380	62,960	59,840

	$2,234,061	$1,401,251	$1,440,022

Note 4.	Inventories

	May 31,	August 31,	May 31,
	2008	2007	2007

Grain and oilseed	$887,765	$928,567	$546,938
Energy	617,238	490,675	422,274
Crop nutrients	289,010
Feed and farm supplies	310,696	178,167	180,267
Processed grain and oilseed	55,147	66,407	45,023
Other	6,051	2,816	2,676

	$2,165,907	$1,666,632	$1,197,178

Note 5.	Investments

Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy Corporation (US BioEnergy) in our Processing segment, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our current ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at .810 per share. As a result of our change in ownership interest we no longer have significant influence, and account for VeraSun as an available for sale investment. As of May 31, 2008, the fair value of our investment in VeraSun based on quoted market prices was $87.8 million, and we recorded a $58.2 million charge to equity, as other comprehensive (loss) income, during the three months then ended to value our investment accordingly. Management does not consider the decline in market value to be permanent, but rather reflective of currently high corn prices and relatively low ethanol prices. VeraSun is an ethanol production company and corn is a major input in the production process.

During the nine months ended May 31, 2008, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. The operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing in four locations.

During the nine months ended May 31, 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the nine months ended May 31, 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

Agriliance LLC (Agriliance) is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the nine months ended May 31, 2008, our net contribution to Agriliance was $255.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets, as well as Agriliance’s ongoing retail operations.

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

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Preliminary values assigned to the net assets acquired were:

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

As of May 31, 2008, the carrying value of our equity method investees, Agriliance and Ventura Foods, exceeded our share of their equity by $42.6 million. Of this basis difference, $3.0 million is being amortized over the remaining life of the corresponding assets, which is approximately four years. The balance of the basis difference represents equity method goodwill.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following provides summarized unaudited financial information for our unconsolidated significant equity investment in Agriliance, for the balance sheets as of May 31, 2008, August 31, 2007 and May 31, 2007 and statements of operations for the three-month and nine-month periods as indicated below.

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Net sales	$389,113	$1,832,590	$787,363	$3,000,107
Gross profit	59,414	208,656	113,651	300,200
Net income (loss)	20,893	108,036	(26,293)	49,255

	May 31,	August 31,	May 31,
	2008	2007	2007

Current assets	$678,267	$1,549,691	$1,754,732
Non-current assets	42,044	115,087	162,822
Current liabilities	322,813	1,214,774	1,468,437
Non-current liabilities	10,201	137,417	141,932

Note 6.	Notes Payable and Long-term Debt

As of August 31, 2007, we had a five-year revolving line of credit with a syndication of domestic and international banks in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, and on May 31, 2008, we had $400.0 million outstanding.

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt of $400.0 million with an interest rate of 6.18%. The debt is due in equal annual installments of $80.0 million during years 2013 through 2017.

In December 2007, we established a ten-year $150.0 million long-term credit agreement through a syndication of cooperative banks, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

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

In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolving facility. There was no amount outstanding on this facility on May 31, 2008.

Note 7.	Interest, net

Interest, net for the three and nine months ended May 31, 2008 and 2007 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2008	2007		2007

Interest expense	$24,798	$13,567	$65,227	$37,694
Interest income	2,615	4,295	11,441	11,731

Interest, net	$22,183	$9,272	$53,786	$25,963

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Income Taxes

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

The total amount of unrecognized tax benefits as of September 1, 2007 and May 31, 2008, were $7.5 million and $6.1 million, respectively. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change.

Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we have continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1, 2007 and May 31, 2008, includes estimated interest and penalties of $0.3 million.

We file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. We do not expect that the amount of unrecognized tax benefits will significantly change within the next twelve months.

The federal and state statutory rate applied to nonpatronage business activity is 38.9%. The income taxes and effective tax rate vary based on profitability and nonpatronage business activity each period.

Note 9.	Equities

Changes in equity for the nine-month periods ended May 31, 2008 and 2007 are as follows:

	Fiscal 2008*	Fiscal 2007*

Balances, September 1, 2007 and 2006	$2,475,455	$2,053,466
Net income	657,647	459,648
Other comprehensive (loss) income	(95,424)	44,706
Patronage distribution	(555,419)	(379,838)
Patronage accrued	550,000	374,000
Equities retired	(75,899)	(64,856)
Equity retirements accrued	165,511	100,755
Equities issued in exchange for elevator properties	1,909	4,652
Preferred stock dividends	(11,764)	(9,484)
Preferred stock dividends accrued	2,413	1,955
Accrued dividends and equities payable	(249,516)	(183,513)
Other, net	561	1,653

Balances, May 31, 2008 and 2007	$2,865,474	$2,403,144

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the nine months ended May 31, 2008 and 2007, we redeemed $46.4 million and $35.9 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 10.	Comprehensive Income

Total comprehensive income was $149.5 million and $245.1 million for the three months ended May 31, 2008 and 2007, respectively. For the nine months ended May 31, 2008 and 2007, total comprehensive income was $562.2 million and $504.4 million, respectively. Total comprehensive income primarily consisted of net income and unrealized net gains or losses on available for sale investments for the three-month and nine-month periods in fiscal 2008. Accumulated other comprehensive loss on May 31, 2008, was $82.4 million and primarily consisted of pension liability adjustments and unrealized net gains or losses on available for sale investments. On August 31, 2007 and May 31, 2007, accumulated other comprehensive income was $13.0 million and $57.8 million, respectively.

Note 11.	Employee Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2008 and 2007 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007

Components of net periodic benefit costs for the three months ended May 31:
Service cost	$3,847	$3,590	$312	$255	$358	$239
Interest cost	5,311	4,816	548	361	510	417
Expected return on plan assets	(7,824)	(7,296)
Unrecognized net asset obligation amortization					184
Prior service cost amortization	541	217	144	115	(79)	(127)
Actuarial loss (gain) amortization	1,218	1,442	210	27	5	(9)
Transition amount amortization					50	233

Net periodic benefit cost	$3,093	$2,769	$1,214	$758	$1,028	$753

Components of net periodic benefit costs for the nine months ended May 31:
Service cost	$11,540	$10,770	$935	$767	$881	$718
Interest cost	15,935	14,450	1,643	1,083	1,360	1,252
Expected return on plan assets	(23,475)	(21,887)
Unrecognized net asset obligation amortization					551
Prior service cost amortization	1,623	650	433	346	(239)	(383)
Actuarial loss (gain) amortization	3,653	4,325	631	82	(124)	(29)
Transition amount amortization					151	701

Net periodic benefit cost	$9,276	$8,308	$3,642	$2,278	$2,580	$2,259

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Employer Contributions:

National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%, expects to contribute $3.3 million to its pension plan during fiscal 2008. We contributed $22.0 million to the CHS pension plans in June 2008.

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

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 37.5% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., and US BioEnergy prior to the decrease in equity ownership on April 1, 2008, as described in Note 5, included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including NCRA in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and nine months ended May 31, 2008 and 2007 is as follows:

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Three Months Ended May 31, 2008
Revenues	$3,058,367	$6,005,755	$353,475	$7,095	$(88,083)	$9,336,609
Cost of goods sold	3,000,380	5,811,948	332,188	(466)	(88,083)	9,055,967

Gross profit	57,987	193,807	21,287	7,561	—	280,642
Marketing, general and administrative	28,250	44,126	6,704	7,491		86,571

Operating earnings	29,737	149,681	14,583	70	—	194,071
(Gain) loss on investments	(18)	(5,848)	562	(1)		(5,305)
Interest, net	1,739	15,310	6,471	(1,337)		22,183
Equity income from investments	(753)	(40,101)	(9,593)	(1,373)		(51,820)
Minority interests	16,265	401				16,666

Income before income taxes	$12,504	$179,919	$17,143	$2,781	$—	$212,347

Intersegment revenues	$(75,557)	$(11,671)	$(855)		$88,083	$—

For the Three Months Ended May 31, 2007
Revenues	$2,186,568	$2,411,945	$193,553	$6,121	$(65,722)	$4,732,465
Cost of goods sold	1,926,275	2,354,272	187,502	(770)	(65,722)	4,401,557

Gross profit	260,293	57,673	6,051	6,891	—	330,908
Marketing, general and administrative	23,938	27,381	5,928	7,624		64,871

Operating earnings (losses)	236,355	30,292	123	(733)	—	266,037
Loss on investments			251			251
Interest, net	(1,925)	8,956	4,151	(1,910)		9,272
Equity income from investments	(952)	(55,826)	(9,431)	(1,281)		(67,490)
Minority interests	61,268	19				61,287

Income before income taxes	$177,964	$77,143	$5,152	$2,458	$—	$262,717

Intersegment revenues	$(54,936)	$(10,677)	$(109)		$65,722	$—

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy*	Business	Processing	and Other	Amounts	Total*

For the Nine Months Ended May 31, 2008
Revenues	$7,979,099	$14,114,990	$886,820	$23,868	$(251,437)	$22,753,340
Cost of goods sold	7,696,745	13,618,477	838,947	(2,296)	(251,437)	21,900,436

Gross profit	282,354	496,513	47,873	26,164	—	852,904
Marketing, general and administrative	75,650	110,722	18,722	22,941		228,035

Operating earnings	206,704	385,791	29,151	3,223	—	624,869
(Gain) loss on investments	(35)	(100,393)	943	(998)		(100,483)
Interest, net	(7,845)	47,855	16,936	(3,160)		53,786
Equity income from investments	(3,069)	(66,775)	(54,051)	(4,528)		(128,423)
Minority interests	51,948	528				52,476

Income before income taxes	$165,705	$504,576	$65,323	$11,909	$—	$747,513

Intersegment revenues	$(224,880)	$(25,521)	$(1,036)		$251,437	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$207,527	$40,970	$4,015	$3,306		$255,818

Depreciation and amortization	$76,134	$37,374	$11,720	$4,777		$130,005

Total identifiable assets at May 31, 2008	$3,097,313	$4,197,684	$710,419	$798,826		$8,804,242

For the Nine Months Ended May 31, 2007
Revenues	$5,753,660	$6,100,397	$526,513	$21,869	$(184,324)	$12,218,115
Cost of goods sold	5,258,380	5,942,916	501,541	(1,681)	(184,324)	11,516,832

Gross profit	495,280	157,481	24,972	23,550	—	701,283
Marketing, general and administrative	67,149	70,369	17,928	20,118		175,564

Operating earnings	428,131	87,112	7,044	3,432	—	525,719
Gain on investments		(5,348)	(11,149)			(16,497)
Interest, net	(2,164)	21,538	10,917	(4,328)		25,963
Equity income from investments	(3,089)	(37,027)	(40,626)	(3,594)		(84,336)
Minority interests	94,677	(8)				94,669

Income before income taxes	$338,707	$107,957	$47,902	$11,354	$—	$505,920

Intersegment revenues	$(171,188)	$(12,853)	$(283)		$184,324	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$212,450	$24,754	$10,657	$1,787		$249,648

Depreciation and amortization	$63,719	$24,847	$10,862	$3,946		$103,374

Total identifiable assets at May 31, 2007	$2,669,680	$2,320,757	$634,745	$542,560		$6,167,742

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit for related companies. As of May 31, 2008, our bank covenants allowed maximum guarantees of $500.0 million, of which $43.0 million was outstanding. All outstanding loans with respective creditors are current as of May 31, 2008.

Cofina Financial, in which we have a 49% ownership interest, makes seasonal and term loans to cooperatives and individual agricultural producers. We may, at our own discretion, choose to guarantee certain loans made by Cofina Financial. In addition, we also guarantee certain debt and obligations under contracts for our subsidiaries and members.

Our obligations pursuant to our guarantees as of May 31, 2008 are as follows:

	Guarantee/		Exposure on
	Maximum		May 31,			Triggering	Recourse	Assets Held
Entities	Exposure		2008	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150		$80	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$400		400	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sale agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000		5,000	Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		1,000	Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for a third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$17,131		11,175	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/	Exposure on
	Maximum	May 31,			Triggering	Recourse	Assets Held
Entities	Exposure	2008	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Cofina Financial, LLC	$18,200	18,200	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Agriliance LLC	$500	500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None
Ag Business segment subsidiaries	$4,993		Contribution obligations as a participating employer in the Co-op Retirement Plan	None stated	Nonpayment	None	None

		$43,029

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA) in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

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

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 37.5% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., and US BioEnergy Corporation (US BioEnergy) prior to the decrease in equity ownership on April 1, 2008, included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other.

Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. In June 2007, we announced that two business segments of Agriliance were being repositioned. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail distribution business. During the nine months ended May 31, 2008, we contributed $255.0 million, net to Agriliance to support their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets, as well as Agriliance’s ongoing retail operations.

Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, we were each entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance debt on our behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during our current fiscal year.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Preliminary values assigned to the net assets acquired totaled $268.7 million.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

During the first quarter of fiscal 2008, we changed our accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The affect of this change in accounting principle to our Consolidated Statements of Operations for the three and nine months ended May 31, 2007, was to increase net income by $1.8 million and $3.3 million, respectively. In addition, equity was increased by $42.5 million and $39.4 million as of August 31, 2007 and May 31, 2007, respectively.

Effective September 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. FIN 48 requires a taxpayer to determine whether a tax position is more likely than not (greater than 50 percent) to be sustained based solely on the technical merits of the position. If this threshold is met, the tax benefit is measured and recognized at the largest amount that is greater than 50 percent likely of being realized. The total amount of unrecognized tax benefits as of September 1, 2007 and May 31, 2008, were $7.5 million and $6.1 million, respectively. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change. Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we have continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1, 2007 and May 31, 2008, includes estimated interest and penalties of $0.3 million. We file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2001. We do not expect that the amount of unrecognized tax benefits will significantly change within the next twelve months.

Recent Events

On June 11, 2008 we entered into a Purchase Agreement with Cenex Finance Association (CFA) to purchase their 51% interest in Cofina Financial. The sale was subject to approval by the members of CFA, and on July 7, 2008, the members approved the sale. The final purchase price for CFA’s interest in Cofina Financial has not been determined, but the amount should range between approximately $48.0 million and $50.0 million, with an anticipated closing date of September 1, 2008. We will be the sole owner of Cofina Financial as of the closing date.

Results of Operations

Comparison of the three months ended May 31, 2008 and 2007

General.  We recorded income before income taxes of $212.3 million during the three months ended May 31, 2008 compared to $262.7 million during the three months ended May 31, 2007, a decrease of $50.4 million (19%). These results reflected lower pretax earnings in our Energy segment and were partially offset by increased pretax earnings in our Ag Business and Processing segments and Corporate and Other.

Our Energy segment generated income before income taxes of $12.5 million for the three months ended May 31, 2008 compared to $178.0 million in the three months ended May 31, 2007. This decrease in earnings of $165.5 million (93%) is primarily from a net reduction to margins on refined fuels, which resulted mainly from lower margins at both our Laurel, Montana refinery and at our NCRA refinery in McPherson, Kansas. Earnings in our propane, lubricants and renewable fuels marketing businesses increased, while transportation operations earnings slightly decreased during the three months ended May 31, 2008 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $179.9 million for the three months ended May 31, 2008 compared to $77.1 million in the three months ended May 31, 2007, an increase in earnings of $102.8 million (133%). As previously discussed, during the first quarter of fiscal 2008, the crop nutrients business of Agriliance was distributed to us and generated $54.9 million in earnings for the three months ended May 31, 2008. Prior to the distribution, we reflected 50% of these earnings through our equity income from our investment in Agriliance. We are not recording wholesale earnings of crop protection products, which along with other reduced Agriliance margins, decreased our net earnings in Agriliance by $43.5 million. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by both our grain marketing and country operations businesses. Our grain marketing operations improved earnings by $65.5 million during the three months ended May 31, 2008 compared with the same three-month period in fiscal 2007, primarily from increased grain volumes, greater margins on those grains, and strong earning performances from our joint ventures. Our country operations earnings increased $25.9 million, primarily as a result of overall improved product margins, including historically high volumes and margins on grain, and improved margins on agronomy, feed and energy transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs, shifted marketing patterns and dynamics for our grain marketing business.

Our Processing segment generated income before income taxes of $17.1 million for the three months ended May 31, 2008 compared to $5.2 million in the three months ended May 31, 2007, an increase in earnings of $11.9 million (233%). Oilseed processing earnings increased $13.4 million during the three months ended May 31, 2008 compared to the same period in the prior year, primarily due to improved margins in our crushing operations, partially offset by slightly decreased margins in our refining operations. Our share of earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest, decreased $0.6 million for the three months ended May 31, 2008 compared to the same period in the prior year. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer have significant influence, and account for VeraSun, the surviving entity, as an available for sale investment. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, generated improved net earnings of $6.0 million for the three months ended May 31, 2008 compared to the same period in the prior year. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $6.5 million during the three months ended May 31, 2008, compared to the same period in the prior year, primarily as a result of increased commodity prices, reducing margins on the products sold.

Corporate and Other generated income before income taxes of $2.8 million for the three months ended May 31, 2008 compared to $2.5 million in the three months ended May 31, 2007, an increase in earnings of $0.3 million (13%). This improvement in earnings is primarily attributable to our business solutions’ financial services, partially offset by our hedging and insurance services.

Net Income.  Consolidated net income for the three months ended May 31, 2008 was $188.7 million compared to $239.6 million for the three months ended May 31, 2007, which represents a $50.9 million (21%) decrease.

Revenues.  Consolidated revenues were $9.3 billion for the three months ended May 31, 2008 compared to $4.7 billion for the three months ended May 31, 2007, which represents a $4.6 billion (97%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $3.0 billion increased by $851.2 million (40%) during the three months ended May 31, 2008 compared to the three months ended May 31, 2007. During the three months ended May 31, 2008 and 2007, our Energy segment recorded revenues from our Ag Business segment of $75.6 million and $54.9 million, respectively. The net increase in revenues of $851.2 million is comprised of a net increase of $715.1 million related to price appreciation on refined fuels and propane products and $136.1 million net increase is related to higher sales volume. Refined fuels revenues increased $669.4 million (45%), of which $648.1 million was related to a net average selling price increase and $21.3 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.95 per gallon (43%) and volumes increased 1% when comparing the three months ended May 31, 2008 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $77.0 million (32%), mostly from a 22% increase in volumes along with an increase of $0.17 (8%) per gallon, when compared with the same three-month period in the previous year. Propane revenues increased by $39.8 million (44%), of which $34.8 million related to an increase in the net average selling price and $5.0 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane increased $0.43 per gallon (38%) and sales volume increased 4% in comparison to the same period of the prior year. Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the three months ended May 31, 2008 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects reduced demand caused by higher prices.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $6.0 billion, increased $3.6 billion (150%) during the three months ended May 31, 2008 compared to the three months ended May 31, 2007. Grain revenues in our Ag Business segment totaled $4,288.0 million and $1,863.9 million during the three months ended May 31, 2008 and 2007, respectively. Of the grain revenues increase of $2,424.1 million (130%), $945.6 million is attributable to increased volumes and $1,478.5 million is due to increased average grain selling prices during the three months ended May 31, 2008 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $4.51 per bushel (79%), over the same three-month period in fiscal 2007. The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodity prices increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $6.18, $5.22 and $2.15, respectively, when compared to the prices of those same grains for the three months ended May 31, 2007. Volumes increased 28% during the three months ended May 31, 2008 compared with the same period of a year ago. Corn, soybeans and barley reflected the largest volume increases compared to the three months ended May 31, 2007. Beginning in September 2007, we began recording revenues from our crop nutrients business reflecting $935.1 million for the three months ended May 31, 2008. Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $729.3 million increased by $225.6 million (45%) during the three months ended May 31, 2008 compared to the three months ended May 31, 2007, primarily the result of increased revenues in our country operations business of retail crop nutrients, energy, feed, seed, crop protection and processed sunflower products. Other revenues within our Ag Business segment of $41.7 million during the three months ended May 31, 2008 increased $8.0 million (24%) compared to the three months ended May 31, 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $352.6 million increased $159.2 million (82%) during the three months ended May 31, 2008 compared to the three months ended May 31, 2007. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $80.3 million, while processed soybean volumes increased 10%, accounting for an increase in revenues of $16.6 million. Oilseed refining revenues increased $56.9 million (60%), of which $76.7 million was due to higher average sales prices, partially offset by a $19.8 million (12%) net decrease in sales volume. The average selling price of processed oilseed increased $159 per ton (86%) and the average selling price of refined oilseed products increased $0.26 per pound (81%) compared to the same three-month period of fiscal 2007. The changes in the average selling price of products are primarily driven by the average higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $9.1 billion for the three months ended May 31, 2008 compared to $4.4 billion for the three months ended May 31, 2007, which represents a $4.7 billion (106%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.9 billion increased by $1,053.5 million (56%) during the three months ended May 31, 2008 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $1.07 (51%) per gallon and volumes increased 1% compared to the three months ended May 31, 2007. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2007. The average per unit cost of crude oil purchased for the two refineries increased 86% compared to the three months ended May 31, 2007. Renewable fuels marketing cost increased $77.0 million (32%), mostly from a 22% increase in volumes when compared with the same three-month period in the previous year. The average cost of propane increased $0.41 (37%) per gallon and volumes increased 4% compared to the three months ended May 31, 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.8 billion increased $3.5 billion (148%) during the three months ended May 31, 2008 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4,234.9 million and $1,846.4 million during the three months ended May 31, 2008 and 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $2,388.5 million (129%) compared to the three months ended May 31, 2007. This is primarily the result of a 42% net increase in bushels sold and an increase of $3.45 (61%) in the average cost per bushel as compared to the prior year. Corn, soybeans and barley reflected the largest volume increases compared to the three months ended May 31, 2007. Commodity prices on spring wheat, soybeans and corn have increased compared to the prices that were prevalent during the same three-month period in 2007. Beginning in September 2007, we began recording cost of goods sold from our crop nutrients business reflecting $866.8 million for the three months ended May 31, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the three months ended May 31, 2008 compared to the three months ended May 31, 2007, primarily due to higher volumes and price per unit costs for crop nutrients, seed, feed, energy, crop protection and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $331.3 million, increased $143.9 million (77%) compared to the three months ended May 31, 2007, which was primarily due to increased costs of soybeans in addition to volume increases in soybean crushing.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $86.6 million for the three months ended May 31, 2008 increased by $21.7 million (34%) compared to the three months ended May 31, 2007. The net increase of $21.7 million includes $11.3 million from our crop nutrients business reflected in our Ag Business segment, which in fiscal 2007 were previously recorded in our equity investment reported earnings of Agriliance. The remaining net change of $10.4 million (16%) includes increased performance-based incentive plan expense, in addition to other employee benefits (primarily medical and pension), general inflation and acquisitions.

(Gain) Loss on Investments.  (Gain) loss on investments of $5.3 million for the three months ended May 31, 2008 increased by $5.6 million compared to the three months ended May 31, 2007. The majority of this increase is from gains received in the three months ended May 31, 2008 on several investments sold during that period, primarily included in our Ag Business segment. During the three months ended May 31, 2008 and May 31, 2007, our investment in US BioEnergy, prior to the merger with VeraSun, reflected net losses of $0.6 million and $0.3 million, respectively, and is reflected in our Processing segment.

Interest, net.  Net interest of $22.2 million for the three months ended May 31, 2008 increased $12.9 million (139%) compared to the same period in fiscal 2007. Interest expense for the three months ended May 31, 2008 and 2007 was $24.8 million and $13.6 million, respectively. Interest income, generated primarily from marketable securities, was $2.6 million and $4.3 million, for the three months ended May 31, 2008 and 2007, respectively. The interest expense increase of $11.2 million (83%) includes an increase in borrowings, primarily created by higher working capital needs and a decrease in capitalized interest of $2.8 million, and was partially offset by a decrease in the average short-term interest rate. For the three months ended May 31, 2008 and 2007, we capitalized interest of $0.6 million and $3.4 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $549.0 million during the three months ended May 31, 2008 compared to the same three-month period in fiscal 2007, while the average short-term interest rate decreased 2.47%. Higher volumes and commodity prices within our Ag Business segment in addition to increased volumes and working capital needs from our crop nutrients business increased that segment’s interest, net by $6.4 million. Also, in October, 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The net decrease in interest income of $1.7 million (39%) was primarily in Corporate and Other relating to a decrease of interest income on our hedging and other services, which were partially offset by increased interest income at NCRA within our Energy segment, which primarily relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $51.8 million for the three months ended May 31, 2008 decreased $15.7 million (23%) compared to the three months ended May 31, 2007. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Energy segments, and was partially offset by improved equity income from investments in our Processing segment and Corporate and Other. The reduction in earnings included $15.7 million for Ag Business and $0.2 million for Energy segments, and was partially offset by improved earnings of $0.2 million for our Processing segment and $92 thousand for Corporate and Other.

Our Ag Business segment generated reduced earnings of $15.7 million from equity investments. Our share of equity investment earnings or losses in Agriliance decreased earnings by $43.5 million. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had a net improvement of $27.2 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended May 31, 2008 compared to the same period the previous year. The improvement in earnings is primarily related to increased volumes at export terminals. Our country operations business reported an aggregate increase in equity investment earnings of $0.6 million from several small equity investments.

Our Processing segment generated improved earnings of $0.2 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $6.1 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $6.5 million, net compared to the same three-month period in fiscal 2007. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s improved results were related to merchandising margins during the three months ended May 31, 2008. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry.

Our Energy segment generated decreased equity investment earnings of $0.2 million related to reduced margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $92 thousand from equity investment earnings, as compared to the three months ended May 31, 2007.

Minority Interests.  Minority interests of $16.7 million for the three months ended May 31, 2008 decreased by $44.6 million (73%) compared to the three months ended May 31, 2007. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $23.6 million for the three months ended May 31, 2008 compares with $23.1 million for the three months ended May 31, 2007, resulting in effective tax rates of 11.1% and 8.8%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2008 and 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the nine months ended May 31, 2008 and 2007

General.  We recorded income before income taxes of $747.5 million during the nine months ended May 31, 2008 compared to $505.9 million during the nine months ended May 31, 2007, an increase of $241.6 million (48%). These results reflected increased pretax earnings in each of our Ag Business and Processing segments and in Corporate and Other, and were partially offset by decreased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $165.7 million for the nine months ended May 31, 2008 compared to $338.7 million in the nine months ended May 31, 2007. This decrease in earnings of $173.0 million (51%) is primarily from lower margins at the NCRA refinery in McPherson, Kansas and at our Laurel refinery, in addition to reduced margins on refined fuels from a planned major maintenance, during which time our production was reduced at our Laurel, Montana refinery. Earnings in our lubricants, propane, renewable fuels marketing and transportation businesses improved during the nine months ended May 31, 2008 when compared to the same nine-month period of the previous year.

Our Ag Business segment generated income before income taxes of $504.6 million for the nine months ended May 31, 2008 compared to $108.0 million in the nine months ended May 31, 2007, an increase in earnings of $396.6 million. In our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. As previously discussed, during the first quarter of fiscal 2008, the crop nutrients business of Agriliance was distributed to us and generated $75.0 million in earnings for the nine months ended May 31, 2008. Prior to the distribution, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by our grain marketing, crop nutrients and country operations businesses. Our country operations earnings increased $70.7 million, primarily as a result of overall improved product margins, including historically high margins on grain and agronomy transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $199.6 million during the nine months ended May 31, 2008 compared with the same nine-month period in fiscal 2007, primarily from increased grain volumes and improved margins on those grains, and also included strong earning performances from our joint ventures. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs, shifted marketing patterns and dynamics for our grain marketing business. Due to the distribution by Agriliance of the wholesale and some of the retail businesses to us and Land O’Lakes, the operating performance remaining within the Agriliance operations for the nine-months ended May 31, 2008 is primarily the retail business. Our share of the distributed operations of Agriliance resulted in a decrease in equity income from investments of $27.9 million. Our remaining share of the agronomy operations, net of allocated internal expenses, reported reduced retail margins generated by Agriliance of $7.1 million for our share of those joint venture’s earnings.

Our Processing segment generated income before income taxes of $65.3 million for the nine months ended May 31, 2008 compared to $47.9 million in the nine months ended May 31, 2007, an increase in earnings of $17.4 million (36%). Oilseed processing earnings increased $19.1 million during the nine months ended May 31, 2008 compared to the same period in the prior year, primarily due to improved margins in our crushing operations, partially offset by slightly reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved net earnings of $24.2 million for the nine months ended May 31, 2008 compared to the same period in the prior year. Our share of earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest, decreased $7.0 million for the nine months ended May 31, 2008 compared to the same period in the prior year. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer have significant influence, and account for VeraSun, the surviving entity, as an available for sale investment. Also, in August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, had decreased $6.9 million during the nine months ended May 31, 2008, compared to the same period in the prior year, primarily as the result of increased commodity prices reducing margins on the products sold.

Corporate and Other generated income before income taxes of $11.9 million for the nine months ended May 31, 2008 compared to $11.4 million in the nine months ended May 31, 2007, an increase in earnings of $0.5 million (5%). This improvement is primarily attributable to our business solutions’ financial services.

Net Income.  Consolidated net income for the nine months ended May 31, 2008 was $657.6 million compared to $459.6 million for the nine months ended May 31, 2007, which represents a $198.0 million (43%) increase.

Revenues.  Consolidated revenues were $22.8 billion for the nine months ended May 31, 2008 compared to $12.2 billion for the nine months ended May 31, 2007, which represents a $10.6 billion (86%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $7.8 billion increased by $2.2 billion (39%) during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007. During the nine months ended May 31, 2008 and 2007, our Energy segment recorded revenues from our Ag Business segment of $224.9 million and $171.2 million, respectively. The net increase in revenues of $2,171.7 million is comprised of a net increase of $1,739.9 million related to price appreciation and a $431.8 million net increase in sales volume primarily on refined fuels and propane products. Refined fuels revenues increased $1,603.5 million (42%), of which $1,501.3 million was related to a net average selling price increase and $102.2 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.77 per gallon (40%) and volumes increased 2% when comparing the nine months ended May 31, 2008 with the same period a year ago. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $233.9 million (40%), mostly from a 41% increase in volumes when compared with the same nine-month period in the previous year. Propane revenues increased by $106.4 million (20%), of which $162.3 million related to an increase in the net average selling price, and were partially offset by $55.9 million related to a decrease in volumes, when compared to the same period in the previous year. Propane sales volume decreased 8% in comparison to the same period of the prior year, while the average selling price increased $0.34 per gallon (31%). Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during the nine months ended May 31, 2008 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of crop drying season with less moisture in the fall 2007 crop and reduced demand due to higher prices.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $14.1 billion, increased $8.0 billion (131%) during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007. Grain revenues in our Ag Business segment totaled $10,746.3 million and $5,031.5 million during the nine months ended May 31, 2008 and 2007, respectively. Of the grain revenues increase of $5,714.8 million (114%), $2,689.7 million is attributable to increased volumes and $3,025.1 million is due to increased average grain selling prices during the nine months ended May 31, 2008 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $3.10 per bushel (60%). The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodities increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $6.42, $5.12 and $1.22, respectively, when compared to the prices of those same grains for the nine months ended May 31, 2007. Volumes increased 33% during the nine months ended May 31, 2008 compared with the same period of a year ago. Wheat, corn, soybeans and barley reflected the largest volume increases compared to the nine months ended May 31, 2007. Beginning in September 2007, we began recording revenues from the distributed crop nutrients business of Agriliance reflecting $1,866.4 million for the nine months ended May 31, 2008. Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $1,360.4 million increased by $394.8 million (41%) during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily the result of increased revenues of retail crop nutrients, energy, feed, crop protection and processed sunflower products. Other revenues within our Ag Business segment of $116.3 million during the nine months ended May 31, 2008 increased $25.9 million (29%) compared to the nine months ended May 31, 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $885.8 million increased $359.6 million (68%) during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $166.3 million, while processed soybean volumes increased 11%, accounting for an increase in revenues of $44.8 million. Oilseed refining revenues increased $140.1 million (56%), of which $141.7 million was due to higher average sales prices and were partially offset by $1.6 million due to a less than 1% net decrease in sales volume. Oilseed flour revenues increased $4.9 million (41%). The average selling price of processed oilseed increased $110 per ton (64%) and the average selling price of refined oilseed products increased $0.18 per pound (56%) compared to the same nine-month period of fiscal 2007. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $21.9 billion for the nine months ended May 31, 2008 compared to $11.5 billion for the nine months ended May 31, 2007, which represents a $10.4 billion (90%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $7.5 billion increased by $2.4 billion (47%) during the nine months ended May 31, 2008 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.84 (44%) per gallon and volumes increased 2% compared to the nine months ended May 31, 2007. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2007. The average per unit cost of crude oil purchased for the two refineries increased 62% compared to the nine months ended May 31, 2007. The average cost of propane increased $0.33 (31%) per gallon, while volumes decreased 8% compared to the nine months ended May 31, 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $13.6 billion increased $7.7 billion (129%) during the nine months ended May 31, 2008 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $10.5 billion and $5.0 billion during the nine months ended May 31, 2008 and 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $5.5 billion (112%) compared to the nine months ended May 31, 2007. This is the result of an increase of $2.98 (59%) in the average cost per bushel along with a 33% net increase in bushels sold as compared to the prior year. Wheat, corn, soybeans and barley reflected the largest volume increases compared to the nine months ended May 31, 2007. Commodity prices on soybeans, spring wheat and corn have increased compared to the prices that were prevalent during the same nine-month period in 2007. In September 2007, we began recording cost of goods sold from the distributed crop nutrients business of Agriliance reflecting $1,755.4 million for the nine months ended May 31, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily due to higher volumes and price per unit costs for crop nutrients, energy, feed, seed and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $837.9 million, increased $336.7 million (67%) compared to the nine months ended May 31, 2007, which was primarily due to increased costs of soybeans in addition to volume increases in soybean crushing.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $228.0 million for the nine months ended May 31, 2008 increased by $52.5 million (30%) compared to the nine months ended May 31, 2007. The net increase of $52.5 million includes $25.5 million from our crop nutrients business reflected in our Ag Business segment, which were previously recorded in our equity investment reported earnings of Agriliance. The remaining net change of $27.0 million (15%) includes increased performance-based incentive plan expense, in addition to other employee benefits (primarily medical and pension), general inflation and acquisitions.

(Gain) Loss on Investments.  During our first fiscal quarter in 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During the nine months ended May 31, 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also during the nine months ended May 31, 2008 included in our Energy and Ag Business segments and Corporate and Other were gains on available for sale securities sold of $35 thousand, $8.7 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.9 million in our Processing segment. In August 2006, US BioEnergy, now VeraSun, filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.1 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy.

Interest, net.  Net interest of $53.8 million for the nine months ended May 31, 2008 increased $27.8 million (107%) compared to the same period in fiscal 2007. Interest expense for the nine months ended May 31, 2008 and 2007 was $65.2 million and $37.7 million, respectively. Interest income, generated primarily from marketable securities, was $11.4 million and $11.7 million, for the nine months ended May 31, 2008 and 2007, respectively. The interest expense increase of $27.5 million (73%) primarily relates to an increase in borrowings, which was created by higher working capital, partially offset by a decrease in the average short-term interest rate and an increase in capitalized interest of $1.3 million. For the nine months ended May 31, 2008 and 2007, we capitalized interest of $9.1 million and $7.8 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $568.3 million during the nine months ended May 31, 2008 compared to the same nine-month period in fiscal 2007, while the average short-term interest rate decreased 1.32%. Higher volumes and commodity prices primarily within our Ag Business segment in addition to increased volumes and working capital needs from our crop nutrients business increased that segment’s interest, net by $26.3 million. Also, in October, 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The net decrease in interest income of $0.3 million (2%), was primarily Corporate and Other relating to a decrease of interest income on our hedging and other services, and were partially offset by increased interest income at NCRA within our Energy segment, which primarily relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $128.4 million for the nine months ended May 31, 2008 increased $44.1 million (52%) compared to the nine months ended May 31, 2007. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business and Processing segments and Corporate and Other, and was partially offset by a slight reduction in earnings within our Energy segment. These improvements included $29.7 million for Ag Business, $13.4 million for Processing and $0.9 million for Corporate and Other, with a reduction of $20 thousand for Energy.

Our Ag Business segment generated improved earnings of $29.7 million from equity investments. Our share of equity investment earnings or losses in Agriliance and a Canadian agronomy joint venture decreased earnings by $38.5 million and includes decreased margins for their retail operations, in addition to the loss of their wholesale crop nutrient and crop protection products businesses. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had an improvement of $65.9 million from our share of equity investment earnings in our grain marketing joint ventures during the nine months ended May 31, 2008 compared to the same period the previous year. The improvement in earnings is primarily related to increased volumes at export terminals. Our country operations business reported an aggregate increase in equity investment earnings of $2.3 million from several small equity investments.

Our Processing segment generated improved earnings of $13.4 million from equity investments. Our equity investment earnings from US BioEnergy, prior to the merger with VeraSun, were $5.1 million less during the nine months ended May 31, 2008 compared to the same period in the previous year, primarily from reduced margins resulting from higher input costs. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $6.6 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $25.5 million, net compared to the same nine-month period in fiscal 2007. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s improved results were related to merchandising margins during the nine months ended May 31, 2008. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry.

Our Energy segment generated decreased equity investment earnings of $20 thousand related to reduced margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of

$0.9 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to the nine months ended May 31, 2007.

Minority Interests.  Minority interests of $52.5 million for the nine months ended May 31, 2008 decreased by $42.2 million (45%) compared to the nine months ended May 31, 2007. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same nine-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $89.9 million for the nine months ended May 31, 2008 compares with $46.3 million for the nine months ended May 31, 2007, resulting in effective tax rates of 12.0% and 9.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2008 and 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On May 31, 2008, we had working capital, defined as current assets less current liabilities, of $1,660.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0, compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. On May 31, 2007, we had working capital of $940.8 million and a current ratio of 1.4 to 1.0 compared to working capital of $848.3 million and a current ratio of 1.5 to 1.0 on August 31, 2006. During the nine months ended May 31, 2008, increases in working capital included the impact of the cash received from additional long-term borrowings of $600.0 million and the distribution of crop nutrients net assets from Agriliance, our agronomy joint venture, as previously discussed.

On May 31, 2008, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion which expires in May 2011 and a 364-day revolving facility in the amount of $500.0 million which expires in February 2009. These credit facilities are established with a syndicate of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On May 31, 2008, we had $400.0 million outstanding on the five-year revolver compared with $475.0 million outstanding on May 31, 2007. On May 31, 2008, we had no outstanding balance on the 364-day revolver. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On May 31, 2008, we had no commercial paper outstanding compared with $44.1 million outstanding on May 31, 2007. Due to recent appreciation in commodity prices, as further discussed in “Cash Flows from Operations”, our average borrowings during the current fiscal year have been much higher in comparison to prior years. With our recent long-term borrowings and our additional short-term borrowing capacity, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities in the foreseeable future.

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

Our cash flows provided by operating activities were $512.1 million and $270.9 million for the nine months ended May 31, 2008 and 2007, respectively. The fluctuation in cash flows when comparing the two periods is primarily from greater net income and gains on investments, and a smaller net increase in operating assets and liabilities during the nine months ended May 31, 2008 compared to 2007. Commodity prices have been volatile, and higher prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected.

Our operating activities provided net cash of $512.1 million during the nine months ended May 31, 2008. Net income of $657.6 million and net non-cash expenses and cash distributions from equity investments of $130.8 million were partially offset by an increase in net operating assets and liabilities of $276.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $151.7 million, deferred tax expense of $89.9 million and minority interests of $52.5 million, partially offset by gains on investments of $100.5 million and income from equity investments, net of redemptions from those investments, of $55.6 million. Gains on investments were previously discussed in “Results of Operations”, and primarily includes the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories and derivative assets, partially offset by an increase in accounts payable and accrued expenses, derivative liabilities and customer advance payments on May 31, 2008, when compared to August 31, 2007. On May 31, 2008, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $2.75 (85%) per bushel, $4.96 (57%) per bushel and $3.63 (52%) per bushel, respectively, when compared to the prices on August 31, 2007. Crude oil market prices increased $53.31 (72%) per barrel on May 31, 2008 when compared to August 31, 2007. In addition, on May 31, 2008, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had increases between 43% and 139%, depending on the product, compared to prices on August 31, 2007.

Our operating activities provided net cash of $270.9 million during the nine months ended May 31, 2007. Net income of $459.6 million and net non-cash expenses and cash distributions from equity investments of $185.6 million were partially offset by an increase in net operating assets and liabilities of $374.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $121.0 million, minority interests of $94.7 million and deferred taxes of $15.8 million, which were partially offset by income from equity investments, net of redemptions from those investments, of $24.2 million, a pretax gain of $5.3 million from the sale of 540,000 shares of our CF stock included in our Ag Business segment, and an $11.2 million non-cash gain in our Processing segment from our ownership changes in US BioEnergy and their IPO transaction as previously discussed in “Results of Operations”. The increase in net operating assets and liabilities was primarily caused by an increase in trade receivables as well as derivative assets and hedging deposits (included in other current assets) of $337.9 million and $246.8 million, respectively, partially offset by an increase in accounts payable and derivative liabilities of $125.2 million and $68.5 million, respectively, due to increases in grain prices on May 31, 2007 when compared to August 31, 2006. Increases in inventories also caused an increase in net operating assets and liabilities. On May 31, 2007, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $1.58 per bushel (68%), $2.64 per bushel (49%) and $0.82 per bushel (18%), respectively, when compared to August 31, 2006. In addition to grain prices affecting grain inventories, our feed and farm supplies inventories in our Ag Business segment increased as well during the period (31%), primarily at our country operations retail locations mainly due to the spring planting season and also acquisitions.

Crude oil prices are expected to be volatile in the foreseeable future, but related inventories and receivables turn over in a relatively short period, thus somewhat mitigating the effects on operating assets and liabilities. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest. Demand for corn by the ethanol industry created an incentive to divert acres from soybeans and wheat to corn this past planting year. The effect has been to stabilize corn prices at a relatively high level, with soybeans and wheat also showing price appreciation. Grain prices were volatile during fiscal 2007 and have continued to be volatile during fiscal 2008. We anticipate that high demand for all grains and oilseeds, in addition to recent flooding in the midwest, will likely continue to create higher prices and price volatility for those commodities.

Cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy related inventories in our Ag Business segment operations and continue to collect cash from the related receivables. Although this trend is likely to continue, we expect that the current high commodity prices will cause our cash usage to be higher during the fourth quarter of fiscal 2008 compared to prior years. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended May 31, 2008 and 2007, the net cash flows used in our investing activities totaled $568.6 million and $382.0 million, respectively.

Excluding investments in Agriliance, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $255.8 million and $249.6 million for the nine months ended May 31, 2008 and 2007, respectively. For the year ending August 31, 2008, we expect to spend approximately $355.0 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2008 is completion of the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, which will allow us to extract a greater volume of higher value gasoline and diesel fuel from a barrel of crude oil and less relatively lower value asphalt, that is expected to increase yields by about 14 percent. The coker unit is currently operational with total expenditures of $411.0 million as of May 31, 2008, of which $126.7 million and $151.8 million were incurred during the nine months ended May 31, 2008 and 2007, respectively.

During the first fiscal quarter of 2008, we retrospectively changed our accounting method for the costs of turnarounds from the accrual method to the deferral method, as previously discussed. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Expenditures for these major repairs during the nine months ended May 31, 2008 and 2007 were $21.7 million and $8.2 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes, that we and NCRA have agreed to implement at the relevant refinery, over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of May 31, 2008, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $24 million, and we anticipate spending an additional $8 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

The Montana Department of Environmental Quality (MDEQ) issued a Notice of Violation to us dated September 4, 2007 alleging that our refinery in Laurel, Montana exceeded nitrogen oxides (NOx) limits under a refinery operating permit. Following receipt of the letter, we provided certain facts and explanations regarding the matter to the MDEQ. By letter dated June 27, 2008, the MDEQ has proposed a civil penalty of approximately $0.2 million with respect to the incident. We intend to enter into settlement discussions with the MDEQ in an attempt to alleviate the civil penalty. We believe we are currently in compliance with the NOx limits under the permit, and do not believe that the civil penalty will have a material adverse affect on us.

Investments made during the nine months ended May 31, 2008 and 2007, totaled $336.1 million and $84.2 million, respectively. As previously discussed, in September 2007, Agriliance distributed primarily its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the nine months ended May 31, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, as previously discussed, and during the third quarter of fiscal 2008, Land O’Lakes paid us $8.3 million for additional assets distributed by Agriliance related to joint venture ownership interests. During the same nine-month period, our net contribution to Agriliance was $255.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets, as well as for Agriliance’s ongoing retail operations. Also during the nine months ended May 31, 2008, we invested $30.3 million in a joint venture (37.5% ownership) included in our Ag Business segment, that acquired production farmland and related operations in Brazil, intended to strengthen our ability to serve customers around the world. These operations include production of soybeans, corn, cotton and sugarcane, as well as cotton processing at four locations. Another investment was the $6.5 million purchase of additional shares of common stock in US BioEnergy, included in our Processing segment, during the nine months ended May 31, 2008, compared to $35.3 million during the nine months ended May 31, 2007. An additional investment during the nine months ended May 31, 2007, included $22.2 million for an equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil, in which we have a current ownership interest of 37.5% and is included in our Ag Business segment. This venture, which includes grain storage and export facilities, builds on our South American soybean origination, and helps meet customer needs year-round. We also invested $15.6 million in Horizon Milling G.P. (24% CHS ownership) during the nine months ended May 31, 2007, a joint venture included in our Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada.

During the nine months ended May 31, 2008 and 2007, changes in notes receivable resulted in decreases in cash flows of $62.5 million and $54.2 million, respectively. The notes were primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the nine months ended May 31, 2008, $29.8 million of the decrease in cash flows resulted from a note receivable from our finance company joint venture, Cofina Financial. During the nine months ended May 31, 2007, $8.0 million of the decrease in cash flows resulted from a note receivable related to our investment in Multigrain S.A.

Various cash acquisitions of intangibles were $2.5 million and $8.1 million for the nine months ended May 31, 2008 and 2007, respectively.

Business acquisitions of $45.9 million during the nine months ended May 31, 2008, include $24.1 million from the purchase of an energy and convenience store business included in our Energy segment, $15.6 million from a soy-based food products business included in our Processing segment and $6.2 million from a distillers dried grain business included in our Ag Business segment.

Partially offsetting our cash outlays for investing activities for the nine months ended May 31, 2008 and 2007, were proceeds from the sale of investments of $120.8 million and $10.9 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of all of our shares of CF common stock. Also partially offsetting cash usages for the nine months ended May 31, 2008 and 2007, were proceeds from the disposition of property, plant and equipment of $8.1 million and $9.3 million, respectively, and investments redeemed totaling $35.5 million and $4.4 million, respectively.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility. On May 31, 2008, interest rates for amounts outstanding on this credit facility ranged from 3.04% to 3.15%. In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolver, with no amount outstanding on May 31, 2008. In addition to these lines of credit, we have a revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million committed. In November 2007, the line of credit dedicated to NCRA was renewed for an additional year. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. During the third quarter of fiscal 2008, our wholly-owned subsidiary, CHS Europe S.A., entered into an uncommitted $75.0 million line of credit facility to finance its normal trade grain transactions, which are collateralized by $0.1 million of inventories and receivables as of May 31, 2008. In June 2008, CHS Europe S.A. entered into an additional uncommitted $60.0 million line of credit facility. On May 31, 2008, August 31, 2007 and May 31, 2007, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $405.9 million, $620.7 million and $484.5 million, respectively. Proceeds from our long-term borrowings totaling $600.0 million during the nine months ended May 31, 2008, were used to pay down our five-year revolver and are explained in further detail below.

During the first quarter of fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On May 31, 2008, we had no commercial paper outstanding, compared to $51.9 million and $44.1 million outstanding on August 31, 2007 and May 31, 2007, respectively.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $55.8 million, $75.4 million and $81.2 million on May 31, 2008, August 31, 2007 and May 31, 2007, respectively. Interest rates on May 31, 2008 ranged from 3.52% to 7.13%. Repayments of $19.7 million and $17.2 million were made on this facility during the nine months ended May 31, 2008 and 2007, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. Repayments of $11.4 million were made during each of the nine months ended May 31, 2008 and 2007.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the nine months ended May 31, 2008 and 2007.

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

Through NCRA, we had revolving term loans outstanding of $0.8 million, $3.0 million and $3.8 million on May 31, 2008, August 31, 2007 and May 31, 2007, respectively. The interest rate on May 31, 2008 was 6.48%. Repayments of $2.3 million were made during each of the nine months ended May 31, 2008 and 2007.

On May 31, 2008, we had total long-term debt outstanding of $1,235.6 million, of which $206.5 million was bank financing, $1,003.9 million was private placement debt and $25.2 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007 has not changed materially during the nine months ended May 31, 2008, other than for the $600.0 million of additional long-term borrowings discussed previously, of which repayments will start in fiscal 2013. On May 31, 2007, we had long-term debt outstanding of $690.9 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $7.8 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $0.8 million are collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of May 31, 2008.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets, with a cost of approximately $325.0 million. The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA, as consideration in a financing agreement between the City of McPherson and NCRA, related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. In March 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until the final ten-year maturity.

During the nine months ended May 31, 2008, we borrowed on a long-term basis, $600.0 million, and did not have any new long-term borrowings during the nine months ended May 31, 2007. During the nine months ended May 31, 2008 and 2007, we repaid long-term debt of $54.6 million and $54.2 million, respectively.

Distributions to minority owners for the nine months ended May 31, 2008 and 2007, were $55.4 million and $32.7 million, respectively, and were primarily related to NCRA.

During the nine months ended May 31, 2008 and 2007, changes in checks and drafts outstanding resulted in an increase in cash flows of $10.1 million and $32.3 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2007, were distributed during the nine months ended May 31, 2008. The cash portion of this distribution deemed by the Board of Directors to be 35%, was $195.0 million. During the nine months ended May 31, 2007, we distributed cash patronage of $133.1 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2007, that will be distributed in fiscal 2008, to be approximately $136.2 million, of which $75.9 million was redeemed in cash during the nine months ended May 31, 2008 compared to $64.9 million during the nine months ended May 31, 2007. We also redeemed $46.4 million of capital equity certificates during the nine months ended May 31, 2008, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a registration statement filed with the Securities and Exchange Commission. During the nine months ended May 31, 2007, we redeemed $35.9 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2008, we had 9,047,780 shares of Preferred Stock outstanding with a total redemption value of approximately $226.2 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option after February 1, 2008. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the nine months ended May 31, 2008 and 2007, were $11.8 million and $9.5 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007, have not materially changed during the nine months ended May 31, 2008.

Guarantees:

We are a guarantor for lines of credit for related companies. As of May 31, 2008, our bank covenants allowed maximum guarantees of $500.0 million, of which $43.0 million was outstanding. All outstanding loans with respective creditors are current as of May 31, 2008.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007. The total obligations have not materially changed during the nine months ended May 31, 2008, except for the balance sheet changes in payables and long-term debt, and an approximate 85% increase in grain purchase contracts primarily related to recent appreciation in grain prices.

On September 1, 2007, Agriliance distributed the net assets of their crop nutrients business to us, as previously discussed. We now have additional purchase obligations as of that date related to the crop nutrients business that were previously obligations of Agriliance. On May 31, 2008, we had obligations to purchase approximately 3.4 million tons of fertilizer through 2010. The average price per ton estimated for these purchase obligations was approximately $595.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2007. There have been no changes to these policies during the nine months ended May 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2008, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2007.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Montana Department of Environmental Quality (MDEQ) issued a Notice of Violation to us dated September 4, 2007 alleging that our refinery in Laurel, Montana exceeded nitrogen oxides (NOx) limits under a refinery operating permit. Following receipt of the letter, we provided certain facts and explanations regarding the matter to the MDEQ. By letter dated June 27, 2008, the MDEQ has proposed a civil penalty of approximately $0.2 million with respect to the incident. We intend to enter into settlement discussions with the MDEQ in an attempt to alleviate the civil penalty. We believe we are currently in compliance with the NOx limits under the permit, and do not believe that the civil penalty will have a material adverse affect on us.

Item 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable.

Item 5.	Not applicable

Item 6.	Exhibits

Exhibit	Description

10.1	Fourth Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties dated May 1, 2008
10.2	First Amendment to Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008
10.3	First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007
10.4	$75 Million Uncommitted Demand Facility by and between CHS Europe S.A. and Fortis Bank (Nederland) N.V. dated April 18, 2008
10.5	Third Amendment to the CHS Inc. Deferred Compensation Plan
10.6	$60 Million Uncommitted Trade Finance Facility by and between CHS Europe S.A. and Societe Generale dated June 6, 2008
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

July 10, 2008