Form 10-K
period 2008-08-31
CHS INC
filed 2008-11-21
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1.  BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS”, “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) from the Great Lakes to the Pacific Northwest and from the Canadian border to Texas. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2008, we had 9,047,780 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2008, our total revenues were $32.2 billion and net income was $803.0 million.

We have aligned our business segments based on an assessment of how our businesses operate and the products and services they sell. Our three business segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our agronomy joint ventures, grain export joint ventures and other investments. As of September 2007, our Ag Business segment revenues also include sales of crop nutrient products due to the distribution of that business to us from our Agriliance LLC joint venture. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and through March 2008, an ethanol manufacturing company. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include our insurance, hedging and other service activities related to crop production.

In May 2005, we sold the majority of our Mexican foods business. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican foods business are reported as discontinued operations.

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

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2008:

			CHS	Income
Business Segment	Entity Name	Business Activity	Ownership%	Recognition

Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Provista Renewable Fuels Marketing, LLC	Ethanol marketing	100%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated

Ag Business	Agriliance LLC	Retail distribution of agronomy products	50%	Equity Method
	CHS do Brasil Ltda.	Soybean procurement in Brazil	100%	Consolidated
	United Harvest, LLC	Grain exporter	50%	Equity Method
	TEMCO, LLC	Grain exporter	50%	Equity Method
	Multigrain A.G.	Grain procurement and production farmland in Brazil	40%	Equity Method
	CHS Europe SA	Grain merchandising in Europe	100%	Consolidated
	LLC CHS Ukraine	Grain procurement and merchandising in Ukraine	100%	Consolidated

Processing	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
	Ventura Foods, LLC	Food manufacturing	50%	Equity Method

Corporate and Other	Country Hedging, Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	Impact Risk Solutions, LLC	Insurance brokerage	100%	Consolidated
	Cofina Financial, LLC	Finance company	49%	Equity Method

Our international sales information and segment information in Notes 3 and 13 of the Notes to Consolidated Financial Statements, as well as Item 6 of this Annual Report on Form 10-K, are incorporated by reference into the following business segment descriptions.

The business segment financial information presented below may not represent the results that would have been obtained had the relevant business segment been operated as an independent business due to efficiencies in scale, corporate cost allocations and intersegment activity.

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,650 independent retail sites, of which the majority are convenience stores marketing Cenex® branded fuels.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel and asphalt. Our Laurel refinery sources approximately 92% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 47% gasoline, 42% diesel fuel and other distillates, and 11% asphalt and other products. During fiscal 2005, our Board of Directors approved the installation of a coker unit at Laurel, along with other refinery improvements, which allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The project became operational in April 2008, and has a total cost of $418.0 million, of which $416.8 million had been spent through August 31, 2008. Refined fuels produced at Laurel are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota. Primarily during fiscal 2008, we incurred approximately $25 million in capital expenditures to construct two product terminals, one of which is tied into the Yellowstone Pipeline. Both new terminals are complete and include rail capabilities. These investments were undertaken to preserve our long-term ability to participate in western U.S. markets.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we own approximately 74.5%. The McPherson refinery processes approximately 85% low and medium sulfur crude oil and 15% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. NCRA sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 53% gasoline, 40% diesel fuel and other distillates, and 7% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Provista Renewable Fuels Marketing, LLC.  In fiscal 2006, we acquired a 50% ownership interest in an ethanol and biodiesel marketing and distribution company, Provista Renewable Fuels Marketing, LLC, (Provista) formerly known as United BioEnergy Fuels, LLC. In fiscal 2008, we acquired the remaining 50% ownership interest from US BioEnergy Corporation (US BioEnergy), prior to its merger with VeraSun Energy Corporation (VeraSun). Provista contracts with ethanol and biodiesel production plants to market and distribute their finished products. During fiscal 2008, total volumes were 525 million gallons of ethanol. Provista has been consolidated within our financial statements since fiscal 2006.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. Over the past two years, we have obtained approximately 55% of the petroleum products we sell from our Laurel and McPherson refineries, and approximately 45% from third parties.

Sales and Marketing; Customers

We make approximately 73% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. We sold approximately 1.3 billion gallons of gasoline and approximately 1.5 billion gallons of diesel fuel in fiscal 2008. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In fiscal 2008, our lubricants operations sold approximately 22 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In fiscal 2008, our propane operations sold approximately 546 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency (EPA), the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we and NCRA are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position, of either us or NCRA.

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and at the same time increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the EPA low sulfur fuel regulations that were required by 2006, which are intended to lower the sulfur content of gasoline and diesel fuel. We incurred capital expenditures from fiscal 2003 through 2006 related to this compliance of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for the Laurel and NCRA refineries to be approximately $130 million, for which $73 million is included in budgeted capital expenditures for fiscal 2009.

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

To the east of the midwest and northern plains is another unique marketing area. This area centers around Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. CHS principally competes with the major oil companies Marathon, BP Amoco and ExxonMobil, independent refineries including Flint Hills Resources and Growmark, Inc., and wholesale brokers/suppliers including U.S. Oil.

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

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2008, 2007 and 2006 are shown below:

	2008	2007*	2006*
	(Dollars in thousands)

Revenues	$11,499,814	$8,105,067	$7,414,361
Cost of goods sold	11,027,459	7,264,180	6,804,454

Gross profit	472,355	840,887	609,907
Marketing, general and administrative	111,121	94,939	82,867

Operating earnings	361,234	745,948	527,040
Gain on investments	(35)
Interest, net	(5,227)	(6,106)	6,534
Equity income from investments	(5,054)	(4,468)	(3,840)
Minority interests	71,805	143,230	91,588

Income before income taxes	$299,745	$613,292	$432,758

Intersegment revenues	$(322,522)	$(228,930)	$(242,430)

Total identifiable assets — August 31	$3,216,852	$2,797,831	$2,215,800

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2 of the Notes to Consolidated Financial Statements

AG BUSINESS

Our Ag Business segment includes agronomy, country operations and grain marketing.

Agronomy

Overview

Through our fiscal year ended August 31, 2007, we conducted our wholesale, and some of our retail, agronomy operations through our 50% ownership interest in Agriliance LLC (Agriliance), in which Land O’Lakes, Inc. (Land O’Lakes) holds the other 50% ownership interest. Prior to September 2007, Agriliance was one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as an equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. On August 31, 2008, our equity investment in Agriliance was $147.4 million.

In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. We currently are exploring, with Land O’Lakes, the repositioning options for the remaining portions of the Agriliance retail business.

Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, each company was entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on our behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during fiscal 2009.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Values assigned to the net assets acquired totaled $268.7 million.

After a fiscal 2005 initial public offering (IPO) transaction for CF Industries, Inc., a crop nutrients manufacturer and distributor, we held an ownership interest in the post-IPO company named CF Industries Holdings, Inc. (CF) of approximately 3.9% or 2,150,396 shares. During our year ended August 31, 2007, we sold 540,000 shares of our CF stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership in CF to approximately 2.9%. During the year ended August 31, 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting and input seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and that we sell.

Operations

Our wholesale crop nutrients business sells approximately 6.7 million tons of fertilizer annually, making it one of the largest wholesale fertilizer operations in the United States based on tons sold. Product is either delivered directly to the customer from the manufacturer, or through our 15 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where less expensive natural gas tends to give a price advantage over domestically produced fertilizer. The fertilizer is then shipped by rail to destinations within crop producing regions of the country. Based on fertilizer market data, our wholesale crop nutrients sales account for over 11% of the U.S. market. The demand for corn by the ethanol industry has increased sales of our products, for which corn is highly dependent.

Primary suppliers for our wholesale crop nutrients business include CF, Potash Corporation of Saskatchewan, Mosaic, Koch Industries, Yara, PIC (Kuwait) and Sabic America. During the year ended August 31, 2008, CF was the largest supplier of crop nutrients to us.

Products and Services

Our wholesale crop nutrients business sells nitrogen, phosphorus, potassium and sulfate based products. During the year ended August 31, 2008, the primary crop nutrients products purchased by us were urea, potash, UAN, phosphates and ammonia.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells product to approximately 2,100 local retailers from New York to the west coast and from the Canadian border south to Texas. Our largest customers include Agriliance retail operations and our own country operations business, also included in our Ag Business segment. During the year ended August 31, 2008, our wholesale crop nutrients sales were $2.9 billion, with less than 10% of those sales made to Agriliance or to our country operations business. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

Industry; Competition

Regulation.  Our wholesale crop nutrients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Competition.  The wholesale distribution of crop nutrients products is highly competitive and dependent upon relationships with local cooperatives and private retailers, proximity to the customer and competitive pricing. We compete with other large agronomy distributors, as well as other regional or local distributors, retailers and manufacturers.

Major competitors in crop nutrients distribution include Koch Industries, Agrium, Terra Industries and a variety of traders and brokers.

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies and programs for crop and livestock production. Country operations operates at 376 locations dispersed throughout Minnesota, Iowa, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon. Most of these locations purchase grain from farmers and sell agronomy products, energy products, feed and seed to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our elevator locations, our country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through our grain marketing operations or used for local feed and processing operations. For the year ended August 31, 2008, country operations purchased approximately 427 million bushels of grain, primarily wheat (176 million bushels), corn (144 million bushels) and soybeans (60 million bushels). Of these bushels, 391 million were purchased from members and 312 million were sold through our grain marketing operations.

Other Products.  Our country operations business manufactures and sells other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflowers. We sell agronomy products at 212 locations, feed products at 132 locations and energy products at 137 locations.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United Sates Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), local cooperatives and smaller private grain companies and processors at the majority of our locations in our trade territory, as previously defined in the “Overview.” In addition, Columbia Grain is also our competitor in Montana and North Dakota.

Competitors for our farm supply businesses include Cargill, Agrium, Simplot, Helena, Wilbur Ellis, local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed, Ridley Inc., ADM and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling almost 1.8 billion bushels annually. During fiscal 2008, we purchased approximately 56% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota and Davenport, Iowa, as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the gulf market. In the Pacific Northwest, we conduct our grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation, a subsidiary of Mitsui & Co., Ltd. (Mitsui), and TEMCO, LLC (a 50% joint venture with Cargill). United Harvest, LLC, operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations international customers. During the year ended August 31, 2007, we invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. The venture, which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations which include production of soybeans, corn, cotton and sugarcane, as well as cotton processing, at four locations. As of August 31, 2008, we had a 40.0% ownership interest in Multigrain, which is included in our Ag Business segment. During the first quarter of fiscal 2009, CHS and Mitsui invested an additional $200.0 million for Multigrain’s increased capital needs resulting from expansion of their operations. Our share of the $200.0 million investment was $76.3 million, resulting in our current ownership interest of 39.35%, equal to Mitsui’s ownership interest.

We have recently opened additional international offices between July 2007 and August 2008. These include Geneva, Switzerland and Kiev, Ukraine for sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide. Offices in Hong Kong and Shanghai, China serve Pacific Rim customers receiving grains and oilseeds from our origination points in North and South America.

Our grain marketing operations may have significant working capital needs at any time depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

The primary grains purchased by our grain marketing operations for the year ended August 31, 2008, were corn (633 million bushels), wheat (484 million bushels), soybeans (435 million bushels) and distillers dried grains (DDGs) (115 million bushels). Of the total grains purchased by our grain marketing operations during the year ended August 31, 2008, there were 679 million bushels from our individual and cooperative association members, 312 million bushels from our country operations business, and the remainder was from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

Industry; Competition

Regulation.  Our grain marketing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our grain marketing operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

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

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as ADM, Cargill, Bunge and Louis Dreyfus, each of which handle significant grain volumes.

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

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2008, 2007 and 2006 are shown below:

	2008	2007	2006
	(Dollars in thousands)

Revenues	$19,696,907	$8,575,389	$6,575,165
Cost of goods sold	19,088,079	8,388,476	6,401,527

Gross profit	608,828	186,913	173,638
Marketing, general and administrative	160,364	97,299	99,777

Operating earnings	448,464	89,614	73,861
Gain on investments	(100,830)	(5,348)
Interest, net	63,665	28,550	23,559
Equity income from investments	(83,053)	(51,830)	(40,902)
Minority interests	355	(16)	(509)

Income before income taxes	$568,327	$118,258	$91,713

Intersegment revenues	$(36,972)	$(18,372)	$(8,779)

Total identifiable assets — August 31	$4,172,950	$2,846,950	$1,806,243

PROCESSING

Overview

Our Processing segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. We have focused on areas that allow us to utilize the products supplied by our member producers. These areas are oilseed processing and our joint ventures in wheat milling, foods and renewable fuels.

Regulation.  Our Processing segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, or our renewable fuels partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Oilseed Processing

Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soyoil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush approximately 40 million bushels of soybeans on an annual basis, producing approximately 960,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to process approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity of over 45 million bushels of soybeans on an annual basis.

Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. We produce approximately 50,000 tons of soyflour annually, and approximately 20% is further processed at our manufacturing facility in Hutchinson, Kansas, which was a recent business acquisition in April 2008. This facility manufactures unflavored and flavored textured soy proteins used in human and pet food products, and we expect that it will account for approximately 2% of our oilseed processing annual sales.

Our soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase virtually all of our soybeans from members. Our oilseed crushing operations currently produce approximately 95% of the crude oil that we refine, and purchase the balance from outside suppliers.

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods accounted for 20% of our soybean oil sold. We also sell soymeal to about 350 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2008, Commodity Specialists Company accounted for 19% of soymeal sold and Land O’Lakes Purina Feed, LLC accounted for 10% of soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.

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

Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the products and other supply factors.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2008 were $596.0 million and $3.8 million, respectively. Horizon Milling’s advance payments on grain to us were $31.5 million on August 31, 2008, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting. On August 31, 2008, our net book value of assets leased to Horizon Milling was $70.8 million.

During the year ended August 31, 2007, we invested $15.6 million in Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the year ended August 31, 2008, we invested an additional $1.9 million in Horizon Milling G.P. We account for the investment using the equity method of accounting.

Foods

Our primary focus in the foods area is Ventura Foods, which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2008, our investment was $156.4 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. During our year ended August 31, 2008, three manufacturing locations in Southern California were consolidated into a single location in Ontario, California. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2008 fiscal year, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Some of its major competitors are ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Renewable Fuels

In fiscal 2006, we purchased $70.0 million of common stock in US BioEnergy, an ethanol production company, representing an approximate 24% ownership interest on August 31, 2006. During the year ended August 31, 2007, we made additional investments of $45.4 million. In December 2006, US BioEnergy completed an IPO, and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, we recognized a non-cash net gain of $15.3 million on our investment during the year ended August 31, 2007, to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. This gain was reflected in our Processing segment. During the first quarter of fiscal 2008, we purchased additional shares of US BioEnergy common stock for $6.5 million. Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and our current ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at .810 per share. As a result of our change in ownership interest, we no longer have significant influence, and account for VeraSun as an available-for-sale investment. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded during the fourth quarter of our year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and VeraSun filed for voluntary petitions for relief under Chapter 11 of the

U.S. Bankruptcy Code on October 31, 2008. We will be evaluating an additional impairment during our first quarter of fiscal 2009. Our investment on August 31, 2008, was $74.3 million.

VeraSun has 16 production facilities in eight states, of which one was still under construction, and was scheduled to have an annual production capacity of approximately 1.64 billion gallons of ethanol and more than 5 million tons of distillers’ grains by the end of calendar 2008.

Summary Operating Results

Summary operating results and identifiable assets for our Processing segment for the fiscal years ended August 31, 2008, 2007 and 2006 are shown below:

	2008	2007	2006
	(Dollars in thousands)

Revenues	$1,299,209	$754,743	$614,471
Cost of goods sold	1,240,944	726,510	588,732

Gross profit	58,265	28,233	25,739
Marketing, general and administrative	26,089	23,545	21,645

Operating earnings	32,176	4,688	4,094
Loss (gain) on investments	72,602	(15,268)
Interest, net	21,995	14,783	11,096
Equity income from investments	(56,615)	(48,446)	(35,504)

(Loss) income before income taxes	$(5,806)	$53,619	$28,502

Intersegment revenues	$(338)	$(370)	$(368)

Total identifiable assets — August 31	$748,989	$681,118	$518,186

CORPORATE AND OTHER

Business Solutions

Financial Services.  We have provided open account financing to approximately 110 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

Cofina Financial, LLC.  Cofina Financial, LLC (Cofina Financial) a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and individuals. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest so that we now have sole ownership of Cofina Financial.

Country Hedging, Inc.  Our wholly-owned subsidiary Country Hedging, Inc., is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, and is also a full-service commodity futures and options broker.

Ag States Group.  Our wholly-owned subsidiary Ag States Agency, LLC, is an independent insurance agency. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 2,000 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/warehouses, and food processors. Impact Risk Solutions, LLC, a wholly-owned subsidiary of Ag States Agency, LLC, conducts the insurance brokerage business of Ag States Group.

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

To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The crude oil and most of the grain and oilseed volume we handle can be hedged. Fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales and various pricing arrangements and, to some extent, cross-commodity futures hedging. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. While hedging activities reduce the risk of loss from changing market values of inventory, such activities also limit the gain potential which otherwise could result from changes in market prices of inventory. Our policy is to generally maintain hedged positions in grain. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. Hedging arrangements do not protect against nonperformance by counterparties to contracts, and therefore, contract values are reviewed and adjusted to reflect potential non-performance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. Subsequent to our year ended August 31, 2008, the market prices of our input products have significantly decreased, thereby increasing the risk of nonperformance by counterparties.

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

At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in our grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management. We monitor current market conditions and may expand or reduce our risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

EMPLOYEES

On August 31, 2008, we had 8,099 full, part-time, temporary and seasonal employees, which included approximately 630 employees of NCRA. Of that total, 2,531 were employed in our Energy segment, 4,053 in our country operations business (including approximately 1,215 seasonal and temporary employees), 175 in our crop nutrients operations, 569 in our grain marketing operations, 327 in our Processing segment and 444 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of all of our business segments and Corporate and Other are employed in this manner.

Effective September 1, 2008, we had an additional 24 employees in Corporate and Other due to the acquisition of the remaining 51% of Cofina Financial.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two unions: United Steel Workers of America (USWA) (201 employees), for which agreements are in place through January 2009, and Oil Basin Pipeliners Union (OBP) (18 employees), for which negotiations are ongoing regarding the current contract, however there is a no strike agreement in place. The contracts covering the NCRA McPherson, Kansas refinery (272 employees in the USWA union) are also in place through 2009. There are approximately 176 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (120 employees) and the Pipefitters’ Union (2 employees) for which agreements are in place through 2009. The BTWGM also represents 47 employees at our Superior, Wisconsin grain export terminal with a contract expiring in 2010. The USWA represents 76 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring in 2010, the Teamsters represent 8 employees at our Winona, Minnesota export terminal with a contract expiring in 2011, and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 30 employees at our Kalama, Washington export terminal with a contract in place through 2009. Finally, certain employees in our country operations business are represented by collective bargaining agreements with two unions; the BTWGM (25 employees), with contracts expiring in December 2008 and June 2010, and the United Food and Commercial Workers (8 employees), with a contract expiring in July 2011.

MEMBERSHIP IN CHS AND AUTHORIZED CAPITAL

Introduction

We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Our patrons, not us, are subject to income taxes on income from patronage sources, which is distributed to them. We are subject to income taxes on undistributed patronage income and non-patronage-sourced income. See “— Tax Treatment” below.

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others, or any combination designated by the Board of Directors. From fiscal 1998 and through fiscal 2005, the Board of Directors approved the distributed patronage dividends to be in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). For fiscal 2006 through 2008, the Board of Directors approved the distribution of patronage dividends in the form of 35% cash and 65% patrons’ equities. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2008, 2007 and 2006, were $557.2 million ($195.0 million in cash), $379.9 million ($133.1 million in cash) and $207.9 million ($62.5 million in cash), respectively.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the face value of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $93.8 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2008, 2007 and 2006 were $81.8 million, $70.8 million and $55.9 million, respectively. An additional $46.4 million, $35.9 and $23.8 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2008, 2007 and 2006, respectively.

Governance

We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than six directors are elected in any year. The Board of Directors is currently comprised of 17 directors. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under ‘— Certain Antitakeover Measures” below.

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

Members who are individuals are entitled to one vote each. Individual members may exercise their voting power directly or through patrons’ associations affiliated with a grain elevator, feed mill, seed plant or any other of our facilities (with certain historical exceptions) recognized by the Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “— Certain Antitakeover Measures” below.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2008, our outstanding capital includes patrons’ equities (consisting of capital equity certificates and non-patronage earnings certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

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

ITEM 1A.  RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2008, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Our revenues, earnings and cash flows are affected by market prices for commodities such as crude oil, natural gas, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Subsequent to our year ended August 31, 2008, the market prices of our input products have significantly decreased, thereby increasing the risk of nonperformance by counterparties. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. Although the prices for crude oil reached historical highs during 2008, the prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls, and the price and level of foreign imports;

•	disruption in supply;

•	political instability or armed conflict in oil-producing regions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

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

We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal 2006. We incurred capital expenditures from fiscal years 2003 through 2006 related to these upgrades of $88.1 million for our Laurel, Montana refinery and $328.7 million for the National Cooperative Refinery

Association’s (NCRA) McPherson, Kansas refinery. The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for the Laurel and NCRA refineries to be approximately $130 million, for which $73 million is included in budgeted capital expenditures for fiscal 2009.

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

Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines and injunctions. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages and to adverse publicity. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonable estimated.

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

As a cooperative, we may not sell common stock in our company. In addition, existing laws and our articles of incorporation and bylaws contain limitations on dividends of 8% of any preferred stock that we may issue. These limitations restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

Consolidation has occurred among the producers of products we purchase, including crude oil, fertilizer and grain, and it is likely to continue in the future. Consolidation could increase the price of these products and allow suppliers to negotiate pricing, supply availability and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers resulting in potentially higher prices for the products we purchase.

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

In the fertilizer market, consolidation at both the producer and customer level increases the threat of direct sales from the producer to the consumer.

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

Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs, grain prices and the perception held by the producer of demand for production. Weather conditions during the spring planting season and early summer spraying season also affect agronomy product volumes and profitability.

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

Several parts of our business, including in particular, portions of our grain marketing, wheat milling, foods and renewable fuels operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of August 31, 2008, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, grain handling and processing, and agronomy related facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota (operational) and Black Creek, Wisconsin (leased to another entity)
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum & asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	76 locations in Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Oklahoma, Texas and Nebraska
Jayhawk stations	26 locations located in Kansas, Oklahoma and Nebraska
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag Business

Within our Ag Business segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our crop nutrients operations at the following locations:

Galveston, Texas (deep water port, land leased from port authority)
Little Rock, Arkansas (river terminal, leased)
Post Falls, Idaho (terminal, owned)
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

Country Operations

In our country operations business, we own 363 agri-operations locations (of which some of the facilities are on leased land), 10 feed manufacturing facilities and 3 sunflower plants located in Minnesota, Iowa, North Dakota, South Dakota, Montana, Nebraska, Kansas, Oklahoma, Colorado, Idaho, Washington and Oregon.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Myrtle Grove, Louisiana (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations:

Davenport, Iowa
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev, Ukraine
Lincoln, Nebraska
Sao Paulo, Brazil
Shanghai, China
Winona, Minnesota

Processing

Within our Processing segment, we own and lease the following facilities:

Oilseed Processing

We own a campus in Mankato, Minnesota, comprised of a soybean crushing plant, an oilseed refinery, a soyflour plant, a quality control laboratory and an administration office. We also own a crushing plant in Fairmont, Minnesota. In addition, we own a textured soy protein manufacturing plant in Hutchinson, Kansas.

Wheat Milling

We own five milling facilities at the following locations, all of which are leased to Horizon Milling:

Rush City, Minnesota
Kenosha, Wisconsin
Houston, Texas
Mount Pocono, Pennsylvania
Fairmount, North Dakota

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Kewanee, Illinois (Ag States Group)
Indianapolis, Indiana (Ag States Group and Country Hedging, Inc.)
Houston, Texas (Ag States Group)
Kansas City, Missouri (Country Hedging, Inc.)
Minneapolis, Minnesota (Country Hedging, Inc.)

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

In October 2003, we and NCRA reached agreements with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2008, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $33 million, and we anticipate spending an additional $4 million over the next few years. We do not believe that the settlements will have a material adverse affect on us or NCRA.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 60,000 members, of which approximately 1,400 are cooperative association members and approximately 58,600 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2008, we had 9,047,780 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Global Select Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2008 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2008, 2007 and 2006, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have recorded the Mexican foods business as discontinued operations.

Summary Consolidated Financial Data

	2008	2007*	2006*	2005*	2004*
	(Dollars in thousands)

Income Statement Data:
Revenues	$32,167,461	$17,215,992	$14,383,835	$11,926,962	$10,969,081
Cost of goods sold	30,993,899	16,129,233	13,540,285	11,438,473	10,525,746

Gross profit	1,173,562	1,086,759	843,550	488,489	443,335
Marketing, general and administrative	329,965	245,357	231,238	199,354	202,455

Operating earnings	843,597	841,402	612,312	289,135	240,880
Gain on investments	(29,193)	(20,616)		(13,013)	(14,666)
Gain on legal settlements					(692)
Interest, net	76,460	31,098	41,305	41,509	42,758
Equity income from investments	(150,413)	(109,685)	(84,188)	(95,742)	(79,022)
Minority interests	72,160	143,214	91,079	49,825	34,184

Income from continuing operations before income taxes	874,583	797,391	564,116	306,556	258,318
Income taxes	71,538	40,668	59,350	34,153	30,108

Income from continuing operations	803,045	756,723	504,766	272,403	228,210
(Income) loss on discontinued operations, net of taxes			(625)	16,810	5,909

Net income	$803,045	$756,723	$505,391	$255,593	$222,301

Balance Sheet Data (August 31):
Working capital	$1,738,600	$821,878	$848,344	$766,807	$500,315
Net property, plant and equipment	1,948,305	1,728,171	1,476,239	1,359,535	1,249,655
Total assets	8,771,978	6,754,373	4,994,166	4,748,654	4,047,710
Long-term debt, including current maturities	1,194,855	688,321	744,745	773,074	683,818
Total equities	2,955,686	2,475,455	2,053,466	1,778,879	1,643,491

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2 of the Notes to Consolidated Financial Statements

The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2008, 2007 and 2006. The intercompany revenues between segments were $359.8 million, $247.7 million and $251.6 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

Summary Financial Data By Business Segment

	Energy			Ag Business
	2008	2007*	2006*	2008	2007	2006
	(Dollars in thousands)

Revenues	$11,499,814	$8,105,067	$7,414,361	$19,696,907	$8,575,389	$6,575,165
Cost of goods sold	11,027,459	7,264,180	6,804,454	19,088,079	8,388,476	6,401,527

Gross profit	472,355	840,887	609,907	608,828	186,913	173,638
Marketing, general and administrative	111,121	94,939	82,867	160,364	97,299	99,777

Operating earnings	361,234	745,948	527,040	448,464	89,614	73,861
Gain on investments	(35)			(100,830)	(5,348)
Interest, net	(5,227)	(6,106)	6,534	63,665	28,550	23,559
Equity income from investments	(5,054)	(4,468)	(3,840)	(83,053)	(51,830)	(40,902)
Minority interests	71,805	143,230	91,588	355	(16)	(509)

Income before income taxes	$299,745	$613,292	$432,758	$568,327	$118,258	$91,713

Intersegment revenues	$(322,522)	$(228,930)	$(242,430)	$(36,972)	$(18,372)	$(8,779)

Total identifiable assets — August 31	$3,216,852	$2,797,831	$2,215,800	$4,172,950	$2,846,950	$1,806,243

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2 of the Notes to Consolidated Financial Statements

	Processing			Corporate and Other
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Revenues	$1,299,209	$754,743	$614,471	$31,363	$28,465	$31,415
Cost of goods sold	1,240,944	726,510	588,732	(2,751)	(2,261)	(2,851)

Gross profit	58,265	28,233	25,739	34,114	30,726	34,266
Marketing, general and administrative	26,089	23,545	21,645	32,391	29,574	26,949

Operating earnings	32,176	4,688	4,094	1,723	1,152	7,317
(Loss) gain on investments	72,602	(15,268)		(930)
Interest, net	21,995	14,783	11,096	(3,973)	(6,129)	116
Equity income from investments	(56,615)	(48,446)	(35,504)	(5,691)	(4,941)	(3,942)

(Loss) income before income taxes	$(5,806)	$53,619	$28,502	$12,317	$12,222	$11,143

Intersegment revenues	$(338)	$(370)	$(368)

Total identifiable assets — August 31	$748,989	$681,118	$518,186	$633,187	$428,474	$453,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independent retailers. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based food products.

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

Summary data for each of our business segments for the fiscal years ended August 31, 2008, 2007 and 2006, is provided in Item 6 “Selected Financial Data”. Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2008, or ended August 31 of the year referenced.

Corporate administrative expenses are allocated to all three business segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, our retail agronomy, wholesale crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 40% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment; and our 49% ownership in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other.

Agriliance is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is a 100% owned subsidiary of CHS. We account for our share of the Agriliance investment using the equity method of accounting. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. After the distributions, Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. During the year ended August 31, 2008, our net contribution to Agriliance was $235.0 million, which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, and includes crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets, as well as Agriliance’s ongoing retail operations.

Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, each company was entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transaction Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance debt on our behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during fiscal 2009.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Values assigned to the net assets acquired totaled $268.7 million.

During the first quarter of fiscal 2008, we changed our accounting method for the costs of major maintenance (turnarounds) from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to Financial Accounting Standards Board (FASB) Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The affect of this change in accounting principle to our Consolidated Statements of Operations for the years ended August 31, 2007 and 2006, was to increase net income by $6.4 million and $15.1 million, respectively. In addition, equity was increased by $42.5 million and $36.1 million as of August 31, 2007 and 2006, respectively.

Effective September 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under

FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. FIN 48 requires a taxpayer to determine whether a tax position is more likely than not (greater than 50 percent) to be sustained based solely on the technical merits of the position. If this threshold is met, the tax benefit is measured and recognized at the largest amount that is greater than 50 percent likely of being realized. The total amount of unrecognized tax benefits, including penalties and interest, as of September 1, 2007 and August 31, 2008, were $7.5 million and $6.2 million, respectively. There was no impact to our equity as a result of adoption of FIN 48. Recognition of all or a portion of the unrecognized tax benefits would affect our effective income tax rate in the respective period of change. Any applicable interest and penalties on uncertain tax positions were included as a component of income tax expense prior to the adoption of FIN 48, and we have continued this classification subsequent to the adoption. The liability for uncertain income taxes as of September 1, 2007 and August 31, 2008, includes estimated interest and penalties of $0.3 million. We file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The U.S. income tax returns for periods ended after August 31, 2004, remain subject to examination. With limited exceptions, we are not subject to state and local income tax examinations for years before August 31, 2004. We do not expect that the amount of unrecognized tax benefits will significantly change within the next twelve months.

We own 12,905,882 shares of the outstanding common stock of VeraSun Corporation (VeraSun), which represents an approximate 8% ownership interest that is accounted for as an available-for-sale investment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Due to the continued decline of the ethanol industry and the Current Report on Form 8-K filed by VeraSun on September 16, 2008, we determined that an impairment was necessary of our investment in VeraSun. We applied FSP “FAS 115-1/124-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the amount of the impairment. As a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge in the amount of $71.7 million ($55.3 million net of taxes) was recorded during the fourth quarter of our year ended August 31, 2008. The impairment did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We will be evaluating an additional impairment during our first quarter of fiscal 2009. Our investment on August 31, 2008, was $74.3 million.

In May 2005, we sold the majority of our Mexican foods business, with minor activity continuing in 2006. During the year ended August 31, 2006, we sold all of the remaining assets for proceeds of $4.2 million and a gain of $1.6 million. The operating results of the Mexican foods business have been reported as discontinued operations.

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

Recent Events

Cofina Financial, a joint venture finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s remaining 51% ownership interest for $53.3 million.

Results of Operations

Comparison of the years ended August 31, 2008 and 2007

General.  We recorded income before income taxes of $874.6 million in fiscal 2008 compared to $797.4 million in fiscal 2007, an increase of $77.2 million (10%). These results reflected increased pretax earnings in our Ag Business segment, and Corporate and Other, while our Energy and Processing segments reflected decreased pretax earnings.

Our Energy segment generated income from continuing operations before income taxes of $299.7 million for the year ended August 31, 2008 compared to $613.3 million in fiscal 2007. This decrease in earnings of $313.6 million (51%) is primarily from lower margins at the NCRA refinery in McPherson, Kansas and at our Laurel refinery, in addition to reduced margins on refined fuels from a planned major maintenance project, during which time our production was reduced at our Laurel, Montana refinery. Earnings in our lubricants, renewable fuels marketing, propane and transportation businesses improved during fiscal 2008 when compared to fiscal 2007.

Our Ag Business segment generated income from continuing operations before income taxes of $568.3 million for the year ended August 31, 2008 compared to $118.3 million in fiscal 2007, an increase in earnings of $450.0 million (381%). In our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. As previously discussed, during the first quarter of fiscal 2008, we received the crop nutrients business of Agriliance through a distribution of assets to us which generated $137.5 million in pretax earnings for fiscal 2008, and includes strong demand for fertilizer. Prior to the distribution, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Due to the distribution by Agriliance of the wholesale and some of the retail businesses to us and Land O’Lakes, the operating performance remaining within the Agriliance operations for fiscal 2008 is primarily their retail business. Our share of the remaining agronomy joint venture earnings, net of allocated internal expenses, was $32.0 million less than in fiscal 2007. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by our country operations and grain marketing businesses. Our country operations earnings increased $74.4 million, primarily as a result of overall improved product margins, including historically high margins on grain and agronomy transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $183.7 million during fiscal 2008 compared with fiscal 2007, primarily from increased grain volumes and improved margins on those grains, and also included strong earning performances from our joint ventures. Volatility in the grain markets creates opportunities for increased grain margins, and additionally during fiscal years 2007 and 2008, increased interest in renewable fuels, and changes in transportation costs, shifted marketing patterns and dynamics for our grain marketing business.

Our Processing segment generated a net loss from continuing operations before income taxes of $5.8 million for the year ended August 31, 2008, compared to income of $53.6 million in fiscal 2007, a decrease in earnings of $59.4 million (111%). Our share of earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest, decreased $96.1 million for fiscal 2008 compared to fiscal 2007. During the fiscal quarter ended August 31, 2008, we recorded an impairment $71.7 million to our investment in VeraSun, as previously discussed. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest, we no longer have significant influence, and account for VeraSun, the surviving entity, as an available-for-sale investment. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The effect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $15.3 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy.

Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $15.8 million during fiscal 2008 compared to fiscal 2007, primarily as the result of increased commodity prices reducing margins on the products sold compared to fiscal 2007. Oilseed processing earnings increased $23.5 million during fiscal 2008 compared to fiscal 2007, primarily due to improved margins in our crushing operations, partially offset by slightly reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, improved by $29.0 million in fiscal 2008 compared to fiscal 2007.

Corporate and Other generated income from continuing operations before income taxes of $12.3 million for the year ended August 31, 2008 compared to $12.2 million in fiscal 2007, an increase in earnings of $0.1 million (1%). This improvement is primarily attributable to our business solutions’ financial and hedging services.

Net Income.  Consolidated net income for the year ended August 31, 2008 was $803.0 million compared to $756.7 million for the year ended August 31, 2007, which represented a $46.3 million (6%) increase.

Revenues.  Consolidated revenues of $32.2 billion for the year ended August 31, 2008 compared to $17.2 billion for the year ended August 31, 2007, which represented a $15.0 billion (87%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $11.2 billion increased by $3.3 billion (42%) during the year ended August 31, 2008 compared to fiscal 2007. During the years ended August 31, 2008 and 2007, our Energy segment recorded revenues from our Ag Business segment of $322.5 million and $228.9 million, respectively. The net increase in revenues of $3.3 billion is comprised of a net increase of $3.0 billion related to price appreciation, primarily on refined fuels and a $253.7 million net increase in sales volume, primarily on renewable fuels marketing. Refined fuels revenues increased $2.5 billion (46%), of which $2.3 billion was related to a net average selling price increase and $158.3 million was attributable to increased volumes, compared to fiscal 2007. The sales price of refined fuels increased $0.88 per gallon (43%) and volumes increased 2% when comparing fiscal 2008 with fiscal 2007. Higher crude oil prices, strong global demand and limited refining capacity contributed to the increase in refined fuels selling prices. Renewable fuels marketing revenues increased $289.3 million (34%), mostly from a 28% increase in volumes when compared with the same period in the previous year. Propane revenues increased by $148.6 million (25%), of which $199.6 million related to an increase in the net average selling price, and were partially offset by $51.0 million related to a decrease in volumes, when compared to fiscal 2007. Propane sales volume decreased 6% in comparison to the same period of the prior year, while the average selling price increased $0.37 per gallon (34%). Propane prices tend to follow the prices of crude oil and natural gas, both of which increased during fiscal 2008 compared to the same period in 2007. Propane prices are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes primarily reflects a loss of crop drying season with less moisture in the fall 2007 harvest and reduced demand due to higher prices.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $19.7 billion increased $11.1 billion (130%) during the year ended August 31, 2008 compared to fiscal 2007. Grain revenues in our Ag Business segment totaled $15.0 billion and $7.1 billion during the years ended August 31, 2008 and 2007, respectively. Of the grain revenues increase of $7.8 billion (110%), $3.6 billion is attributable to increased volumes and $4.2 billion is due to increased average grain selling prices during fiscal 2008 compared to fiscal 2007. The average sales price of all grain and oilseed commodities sold reflected an increase of $3.19 per bushel (59%). The 2007 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodities increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $5.62, $5.32 and $1.67, respectively, when compared to the prices of those same grains for fiscal 2007. Volumes increased 32% during fiscal 2008 compared with the same period of a year ago. Corn, wheat, soybeans and barley reflected the largest volume increases compared to fiscal 2007. In September 2007, we began recording revenues from the distributed crop nutrients business of Agriliance reflecting $2.7 billion for fiscal 2008. Our Ag Business segment revenues of $1.8 billion for products other than grain and wholesale crop nutrients increased by $554.2 million (43%) during fiscal 2008 compared to the same period in fiscal 2007, primarily the result of increased revenues of retail crop nutrients, energy, crop protection, feed, seed and processed sunflower products. Other revenues within our Ag Business segment of $177.4 million during fiscal 2008 increased $47.2 million (36%) compared to fiscal 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $1.3 billion increased $544.5 million (72%) during the year ended August 31, 2008 compared to fiscal 2007. Because our wheat milling and packaged foods operations through non-consolidated joint ventures, sales revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $259.4 million, while processed soybean volumes increased 8%, accounting for an increase in revenues of $51.9 million. Oilseed refining revenues increased $216.6 million (60%), of which $220.2 million was due to higher average sales prices and were partially offset by $3.6 million due to a less than 1% decrease in sales volume. Oilseed flour revenues increased $8.0 million (49%). The average selling price of processed oilseed increased $124 per ton (69%) and the average selling price of refined oilseed products increased $0.20 per pound (61%) compared to the same period of fiscal 2007. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $31.0 billion for the year ended August 31, 2008 compared to $16.1 billion for the year ended August 31, 2007, which represents a $14.9 billion (92%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $10.7 billion increased by $3.7 billion (52%) during the year ended August 31, 2008 compared to fiscal 2007. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.93 (47%) per gallon and volumes increased 2% compared to fiscal 2007. We refine approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to fiscal 2007. The average per unit cost of crude oil purchased for the two refineries increased 67% compared to fiscal 2007. The average cost of propane increased $0.36 (33%) per gallon, while volumes decreased 6% compared to fiscal 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $19.1 billion increased $10.7 billion (128%) during the year ended August 31, 2008 compared to fiscal 2007. Grain cost of goods sold in our Ag Business segment totaled $14.6 billion and $7.0 billion during the years ended August 31, 2008 and 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $7.6 billion (108%) compared to fiscal 2007. This is the result of an increase of $3.06 (57%) in the average cost per bushel along with a 32% net increase in bushels sold as compared to the prior year. Corn, wheat, soybeans and barley reflected the largest volume increases compared to fiscal 2007. Commodity prices on spring wheat, soybeans and corn have increased compared to the prices that were prevalent during the same period in fiscal 2007. In September 2007, we began recording cost of goods sold from the distributed crop nutrients business of Agriliance reflecting $2.5 billion for the year ended August 31, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2008 compared to fiscal 2007, primarily due to higher volumes and price per unit costs for crop nutrients, energy, feed, crop protection, seed and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $1.2 billion, increased $514.5 million (71%) during the year ended August 31, 2008 compared to fiscal 2007, which was primarily due to increased costs of soybeans in addition to volume increases in our soybean crushing operations.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $330.0 million for the year ended August 31, 2008 increased by $84.6 million (35%) compared to fiscal 2007. The net increase of $84.6 million includes $35.6 million from our crop nutrients business reflected in our Ag Business segment, which was previously recorded in our equity investment reported earnings of Agriliance. The remaining net change of $49.0 million (20%) includes increased performance-based incentive plan expense, in addition to other employee benefits (primarily medical and pension), general inflation and acquisitions.

Gain on Investments.  Gain on investments of $29.2 million for the year ended August 31, 2008, increased by $8.6 million (42%). During fiscal 2007, we sold 540,000 shares of our CF Industries Holdings, Inc. (CF) stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also during fiscal 2008 included in our Energy and Ag Business segments and Corporate and Other were gains on available-for-sale securities sold of $35 thousand, $9.1 million and $0.9 million, respectively. These gains were partially offset by losses on investments of $72.5 million in our Processing segment. During the fiscal quarter ended August 31, 2008, we recorded an impairment of our investment in VeraSun by $71.7 million ($55.3 million net of taxes), based on VeraSun’s market value of $5.76 per share on August 29, 2008 as previously discussed. Also in August 2006, US BioEnergy, now VeraSun, filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $15.3 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy.

Interest, net.  Net interest of $76.5 million for the year ended August 31, 2008 increased $45.4 million (146%) compared to fiscal 2007. Interest expense for the years ended August 31, 2008 and 2007 was $90.4 million and $51.8 million, respectively. Interest income, generated primarily from marketable securities, was $13.9 million and $20.7 million, for the years ended August 31, 2008 and 2007, respectively. The interest expense increase of $38.6 million (74%) primarily relates to an increase in borrowings, which was created by higher working capital needs, in addition to a decrease in capitalized interest of $1.9 million, partially offset by a decrease in the average short-term interest rate. For the years ended August 31, 2008 and 2007, we capitalized interest of $9.8 million and $11.7 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our coker project. The average level of short-term borrowings increased $473.0 million (149%) during the year ended August 31, 2008 compared to fiscal 2007, while the average short-term interest rate decreased 1.70% (30%). Higher commodity prices and increased volumes, primarily within our Ag Business (including working capital needs from our crop nutrients business) and Processing segments, increased those segments’ interest, net by $35.1 million and $7.2 million, respectively. Also, in October 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The net decrease in interest income of $6.8 million (33%), was primarily Corporate and Other relating to a decrease of interest income on our hedging and other services, and was partially offset by increased interest income at NCRA within our Energy segment, which primarily relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $150.4 million for the year ended August 31, 2008 increased $40.7 million (37%) compared to fiscal 2007. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Energy, Ag Business and Processing segments, and Corporate and Other. These improvements included $0.6 million for Energy, $31.2 million for Ag Business, $8.2 million for Processing, and $0.7 million for Corporate and Other.

Our Ag Business segment generated improved earnings of $31.2 million from equity investments. Our share of equity investment earnings or losses in Agriliance and a Canadian agronomy joint venture decreased earnings by $37.0 million, primarily related to the distribution of their wholesale crop nutrient and crop protection products businesses, partially offset by improved margins for their southern retail operations. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had improvements of $65.9 million from our share of equity investment earnings in our grain marketing joint ventures during the year ended August 31, 2008, compared to fiscal 2007. The improvements in earnings of our grain marketing equity investments are primarily related to increased volumes and improved margins on those volumes at export terminals. Our country operations business reported an aggregate increase in equity investment earnings of $2.3 million from several small equity investments.

Our Processing segment generated improved earnings of $8.2 million from equity investments. Our equity investment earnings from US BioEnergy, prior to the merger with VeraSun, were $6.7 million less during fiscal 2008 compared to fiscal 2007, primarily from reduced margins resulting from higher input costs. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $15.6 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, along with a small milling investment, recorded combined improved earnings of $30.5 million, net compared to fiscal 2007. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s improved results were related to merchandising margins during our fiscal year ended August 31, 2008. Typically, results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increase, which may depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.6 million primarily related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $0.7 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to fiscal 2007.

Minority Interests.  Minority interests of $72.2 million for the year ended August 31, 2008 decreased by $71.1 million (50%) compared to fiscal 2007. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to fiscal 2007. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $71.5 million for the year ended August 31, 2008, compares with $40.7 million for fiscal 2007, resulting in effective tax rates of 8.2% and 5.1%, respectively. During the year ended August 31, 2007, we recognized additional tax benefits of $9.6 million related to export incentive credits. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2008 and 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the years ended August 31, 2007 and 2006

General.  We recorded income from continuing operations before income taxes of $797.4 million in fiscal 2007 compared to $564.1 million in fiscal 2006, an increase of $233.3 million (41%). These results reflected increased pretax earnings in our Energy, Ag Business and Processing segments, and Corporate and Other.

Our Energy segment generated income from continuing operations before income taxes of $613.3 million for the year ended August 31, 2007 compared to $432.8 million in fiscal 2006. This increase in earnings of $180.5 million (42%) is primarily attributable to higher margins on refined fuels, which resulted mainly from changes in the refining capacity and global demand, including industry supply shortages. Earnings in our propane business increased significantly, from a $1.5 million loss in fiscal 2006 to income of $9.7 million during fiscal 2007. Earnings in our renewable fuels marketing, lubricants and transportation businesses also improved during fiscal 2007 when compared to fiscal 2006.

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

Our Processing segment generated income from continuing operations before income taxes of $53.6 million for the year ended August 31, 2007 compared to $28.5 million in fiscal 2006, an increase in earnings of $25.1 million (88%). Oilseed processing earnings increased $2.2 million during the year ended August 31, 2007 as compared to fiscal 2006. This was primarily the result of improved crushing margins, partially offset by reduced oilseed refining margins. Contributing factors include a 7% increase in volume at our two crushing facilities, but primarily includes significant improvement in oilseed crushing margins, when comparing the year ended August 31, 2007 with fiscal 2006. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $3.0 million during the year ended August 31, 2007 compared to fiscal 2006, primarily from improved product margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, reported improved earnings of $0.8 million for fiscal 2007 compared to fiscal 2006. Our share of earnings from US BioEnergy, an ethanol manufacturing company in which we hold a minority ownership interest, net of allocated internal expenses, increased by $3.8 million during fiscal 2007 compared to fiscal 2006. In December 2006, US BioEnergy completed an initial public offering (IPO) and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $11.4 million on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Subsequent to the IPO, our ownership interest decreased to approximately 19%, and our gain was increased by $3.9 million, to bring the net gain to a total of $15.3 million during fiscal 2007.

Corporate and Other generated income from continuing operations before income taxes of $12.2 million for the year ended August 31, 2007 compared to $11.1 million in fiscal 2006, an increase in earnings of $1.1 million (10%). This improvement is primarily attributable to our business solutions’ financial and hedging services.

Net Income.  Consolidated net income for the year ended August 31, 2007 was $756.7 million compared to $505.4 million for the year ended August 31, 2006, which represented a $251.3 million (50%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $7.9 billion increased by $704.2 million (10%) during the year ended August 31, 2007 compared to fiscal 2006. During the years ended August 31, 2007 and 2006, our Energy segment recorded revenues from our Ag Business segment of $228.9 million and $242.4 million, respectively. The revenues net increase of $704.2 million is comprised of a net increase of $624.0 million in sales volume and a $80.2 million increase related to a net price appreciation on refined fuels, renewable fuels and propane products. The net change in revenues includes volume increases of $606.0 million from our ethanol marketing venture, which we acquired in April of fiscal 2006. Refined fuels revenues increased $94.5 million (2%), of which $111.2 million was due to increased volumes, partially offset by $16.7 million related to a net average selling price decrease compared to fiscal 2006. Our refined fuels volumes increased 2%, while the sales price of refined fuels decreased, only slightly, or less than $.01 per gallon, when comparing the year ended August 31, 2007 with fiscal 2006. Lower crude oil prices during fiscal 2007 compared to fiscal 2006 were primarily attributable to the effects of the hurricanes in the United States during the fall of 2005. Production disruptions due to hurricanes during the fall of 2005 along with strong demand contributed to the increases in refined fuels selling prices during fiscal 2006. Propane revenues decreased by $125.5 million (17%), of which $165.1 million was related to decreases in volume, partially offset by $39.6 million related to a net average selling price increase when compared to fiscal 2006. Propane sales volume decreased 22% in comparison to fiscal 2006, while the average selling price of propane increased $0.06 per gallon (6%). Propane prices tend to follow the prices of crude oil and natural gas, both of which decreased during the year ended August 31, 2007 compared to fiscal 2006, and are also affected by changes in propane demand and domestic inventory levels. The decrease in propane volumes reflects a loss of exclusive propane marketing rights at our former supplier’s proprietary terminals.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $8.6 billion increased $2.0 billion (30%) during the year ended August 31, 2007 compared to fiscal 2006. Grain revenues in our Ag Business segment totaled $7.1 billion and $5.3 billion during the years ended August 31, 2007 and 2006, respectively. Of the grain revenues increase of $1.8 billion (34%), $1.3 billion is due to increased average grain selling prices and $521.0 million is attributable to increased volumes during the year ended August 31, 2007 compared to fiscal 2006. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.05 per bushel (24%). The 2006 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as excellent or good. Despite the good harvest, prices for nearly all grain commodities increased because of strong demand, particularly for corn, which is used as the feedstock for most ethanol plants as well as for livestock feed. The average month-end market price per bushel of corn, soybeans and spring wheat increased approximately $1.33, $1.63 and $1.20, respectively, when compared to the prices of those same grains for fiscal 2006. Volumes increased 8% during the year ended August 31, 2007 compared with fiscal 2006. Corn and soybeans had the largest volume increases compared to fiscal 2006, followed by barley and wheat. Our Ag Business segment non-grain product revenues of $1.3 billion increased by $196.0 million (18%) during the year ended August 31, 2007 compared to fiscal 2006, primarily the result of increased revenues of crop nutrients, energy, seed, crop protection, feed and processed sunflower products. Other revenues within our Ag Business segment of $130.2 million during the year ended August 31, 2007 decreased $4.7 million (4%) compared to fiscal 2006 and is primarily attributable to reduced storage and handling revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $754.4 million increased $140.3 million (23%) during the year ended August 31, 2007 compared to fiscal 2006. Because our wheat milling, renewable fuels and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Processed soybean volumes increased 8%, accounting for an increase in revenues of $27.8 million, and a higher average sales price of processed oilseed and other revenues increased total revenues for this segment by $42.4 million. Oilseed refining revenues increased $66.6 million (23%), of which $50.4 million was due to a higher average sales price and $16.1 million was due to a net increase in sales volume. The average selling price of processed oilseed increased $22 per ton and the average selling price of refined oilseed products increased $0.05 per pound compared to 2006. Increased processed soyflour sales of $3.5 million (27%) accounts for the remaining increase in revenues. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $16.1 billion for the year ended August 31, 2007 compared to $13.5 billion for the year ended August 31, 2006, which represents a $2.6 billion (19%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $7.0 billion increased by $473.2 million (7%) during the year ended August 31, 2007 compared to fiscal 2006. This net change includes increased cost of goods sold of $624.5 million related to changes in volume from our ethanol marketing venture, which we acquired in April of fiscal 2006. The remaining change in cost of goods sold is primarily due to decreased volumes of propane, partially offset by increased net average per gallon costs of propane. The propane volumes decreased 22%, while the average cost of propane increased $0.05 (5%) compared to the year ended August 31, 2006. The average cost of refined fuels decreased by $0.02 (1%) per gallon, while volumes increased 2% compared to the year ended August 31, 2006. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease on refined fuels is reflective of lower input costs at our two crude oil refineries compared to the year ended August 31, 2006. The average per unit cost of crude oil purchased for the two refineries decreased 4% compared to the year ended August 31, 2006.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $8.4 billion increased $2.0 billion (31%) during the year ended August 31, 2007 compared to fiscal 2006. Grain cost of goods sold in our Ag Business segment totaled $7.0 billion and $5.3 billion during the years ended August 31, 2007 and 2006, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1.7 billion (34%) compared to the year ended August 31, 2006. This is the result of an 8% increase in bushels sold along with an increase of $1.04 (24%) average cost per bushel as compared to fiscal 2006. Corn and soybeans had the largest volume increase compared to the year ended August 31, 2006 followed by barley and wheat. Commodity prices on corn, spring wheat and soybeans have increased compared to the prices that were prevalent during the same period in fiscal 2006. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2007 compared to fiscal 2006, primarily due to higher volumes and price per unit costs of crop nutrients, energy, seed, crop protection, feed and processed sunflower products. The higher volumes are primarily related to acquisitions.

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

Equity Income from Investments.  Equity income from investments of $109.7 million for the year ended August 31, 2007 increased $25.5 million (30%) compared to fiscal 2006. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in all of our business segments and Corporate and Other. These improvements included $0.6 million for Energy, $10.9 million for Ag Business, $13.0 million for Processing, and $1.0 million for Corporate and Other.

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

Our Processing segment generated improved earnings of $13.0 million from equity investments. During fiscal 2006 and 2007, we invested $115.4 million in US BioEnergy, an ethanol manufacturing company, and recorded improved earnings of $9.3 million during the year ended August 31, 2007 compared to fiscal 2006, primarily from operating margins as US BioEnergy had additional plants put into production compared to fiscal 2006. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $2.3 million, and Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $1.1 million compared to fiscal 2006. Ventura Foods’ improved results were primarily due to improved product margins. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling’s results are primarily affected by U.S. dietary habits. Although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increase, which may continue to depress gross margins in the milling industry.

Our Energy segment generated increased equity investment earnings of $0.6 million primarily related to improved margins in an equity investment held by NCRA, and Corporate and Other generated improved earnings of $1.0 million from equity investment earnings, primarily from Cofina Financial, our financial services equity investment, as compared to fiscal 2006.

Minority Interests.  Minority interests of $143.2 million for the year ended August 31, 2007 increased by $52.1 million (57%) compared to fiscal 2006. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to fiscal 2006. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense, excluding discontinued operations, of $40.7 million for the year ended August 31, 2007 compares with $59.4 million for fiscal 2006, resulting in effective tax rates of 5.1% and 10.5%, respectively. During the year ended August 31, 2007, we recognized additional tax benefits of $9.6 million upon the receipt of a tax refund from the Internal Revenue Service related to export incentive credits. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2007 and 2006. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Discontinued Operations.  During the year ended August, 31, 2005, we reclassified our Mexican foods operations, previously reported in Corporate and Other, along with gains and losses recognized on sales of assets, and impairments on assets for sale, as discontinued operations that were sold or have met required criteria for such classification. During fiscal 2006, we sold or disposed of the remaining Mexican foods assets and recorded $1.0 million income ($0.6 million in income, net of taxes).

Liquidity and Capital Resources

On August 31, 2008, we had working capital, defined as current assets less current liabilities, of $1,738.6 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. During the year ended August 31, 2008, increases in working capital included the impact of the cash received from additional long-term borrowings of $600.0 million and the distribution of crop nutrients net assets from Agriliance, our agronomy joint venture, as previously discussed.

On August 31, 2008, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion which expires in May 2011 and a 364-day revolving facility in the amount of $500.0 million which expires in February 2009. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. On August 31, 2008, we had $75.0 million outstanding on our five-year revolver compared with $600.0 million outstanding on August 31, 2007. On August 31, 2008, we had no amount outstanding on our 364-day revolver. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On August 31, 2008, we had no commercial paper outstanding compared with $51.9 million on August 31, 2007. Late summer and early fall are typically our lowest points of seasonal borrowings, however, due to the appreciation in commodity prices, as further discussed in “Cash Flows from Operations”, our borrowings were much higher at the end of fiscal 2007 and during the year ended August 31, 2008, when compared to prior years. With our current available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures in the foreseeable future.

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

Cash flows provided by operating activities were $805.8 million, $407.3 million and $497.8 million for the years ended August 31, 2008, 2007 and 2006, respectively. The fluctuation in cash flows from operations between fiscal 2008 and 2007 was primarily the result of a smaller net increase in operating assets and liabilities during fiscal 2008 when compared to fiscal 2007. Commodity prices have been very volatile during the past two fiscal years, and higher prices affect inventory and receivable balances which consume cash until inventories are sold and receivables are collected. In addition, we hedge most of our grain positions with futures contracts on regulated exchanges, and volatile prices create margin calls, reflected in other current assets, which are a use of cash. The fluctuations in cash flows from operations between fiscal 2007 and 2006 was primarily the result of an increase in operating assets and liabilities partially offset by greater net income during fiscal 2007.

Our operating activities provided net cash of $805.8 million during the year ended August 31, 2008. Net income of $803.0 million and net non-cash expenses and cash distributions from equity investments of $230.0 million were partially offset by an increase in net operating assets and liabilities of $227.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $210.4 million, minority interests of $72.2 million and deferred taxes of $26.0 million, which were partially offset by income from equity investments, net of distributions, of $40.4 million and a pretax net gain on investments of $29.2 million. Gains on investments were previously discussed in “Results of Operations”, and primarily include the gain on the sale of all of our shares of CF common stock, partially off set by an impairment of our VeraSun investment. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable and accrued expenses, customer advance payments and derivative liabilities on August 31, 2008, when compared to August 31, 2007. On August 31, 2008, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $2.44 (75%), $4.64 (53%) and $1.69 (24%), respectively, when compared to the prices on August 31, 2007. The affect of increased grain prices on our operating assets and liabilities was partially offset by a decrease in our Ag Business segment grain inventories of 44.7 million bushels (30%) when comparing inventories at August 31, 2008 and 2007. In general, crude oil market prices increased $41.42 (56%) per barrel on August 31, 2008, when compared to August 31, 2007. In addition, on August 31, 2008, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had increases between 73% and 248%, depending on the product, compared to prices on August 31, 2007.

Our operating activities provided net cash of $407.3 million during the year ended August 31, 2007. Net income of $756.7 million and net non-cash expenses and cash distributions from equity investments of $288.4 million were partially offset by an increase in net operating assets and liabilities of $637.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included minority interests of $143.2 million, depreciation and amortization, including major repair costs, of $163.8 million and deferred taxes of $50.9 million, which were partially offset by income from equity investments, net of distributions, of $43.0 million and a pretax gain on investments of $20.6 million. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable and accrued expenses, derivative liabilities and customer advances on August 31, 2007, when compared to August 31, 2006. On August 31, 2007, the per bushel market prices of our three primary grain commodities, soybeans, spring wheat and corn, increased by $3.26 (60%), $2.37 (52%) and $0.92 (40%), respectively, when compared to the prices on August 31, 2006. In addition, grain inventories in our Ag Business segment increased by 39.6 million bushels (36%) when comparing inventories at August 31, 2007 and 2006. In general, crude oil prices increased $3.78 (5%) per barrel on August 31, 2007, when compared to August 31, 2006.

Our operating activities provided net cash of $497.8 million during the year ended August 31, 2006. Net income of $505.4 million and net non-cash expenses and cash distributions from equity investments of $285.2 million were partially offset by an increase in net operating assets and liabilities of $292.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $141.5 million, minority interests of $91.1 million and deferred taxes of $88.3 million, which were partially offset by income from equity investments, net of distributions, of $25.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in inventories and a decrease in payables on August 31, 2006, when compared to August 31, 2005. The increase in inventories was primarily due to an increase in grain prices and grain inventory quantities in our Ag Business segment. On August 31, 2006, the per bushel market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.04 (29%) and $0.31 (15%), respectively, and soybeans, another high volume commodity, saw a decline in price of $0.45 (8%) when compared to August 31, 2005. Grain inventories in our Ag Business segment increased by 16.3 million bushels (18%) when comparing inventories at August 31, 2006 and 2005. In addition, energy inventories at NCRA increased by 763 thousand barrels (26%) on August 31, 2006 when compared to August 31, 2005, and were also valued using prices that were 46% higher than the previous year. The decrease in accounts payable is related to NCRA, and is primarily due to a decrease in payables for crude oil purchased. The decrease in crude oil payables was related to the planned major maintenance turnaround, during which time the refinery was shut down and inventory was not used for production. The turnaround was completed by the end of August 2006.

Crude oil prices have been volatile and are expected to be volatile in the foreseeable future, but related inventories and receivables are turned in a relatively short period, thus somewhat mitigating the effect on operating assets and liabilities. Grain prices were volatile during fiscal 2008 and 2007, and are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Although grain prices have declined subsequent to August 31, 2008, we anticipate continued price volatility but within a narrower band of real values.

Cash Flows from Investing Activities

For the years ended August 31, 2008, 2007 and 2006, the net cash flows used in our investing activities totaled $663.7 million, $530.0 million and $308.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $318.6 million, $373.3 million and $235.0 million for the years ended August 31, 2008, 2007 and 2006, respectively. Included in our total acquisitions of property, plant and equipment for those same three years were capital expenditures for the installation of a coker unit at our Laurel, Montana refinery, along with refinery improvements, in the amounts of $132.5 million, $221.5 million and $62.8 million, respectively. The coker project was completed in fiscal 2008, and allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. Included in our total acquisitions of property, plant and equipment for year ended August 31, 2006, were $71.5 million of capital expenditures primarily related to the U.S. Environmental Protection Agency (EPA) low sulfur fuel regulations at our Laurel, Montana refinery and NCRA’s McPherson, Kansas refinery.

For the year ending August 31, 2009, we expect to spend approximately $577.8 million for the acquisition of property, plant and equipment. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for the Laurel and NCRA refineries to be approximately $130 million, for which $73 million is included in budgeted capital expenditures for fiscal 2009.

Expenditures for major repairs related to our refinery turnarounds were $21.7 million, $34.7 million and $42.9 million during the years ended August 31, 2008, 2007 and 2006, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s

McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2008, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $33 million, and we anticipate spending approximately an additional $4 million over the next few years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the years ended August 31, 2008, 2007 and 2006 totaled $370.2 million, $95.8 million and $73.0 million, respectively.

As previously discussed, in September 2007, Agriliance distributed primarily its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the year ended August 31, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, as previously discussed, and Land O’Lakes paid us $8.3 million for additional assets distributed to them by Agriliance related to joint venture ownership interests. In addition, during the year ended August 31, 2008, our net contribution to Agriliance was $235.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions to Agriliance, primarily for crop nutrient and crop protection product net trade payables that were not assumed by us or Land O’Lakes upon the distribution of the crop nutrients and crop protection assets, as well as for Agriliance’s ongoing retail operations.

Also during the year ended August 31, 2008, we invested an additional $20.0 million in Ventura Foods, included in our Processing segment.

During the year ended August 31, 2007, we invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. The venture, included in our Ag Business segment, includes grain storage and export facilities and builds on our South American soybean origination. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations. On August 31, 2008, we had a 40.0% ownership interest in Multigrain. During the first quarter of fiscal 2009, we and Mitsui & Co., Ltd. (Mitsui) invested an additional $200.0 million for Multigrain’s increased capital needs resulting from expansion of their operations. Our share of the $200.0 million investment was $76.3 million, resulting in our current ownership interest of 39.35%, equal to Mitsui’s ownership interest. During fiscal 2008 and 2007, our grain marketing operations have also added to our global presence by opening offices in Geneva, Switzerland; Kiev, Ukraine; Shanghai, China; and Hong Kong, and continue to explore other opportunities to establish a presence in emerging grain origination and export markets.

During the year ended August 31, 2007, we invested $15.6 million in Horizon Milling G.P. (24% CHS ownership), a joint venture included in our Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, whose operations include flour milling and dry baking mixing facilities in Canada. During the year ended August 31, 2008, we invested an additional $1.9 million in Horizon Milling G.P.

We purchased $70.0 million of common stock in US BioEnergy, an ethanol production company, during the year ended August 31, 2006. During the years ended August 31, 2007 and 2008, we made additional investments of $45.4 million and $6.5 million, respectively. Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy in our Processing segment, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and our current ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at .810 per share. As a result of our change in ownership interest we no longer have significant influence, and account for VeraSun as an available-for-sale investment. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded during the fourth quarter of our year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and VeraSun filed for voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on October 31, 2008. We will be evaluating an additional impairment during our first quarter of fiscal 2009.

For the years ended August 31, 2008, 2007 and 2006, changes in notes receivable resulted in a decrease in cash flows of $67.1 million, a decrease in cash flows of $29.3 million and an increase in cash flows of $21.0 million, respectively. For the year ended August 31, 2008, $46.0 million of the decrease in cash flows resulted from a note receivable from Cofina Financial, and the balance was primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. For the years ended August 31, 2007 and 2006, the changes in notes receivable were primarily from related party notes receivable at NCRA.

Cash acquisitions of businesses totaled $47.0 million and $15.1 million during the years ended August 31, 2008 and 2007, respectively. In fiscal 2008, we purchased a soy-based food ingredients business included in our Processing segment and an energy and convenience store business included in our Energy segment. In addition, we acquired and paid for a distillers dried grain business included in our Ag Business segment during fiscal 2008 and 2007.

Various other cash acquisitions of intangible assets totaled $3.4 million, $9.1 million and $2.9 million during the years ended August 31, 2008, 2007 and 2006, respectively.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2008 and 2007, were proceeds from the sale of investments of $122.1 million and $10.9 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of all of our shares of CF common stock. Also partially offsetting cash usages for the years ended August 31, 2008, 2007 and 2006, were investments redeemed totaling $43.0 million, $4.9 million and $7.3 million, respectively, and proceeds from the disposition of property, plant and equipment of $9.3 million, $13.5 million and $13.9 million, respectively.

Cash Flows from Financing Activities

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility. In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolver. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In November 2007, the line of credit dedicated to NCRA was renewed for an additional year, with another renewal planned for December 2008. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. During the year ended August 31, 2008, our wholly-owned subsidiary, CHS Europe S.A., entered into uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $31.2 million of inventories and receivables as of August 31, 2008. On August 31, 2008 and 2007, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $106.2 million and $620.7 million, respectively, with interest rates ranging from 2.43% to 3.74%. Proceeds from our long-term borrowings totaling $600.0 million during the year ended August 31, 2008, were used to pay down our five-year revolver and are explained in further detail below.

During the year ended August 31, 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On August 31, 2008, we had no commercial paper outstanding, and on August 31, 2007, we had $51.9 million outstanding.

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $49.2 million and $75.4 million on August 31, 2008 and 2007, respectively. Interest rates on August 31, 2008 ranged from 3.96% to 7.13%. Repayments of $26.2 million, $23.0 million and $16.4 million were made on this facility during the three years ended August 31, 2008, 2007 and 2006, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each in the years 2008 through 2013. During the year ended August 31, 2008, repayments totaled $37.5 million.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million, in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million, in the years 2005 through 2011. During each of the years ended August 31, 2008, 2007 and 2006, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the years ended August 31, 2008 and 2007.

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

In October 2007, we entered into a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. Repayments are due in equal annual installments of $80.0 million during the years 2013 through 2017.

In December 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

Through NCRA, we had revolving term loans outstanding of $0.5 million and $3.0 million for the years ended August 31, 2008 and 2007, respectively. The interest rate on August 31, 2008 was 6.48%. Repayments of $2.5 million, $3.0 million and $3.0 million were made during the three years ended August 31, 2008, 2007 and 2006, respectively.

On August 31, 2008, we had total long-term debt outstanding of $1,194.9 million, of which $199.7 million was bank financing, $966.4 million was private placement debt and $28.8 million was industrial revenue bonds and other notes and contracts payable. On August 31, 2007, we had long-term debt outstanding of $688.3 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $11.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA’s term loan of $0.5 million is collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of August 31, 2008. The aggregate amount of long-term debt payable as of August 31, 2008, was as follows (dollars in thousands):

2009	$118,636
2010	83,386
2011	112,329
2012	95,102
2013	181,085
Thereafter	604,317

$1,194,855

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets, with a cost of approximately $325.0 million. The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in our consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until its final ten-year maturity.

During the years ended August 31, 2008 and 2007, we borrowed on a long-term basis, $600.0 million and $4.1 million, respectively. There were no long-term borrowings during the year ended August 31, 2006. During the years ended August 31, 2008, 2007 and 2006, we repaid long-term debt of $99.5 million, $60.9 million and $36.7 million, respectively.

Distributions to minority owners for the years ended August 31, 2008, 2007 and 2006 were $63.1 million, $76.8 million and $80.5 million, respectively, and were primarily related to NCRA.

During the years ended August 31, 2008 and 2007, changes in checks and drafts outstanding resulted in an increase in cash flows of $61.1 million and $85.4 million, respectively, and during the year ended August 31, 2006, resulted in a decrease in cash flows of $10.5 million.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2007, were primarily distributed during the second fiscal quarter of the year ended August 31, 2008. The cash portion of this distribution deemed by the Board of Directors to be 35% was $195.0 million. During the years ended August 31, 2007 and 2006, we distributed cash patronage of $133.1 million and $62.5 million, respectively.

Cash patronage for the year ended August 31, 2008, determined by the Board of Directors to be 35% and to be distributed in fiscal 2009, is expected to be approximately $228.2 million and is classified as a current liability on the August 31, 2008 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $93.8 million. These expected distributions are classified as a current liability on the August 31, 2008 Consolidated Balance Sheet.

For the years ended August 31, 2008, 2007 and 2006, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $81.8 million, $70.8 million and $55.9 million, respectively. An additional $46.4 million, $35.9 million and $23.8 million of capital equity certificates were redeemed in fiscal 2008, 2007 and 2006, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $25.65, $26.09 and $26.10, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 11, 2008, February 8, 2007 and January 23, 2006, respectively.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2008, we had 9,047,780 shares of Preferred Stock outstanding with a total redemption value of approximately $226.2 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the years ended August 31, 2008, 2007 and 2006, were $16.3 million, $13.1 million and $10.8 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2008, 2007 and 2006, was $58.3 million, $44.3 million and $38.5 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2008 were as follows:

Total
(Dollars in millions)

2009	$39.6
2010	34.3
2011	25.3
2012	18.8
2013	11.3
Thereafter	23.0

Total minimum future lease payments	$152.3

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $500.0 million, of which $41.7 million was outstanding on August 31, 2008. All outstanding loans with respective creditors are current as of August 31, 2008.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2008 which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$106,154	$106,154
Long-term debt(1)	1,194,855	118,636	$195,715	$276,187	$604,317
Interest payments(2)	362,228	58,941	118,221	93,268	91,798
Operating leases	152,328	39,652	59,576	30,067	23,033
Purchase obligations(3)	7,534,494	4,357,023	3,095,208	76,190	6,073
Other liabilities(4)	197,481		57,704	59,552	80,225

Total obligations	$9,547,540	$4,680,406	$3,526,424	$535,264	$805,446

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2008.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations, $1,954.6 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities include the long-term portion of deferred compensation, deferred income taxes and contractual redemptions, and are included on our Consolidated Balance Sheet. Of our total other liabilities on our Consolidated Balance Sheet in the amount of $423.7 million, the timing of the payments of $226.2 million of such liabilities cannot be determined.

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

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with pre-approved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts is determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. Subsequent to our year ended August 31, 2008, the market prices of our input products have significantly decreased, thereby increasing the risk of nonperformance by counterparties.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and the recorded obligations in future periods. While our management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses. Based on changes in market conditions subsequent to our year ended August 31, 2008, the expected return on plan assets may not be realized.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2008, since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We are in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The guidance in FSP 157-3 was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 was not material to our consolidated results of operations, statement of financial position or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our consolidated balance sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in consolidated statements of operations and consolidated statements of equities and comprehensive income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

COMMODITY PRICE RISK

We are exposed to price fluctuations on energy, fertilizer, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. Our use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations.

When available, we generally enter into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations, with the exception of some contracts in prior years included in our Energy segment operations discussed below. These contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

We also manage our risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. We are also exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. Subsequent to our year ended August 31, 2008, the market prices of our input products have significantly decreased, thereby increasing the risk of nonperformance by counterparties. These contracts are recorded on our Consolidated Balance Sheets at fair values based on the market prices of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in our Energy segment. The propane contracts within our Energy segment meet the normal purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

Changes in the fair values of derivative instruments described above are recognized in cost of goods sold, in our Consolidated Statements of Operations; in the period such changes occur for all operations with the exception of some derivative instruments in prior years included in our Energy segment.

In our Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price have been designated and accounted for as hedging instruments (cash flow hedges) in prior years. The unrealized gains or losses of these contracts were deferred to accumulated other comprehensive income in the equity section of our Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and were included in earnings upon settlement. Settlement dates for these instruments extend through June 2009. On August 31, 2007, these instruments did not qualify for hedge accounting and therefore were recorded in cost of goods sold in our Consolidated Statements of Operations. On August 31, 2006, these contracts had a gain of $2.8 million, net of taxes, recorded in accumulated other comprehensive income, which was then recorded in earnings during fiscal 2007, when the instruments no longer qualified for hedge accounting.

A 10% adverse change in market prices would not materially affect our results of operations, financial position or liquidity, since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. Our effective interest rate on fixed rate debt outstanding on August 31, 2008, was approximately 5.9%.

We entered into interest rate treasury lock instruments to fix interest rates related to a portion of our private placement indebtedness. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $1.7 million loss, net of taxes, are included in accumulated other comprehensive income on August 31, 2008. Interest expense for each of the years ended August 31, 2008, 2007 and 2006, includes $0.8 million, $0.9 million and $0.9 million, respectively, which relates to interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

FOREIGN CURRENCY RISK

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during 2008 and in prior years, as substantially all international sales were denominated in U.S. dollars. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2008 and 2007 is presented below.

	November 30,	February 29,	May 31,	August 31,
	2007	2008	2008	2008
	(Unaudited)
	(Dollars in thousands)

Revenues	$6,525,386	$6,891,345	$9,336,609	$9,414,121
Gross profit	314,637	257,625	280,642	320,658
Income before income taxes	337,800	197,366	212,347	127,070
Net income	300,900	168,031	188,716	145,398

	November 30,	February 28,	May 31,	August 31,
	2006*	2007*	2007*	2007*

Revenues	$3,751,070	$3,734,580	$4,732,465	$4,997,877
Gross profit	222,434	147,941	330,908	385,476
Income before income taxes	153,611	89,592	262,717	291,471
Net income	136,379	83,673	239,596	297,075

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2 of the Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2008, the end of the period covered in this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting:

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by our management, which is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2008, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting:

During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Cofina Financial, LLC (Cofina Financial), a joint venture company formed in 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. The notes payable balances of Cofina Financial as of August 31, 2008, discussed below were not consolidated within our financial statements as of the same date.

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, had obtained available credit totaling $400.0 million as of August 31, 2008, under note purchase agreements with various purchasers, through the issuance of notes payable maturing at various dates through May 2009. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as security under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates tied to the LIBOR, all of which were at 3.00% on August 31, 2008. Borrowings by Cofina Funding under the note purchase agreements totaled $257.9 million as of August 31, 2008.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $91.7 million as of August 31, 2008. As of August 31, 2008, there was $66.0 million borrowed under these commitments.

Cofina Financial has available credit under two loan agreements with us totaling $100.0 million as of August 31, 2008. Outstanding amounts under the two loan agreements bear interest at the 30 day LIBOR plus 0.75%. At August 31, 2008, the rate was 3.21%. Borrowing under the loan agreements totaled $40.8 million as of August 31, 2008. Borrowings under the loan agreements are due and payable in full on December 31, 2008.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates (ranging from 2.00% to 2.50% on August 31, 2008) and are due upon demand. Borrowings under these notes totaled $63.9 million on August 31, 2008.

The foregoing descriptions of Cofina Financial’s financing arrangements do not purport to be complete and are qualified in their entirety by reference to the relevant material agreements which will be attached to our Quarterly Report on Form 10-Q for the quarter ending November 30, 2008.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2008.

		Director
Name and Address	Age	Region	Since

Bruce Anderson	56	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Donald Anthony	58	8	2006
43970 Road 758 Lexington, NE 68850
Robert Bass	54	5	1994
E 6391 Bass Road Reedsburg, WI 53959
Dennis Carlson	47	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	56	1	1990
2153 — 330th Street North Minneota, MN 56264-1880
Steve Fritel	53	3	2003
2851 — 77th Street NE Barton, ND 58384
Robert Grabarski	59	5	1999
1770 Highway 21 Arkdale, WI 54613
Jerry Hasnedl	62	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	50	4	2006
42046 — 257th Street Alexandria, SD 57311
James Kile	60	6	1992
508 W. Bell Lane St. John, WA 99171
Randy Knecht	58	4	2001
40193 — 112th Street Houghton, SD 57449
Michael Mulcahey	60	1	2003
8109 — 360th Avenue Waseca, MN 56093

		Director
Name and Address	Age	Region	Since

Richard Owen	54	2	1999
1591 Hawarden Road Geraldine, MT 59446
Steve Riegel	56	8	2006
12748 Ridge Road Ford, KS 67842
Daniel Schurr	43	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Duane Stenzel	62	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	46	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219

Bruce Anderson, secretary-treasurer (1995):  Chairman of the Governance Committee. Vice chairman of the North Dakota Agricultural Products Utilization Commission, and past board secretary for North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Serves on North Dakota Coordinating Council for Cooperatives and advisory board for Quentin Burdick Center for Cooperatives. Served two terms in the North Dakota House of Representatives. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

Donald Anthony (2006):  Serves on Corporate Responsibility and CHS Foundation Finance and Investment committees. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Active in several state and local cooperative and agricultural organizations. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass, first vice chairman (1994):  Chairman of Audit Committee. Director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, and vice chairman of Wisconsin Federation of Cooperatives. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

Dennis Carlson (2001):  Serves on Audit and CHS Foundation Finance and Investment Committees. Director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D., and is active in several agricultural and cooperative organizations. Operates a diverse grain and livestock operation near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

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

Robert Grabarski, assistant secretary-treasurer (1999):  Chairman of the Capital Committee and serves on Government Relations Committee. Former director, first vice chairman and interim president of former Alto Dairy Cooperative, and chairman of Wisconsin River Cooperative. Holds a certificate in production agriculture from the University of Wisconsin-Madison. Recipient of 2004 Wisconsin Federation of Cooperatives Co-op Builder Award. Operates a diversified dairy and crop farm near Arkdale, Wis. Mr. Grabarski’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl (1995):  Serves on Capital and Government Relations committees. Previous chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and the Minnesota Association of Cooperatives. Earned associate’s degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Governance and CHS Foundation Finance and Investment committees. Chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D. Raises corn, soybeans and hay near Alexandria, S.D., and operates a cow-calf and feeder calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

James Kile, second vice chairman (1992):  Member of Governance Committee. Served nearly two decades as a director and chairman of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and the Idaho Cooperative Council. Director and secretary for the SJE High School Foundation. Holds a bachelor’s degree in agricultural economics from Washington State University. Was employed in banking before returning to St. John, Wash., to operate a dryland wheat farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.

Randy Knecht (2001):  Serves on Government Relations and Corporate Responsibility committees. Representative to CHS Managers Council. President of Four Seasons Cooperative, Britton, S.D. Former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well as agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

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

Richard Owen (1999):  Serves on Audit and Government Relations committees. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as director and officer for Central Montana Cooperative, Lewistown, Mont., and its predecessor organization. Holds a bachelor’s degree in agricultural economics from Montana State University. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves on Capital and Government Relations committees. Director and chairman of Dodge City (Kan.), Cooperative Exchange. Previously served as director and officer for Co-op Service, Inc., advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Operates a 300-head cow-calf and stocker cattle operation and raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr (2006):  Serves on Audit and Government Relations committees. Served as director and officer for River Valley Cooperative of Clarence, Iowa. Director and loan committee member for Great River Bank. Former local school board member, and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agriculture from Iowa State University. Raises corn, soybeans and alfalfa near LeClaire, Iowa. Also owns and manages a beef feedlot and cow-calf herd. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

Duane Stenzel (1993):  Serves on Governance Committee. Previous chairman of the former CHS Oilseed Processing and Refining Defined Board. Active in a wide range of agricultural and cooperative organizations. Member of WFS and Wells Farmers Elevator, where he served as board president and secretary. Raises soybeans, corn and sweet corn near Wells, Minn. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

Michael Toelle, chairman (elected in 1992; chairman since 2002): Chairman of CHS Foundation. Served more than 15 years as director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance sponsors committee, serves on the 25x’25 Renewable Fuels steering committee, has served as director and chairman of Agriculture Council of America, and is active in several cooperative and commodity organizations. Holds a bachelor’s degree in industrial technology from Moorhead (Minn.) State University. Operates a grain, hog and beef farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

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

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2008 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Curt Eischens
Region 1 (Minnesota)	Jerry Hasnedl
Region 2 (Montana/Wyoming)	Rich Owen
Region 3 (North Dakota)	Bruce Anderson
Region 5 (Wisconsin, Connecticut, Indiana, Illinois, Kentucky, Michigan, Ohio)	Robert Grabarski
Region 7 (Iowa, Alabama, Arkansas, Florida, Louisiana, Missouri, Mississippi)	Dan Schurr

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders can not recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2008. Officers are appointed by the Board of Directors.

Name	Age	Position

John D. Johnson	60	President and Chief Executive Officer
Jay Debertin	48	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	60	Executive Vice President — Corporate Administration
Thomas D. Larson	60	Executive Vice President — Business Solutions
Mark Palmquist	51	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz	58	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	61	Executive Vice President and Chief Operating Officer, Energy

John D. Johnson, President and Chief Executive Officer (CEO), began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division and later became regional sales manager, director of sales and marketing, and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply for Harvest States Cooperatives in 1992 and president and CEO of Harvest States in 1995. Selected president and general manager of CHS upon its creation in 1998 and was named president and CEO in 2000. Serves on the boards of Ventura Foods, LLC, CF Industries Holdings, Inc. and National Council of Farmer Cooperatives. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.

Jay Debertin, Executive Vice President and Chief Operating Officer — Processing, joined CHS in 1984 in its energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998, and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. Named to his current position in 2005, where he is responsible for oilseed processing operations and CHS joint venture relationships in wheat milling through Horizon Milling, LLC, and in vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves on the boards of National Cooperative Refinery Association and Ventura Foods, LLC. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

Patrick Kluempke, Executive Vice President — Corporate Administration, is responsible for human resources, information technology, business risk control, building and office services, board coordination, corporate planning and international relations. Served in the U.S. Army with tours in South Vietnam and South Korea as Aide to General J. Guthrie. Began his career in grain trading and export marketing. Joined CHS in 1983, has held various positions in both the operations and corporate level, and was named to his current position in 2000. Serves on the board of Ventura Foods, LLC. Holds a bachelor’s degree from St. Cloud (Minn.) State University.

Thomas D. Larson, Executive Vice President — Business Solutions, began his career as a vocational agriculture teacher and later joined the former Cenex in agronomy sales. Managed a local cooperative in Hoffman, Minn., and then returned to Cenex to hold positions in marketing, planning, agronomy services and retail operation management. Was named Executive Vice President — Member and Public Affairs in 1999 which included responsibility for communications, corporate giving, meeting and travel and governmental affairs. Named to his current position in 2005. Received the National FFA Organization’s Honorary American Farmer Degree in 2006. Holds a bachelor’s degree in agricultural education from South Dakota State University.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, crop nutrients and country operations businesses in 2005. Serves on the boards of Horizon Milling, LLC, InTrade/ACTI, National Cooperative Refinery Association, Schnitzer Steel Industries, Inc. and Agriliance LLC. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

John Schmitz, Executive Vice President and Chief Financial Officer (CFO), joined the former Harvest States Cooperatives in 1974. Held accounting and finance positions within the company, including division controller. Named vice president and controller in 1986 and became CFO for CHS in 1999. Serves on the boards of National Cooperative Refinery Association, Ventura Foods, LLC and Cofina Financial, LLC. Member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and the National Society of Accountants for Cooperatives. Holds a bachelor’s degree in accounting from St. Cloud (Minn.) State University,

Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising, and managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and executive vice president of energy. Appointed to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Former director of Agriliance LLC and Universal Cooperatives. Holds a bachelor’s degree from St. Cloud (Minn.) State University and serves on the St. Cloud State University Foundation Board of Directors.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2008, and based further upon written representations received by us with respect to the need to file reports on Form 5, there were no late reports filed.

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

Compensation Philosophy and Objectives

The Corporate Responsibility Committee of our CHS Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•	Maintaining a strong external market focus in order to attract and retain top talent by:

•	Aligning pay structures and total direct compensation at the market median through our benchmarking process

•	Obtaining applicable and available survey data of similar sized companies

•	Maintaining reasonable internal pay equity among executives in order to allow for broad-based development opportunities in support of our talent management objectives

•	Driving strong business performance through annual and long-term incentive programs by:

•	Rewarding executives for company, business unit and individual performance

•	Aligning executive rewards with competitive returns to our owner members

•	Ensuring compensation components are mutually supportive and not contradictory

•	Aligning annual and long-term results with performance goals

•	Ensuring compliance with federal and state regulations

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2009.

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

Each year, the Corporate Responsibility Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual incentive pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer. The data is shared with our Board of Directors who together make final decisions regarding the Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our Chief Executive Officer and approves annual and long-term incentive awards based on goal attainment. In turn, the Board communicates this pay information to the Chief Executive Officer. The Chief Executive Officer is not involved with the selection of the third party consultant and does not participate in or observe Corporate Responsibility Committee meetings. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), the Chief Executive Officer decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the Named Executive Officers and communicates base and incentive compensation levels to the Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

Components of Compensation

The executive compensation and benefits programs consist of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis included a combination of any of the following sources: Hay Executive Compensation Report, Hewitt Total Compensation Measurement, Mercer US Benchmark Database-Executive Positions, Towers Perrin US General Industry Executive Database and Watson Wyatt Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 389 to 2,486, with an average of 1,118. We have recently shifted the emphasis of our executive compensation package to focus more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the Chief Executive Officer (CEO) and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element

Base Salary	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	These factors provide the fundamental element of compensation based on competitive market practice and internal equity considerations
Annual Variable Pay	Broad-based employee short-term pay-at-risk incentive for achieving predetermined annual financial and individual performance objectives	• Provide a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term pay-at-risk program for achieving predetermined Return On Equity performance levels	• Provide a direct link between employee pay and CHS’ profitability • Encourage proper expense control and containment
Long-Term Incentive Plans	Long-term pay-at-risk incentive for Senior Management to achieve predetermined triennial Return On Equity performance goals	• Provide a direct link between senior management pay and long-term strategic business objectives • Align management and member owner interests • Encourage retention of key management

Pay Element	Definition of Pay Element	Purpose of Pay Element

Retirement Benefits	Retirement benefits under the qualified retirement benefits plans are identical to the broad-based retirement plans generally available to all full-time employees	These benefits are a part of our broad-based employee total rewards program
	The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income	These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	These benefits are a part of our broad-based employee total rewards program
Additional Benefits and Perquisites	Additional benefits and perquisites provided to certain officers, including our Named Executive Officers	These benefits are provided to remain competitive with comparable companies, retain individuals who are critical to CHS, facilitate the executives’ relationships with customers and to support their roles in the community

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

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined by competitive pay of comparable positions in the market, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The Chief Executive Officer is responsible for this process for the Named Executive Officers. The Corporate Responsibility Committee is responsible for this process for the President and Chief Executive Officer. As a result of the changes in our executive compensation package mentioned above, more compensation is at risk. In accordance with Mr. Johnson’s contract, he received no increase in base pay for fiscal 2008. All other Named Executive Officers received base salary increases of up to 3.0 percent in fiscal 2008.

Annual Variable Pay:

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan (the “Incentive Program”) for our fiscal year ended August 31, 2008. Target award levels are set with reference to competitive market compensation levels and are intended to motivate our executives by providing incentive payments for the achievement of predetermined goals. Our Incentive Program is based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components include return on equity (ROE) level for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE levels for fiscal 2008 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit varies by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

For fiscal 2008, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

	CHS Company	Business Unit	Management Business	Percent of Target
Performance Level	Performance Goal	Performance Goal	Objectives	Award

Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit	Individual performance goals	200% 100% 20% 0%

The annual variable pay awards for the Named Executive Officers are calculated by applying the percent of target award to the applicable fiscal 2008 salary range midpoint for the Named Executive Officer.

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

In conjunction with the annual performance appraisal process, the Board of Directors reviews the non-financial objectives, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals for the Chief Executive Officer. Likewise, the Chief Executive Officer uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards prorated to the number of months in the plan.

For fiscal 2008, CHS reached the Company’s maximum financial goal for ROE. Annual variable pay payments for the Named Executive Officers are as follows:

John D. Johnson	$1,757,000
John Schmitz	$710,780
Leon E. Westbrock	$798,000
Mark Palmquist	$768,180
Jay Debertin	$591,220

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

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2008	Award

14.0%	$340.6 Million	5%
12.0%	$292.0 Million	4%
10.0%	$243.3 Million	3%
9.0%	$219.0 Million	2%
8.0%	$194.6 Million	1%

Effective fiscal 2009, threshold, target and maximum ROE goals are:

Return On Equity	Profit Sharing Award

14.0%	5%
12.0%	4%
10.0%	3%
9.0%	2%
8.0%	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encouraging our Named Executive Officers to maximize long-term shareholder value and retain key executives.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP is based on the CHS ROE over three-year periods. The CHS Board of Directors approves the LTIP ROE goals.

Award opportunities are expressed as a percentage of a participant’s average salary range midpoint for the three-year performance period. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for this plan to trigger a payout. The threshold, target and maximum return on equity for the fiscal 2006-2008 performance period were 7%, 10% and 12%, respectively, and will be the same for the fiscal 2007-2009 performance period.

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan after the end of each plan period. These awards are earned over a three-year period and vest over an additional 26-month period. The extended earning and vesting provisions of the LTIP are designed to help CHS retain key executives. Participants who terminate from CHS prior to retirement forfeit all unearned and unvested LTIP award balances. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For the fiscal year 2006-2008 plan, CHS reached the Company’s maximum level ROE for awards under the LTIP. Incentive payments for the Named Executive Officers are as follows:

John D. Johnson	$1,800,000
John Schmitz	$692,440
Leon E. Westbrock	$778,074
Mark Palmquist	$748,394
Jay Debertin	$572,366

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. Savings Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit pension plan. Most full-time, non-union CHS employees are eligible to participate in the plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three years of vesting service. The Pension Plan provides for a monthly benefit (or a lump sum if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

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

The amount of pay credits added to a Named Executive Officer’s account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the CHS Inc. Savings Plan, the (“401(k) Plan”), and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

Pay credits are earned according to the following schedule:

Regular Pay Credits

	Pay Below Social Security	Pay Above Social Security
Years of Benefit Service	Taxable Wage Base	Taxable Wage Base

1 - 3 years	3%	6%
4 - 7 years	4%	8%
8 - 11 years	5%	10%
12 - 15 years	6%	12%
16 years or more	7%	14%

Mid-Career Pay Credits

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

Investment Credits

We credit a Named Executive Officer’s account at the end of the year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

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

Effective January 1, 2009, CHS will match 100% of the first 1% and 50% of the next 5% contributed each year and participants will be fully vested after 2 years of vesting service in matching contributions made on the participant’s behalf by CHS.

Effective January 1, 2009, non-participants will automatically be enrolled in the plan at a 3% contribution rate. Effective each January 1st, the participant’s contribution will be increased by 1%. This escalation will stop once the participant’s contribution reaches 6%.

Also effective January 1, 2009, the name of the plan will be changed to “CHS Inc. 401(k) Plan.”

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and the CHS Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they receive the same benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and Chief Executive Officer to participate.

All Named Executive Officers are eligible to participate in the Deferred Compensation Plan. Furthermore, Mr. Westbrock is eligible for pension benefits determined under additional formulas as described in the Pension Benefits table.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded by a rabbi trust, with a balance at August 31, 2008 of $4.9 million. No further contributions are being made to the trust. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ended August 31, 2008, all of the Named Executive Officers participated in the non-elective portion of the Deferred Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2008 of $46.0 million. No further contributions to the trust are planned.

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

Dental, Vision, Hearing Plan

Named Executive Officers and their dependents may participate in our Dental, Vision, and Hearing plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental, vision and hearing expenses. The cost of this coverage is shared by both CHS and the covered Named Executive Officer.

Life, Accidental Death and Dismemberment and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic Life, Accidental Death and Dismemberment and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels as a multiple of pay. The cost of this coverage is paid by the Named Executive Officer. Effective January 1, 2009, basic life insurance equal to one times pay will be provided at CHS expense on the same basis as other eligible full-time employees. Optional life insurance in excess of 1 times pay will continue to be paid by the Named Executive Officer on the same basis as other eligible full-time employees.

Short-term and Long-term Disability

Named Executive Officers participate in our Short-Term Disability (“STD”) Plan on the same basis as other eligible full- time employees. The Named Executive Officers also participate in an executive Long-Term Disability (“LTD”) Plan. These plans replace a portion of income in the event that a Named Executive Officer is disabled under the terms of the plan and is unable to work full-time. The cost of STD coverage is paid by CHS. The cost of LTD is shared by both CHS and the covered Named Executive Officer. Effective January 1, 2009, the cost of LTD coverage will be paid by CHS.

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

Travel Assistance Program

Like other non-executive full-time CHS employees, each of the Named Executive Officers is covered by the travel assistance program. This broad-based program provides accidental death and dismemberment protection should a covered injury occur while on a CHS business trip.

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

Summary Compensation Table

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(5)	Compensation(1),(5)	Earnings(2)	Compensation(3),(4)	Total

John D. Johnson	2008	$900,000	$3,557,000	$1,161,571	$279,193	$5,897,764
President & Chief Executive Officer	2007	900,000	3,542,366	1,050,906	267,018	5,760,290
John Schmitz	2008	507,700	1,403,220	221,711	114,197	2,246,828
Executive Vice President & Chief Financial Officer	2007	492,900	1,362,386	208,021	112,868	2,176,175
Leon E. Westbrock	2008	570,700	1,576,074	1,106,259	135,199	3,388,232
Executive Vice President	2007	554,100	1,531,554	991,223	129,683	3,206,560
Mark Palmquist	2008	548,700	1,516,574	186,642	156,707	2,408,623
Executive Vice President	2007	532,700	1,481,854	193,536	143,447	2,351,537
Jay Debertin	2008	422,300	1,163,586	115,784	102,039	1,803,709
Executive Vice President	2007	410,000	1,126,160	123,906	107,526	1,767,592

(1)	Amounts include CHS annual variable pay awards and long-term incentive awards.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and non-qualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in 2008: Mr. Johnson- $114,047; Mr. Schmitz- $9,951; Mr. Westbrock- $12,893; Mr. Palmquist- $10,502; and Mr. Debertin- $1,725, and above market earnings in 2007: Mr. Johnson- $26,787; Mr. Schmitz- $291; Mr. Westbrock- $835; and Mr. Palmquist- $342.

(3)	Amounts include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions to qualified and non-qualified defined contribution plans, car allowance, spousal travel, sporting tickets, club dues/memberships and financial planning.

(4)	This column includes car allowance amounts as follows: Mr. Johnson- $25,800; and $15,120 each for Mr. Schmitz, Mr. Westbrock, Mr. Palmquist and Mr. Debertin.

(5)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $585,890 in 2008 and $206,043 in 2007.

Material Terms of Named Executive Officer Employment Agreement

On August 1, 2007, CHS entered into an employment agreement with Mr. Johnson, its President and Chief Executive Officer. The agreement is effective August 1, 2007 and continues, subject to the agreement’s termination provisions, through August 31, 2009. Thereafter the agreement renews for additional one-year periods unless terminated by CHS upon at least one year’s prior written notice to Mr. Johnson. Mr. Johnson is entitled to receive an initial annual base salary of $900,000, subject to review annually, and is eligible to receive the benefits and incentive compensation described in the agreement. If Mr. Johnson’s employment is terminated for cause (as defined in the agreement), or for a reason other than cause (as defined in the agreement) upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. After August 31, 2009, if CHS does not renew the agreement upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. Mr. Johnson may terminate his employment in his sole discretion upon thirty days’ notice, in which event he is not entitled to receive further compensation or severance. In the event of Mr. Johnson’s death during the term of the agreement, his legal representative is entitled to his base salary for the month in which his death occurred and to any other benefits otherwise due in respect of his death. In the event of Mr. Johnson’s disability during the term of the agreement, Mr. Johnson is entitled to certain continued benefits for a period not to exceed twelve months as set forth in the agreement. Under the agreement, Mr. Johnson is subject to a two-year non-compete following termination of his employment. This summary is subject to the full text of the agreement, a copy of which was previously filed and is listed as Exhibit 10.1A to this Annual Report on Form 10-K.

Explanation of Ratio of Salary and Bonus to Total Compensation

We have recently shifted the emphasis of our executive compensation package to focus more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices.

2008 Grants of Plan-Based Awards
Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date		Threshold	Target	Maximum

John D. Johnson	9-1-07	(1)	$180,000	$900,000	$1,800,000
	9-1-07	(2)	180,000	900,000	1,800,000
John Schmitz	9-1-07	(1)	74,998	374,990	749,980
	9-1-07	(2)	71,694	358,470	716,940
Leon E. Westbrock	9-1-07	(1)	82,320	411,600	823,200
	9-1-07	(2)	79,898	399,490	798,980
Mark Palmquist	9-1-07	(1)	82,320	411,600	823,200
	9-1-07	(2)	79,905	399,527	799,053
Jay Debertin	9-1-07	(1)	63,000	315,000	630,000
	9-1-07	(2)	59,841	299,204	598,407

(1)	Represents range of possible awards under our 2009 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2008 is presented in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)	Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2007-2009 performance period. Goals are based on achieving a three-year ROE of 7%, 10% and 12%. Awards are earned over a three-year period and vest over an additional 26-month period.

Grants of Plan-Based Award Table Material Terms of Awards Disclosed in Table

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis.

Pension Benefits Table

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefits	Fiscal Year

John D. Johnson(1)	CHS Inc. Pension Plan	31.6667	$570,921	$0
	SERP	31.6667	3,966,702	0
	Special SERP	31.6667	2,204,124	0
John Schmitz(1)	CHS Inc. Pension Plan	33.7500	511,464	0
	SERP	33.7500	848,869	0
Leon E. Westbrock(1)	CHS Inc. Pension Plan	27.0000	685,684	0
	SERP	27.0000	5,160,306	0
Mark Palmquist	CHS Inc. Pension Plan	28.8333	398,401	0
	SERP	28.8333	880,170	0
Jay Debertin	CHS Inc. Pension Plan	24.0833	269,252	0
	SERP	24.0833	388,421	0

(1)	The Named Executive Officer is eligible for early retirement in both the CHS Inc. Pension Plan and the Supplemental Executive Retirement Plan.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and the SERP. It also includes the accrued benefit of Mr. Johnson’s Special SERP.

For a discussion of the material terms and conditions of the Pension Plan, SERP and the Special SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K for the fiscal year ended August 31, 2008:

•	Discount rate of 6.50%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•	Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 62 for Mr. Westbrock and age 65 for all others). The early retirement benefits under the CENEX formula and the Farmer’s Union Central Exchange, Inc. formula are both currently described under the Pension Benefits Table. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance. Early retirement is not defined under the Special SERP; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment, and payments under the grandfather formula of the Pension Plan assume a single-life annuity. SERP benefits are payable as a lump sum.

The normal form of benefit for a single employee is a life only annuity, and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Johnson’s benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP converted to a monthly single-life only annuity.

As Chief Executive Officer of CHS, in addition to the Pension Plan and Supplemental Executive Retirement Plan, Mr. Johnson is also eligible for a Special SERP benefit. Under the Special SERP, at the end of each year for which Mr. Johnson completes a year of service, an amount is credited to his account. There are two components to the contribution amount: 1) a base portion, and 2) a performance-based portion. The base portion is determined by the following table:

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

Mr. Schmitz’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in the “Components of Executive Compensation and Benefits” section of our Compensation Discussion and Analysis, converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity, and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Westbrock will receive benefits under a combination of qualified and non-qualified benefit formulas that produces the greatest benefit at the earlier of termination of employment or retirement.

Initial cash balance account balances in the CHS Inc. Pension Plan were established January 1, 1999. All former CENEX employees who were at least age 50 with 10 years of credited service as of January 1, 1999 (“CENEX grandfathered participants”), were eligible to continue to accrue pension benefits determined under the prior plan formula (“CENEX formula”). Mr. Westbrock was eligible for this transition benefit. This plan provides for a monthly benefit for the employee’s lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: [[1.08% x Final Average Pay] + [.75% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years).

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

Mr. Palmquist’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in the “Components of Executive Compensation and Benefits” section converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

Mr. Debertin’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in the “Components of Executive Compensation and Benefits” section converted to a life only monthly annuity. The normal form of benefit for a single employee is a life only annuity and for a married employee the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

2008 Non-qualified Deferred Compensation Table

	Executive	Registrant	Aggregate Earnings	Aggregate	Aggregate Balance
	Contributions in	Contributions in	(Losses) in	Withdrawals/	at Last Fiscal Year
Name	Last Fiscal Year(3)	Last Fiscal Year(1)	Last Fiscal Year(4)	Distributions	End (1),(2)

John D. Johnson	$0	$2,426,444	$930,323	$2,518,931	$16,581,384
John Schmitz	0	753,901	127,139	0	2,493,578
Leon E. Westbrock	0	850,008	136,361	1,471,745	3,801,778
Mark Palmquist	0	825,928	138,135	388,779	2,566,440
Jay Debertin	585,890	617,121	(471,120)	0	5,137,558

(1)	Deferrals under the Deferred Compensation Plan are made by the Named Executive Officer. Amounts include Long-Term Incentive Plan (LTIP), retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, 401(k) match, plus Mr. Johnson’s Special SERP.

(2)	Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include roll-overs, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate based on 10-year U.S. Treasury Notes. Named Executive Officers may change their investment election daily with a maximum of 12 changes per year. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with IRC §409(A). Payments under the plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments of up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)	The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer.

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

John D. Johnson	$900,000
John Schmitz	$507,700
Leon E. Westbrock	$570,000
Mark Palmquist	$548,700
Jay Debertin	$389,815

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

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2008. Through August 31, 2008, each director was provided annual compensation of $48,000, paid in twelve monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Effective September 1, 2008, each director will receive an additional $500 per month compensation. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on meetings other than regular board meetings and the CHS Annual Meeting. Effective September 1, 2006, the number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

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

Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2008 of $602,018.

Directors of CHS in place as of September 1, 2005, and their eligible dependents, will be eligible to participate in the medical, life, dental, vision and hearing plans. CHS will pay 100% of the life and medical premium for the director and eligible dependents until the director is eligible for Medicare. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance at the cost of CHS after they leave the board. In the event a director’s coverage ends due to death or Medicare eligibility, CHS will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

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

Director Life Insurance

Current and retired directors will be required to take possession of their whole life insurance policies by December 31, 2008. For directors whose policies are not yet paid up, they will have 12 months from the date the last premium is paid to take possession of the policy. We discontinued offering whole life insurance to new directors beginning service after September 1, 2006, however, those directors will have the ability to purchase additional term insurance that is offered to our active CHS employees, but at their own expense. Directors may purchase additional optional supplemental coverage and dependent life insurance at their own expense.

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the fiscal year in which the fees will be earned, or in the case of newly elected directors, upon election. Directors are eligible to participate in the Deferred Compensation Plan which allows directors to voluntarily defer receipt of up to 100% of their board fees. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year, the following directors deferred board fees into the Plan: Mr. Fritel, Mr. Hasnedl, Mr. Mulcahey, Mr. Riegel, and Mr. Toelle.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2008 of $46.0 million. This amount includes both director and executive accounts. No further contributions to the trust are planned. Except as noted above, both non-elective and voluntary deferrals under the Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the IRS Code.

2008 Director Compensation Table

		Change in Pension Value
	Fees Earned or	and Nonqualified Deferred	All Other
Name(1)	Paid in Cash(4)	Compensation Earnings(2)	Compensation(3)	Total

Bruce Anderson	$66,000	$34,114	$7,994	$108,108
Donald Anthony	60,900	25,172	10,142	96,214
Robert Bass	69,600	28,230	12,588	110,418
Dennis Carlson(5)	61,050	16,079	11,206	88,335
Curt Eischens	64,050	14,824	13,425	92,299
Steven Fritel	62,400	20,491	18,355	101,246
Robert Grabarski	63,000	36,086	10,914	110,000
Jerry Hasnedl(5)	64,650	27,277	11,279	103,206
David Kayser	58,050	14,679	17,665	90,394
James Kile	63,300	23,515	10,934	97,749
Randy Knecht	64,200	31,341	11,698	107,239
Michael Mulcahey	64,200	32,089	14,708	110,997
Richard Owen	64,200	24,285	11,730	100,215
Steve Riegel	62,700	22,625	10,653	95,978
Daniel Schurr	60,600	9,994	17,391	87,985
Duane Stenzel(5)	64,350	26,295	10,468	101,113
Michael Toelle	79,500	9,630	15,461	104,591

(1)	There were no changes in board membership during the year ended August 31, 2008.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and non-qualified earnings, if applicable. The change in pension value will vary by director based on several factors including, age, service, pension benefit elected (lump sum or annuity- see above), discount rate and mortality factor used to calculate the benefit due.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Mr. Bass, $114; Mr. Fritel, $11; Mr. Hasnedl, $37; Mr. Knecht, $25; Mr. Mulcahey; $6; and Mr. Toelle, $25.

(3)	All other compensation includes health and life insurance premiums and spousal travel. These amounts vary primarily due to the variations in life and health insurance premiums. Premium variations are due to several factors including the director’s age, length of service and the number of dependents covered by health care benefits.

-	Health care premiums paid for directors include: Mr. Anderson, $7,552; Mr. Anthony, $8,892; Mr. Bass, $11,056; Mr. Carlson, $8,892; Mr. Eischens, $12,038; Mr. Fritel, $13,220; Mr. Grabarski, $8,892; Mr. Hasnedl, $8,892; Mr. Kayser, $15,384; Mr. Kile, $8,892; Mr. Knecht, $8,892; Mr. Mulcahey, $8,892; Mr. Owen, $8,892; Mr. Riegel, $8,892; Mr. Schurr, $15,384; Mr. Stenzel, $8,892; and Mr. Toelle, $15,384.

-	Life insurance premiums paid for directors include: Mr. Fritel, $2,931; and Mr. Mulcahey, $3,685.

-	Spousal travel includes: Mr. Anderson, $365; Mr. Anthony, $1,173; Mr. Bass, $1,455; Mr. Carlson, $2,237; Mr. Eischens, $1,310; Mr. Fritel, $2,127; Mr. Grabarski, $1,945; Mr. Hasnedl, $2,310; Mr. Kayser, $2,204; Mr. Kile, $1,965; Mr. Knecht, $2,729; Mr. Mulcahey, $2,054; Mr. Owen, $2,761; Mr. Riegel, $1,684; Mr. Schurr, $1,930; and Mr. Stenzel, $1,499.

(4)	Of this amount, the following directors defer the succeeding amounts to the Deferred Compensation Plan: Mr. Fritel, $2,400; Mr. Hasnedl,: $6,000; Mr. Mulcahey, $6,000; Mr. Riegel, $8,980; and Mr. Toelle, $6,000.

(5)	Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director’s retirement plan. All other directors will receive a monthly annuity upon retirement.

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

Beneficial ownership of equity securities as of August 31, 2008 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class(1)

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(2)		*
	Bruce Anderson	351 shares			*
	Donald Anthony	100 shares			*
	Robert Bass	120 shares			*
	Dennis Carlson	710 shares	(2)		*
	Curt Eischens	120 shares			*
	Steve Fritel	1,655 shares			*
	Robert Grabarski	6,580 shares	(2)		*
	Jerry Hasnedl	200 shares			*
	David Kayser	0 shares			*
	James Kile	250 shares	(2)		*
	Randy Knecht	438 shares	(2)		*
	Michael Mulcahey	100 shares			*
	Richard Owen	240 shares			*
	Steve Riegel	0 shares			*
	Daniel Schurr	0 shares			*
	Duane Stenzel	850 shares			*
Named Executive Officers:
	John D. Johnson	7,220 shares	(2)		*
	Jay Debertin	1,200 shares			*
	Patrick Kluempke	1,000 shares			*
	Thomas D. Larson	400 shares			*
	Mark Palmquist	400 shares			*
	John Schmitz	1,400 shares	(2)		*
	Leon E. Westbrock	3,000 shares			*

	Directors and executive officers as a group	26,754 shares			*

(1)	As of August 31, 2008, there were 9,047,780 shares of 8% Cumulative Redeemable Preferred Stock Outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of ours, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2008, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

	Product Sales	Patronage
Name	and Purchases	Dividends

Bruce Anderson	$243,915	$6,055
Curt Eischens	375,123	4,559
Steve Fritel	173,849	6,757
Jerry Hasnedl	1,492,944	38,588
David Kayser	1,133,984	12,736
Richard Owen	149,977	1,782
Michael Toelle	1,051,592	30,385

Review, Approval or Ratification of Related Party Transaction

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms as described above.

Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the Securities and Exchange Commission. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the committee of the Board of Directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their family members have an interest. In addition, we have a written policy in regard to related persons, included in our Corporate Compliance Code of Ethics that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department.

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

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ Global Select Market:

Bruce Anderson	Donald Anthony
Robert Bass	Dennis Carlson
Steve Fritel	Robert Grabarski
Jerry Hasnedl	David Kayser
James Kile	Randy Knecht
Michael Mulcahey	Richard Owen
Steve Riegel	Daniel Schurr
Duane Stenzel	Michael Toelle

Further, although we do not need to rely upon an exemption, we are exempt pursuant to the NASDAQ rules from the NASDAQ director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The NASDAQ exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers for services rendered during the fiscal years ended August 31, 2008 and 2007:

Description of Fees	2008	2007

Audit Fees(1)	$1,460,750	$1,246,665
Audit — Related Fees(2)	86,550	122,072
Tax Fees(3)	—	20,850
All Other Fees	—	—

Total	$1,547,300	$1,389,587

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End
	of Year	and Expenses	Other Accounts	of Recoveries	of Year
	(Dollars in thousands)

Allowances for Doubtful Accounts
2008	$62,960	$20,691		$(10,000)	$73,651
2007	53,898	12,358		(3,296)	62,960
2006	60,041	11,414		(17,557)	53,898

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 4, 2008 appearing on page F-1 of this Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 4, 2008

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed on January 11, 2007).
3.2		Bylaws of CHS Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2005, filed on January 11, 2006).
4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).
4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).
10.1		Employment Agreement dated November 6, 2003 by and between John D. Johnson and CHS Inc. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10	.1A	Amended and Restated Employment Agreement between John D. Johnson and CHS Inc., effective as of August 1, 2007 (Incorporated by reference to our Current Report on Form 8-K filed August 10, 2007).
10.2		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.2A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.3		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.3A	Amendment No. 4 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10	.3B	Amendment No. 5 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.3C	Amendment No. 6 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.3D	Amendment No. 7 to the CHS Inc. Supplemental Executive Retirement Plan.(*).
10.4		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.5		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.6		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001).
10	.6B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.7		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.8		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.8A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.9		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.9A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.10		2006 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 18, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10	.10A	First Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 8, 2007 (Incorporated by reference to our Current Report on Form 8-K filed May 11, 2007).
10	.10B	Second Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated October 18, 2007. (*)
10	.10C	Third Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated March 5, 2008 (Incorporated by reference to our Current Report on Form 8-K filed March 6, 2008).
10	.10D	Fourth Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008 filed July 10, 2008).
10.11		$200 Million Term Loan Credit Agreement dated as of June 1, 1998 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives, including Exhibit 2.4 (form of $200 Million Promissory Note). (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.11A	First Amendment to Credit Agreement (Term Loan), effective as of May 31, 1999 among Cenex Harvest States Cooperatives, CoBank, ACB, and St. Paul Bank for Cooperatives. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 1999, filed July 13, 1999).
10	.11B	Second Amendment to Credit Agreement (Term Loan) dated May 23, 2000 by and among Cenex Harvest States Cooperatives, CoBank, ACB, St. Paul Bank for Cooperatives and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2000, filed July 10, 2000).
10	.11C	Third Amendment to Credit Agreement (Term Loan) dated May 23, 2001 among Cenex Harvest States Cooperatives, CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2001, filed July 3, 2001).
10	.11D	Fourth Amendment to Credit Agreement (Term Loan) dated May 22, 2002 among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2002, filed July 3, 2002).
10	.11E	Fifth Amendment to Credit Agreement (Term Loan) dated May 21, 2003 by and among Cenex Harvest States Cooperatives, CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.11F	Sixth Amendment to Credit Agreement (Term Loan) dated as of May 20, 2004 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.11G	Seventh Amendment to Credit Agreement (Term Loan) dated as of May 19, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
10	.11H	Eighth Amendment to Credit Agreement (Term Loan) dated as of November 18, 2005 by and among CHS Inc., CoBank, ACB, and the Syndication Parties. (Incorporated by reference to our form 10-K for the year ended August 31, 2005, filed on November 18, 2005).
10	.11I	Ninth Amendment to Credit Agreement (Term Loan) dated as of May 18, 2006 by and among CHS Inc., CoBank, ACB and the Syndication Parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006).
10	.11J	Tenth Amendment to Credit Agreement (Term Loan) dated as of May 8, 2007 by and among CHS Inc. and CoBank, ACB (Incorporated by reference to our Current Report on Form 8-K filed May 11, 2007).

10.12		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10	.12A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10.13		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10	.13A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10.14		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.15		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004).
10	.15A	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to our Current Report on Form 8-K filed December 20, 2005).
10	.15B	Third Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10	.15C	Fifth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).
10.16		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.16A	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).
10	.16B	Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).
10.17		Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.18		Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10	.18A	First Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10	.18B	Second Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.18C	Third Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10	.18D	Fourth Amendment to CHS Inc. Deferred Compensation Plan. (*).
10.19		New Plan Participants 2005 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.20		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10.21		Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10.22		Amended and Restated Loan and Security Agreement dated August 31, 2006, by and between Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association (Incorporated by reference to our Form 10-K for the year ended August 31, 2006, filed November 22, 2006).

10	.22A	First Amendment to Amended and Restated Loan and Security Agreement by and among Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association dated January 30, 2007 (Incorporated by reference to our Current Report on Form 8-K filed January 31, 2007).
10	.22B	Second Amendment to Amended and Restated Loan and Security Agreement by and among Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association dated November 2, 2007 (Incorporated by reference to our Current Report on Form 8-K filed November 6, 2007).
10.23		City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.24		Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.25		Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.26		Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.27		Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
10.28		Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
10.29		Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.30		Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 20, 2007).
10.31		$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).
10	.31A	First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.32		Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of February 14, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 15, 2008).
10	.32A	First Amendment to Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July, 10 2008).
10.33		$75 Million Uncommitted Demand Facility by and between CHS Europe S.A. and Fortis Bank (Nederland) N.V. dated April 18, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.34		$60 Million Uncommitted Trade Finance Facility by and between CHS Europe S.A. and Societe Generale dated June 6, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.35		$70 Million Uncommitted Transactional Facility by and between CHS Europe S.A. and BNP Paribas dated July 17, 2008 (*).
10.36		$50 Million Private Shelf Agreement by and between CHS Inc. and John Hancock Life Insurance Company dated as of August 11, 2008 (*).
21.1		Subsidiaries of the Registrant. (*)
23.1		Consent of Independent Registered Public Accounting Firm. (*)
24.1		Power of Attorney. (*)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2008.

CHS INC.

By:	/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2008:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Members and Patrons of CHS inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, CHS Inc. changed the manner in which it accounts for defined benefit arrangements effective August 31, 2007.

/s/  PricewaterhouseCoopers LLP
November 4, 2008
Minneapolis, Minnesota

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	August 31
	2008	2007*
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$136,540	$357,712
Receivables	2,307,794	1,401,251
Inventories	2,368,024	1,666,632
Derivative assets	369,503	247,082
Other current assets	667,338	264,181

Total current assets	5,849,199	3,936,858
Investments	784,516	880,592
Property, plant and equipment	1,948,305	1,728,171
Other assets	189,958	208,752

Total assets	$8,771,978	$6,754,373

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$106,154	$672,571
Current portion of long-term debt	118,636	98,977
Customer credit balances	224,349	110,818
Customer advance payments	644,822	161,525
Checks and drafts outstanding	204,896	143,133
Accounts payable	1,838,214	1,120,822
Derivative liabilities	273,591	177,209
Accrued expenses	374,898	255,631
Dividends and equities payable	325,039	374,294

Total current liabilities	4,110,599	3,114,980
Long-term debt	1,076,219	589,344
Other liabilities	423,742	377,208
Minority interests in subsidiaries	205,732	197,386
Commitments and contingencies
Equities	2,955,686	2,475,455

Total liabilities and equities	$8,771,978	$6,754,373

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2008	2007*	2006*
	(Dollars in thousands)

Revenues	$32,167,461	$17,215,992	$14,383,835
Cost of goods sold	30,993,899	16,129,233	13,540,285

Gross profit	1,173,562	1,086,759	843,550
Marketing, general and administrative	329,965	245,357	231,238

Operating earnings	843,597	841,402	612,312
Gain on investments	(29,193)	(20,616)
Interest, net	76,460	31,098	41,305
Equity income from investments	(150,413)	(109,685)	(84,188)
Minority interests	72,160	143,214	91,079

Income from continuing operations before income taxes	874,583	797,391	564,116
Income taxes	71,538	40,668	59,350

Income from continuing operations	803,045	756,723	504,766
Income from discontinued operations, net of taxes			625

Net income	$803,045	$756,723	$505,391

Distribution of net income:
Patronage refunds	$652,000	$550,000	$374,000
Unallocated capital reserve	151,045	206,723	131,391

Net income	$803,045	$756,723	$505,391

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2008, 2007 and 2006
						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities
	(Dollars in thousands)

Balances, September 1, 2005*	$1,153,709	$27,467	$126,688	$142,100	$315,893	$4,971	$8,050	$1,778,878
Dividends and equity retirement determination	69,856			60,900	1,650			132,406
Patronage distribution	145,333			(203,000)	(4,850)			(62,517)
Equities retired	(55,836)	(97)						(55,933)
Capital equity certificates exchanged for preferred stock	(23,824)		23,824		(88)			(88)
Equities issued	11,064							11,064
Preferred stock dividends					(10,816)			(10,816)
Other, net	(3,300)	(197)			221			(3,276)
Comprehensive income:
Net income				374,000	131,391			505,391
Other comprehensive income						8,131		8,131

Total comprehensive income								513,522

Dividends and equities payable	(116,919)			(130,900)	(1,955)			(249,774)

Balances, August 31, 2006*	1,180,083	27,173	150,512	243,100	431,446	13,102	8,050	2,053,466
Dividends and equity retirement determination	116,919			130,900	1,955			249,774
Patronage distribution	246,802			(374,000)	(5,860)			(133,058)
Equities retired	(70,402)	(382)						(70,784)
Capital equity certificates exchanged for preferred stock	(35,899)		35,899		(145)			(145)
Equities issued	10,132							10,132
Preferred stock dividends					(13,104)			(13,104)
Other, net	(3,203)	(145)			168		(9)	(3,189)
Comprehensive income:
Net income				550,000	206,723			756,723
Other comprehensive income						62,353		62,353

Total comprehensive income								819,076

Adjustment to initially apply FASB Statement No. 158						(62,419)		(62,419)
Dividends and equities payable	(179,381)			(192,500)	(2,413)			(374,294)

Balances, August 31, 2007*	1,265,051	26,646	186,411	357,500	618,770	13,036	8,041	2,475,455
Dividends and equity retirement determination	179,381			192,500	2,413			374,294
Patronage distribution	362,206			(550,000)	(7,210)			(195,004)
Equities retired	(81,295)	(500)						(81,795)
Capital equity certificates exchanged for preferred stock	(46,364)		46,364		(135)			(135)
Equities issued	4,680							4,680
Preferred stock dividends					(16,288)			(16,288)
Other, net	(2,057)	(804)			429		(17)	(2,449)
Comprehensive income:
Net income				652,000	151,045			803,045
Other comprehensive loss						(81,078)		(81,078)

Total comprehensive income								721,967

Dividends and equities payable	(93,823)			(228,200)	(3,016)			(325,039)

Balances, August 31, 2008	$1,587,779	$25,342	$232,775	$423,800	$746,008	$(68,042)	$8,024	$2,955,686

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2008	2007*	2006*
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$803,045	$756,723	$505,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,263	140,596	126,777
Amortization of deferred major repair costs	29,146	23,250	14,716
Income from equity investments	(150,413)	(109,685)	(84,188)
Distributions from equity investments	110,013	66,693	58,240
Minority interests	72,160	143,214	91,079
Noncash patronage dividends received	(4,083)	(3,302)	(4,969)
Gain on sale of property, plant and equipment	(5,668)	(6,916)	(5,232)
Gain on investments	(29,193)	(20,616)
Deferred taxes	26,011	50,868	88,323
Other, net	770	4,261	460
Changes in operating assets and liabilities:
Receivables	(832,146)	(278,179)	44,650
Inventories	(517,515)	(528,288)	(198,501)
Derivative assets	(122,421)	(172,809)	28,421
Other current assets and other assets	(98,625)	(81,906)	34,552
Customer credit balances	113,501	44,030	(25,915)
Customer advance payments	275,386	79,138	(48,062)
Accounts payable and accrued expenses	827,997	211,469	(101,254)
Derivative liabilities	96,382	79,399	(55,038)
Other liabilities	30,152	9,346	28,371

Net cash provided by operating activities	805,762	407,286	497,821

Cash flows from investing activities:
Acquisition of property, plant and equipment	(318,559)	(373,300)	(234,992)
Proceeds from disposition of property, plant and equipment	9,336	13,548	13,911
Expenditures for major repairs	(21,662)	(34,664)	(42,879)
Investments	(370,248)	(95,834)	(72,989)
Investments redeemed	43,046	4,935	7,283
Proceeds from sale of investments	122,075	10,918
Joint venture distribution transaction, net	(4,737)
Changes in notes receivable	(67,119)	(29,320)	20,955
Acquisition of intangibles	(3,399)	(9,083)	(2,867)
Business acquisitions	(47,001)	(15,104)
Other investing activities, net	(5,444)	(2,051)	3,351

Net cash used in investing activities	(663,712)	(529,955)	(308,227)

Cash flows from financing activities:
Changes in notes payable	(565,022)	633,203	(59,025)
Long-term debt borrowings	600,000	4,050
Principal payments on long-term debt	(99,479)	(60,851)	(36,669)
Payments for bank fees on debt	(3,486)	(104)	(1,997)
Changes in checks and drafts outstanding	61,110	85,412	(10,513)
Distributions to minority owners	(63,123)	(76,763)	(80,529)
Costs incurred — capital equity certificates redeemed	(135)	(145)	(88)
Preferred stock dividends paid	(16,288)	(13,104)	(10,816)
Retirements of equities	(81,795)	(70,784)	(55,933)
Cash patronage dividends paid	(195,004)	(133,058)	(62,517)

Net cash (used in) provided by financing activities	(363,222)	367,856	(318,087)

Net (decrease) increase in cash and cash equivalents	(221,172)	245,187	(128,493)
Cash and cash equivalents at beginning of period	357,712	112,525	241,018

Cash and cash equivalents at end of period	$136,540	$357,712	$112,525

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note 2

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  Summary of Significant Accounting Policies:

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

Consolidation

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA), included in the Energy segment. The effects of all significant intercompany transactions have been eliminated.

The Company had various acquisitions during the three years ended August 31, 2008, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets and liabilities acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as identifiable intangible assets.

Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

Inventories

Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximates market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by the Company through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at the Company’s points of sales. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments

Commodity Price Risk

The Company is exposed to price fluctuations on energy, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. The Company’s use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas, and in part to the Company’s assessment of its exposure from expected price fluctuations.

The Company generally enters into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. These contracts are purchased and sold through regulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity exchanges. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any operations, with the exception of some contracts in prior years included in the Energy segment discussed below. These contracts are recorded on the Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in the Consolidated Statements of Operations using market-based prices. Hedging deposits related to these derivatives are $295.0 million and $181.9 million as of August 31, 2008 and 2007, respectively, and are included in other current assets.

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

Changes in the fair values of derivative instruments described above are recognized in cost of goods sold in the Consolidated Statements of Operations in the period such changes occur for all operations with the exception of some derivative instruments in prior years included in the Energy segment.

In the Energy segment, certain financial contracts entered into for the spread between crude oil purchase value and distillate selling price were designated and accounted for as hedging instruments (cash flow hedges) in prior years. The unrealized gains or losses of these contracts were deferred to accumulated other comprehensive income in the equity section of the Consolidated Balance Sheet for the fiscal year ended August 31, 2006, and were included in earnings upon settlement. Settlement dates for these instruments extend through June 2009. At August 31, 2007, these instruments did not qualify for hedge accounting and therefore were recorded in cost of goods sold in the Consolidated Statements of Operations. On August 31, 2006, these contracts had a gain of $2.8 million, net of taxes, recorded in accumulated other comprehensive income, which was then recorded in earnings during fiscal 2007, when the instruments no longer qualified for hedge accounting.

Interest Rate Risk

The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that the blended interest rate to the Company for all such notes approximates current market rates. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effect of market interest rate changes. The effective interest rate on fixed rate debt outstanding on August 31, 2008, was approximately 5.9%.

The Company enters into interest rate treasury lock instruments to fix interest rates related to a portion of its private placement indebtedness. These instruments were designated and are effective as cash flow hedges for accounting purposes and, accordingly, changes in fair value of $1.7 million loss, net of taxes, are included in accumulated other comprehensive income on August 31, 2008. Interest expense for each of the years ended August 31, 2008, 2007 and 2006, includes $0.8 million, $0.9 million and $0.9 million, respectively, which relates to the interest rate derivatives. The additional interest expense is an offset to the lower actual interest paid on the outstanding debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. The Company had minimal risk regarding foreign currency fluctuations during 2008 and in prior years, as substantially all international sales were denominated in U.S. dollars. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Investments

Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded in cost of goods sold at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements using the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive income (loss).

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

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The Company has asset retirement obligations with respect to certain of its refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain refinery and related assets and to continue making improvements to those assets based on technological advances. As a result, the Company believes that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which the Company would retire refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, the Company will estimate the cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets are reviewed for impairment annually or more frequently if certain impairment conditions arise, and those that are impaired are written down to fair value. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 15 years). The Company has no material intangible assets with indefinite useful lives.

Revenue Recognition

The Company provides a wide variety of products and services, from production agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur upon either shipment or receipt by the customer, depending upon the terms of the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in revenues. Service revenues are recorded only after such services have been rendered.

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

Comprehensive Income

Comprehensive income primarily includes net income, unrealized net gains or losses on available for sale investments and changes in the funded status of pension and other postretirement plans. Total comprehensive income is reflected in the Consolidated Statements of Equities and Comprehensive Income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is in the process of evaluating the effect that the adoption of SFAS No. 157 will have on the consolidated results of operations and financial condition.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The guidance in FSP 157-3 was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 was not material to the Company’s consolidated results of operations, statement of financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect that the adoption of SFAS No. 159 will have on the consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in the consolidated statements of operations and the consolidated statements of equities and comprehensive income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard must be applied retrospectively upon adoption. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to current year classifications. These reclassifications had no effect on previously reported net income, equities and comprehensive income, or cash flows.

NOTE 2  Change in Accounting Principle — Turnarounds

During the first quarter of fiscal 2008, the Company changed its accounting method for the costs of major repairs (turnarounds) from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The comparative financial statements for the years ended August 31, 2007 and 2006, have been adjusted to apply the new method retrospectively. These deferred costs are included in the Consolidated Balance Sheets in other assets. The amortization expenses related to turnaround costs are included in cost of goods sold in the Consolidated Statements of Operations. The following consolidated financial statement line items as of and for the years ended August 31, 2007 and August 31, 2006, were affected by this change in accounting principle:

	As of and For the Year Ended			As of and For the Year Ended
	August 31, 2007			August 31, 2006
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
	(Dollars in thousands)

Consolidated Balance Sheets
Other assets	$147,965	$60,787	$208,752	$223,474	$51,583	$275,057
Accrued expenses	261,875	(6,244)	255,631	249,268	(19,390)	229,878
Other liabilities	359,198	18,010	377,208	310,157	28,342	338,499
Minority interests in subsidiaries	190,830	6,556	197,386	141,375	6,556	147,931
Equities	2,432,990	42,465	2,475,455	2,017,391	36,075	2,053,466
Consolidated Statements of Operations
Cost of goods sold	$16,139,691	$(10,458)	$16,129,233	$13,570,507	$(30,222)	$13,540,285
Minority interests				85,974	5,105	91,079
Income from continuing operations before income taxes	786,933	10,458	797,391	538,999	25,117	564,116
Income taxes	36,600	4,068	40,668	49,327	10,023	59,350
Net income	750,333	6,390	756,723	490,297	15,094	505,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Year Ended			As of and For the Year Ended
	August 31, 2007			August 31, 2006
	As	FSP AUG		As	FSP AUG
	Previously	AIR-1	As	Previously	AIR-1	As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
	(Dollars in thousands)

Consolidated Statements of Cash Flows
Operating activities
Net income	$750,333	$6,390	$756,723	$490,297	$15,094	$505,391
Amortization of deferred major repair costs		23,250	23,250		14,716	14,716
Minority interests				85,974	5,105	91,079
Deferred taxes	46,800	4,068	50,868	78,300	10,023	88,323
Changes in operating assets and liabilities:
Other current assets and other assets	(84,116)	2,210	(81,906)	36,256	(1,704)	34,552
Accounts payable and accrued expenses	198,323	13,146	211,469	(87,896)	(13,358)	(101,254)
Other liabilities	23,746	(14,400)	9,346	15,368	13,003	28,371
Net cash provided by operating activities	372,622	34,664	407,286	454,942	42,879	497,821
Investing activities
Expenditures for major repairs		(34,664)	(34,664)		(42,879)	(42,879)
Net cash used in investing activities	(495,291)	(34,664)	(529,955)	(265,348)	(42,879)	(308,227)

Note 3  Receivables

Receivables as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Trade	$2,181,132	$1,366,428
Other	200,313	97,783

	2,381,445	1,464,211
Less allowances for doubtful accounts	73,651	62,960

	$2,307,794	$1,401,251

International sales for the years ended August 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in millions)

Africa	$505	$229	$119
Asia	3,000	1,130	904
Europe	488	178	183
North America, excluding U.S.	1,399	900	717
South America	922	608	156

	$6,314	$3,045	$2,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4  Inventories

Inventories as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Grain and oilseed	$918,514	$928,567
Energy	596,487	490,675
Crop nutrients	399,986
Feed and farm supplies	371,670	178,167
Processed grain and oilseed	74,537	66,407
Other	6,830	2,816

	$2,368,024	$1,666,632

As of August 31, 2008, the Company valued approximately 10% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (17% as of August 31, 2007). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $691.7 million and $389.0 million at August 31, 2008 and 2007, respectively. During 2008, energy inventory quantities were reduced, which resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2008 purchases. The effect of the liquidation decreased cost of goods sold by $32.5 million during 2008.

Note 5  Investments

Investments as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)

Cooperatives:
Land O’Lakes, Inc.	$40,542	$41,061
Ag Processing Inc.	18,799	20,416
CoBank, ACB (CoBank)	13,851	12,659
VeraSun Energy Corporation	74,338	138,474
CF Industries Holdings, Inc.		101,986
Joint ventures:
Ventura Foods, LLC	156,394	134,079
United Country Brands, LLC (Agriliance LLC)	147,449	182,834
Horizon Milling, LLC	66,529	36,092
Multigrain AG	65,573	23,082
Cofina Financial, LLC	41,378	39,805
TEMCO, LLC	26,969	11,957
Horizon Milling G.P.	20,242	15,500
Other	112,452	122,647

	$784,516	$880,592

After a fiscal 2005 Initial Public Offering (IPO) transaction for CF Industries Inc., CHS held an ownership interest in CF Industries Holdings, Inc. (the post-IPO name) of approximately 3.9% or 2,150,396 shares. During the year ended August 31, 2007, CHS sold 540,000 shares of the stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing its ownership interest in CF Industries Holdings, Inc. to approximately 2.9%. CHS accounted for this investment as an available for sale security, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, it adjusted the carrying value of the shares to the $102.0 million market value on August 31, 2007. An unrealized pretax gain of $85.4 million related to this investment was included in accumulated other comprehensive income on August 31, 2007. During the year ended August 31, 2008, CHS sold all of its remaining 1,610,396 shares of stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million ($78.5 million net of taxes).

The Company purchased $70.0 million of common stock in US BioEnergy Corporation (US BioEnergy), an ethanol production company, during the year ended August 31, 2006. During the year ended August 31, 2007, the Company made additional investments of $45.4 million. In December 2006, US BioEnergy completed an IPO, and the effect of the issuance of additional shares of its stock was to dilute the Company’s ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, the Company recognized a non-cash net gain of $15.3 million on its investment during the year ended August 31, 2007, to reflect its proportionate share of the increase in the underlying equity of US BioEnergy. This gain is reflected in the Processing segment. During the first quarter of fiscal 2008, the Company purchased additional shares of US BioEnergy common stock for $6.5 million. Through March 31, 2008, the Company was recognizing its share of the earnings of US BioEnergy using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and the Company’s current ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, the Company’s shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at .810 per share. As a result of the Company’s change in ownership interest it no longer has significant influence, and effective April 1, 2008, accounts for VeraSun as an available-for-sale investment. Due to the continued decline of the ethanol industry and other considerations, the Company determined that an impairment of its VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded in gain on investments during the fourth quarter of the Company’s year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, Verasun filed for relief under chapter 11 of the U.S. Bankruptcy Code. The Company will be evaluating an additional impairment during its first quarter of fiscal 2009.

During the year ended August 31, 2007, the Company invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. The venture includes grain storage and export facilities and builds on the Company’s South American soybean origination. During the year ended August 31, 2008, the Company increased its equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations. As of August 31, 2008, the Company had a 40.0% ownership interest in Multigrain, which is included in the Ag Business segment. During the first quarter of fiscal 2009, the Company and Mitsui & Co., Ltd. (Mitsui) invested an additional $200.0 million for Multigrain’s increased capital needs resulting from expansion of its operations. The Company’s share of the $200.0 million investment was $76.3 million, resulting in our current ownership interest of 39.35%, equal to Mitsui’s ownership interest.

During the year ended August 31, 2007, the Company invested $15.6 million in Horizon Milling G.P. (24% ownership), a joint venture included in the Processing segment, that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, whose operations include flour milling and dry baking mixing facilities in Canada. During the year ended August 31, 2008, the Company invested an additional $1.9 million in Horizon Milling G.P.

The Company has a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in the Company’s Processing segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended August 31, 2008, the Company invested an additional $20.0 million in Ventura Foods. The Company accounts for Ventura Foods as an equity method investment, and as of August 31, 2008, its carrying value of Ventura Foods exceeded its share of their equity by $15.7 million, of which $2.8 million is being amortized with a remaining life of approximately four years. The remaining basis difference represents equity method goodwill.

Agriliance LLC (Agriliance) is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (50%). United Country Brands, LLC is 100% owned by CHS. The Company accounts for its Agriliance investment using the equity method of accounting within the Ag Business segment. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to the Company, and the assets of the crop protection business to Land O’Lakes. After the distributions, Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. During the year ended August 31, 2008, the Company’s net contribution to Agriliance was $235.0 million which supported their working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance.

Due to the Company’s 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, each company was entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed the Company $133.5 million. Land O’Lakes paid the Company $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on the Company’s behalf in the amount of $100.9 million. Values of the distributed assets were determined after the closing and in October 2007, the Company made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. The final true-up is expected to occur during fiscal 2009.

The distribution of assets the Company received from Agriliance for the crop nutrients business had a book value of $248.2 million. The Company recorded 50% of the value of the net assets received at book value due to the Company’s ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Values assigned to the net assets acquired were:

(Dollars in thousands)

Receivables	$5,219
Inventories	174,620
Other current assets	256,390
Investments	6,096
Property, plant and equipment	29,682
Other assets	11,717
Customer advance payments	(206,252)
Accounts payable	(5,584)
Accrued expenses	(3,163)

Total net assets received	$268,725

In March 2008, the Company learned that Agriliance would restate its financial statements because of what they considered to be a misapplication of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). CHS has determined that the effects of Agriliance’s restatement on the Company’s consolidated financial statements for fiscal 2007 and 2006, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides summarized financial information as reported, excluding restatements, for Agriliance balance sheets as of August 31, 2008 and 2007, and statements of operations for the years ended August 31, 2008, 2007 and 2006:

	2008	2007
	(Dollars in thousands)

Current assets	$456,385	$1,534,432
Non-current assets	40,946	130,347
Current liabilities	119,780	1,214,019
Non-current liabilities	12,421	138,173

	2008	2007	2006
	(Dollars in thousands)

Net sales	$1,070,892	$4,049,088	$3,739,632
(Loss) earnings from operations	(8,143)	116,584	76,052
Net (loss) income	(15,903)	58,701	52,268

Cofina Financial, LLC (Cofina Financial), a joint venture finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, the Company held a 49% ownership interest in Cofina Financial and accounted for the investment using the equity method of accounting included in Corporate and Other. On September 1, 2008, CHS purchased Cenex Finance Association’s remaining 51% ownership interest.

Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

Note 6  Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2008 and 2007 is as follows:

	2008	2007
	(Dollars in thousands)

Land and land improvements	$104,306	$90,263
Buildings	474,399	410,556
Machinery and equipment	2,763,288	2,258,108
Office and other	90,061	81,091
Construction in progress	89,795	320,101

	3,521,849	3,160,119
Less accumulated depreciation and amortization	1,573,544	1,431,948

	$1,948,305	$1,728,171

The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The net book value of the leased milling assets at August 31, 2008 and 2007 was $70.8 million and $76.4 million, respectively, net of accumulated depreciation of $59.6 million and $54.0 million, respectively.

For the years ended August 31, 2008, 2007 and 2006, the Company capitalized interest of $9.8 million, $11.7 million and $4.7 million, respectively, related to capitalized construction projects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7  Discontinued Operations

In May 2005, CHS sold the majority of its Mexican foods business. During 2006, the Company sold or disposed of the remaining assets. The operating results of the Mexican foods business are reported as discontinued operations.

Summarized results from discontinued operations for the year ended August 31, 2006 is as follows:

2006
(Dollars in thousands)

Marketing, general and administrative*	$(1,168)
Interest, net	145
Income tax expense	398

Income from discontinued operations	$625

*	Includes a $1.6 million gain on disposition.

Note 8  Other Assets

Other assets as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)

Goodwill	$3,804	$3,804
Customer lists, less accumulated amortization of $7,454 and $2,898, respectively	20,216	13,894
Non-compete covenants, less accumulated amortization of $2,668 and $1,826, respectively	3,265	3,201
Trademarks and other intangible assets, less accumulated amortization of $17,215 and $7,249, respectively	25,918	15,823
Prepaid pension and other benefits	64,023	101,073
Capitalized major maintenance	53,303	60,787
Notes receivable	12,356	5,874
Other	7,073	4,296

	$189,958	$208,752

Intangible assets acquired as part of business acquisitions during the years ended August 31, 2008 and 2007 totaled $18.6 million and $6.5 million, respectively, and were for the purchase of a soy-based food ingredients business included in the Processing segment in fiscal 2008, and a distillers dried grain business included in the Ag Business segment acquired and paid for in fiscal 2008 and 2007. Various other cash acquisitions of intangibles totaled $3.4 million, $9.1 million and $2.9 million during the years ended August 31, 2008, 2007 and 2006, respectively.

Intangible assets amortization expense for the years ended August 31, 2008, 2007 and 2006, was $15.9 million, $3.2 million and $4.9 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $11.1 million for the first year, $7.4 million for the next three years, and $2.9 million for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9  Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2008 and 2007 consisted of the following:

	Interest Rates at
	August 31, 2008	2008	2007
		(Dollars in thousands)

Notes payable(a)(k)	2.43% to 3.74%	$106,154	$672,571

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009(b)(k)	3.96% to 7.13%	$49,700	$80,594
Revolving term loans from cooperative and other banks, payable in equal installments beginning in 2013 through 2018(c)(k)	5.59%	150,000
Private placement, payable in equal installments beginning in 2013 through 2017(d)(k)	6.18%	400,000
Private placement, payable in equal installments through 2013(e)(k)	6.81%	187,500	225,000
Private placement, payable in installments through 2018(f)(k)	4.96% to 5.60%	139,615	157,308
Private placement, payable in equal installments beginning in 2011 through 2015(g)(k)	5.25%	125,000	125,000
Private placement, payable in equal installments through 2011(h)(k)	7.43% to 7.90%	34,286	45,714
Private placement, payable in its entirety in 2010(i)(k)	4.08%	15,000	15,000
Private placement, payable in its entirety in 2011(i)(k)	4.39%	15,000	15,000
Private placement, payable in equal installments beginning in 2014 through 2018(i)(k)	5.78%	50,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(j)	1.89% to 12.17%	24,829	20,780

Total long-term debt		1,194,855	688,321
Less current portion		118,636	98,977

Long-term portion		$1,076,219	$589,344

	2008	2007

Weighted-average interest rates at August 31:
Short-term debt	2.73%	6.50%
Long-term debt	5.90%	6.03%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. One of these revolving lines of credit is a five-year $1.3 billion committed facility, with $75.0 million outstanding on August 31, 2008. During fiscal 2008, the Company increased its short-term borrowing capacity by establishing a 364-day $500.0 million committed revolving line of credit, with no amount outstanding on August 31, 2008. In addition to these short-term lines of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit, the Company has a one-year committed credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, with no amount outstanding on August 31, 2008. The Company also has a committed revolving line of credit dedicated to Provista in the amount of $25.0 million, with no amount outstanding on August 31, 2008. During fiscal 2008, our wholly-owned subsidiary, CHS Europe S.A., entered into uncommitted lines of credit to finance its normal trade grain transactions, of which $31.2 million was outstanding on August 31, 2008, and was collateralized by inventories and receivables. The Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the five-year revolving credit facility. The commercial paper programs do not increase the committed borrowing capacity in that the Company is required to have at least an equal amount of undrawn capacity available on the five-year revolving facility as to the amount of commercial paper issued. On August 31, 2008, there was no commercial paper outstanding.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment. On August 31, 2008, $49.2 million was outstanding. NCRA term loans of $0.5 million are collateralized by NCRA’s investment in CoBank.

(c)	In December 2007, the Company established a 10-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million.

(d)	In October 2007, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $400.0 million.

(e)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(f)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(g)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(h)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(i)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each. In April 2007, the agreement was amended with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. In February 2008, the Company borrowed $50.0 million under the shelf arrangement.

(j)	Other notes and contracts payable of $11.6 million are collateralized by property, plant and equipment, with a cost of $23.5 million, less accumulated depreciation of $7.0 million on August 31, 2008.

(k)	The debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

In December 2006, NCRA entered into an agreement with the City of McPherson, Kansas related to certain of its ultra-low sulfur fuel assets, with a cost of approximately $325.0 million. The City of McPherson issued $325.0 million of Industrial Revenue Bonds (IRBs) which were transferred to NCRA as consideration in a financing agreement between the City of McPherson and NCRA related to the ultra-low sulfur fuel assets. The term of the financing obligation is ten years, at which time NCRA has the option of extending the financing obligation or purchasing the assets for a nominal amount. NCRA has the right at anytime to offset the financing obligation to the City of McPherson against the IRBs. No cash was exchanged in the transaction and none is anticipated to be exchanged in the future. Due to the structure of the agreement, the financing obligation and the IRBs are shown net in the Company’s consolidated financial statements. On March 18, 2007, notification was sent to the bond trustees to pay the IRBs down by $324.0 million, at which time the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing obligation to the City of McPherson was offset against the IRBs. The balance of $1.0 million will remain outstanding until its final ten-year maturity.

The fair value of long-term debt approximates book value as of August 31, 2008 and 2007.

The aggregate amount of long-term debt payable as of August 31, 2008 is as follows:

(Dollars in thousands)

2009	$118,636
2010	83,386
2011	112,329
2012	95,102
2013	181,085
Thereafter	604,317

$1,194,855

Interest, net for the years ended August 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in thousands)

Interest expense	$90,364	$51,811	$50,562
Interest income	13,904	20,713	9,257

Interest, net	$76,460	$31,098	$41,305

Note 10  Income Taxes

The provision for income taxes for the years ended August 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in thousands)

Continuing operations:
Current	$45,527	$(10,200)	$(28,973)
Deferred	15,578	42,068	91,123
Valuation allowance	10,433	8,800	(2,800)

Income taxes from continuing operations	71,538	40,668	59,350
Income taxes from discontinued operations			398

Income taxes	$71,538	$40,668	$59,748

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Accrued expenses	$81,554	$81,653
Postretirement health care and deferred compensation	78,732	65,339
Tax credit carryforwards	51,306	50,402
Loss carryforwards	286	6,427
Other	15,095	15,169

Total deferred tax assets	226,973	218,990

Deferred tax liabilities:
Pension	22,774	25,645
Investments	17,722	133,018
Major maintenance	15,148	32,411
Property, plant and equipment	297,276	191,369
Other	10,725	7,893

Total deferred tax liabilities	363,645	390,336

Deferred tax assets valuation reserve	(19,808)	(9,375)

Net deferred tax liabilities	$156,480	$180,721

During fiscal year ended August 31, 2008, the Company provided a valuation allowance of $11.6 million related to the carryforward of certain capital losses. During the year ended August 31, 2007, NCRA provided a $9.4 million valuation allowance related to its carryforward of certain state tax credits. This allowance was decreased by $1.1 million during its year ended August 31, 2008, due to a change in the amount of credits that are estimated to be used. The remaining allowance is necessary due to the limited amount of taxable income generated by NCRA on an annual basis.

As of August 31, 2008, net deferred taxes of $49.4 million and $205.9 million are included in current assets and other liabilities, respectively ($5.5 million and $186.2 million in current assets and other liabilities, respectively, as of August 31, 2007).

The reconciliation of the statutory federal income tax rates to the effective tax rates for continuing operations for the years ended August 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(29.2)	(27.1)	(26.2)
Export activities at rates other than the U.S. statutory rate	(0.1)	(1.6)	(0.8)
Valuation allowance	1.2	1.1	(0.5)
Tax credits	(2.3)	(3.6)	(1.7)
Other	(0.3)	(2.6)	0.8

Effective tax rate	8.2%	5.1%	10.5%

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years ending on or before August 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on September 1, 2007. As a result of the implementation of Interpretation 48, no significant increase or decrease in the liability for unrecognized tax benefits was recorded. A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

2008
(Dollars in thousands)

Beginning balance	$7,259
Reductions for tax positions of prior years	(1,419)

Balance at August 31	$5,840

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the year ended August 31, 2008, the Company recognized approximately $44 thousand in interest. The Company had approximately $0.3 million for the payment of interest accrued on August 31, 2008.

Note 11  Equities

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

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individual members who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $93.8 million. These expected distributions are classified as a current liability on the August 31, 2008 Consolidated Balance Sheet.

For the years ended August 31, 2008, 2007 and 2006, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $81.8 million, $70.8 million and $55.9 million, respectively. An additional $46.4 million, $35.9 million and $23.8 million of capital equity certificates were redeemed in fiscal years 2008, 2007 and 2006, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $25.65, $26.09 and $26.10, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 11, 2008, February 8, 2007 and January 23, 2006, respectively.

The Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2008, the Company had 9,047,780 shares of Preferred Stock outstanding with a total redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of approximately $226.2 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at the Company’s option. At this time, the Company has no current plan or intent to redeem any Preferred Stock.

Note 12  Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans. As of August 31, 2008, NCRA’s measurement date was August 31, 2008, and the CHS measurement date was June 30, 2008.

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2008 and 2007 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$346,319	$328,125	$35,644	$23,381	$28,001	$28,315
Service cost	15,387	14,360	1,246	1,023	1,175	957
Interest cost	21,266	19,259	2,190	1,480	1,814	1,668
Plan amendments		14,960		727
Actuarial loss (gain)	3,493	(852)	492	9,794	713	881
Assumption change	(9,196)	(5,401)	(756)	(37)	(61)	(1,482)
Special agreements			467		4,000
Medicare D					314	262
Benefits paid	(23,135)	(24,132)	(1,093)	(724)	(1,578)	(2,600)

Benefit obligation at end of measurement date	$354,134	$346,319	$38,190	$35,644	$34,378	$28,001

Change in plan assets:
Fair value of plan assets at beginning of period	$382,431	$345,860
Actual (loss) income on plan assets	(18,045)	45,826
Company contributions	25,299	14,877	$1,093	$724	$1,578	$2,600
Benefits paid	(23,135)	(24,132)	(1,093)	(724)	(1,578)	(2,600)

Fair value of plan assets at end of measurement date	$366,550	$382,431	$—	$—	$—	$—

Funded status at end of measurement date	$12,416	$36,112	$(38,190)	$(35,644)	$(34,378)	$(28,001)

Amounts recognized on balance sheet:
Non-current assets	$13,234	$36,083
Accrued benefit cost:
Current liabilities			$(1,397)	$(1,862)	$(2,412)	$(1,911)
Non-current liabilities	(818)		(35,443)	(33,119)	(31,777)	(25,828)

Ending balance	$12,416	$36,083	$(36,840)	$(34,981)	$(34,189)	$(27,739)

Amounts recognized in accumulated other comprehensive income (pre-tax):
Net transition obligation					$4,581	$5,516
Prior service cost (credit)	$17,444	$19,608	$1,697	$2,276	(724)	(1,044)
Net loss (gain)	114,457	75,886	9,328	10,434	(786)	(1,603)
Minority interest	(10,776)	(7,191)	(70)	(53)	(1,079)	(1,226)

Ending balance	$121,125	$88,303	$10,955	$12,657	$1,992	$1,643

The accumulated benefit obligation of the qualified pension plans was $331.4 million and $321.8 million at August 31, 2008 and 2007, respectively. The accumulated benefit obligation of the non-qualified pension plans was $27.4 million and $22.7 million at August 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2008. The rate was assumed to decrease gradually to 5.0% for 2015 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2008, 2007 and 2006 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$15,387	$14,360	$14,892	$1,246	$1,023	$2,195	$1,175	$957	$1,024
Interest cost	21,266	19,259	17,037	2,190	1,480	1,368	1,814	1,668	1,568
Expected return on assets	(31,274)	(29,171)	(28,362)
Special agreements				467			4,000
Prior service cost (credit) amortization	2,164	867	855	579	494	516	(320)	(319)	(305)
Actuarial loss (gain) amortization	4,887	5,766	7,513	841	77	210	(165)	(231)	17
Transition amount amortization							935	936	936

Net periodic benefit cost	$12,430	$11,081	$11,935	$5,323	$3,074	$4,289	$7,439	$3,011	$3,240

Average assumptions:
Discount rate	6.25%	6.25%	6.05%	6.25%	6.25%	6.05%	6.25%	6.25%	6.05%
Expected return on plan assets	8.75%	8.75%	8.80%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2009 from accumulated other comprehensive income into net periodic benefit cost is as follows:

	Qualified	Non-Qualified	Other
	Pension Benefits	Pension Benefits	Benefits
	(Dollars in thousands)
Amortization of transition obligation	$	$	$936
Amortization of prior service cost (benefit)	2,115	546	(197)
Amortization of net actuarial loss (gain)	4,980	646	(166)
Minority interest	(618)	(3)	(82)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$260	$(250)
Effect on postretirement benefit obligation	2,200	(2,000)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $12.2 million, $10.7 million and $9.7 million, for the years ended August 31, 2008, 2007 and 2006, respectively.

The Company contributed $25.3 million to qualified pension plans in fiscal year 2008. Based on the fully funded status of the qualified pension plans as of August 31, 2008, the Company does not expect to contribute to these plans in fiscal year 2009. The Company expects to pay $3.8 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2009.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other Benefits
	Pension Benefits	Pension Benefits	Gross	Medicare D
	(Dollars in thousands)
2009	$24,332	$1,397	$2,412	$200
2010	26,290	1,975	2,632	200
2011	27,412	9,483	2,845	200
2012	29,886	1,476	3,040	200
2013	32,332	5,235	3,192	200
2014-2018	191,460	15,682	16,673	1,000

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

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2008	2007
Cash	6.3%	2.7%
Debt	29.6	29.7
Equities	57.8	62.0
Real estate	4.7	3.9
Other	1.6	1.7

Total	100.0%	100.0%

Effective August 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.

The adoption of SFAS No. 158 on August 31, 2007, resulted in incremental adjustments to the following individual line items in the Consolidated Balance Sheet:

	Pre-SFAS
	No. 158 with	SFAS No. 158	Post SFAS
	AML Adjustments	Adoption Adjustments	No. 158
	(Dollars in thousands)
Prepaid pension	$131,322	$(95,239)	$36,083
Accrued pension liability	(47,663)	(15,057)	(62,720)
Intangible asset	291	(291)
Deferred tax asset	189	39,699	39,888
Minority interest		8,469	8,469
Accumulated other comprehensive income, net of tax	296	62,419	62,715
Accumulated other comprehensive income, pre-tax	485	102,118	102,603

Note 13  Segment Reporting

The Company aligned its business segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, the Company has three chief operating officers to lead its three business segments: Energy, Ag Business and Processing.

The Energy segment derives its revenues through refining, wholesaling, marketing and retailing of petroleum products. The Ag Business segment derives its revenues through the sale of wholesale crop nutrients, the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal, soybean refined oil and soy-based food products, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company. The Company includes other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s insurance, hedging and other service activities related to crop production.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assigns certain corporate general and administrative expenses to its business segments based on use of such services and allocates other services based on factors or considerations relevant to the costs incurred.

Expenses that are incurred at the corporate level for the purpose of the general operation of the Company are allocated to the segments based upon factors which management considers non-symmetrical. Due to efficiencies in scale, cost allocations and intersegment activity, management does not represent that these segments, if operated independently, would report the income before income taxes and other financial information as presented.

Segment information for the years ended August 31, 2008, 2007 and 2006 is as follows:

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2008:
Revenues	$11,499,814	$19,696,907	$1,299,209	$31,363	$(359,832)	$32,167,461
Cost of goods sold	11,027,459	19,088,079	1,240,944	(2,751)	(359,832)	30,993,899

Gross profit	472,355	608,828	58,265	34,114	—	1,173,562
Marketing, general and administrative	111,121	160,364	26,089	32,391		329,965

Operating earnings	361,234	448,464	32,176	1,723	—	843,597
(Gain) loss on investments	(35)	(100,830)	72,602	(930)		(29,193)
Interest, net	(5,227)	63,665	21,995	(3,973)		76,460
Equity income from investments	(5,054)	(83,053)	(56,615)	(5,691)		(150,413)
Minority interests	71,805	355				72,160

Income (loss) from continuing operations before income taxes	$299,745	$568,327	$(5,806)	$12,317	$—	$874,583

Intersegment revenues	$(322,522)	$(36,972)	$(338)		$359,832	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$251,401	$56,704	$5,994	$4,460		$318,559

Depreciation and amortization	$107,949	$50,933	$15,902	$6,479		$181,263

Total identifiable assets at August 31, 2008	$3,216,852	$4,172,950	$748,989	$633,187		$8,771,978

For the year ended August 31, 2007:
Revenues	$8,105,067	$8,575,389	$754,743	$28,465	$(247,672)	$17,215,992
Cost of goods sold	7,264,180	8,388,476	726,510	(2,261)	(247,672)	16,129,233

Gross profit	840,887	186,913	28,233	30,726	—	1,086,759
Marketing, general and administrative	94,939	97,299	23,545	29,574		245,357

Operating earnings	745,948	89,614	4,688	1,152	—	841,402
Gain on investments		(5,348)	(15,268)			(20,616)
Interest, net	(6,106)	28,550	14,783	(6,129)		31,098
Equity income from investments	(4,468)	(51,830)	(48,446)	(4,941)		(109,685)
Minority interests	143,230	(16)				143,214

Income from continuing operations before income taxes	$613,292	$118,258	$53,619	$12,222	$—	$797,391

Intersegment revenues	$(228,930)	$(18,372)	$(370)		$247,672	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$313,246	$44,020	$12,092	$3,942		$373,300

Depreciation and amortization	$86,558	$33,567	$15,116	$5,355		$140,596

Total identifiable assets at August 31, 2007	$2,797,831	$2,846,950	$681,118	$428,474		$6,754,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2006:
Revenues	$7,414,361	$6,575,165	$614,471	$31,415	$(251,577)	$14,383,835
Cost of goods sold	6,804,454	6,401,527	588,732	(2,851)	(251,577)	13,540,285

Gross profit	609,907	173,638	25,739	34,266	—	843,550
Marketing, general and administrative	82,867	99,777	21,645	26,949		231,238

Operating earnings	527,040	73,861	4,094	7,317	—	612,312
Interest, net	6,534	23,559	11,096	116		41,305
Equity income from investments	(3,840)	(40,902)	(35,504)	(3,942)		(84,188)
Minority interests	91,588	(509)				91,079

Income from continuing operations before income taxes	$432,758	$91,713	$28,502	$11,143	$—	$564,116

Intersegment revenues	$(242,430)	$(8,779)	$(368)		$251,577	$—

Capital expenditures	$175,231	$44,542	$13,313	$1,906		$234,992

Depreciation and amortization	$75,581	$31,471	$14,049	$5,676		$126,777

Note 14  Commitments and Contingencies

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

The Company has completed certain refinery upgrades and enhancements in order to comply with existing environmental regulations, and has incurred capital expenditures from fiscal years 2003 through 2006 totaling $88.1 million for the Company’s Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery.

The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, the Company’s refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. The Company anticipates the combined capital expenditures for the Laurel and NCRA refineries to be approximately $130 million, for which $73 million is included in budgeted capital expenditures for fiscal 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grain Storage

As of August 31, 2008 and 2007, the Company stored grain for third parties totaling $357.4 million and $184.1 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit for related companies. The Company’s bank covenants allow maximum guarantees of $500.0 million, of which $41.7 million was outstanding on August 31, 2008. All outstanding loans with respective creditors are current as of August 31, 2008.

Cofina Financial, in which the Company had a 49% ownership interest through August 31, 2008, makes seasonal and term loans to cooperatives and individual agricultural producers. The Company may, at its own discretion, choose to guarantee certain loans made by Cofina Financial. In addition, the Company also guarantees certain debt and obligations under contracts for its subsidiaries and members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s obligations pursuant to its guarantees as of August 31, 2008 are as follows:

	Guarantee/		Exposure on
	Maximum		August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure		2008	Guarantee	Expiration Date	Event	Provisions	as Collateral
	(Dollars in thousands)
Mountain Country, LLC	$150		$30	Obligations by Mountain Country , LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against Mountain Country, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$394		394	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against Morgan County Investors, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sales agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000			Obligations by TEMCO under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		1,000	Obligations by TEMCO under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnification of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$17,502		14,861	Loans to our customers that are originated by Cofina and then sold to ProPartners, which is an affiliate of CoBank	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Cofina Financial, LLC	$18,200		18,200	Loans made by Cofina to our customers	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674		5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Agriliance LLC	$500		500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None
Ag Business segment subsidiaries	$5,295			Contribution obligations as a participating employer in the Co-op Retirement Plan	None stated	Nonpayment	None	None

			$41,659

*	The maximum exposure on any give date is equal to the actual guarantees extended as of that date, not to exceed $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is committed under operating lease agreements for approximately 2,500 rail cars with remaining terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $58.3 million, $44.3 million and $38.5 million for the years ended August 31, 2008, 2007 and 2006, respectively. Mileage credits and sublease income totaled $3.8 million, $3.9 million and $3.2 million for the years ended August 31, 2008, 2007 and 2006, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2008 are as follows:

	Rail		Equipment
	Cars	Vehicles	and Other	Total
	(Dollars in thousands)
2009	$11,473	$20,581	$7,598	$39,652
2010	10,875	16,701	6,686	34,262
2011	9,373	9,646	6,295	25,314
2012	6,412	6,687	5,712	18,811
2013	4,276	3,145	3,835	11,256
Thereafter	10,685	559	11,789	23,033

Total minimum future lease payments	$53,094	$57,319	$41,915	$152,328

Note 15  Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in thousands)

Net cash paid (received) during the period for:
Interest	$79,590	$52,323	$54,228
Income taxes	11,226	(20,274)	(23,724)
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for preferred stock	46,364	35,899	23,824
Capital equity certificates issued in exchange for Ag Business properties	4,680	10,132	11,064
Accrual of dividends and equities payable	(325,039)	(374,294)	(249,774)

Note 16  Related Party Transactions

Related party transactions with equity investees as of August 31, 2008 and 2007 and for the years then ended are as follows:

	2008	2007
	(Dollars in thousands)

Sales	$3,451,365	$1,639,689
Purchases	1,248,436	1,176,462
Receivables	105,038	50,733
Payables	90,742	111,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal year 2008, the related party transactions were primarily with TEMCO, LLC, Horizon Milling, LLC, United Harvest, LLC, Ventura Foods, LLC and Cofina Financial, LLC. For fiscal year 2007, the related party transactions were primarily with TEMCO, LLC, Horizon Milling, LLC, United Harvest, LLC, Ventura Foods, LLC, Agriliance LLC, and US BioEnergy Corporation.

Note 17  Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Net income	$803,045	$756,723	$505,391

Pension and other postretirement, net of tax (benefit) expense of ($11,272), ($759) and $282 in 2008, 2007 and 2006, respectively	(17,264)	(1,193)	444
Unrealized net (loss) gain on available for sale investments, net of tax (benefit) expense of ($40,979), $41,722 and $1,138 in 2008, 2007 and 2006, respectively	(64,366)	65,533	1,787
Interest rate hedges, net of tax expense (benefit) of $297, ($65) and $826 in 2008, 2007 and 2006, respectively	465	(102)	1,298
Energy derivative instruments qualified for hedge accounting, net of tax (benefit) expense of ($1,787) and $1,787 in 2007 and 2006, respectively		(2,806)	2,806
Foreign currency translation adjustment, net of tax expense of $56, $588 and $1,142 in 2008, 2007 and 2006, respectively	87	921	1,796

Other comprehensive (loss) income	(81,078)	62,353	8,131

Total comprehensive income	$721,967	$819,076	$513,522

The components of accumulated other comprehensive income, net of taxes, as of August 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)

Pension and other postretirement, net of tax benefit of $52,153 and $40,881 in 2008 and 2007, respectively	$(81,540)	$(64,276)
Unrealized net gain on available for sale investments, net of tax expense of $7,368 and $48,347 in 2008 and 2007, respectively	11,573	75,939
Interest rate hedges, net of tax benefit of $1,101 and $1,397 in 2008 and 2007, respectively	(1,729)	(2,194)
Foreign currency translation adjustment, net of tax expense of $2,327 and $2,271 in 2008 and 2007, respectively	3,654	3,567

Accumulated other comprehensive (loss) income	$(68,042)	$13,036