Form 10-Q
period 2008-11-30
CHS INC
filed 2009-01-13
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number: 0-50150

CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, MN 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	January 12, 2009

NONE	NONE

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of November 30, 2008, August 31, 2008 and November 30, 2007	3
	Consolidated Statements of Operations for the three months ended November 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the three months ended November 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4T.	Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	36
SIGNATURE PAGE		39
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2008	2008	2007
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$783,408	$136,540	$186,754
Receivables	1,913,157	2,307,794	1,966,793
Inventories	2,054,106	2,368,024	2,235,967
Derivative assets	381,696	369,503	466,830
Other current assets	762,238	667,338	697,893

Total current assets	5,894,605	5,849,199	5,554,237
Investments	721,499	784,516	806,610
Property, plant and equipment	1,970,357	1,948,305	1,836,372
Other assets	251,264	189,958	241,540

Total assets	$8,837,725	$8,771,978	$8,438,759

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$356,877	$106,154	$443,413
Current portion of long-term debt	105,905	118,636	96,123
Customer credit balances	303,904	224,349	123,699
Customer advance payments	562,089	644,822	697,357
Checks and drafts outstanding	107,974	204,896	170,038
Accounts payable	1,512,427	1,838,214	1,785,143
Derivative liabilities	501,436	273,591	235,743
Accrued expenses	291,908	374,898	248,579
Dividends and equities payable	374,220	325,039	488,727

Total current liabilities	4,116,740	4,110,599	4,288,822
Long-term debt	1,062,472	1,076,219	975,391
Other liabilities	414,637	423,742	381,438
Minority interests in subsidiaries	225,962	205,732	190,936
Commitments and contingencies
Equities	3,017,914	2,955,686	2,602,172

Total liabilities and equities	$8,837,725	$8,771,978	$8,438,759

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,
	2008	2007
	(dollars in thousands)

Revenues	$7,733,919	$6,525,386
Cost of goods sold	7,413,412	6,210,749

Gross profit	320,507	314,637
Marketing, general and administrative	87,741	66,459

Operating earnings	232,766	248,178
Loss (gain) on investments	54,976	(94,948)
Interest, net	20,175	13,537
Equity income from investments	(20,723)	(31,190)
Minority interests	22,182	22,979

Income before income taxes	156,156	337,800
Income taxes	18,905	36,900

Net income	$137,251	$300,900

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2008	2007
	(dollars in thousands)

Cash flows from operating activities:
Net income	$137,251	$300,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,671	40,517
Amortization of deferred major repair costs	7,494	6,664
Income from equity investments	(20,723)	(31,190)
Distributions from equity investments	39,410	12,332
Minority interests	22,182	22,979
Noncash patronage dividends received	(393)	(445)
Gain on sale of property, plant and equipment	(771)	(899)
Loss (gain) on investments	54,976	(94,948)
Deferred taxes	672	36,900
Other, net	(8,577)	(244)
Changes in operating assets and liabilities:
Receivables	675,390	(545,482)
Inventories	320,808	(394,715)
Derivative assets	(12,193)	(219,748)
Other current assets and other assets	(83,912)	(184,091)
Customer credit balances	79,555	12,881
Customer advance payments	(82,733)	329,580
Accounts payable and accrued expenses	(410,680)	658,319
Derivative liabilities	227,845	58,535
Other liabilities	4,013	6,662

Net cash provided by operating activities	997,285	14,507

Cash flows from investing activities:
Acquisition of property, plant and equipment	(61,671)	(108,698)
Proceeds from disposition of property, plant and equipment	941	2,653
Expenditures for major repairs	(1)	(21,662)
Investments	(89,889)	(267,317)
Investments redeemed	2,163	66
Proceeds from sale of investments	16,109	114,198
Joint venture distribution transaction, net		(13,024)
Changes in notes receivable	96,296	(18,912)
Acquisition of intangibles	(1,320)	(850)
Business acquisitions, net of cash received	(40,199)	(3,871)
Other investing activities, net	506	432

Net cash used in investing activities	(77,065)	(316,985)

Cash flows from financing activities:
Changes in notes payable	(137,346)	(229,120)
Long-term debt borrowings		400,000
Principal payments on long-term debt	(22,078)	(18,675)
Payments for bank fees on debt		(1,794)
Changes in checks and drafts outstanding	(97,621)	26,906
Distributions to minority owners	(9,565)	(38,409)
Preferred stock dividends paid	(4,524)	(3,620)
Retirements of equities	(2,218)	(3,768)

Net cash (used in) provided by financing activities	(273,352)	131,520

Net increase (decrease) in cash and cash equivalents	646,868	(170,958)
Cash and cash equivalents at beginning of period	136,540	357,712

Cash and cash equivalents at end of period	$783,408	$186,754

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of November 30, 2008 and 2007, the statements of operations for the three months ended November 30, 2008 and 2007, and the statements of cash flows for the three months ended November 30, 2008 and 2007, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2008 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2008, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Commodity Price Risk

We are exposed to price fluctuations on energy, fertilizer, grain and oilseed transactions due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. Our use of derivative instruments reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while, somewhat limiting the benefits of short-term price movements. However, fluctuations in inventory valuations may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas, and in part, to our assessment of our exposure from expected price fluctuations.

When available, we generally enter into opposite and offsetting positions using futures contracts or options to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity exchanges. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes. These contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

We also manage our risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. We are also exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. During the three months ended November 30, 2008, the market prices of our input products have significantly decreased, thereby increasing the risk of nonperformance by counterparties. These contracts are recorded on our Consolidated Balance Sheets at fair values based on the market prices of the underlying products listed on regulated commodity exchanges, except for certain fixed-price contracts related to propane in our Energy segment. The propane contracts within our Energy segment meet the normal

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purchase and sales exemption, and thus are not required to be marked to fair value. Unrealized gains and losses on fixed-price contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

Goodwill and Other Intangible Assets

Goodwill was $10.7 million, $3.8 million and $3.8 million on November 30, 2008, August 31, 2008 and November 30, 2007, respectively, and is included in other assets in our Consolidated Balance Sheets. Through August 31, 2008, we had a 49% ownership interest in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other. On September 1, 2008, we purchased the remaining 51% ownership interest in Cofina Financial, which resulted in $6.9 million of goodwill from the purchase price allocation.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). Excluding goodwill, the gross carrying amount of our intangible assets was $71.5 million with total accumulated amortization of $23.2 million as of November 30, 2008. Intangible assets of $1.3 million and $11.9 million (includes $7.2 million related to our crop nutrients business transaction) were acquired during the three months ended November 30, 2008 and 2007, respectively. Total amortization expense for intangible assets during the three-month periods ended November 30, 2008 and 2007, was $2.4 million and $2.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.9 million annually for the first year, $7.3 million for the next three years and $2.8 million for the following year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141R will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statements of Operations and our Consolidated Statements of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. The adoption of SFAS No. 160 will effect the presentation of these items in our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008,

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

with early adoption permitted. As SFAS No. 161 is only disclosure related, it will not have an impact on our financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140 and FIN 46(R) to require public companies to disclose additional information regarding transfers of financial assets and interests in variable interest entities. It is effective for all reporting periods that end after December 15, 2008. As FSP SFAS No. 140-4 and FIN 46(R)-8 is only disclosure-related, it will not have an impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2008	2008	2007

Trade accounts receivable	$1,502,549	$2,181,132	$1,912,160
Cofina Financial notes receivable	405,067
Other	87,802	200,313	118,636

	1,995,418	2,381,445	2,030,796
Less allowances and reserves	82,261	73,651	64,003

	$1,913,157	$2,307,794	$1,966,793

Cofina Financial makes primarily seasonal loans to member cooperatives and businesses and to individual producers of agricultural products.

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2008	2008	2007

Grain and oilseed	$798,312	$918,514	$1,301,441
Energy	504,123	596,487	481,960
Crop nutrients	346,699	399,986	192,775
Feed and farm supplies	359,946	371,670	215,570
Processed grain and oilseed	37,707	74,537	39,932
Other	7,319	6,830	4,289

	$2,054,106	$2,368,024	$2,235,967

The market prices for crop nutrients products fell significantly during our first quarter of fiscal 2009, and due to a wet fall season, we had a higher quantity of inventory on hand at the end of our first quarter than is typical at that time of year. In order to reflect our crop nutrients inventories at net realizable values on November 30, 2008, we recorded $84.1 million of lower-of-cost or market adjustments in our Ag Business segment related to our crop nutrients and feed and farm supplies inventories, based on committed sales and current market values.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of November 30, 2008, we valued approximately 10% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (10% as of November 30, 2007). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $230.8 million and $507.1 million at November 30, 2008 and 2007, respectively.

Note 4.	Investments

Cofina Financial, a joint venture company formed in 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included net cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy Corporation (US BioEnergy), included in our Processing segment, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our ownership interest in the combined entity was reduced to approximately 8%, compared to an approximately 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of our change in ownership interest, we no longer had significant influence, and therefore account for VeraSun as an available-for-sale investment. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded in net gain on investments during the fourth quarter of our year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we have determined an additional impairment is necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and have recorded an impairment charge of $70.7 million ($64.4 million net of taxes) during our three months ended November 30, 2008. The impairments did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. During the quarter ended November 30, 2008, we provided a valuation allowance related to the carryforward of certain capital losses of $21.2 million. Coupled with the provision of $11.5 million related to capital losses in the fiscal year ended August 31, 2008, the total valuation allowance related to the carryforward of capital losses at November 30, 2008 is $32.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment. We account for Ventura Foods as an equity method investment, and as of November 30, 2008, our carrying value of Ventura Foods exceeded our share of their equity by $15.5 million, of which $2.6 million is being amortized with a remaining life of approximately four years. The remaining basis difference represents equity method goodwill. During the three months ended November 30, 2008, we made a $10.0 million capital contribution to Ventura Foods.

During the three months ended November 30, 2008 and 2007, we invested an additional $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%.

During the three months ended November 30, 2008 and 2007, we sold our available-for-sale investments of common stock in the New York Mercantile Exchange (NYMEX Holdings) and CF Industries Holdings, Inc., respectively, for proceeds of $16.1 million and $108.3 million, respectively, and recorded pretax gains of $15.7 million and $91.7 million, respectively.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In March 2008, we learned that Agriliance would restate its financial statements because of what they considered to be a misapplication of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). We have determined that the effects of Agriliance’s restatement on our consolidated financial statements for fiscal 2007 were not material.

The following provides summarized unaudited financial information as reported, excluding restatements, for Agriliance balance sheets as of November 30, 2008, August 31, 2008 and November 30, 2007, and statements of operations for the three-month periods as indicated below:

	For the Three Months Ended
	November 30,
	2008	2007

Net sales	$96,378	$210,590
Gross profit	14,300	33,874
Net loss	(11,742)	(23,516)

	November 30,	August 31,	November 30,
	2008	2008	2007

Current assets	$429,042	$456,385	$732,209
Non-current assets	41,987	40,946	66,850
Current liabilities	100,425	119,780	392,483
Non-current liabilities	12,146	12,421	35,698

Note 5.	Notes Payable

	November 30,	August 31,	November 30,
	2008	2008	2007

Notes payable	$6,459	$106,154	$443,413
Cofina Financial notes payable	350,418

	$356,877	$106,154	$443,413

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $403.0 million as of November 30, 2008, under note purchase agreements with various purchasers, through the issuance of notes payable with maturity dates of less than one year. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates priced and determined using commercial paper rates, with a weighted average interest rate of 3.367% on November 30, 2008. Borrowings by Cofina Funding under the note purchase agreements totaled $256.8 million as of November 30, 2008, of which $119.8 million is shown net of the loans receivable on our Consolidated Balance Sheet, as the transfer of those loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $81.7 million as of November 30, 2008, of which $56.6 million was borrowed under these commitments with interest rates ranging from 2.15% to 2.85%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates (ranging from 2.00% to 2.50%

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

on November 30, 2008) and are due upon demand. Borrowings under these notes totaled $156.8 million on November 30, 2008.

Note 6.	Interest, net

	For the
	Three Months Ended
	November 30,
	2008	2007

Interest expense	$21,466	$18,371
Interest income	1,291	4,834

Interest, net	$20,175	$13,537

Note 7.	Equities

Changes in equity for the three-month periods ended November 30, 2008 and 2007 are as follows:

	Fiscal 2009	Fiscal 2008

Balances, September 1, 2008 and 2007	$2,955,686	$2,475,455
Net income	137,251	300,900
Other comprehensive loss	(19,029)	(52,460)
Equities retired	(2,218)	(3,768)
Equity retirements accrued	2,218	3,768
Preferred stock dividends	(4,524)	(3,620)
Preferred stock dividends accrued	3,016	2,413
Accrued dividends and equities payable	(54,416)	(120,613)
Other, net	(70)	97

Balances, November 30, 2008 and 2007	$3,017,914	$2,602,172

Note 8.	Comprehensive Income

Total comprehensive income was $118.2 million and $284.4 million for the three months ended November 30, 2008 and 2007, respectively. Total comprehensive income primarily consisted of net income and unrealized net gains or losses on available-for-sale investments and foreign currency translation adjustments. Accumulated other comprehensive loss on November 30, 2008, August 31, 2008 and November 30, 2007 was $87.1 million, $68.0 million and $39.4 million, respectively. On November 30, 2008, accumulated other comprehensive loss primarily consisted of pension liability adjustments, foreign currency translation adjustments and unrealized net gains or losses on available-for-sale investments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Employee Benefit Plans

Employee benefits information for the three months ended November 30, 2008 and 2007 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007

Components of net periodic benefit costs for the three months ended November 30:
Service cost	$4,061	$3,773	$296	$308	$278	$261
Interest cost	5,690	5,213	594	545	560	425
Expected return on plan assets	(7,588)	(7,804)
Unrecognized net asset obligation amortization					184	184
Prior service cost amortization	529	541	136	145	(49)	(80)
Actuarial loss (gain) amortization	1,245	1,100	162	206	(42)	(65)
Transition amount amortization					51	51

Net periodic benefit cost	$3,937	$2,823	$1,188	$1,204	$982	$776

Employer Contributions:

Contributions to our pension plans during fiscal 2009, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. We currently are in the process of completing our analysis as to the amounts we intend to contribute.

Note 10.	Segment Reporting

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 39.35% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

Segment information for the three months ended November 30, 2008 and 2007 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2008
Revenues	$2,550,552	$4,953,722	$310,890	$15,125	$(96,370)	$7,733,919
Cost of goods sold	2,328,652	4,889,570	292,582	(1,022)	(96,370)	7,413,412

Gross profit	221,900	64,152	18,308	16,147	—	320,507
Marketing, general and administrative	27,832	39,563	6,749	13,597		87,741

Operating earnings	194,068	24,589	11,559	2,550	—	232,766
(Gain) loss on investments	(15,748)		70,724			54,976
Interest, net	4,195	13,726	3,757	(1,503)		20,175
Equity income from investments	(1,236)	(8,890)	(10,230)	(367)		(20,723)
Minority interests	22,165	17				22,182

Income (loss) before income taxes	$184,692	$19,736	$(52,692)	$4,420	$—	$156,156

Intersegment revenues	$(84,030)	$(11,781)	$(559)		$96,370	$—

Goodwill	$3,654	$150		$6,898		$10,702

Capital expenditures	$41,742	$16,975	$2,123	$831		$61,671

Depreciation and amortization	$29,474	$12,162	$4,139	$1,896		$47,671

Total identifiable assets at November 30, 2008	$2,987,219	$4,035,230	$617,678	$1,197,598		$8,837,725

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2007
Revenues	$2,521,688	$3,835,251	$243,296	$7,626	$(82,475)	$6,525,386
Cost of goods sold	2,374,735	3,686,458	233,117	(1,086)	(82,475)	6,210,749

Gross profit	146,953	148,793	10,179	8,712	—	314,637
Marketing, general and administrative	22,566	30,688	5,497	7,708		66,459

Operating earnings	124,387	118,105	4,682	1,004	—	248,178
(Gain) loss on investments	(17)	(94,545)	611	(997)		(94,948)
Interest, net	(5,846)	15,128	5,024	(769)		13,537
Equity income from investments	(1,163)	(7,193)	(21,138)	(1,696)		(31,190)
Minority interests	22,921	58				22,979

Income before income taxes	$108,492	$204,657	$20,185	$4,466	$—	$337,800

Intersegment revenues	$(77,964)	$(4,421)	$(90)		$82,475	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$90,748	$16,040	$1,279	$631		$108,698

Depreciation and amortization	$23,745	$11,513	$3,808	$1,451		$40,517

Total identifiable assets at November 30, 2007	$2,732,125	$4,322,309	$741,777	$642,548		$8,438,759

Note 11.	Fair Value Measurements

Effective September 1, 2008, we partially adopted SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and liabilities. FSP No. 157-2, “Effective Date of SFAS No. 157” delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data and requires the impact of this change in accounting for derivative contracts be recorded as a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. We did not have any deferred gains or losses at the inception of derivative contracts, and therefore no cumulative adjustment to the opening balance of retained earnings was made upon adoption.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine the fair market values of our readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The standard describes three levels within its hierarchy that may be used to measure fair value which are:

Level 1:  Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities include our exchange-traded derivative contracts, Rabbi Trust investments and available-for-sale investments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include our readily marketable inventories, interest rate swap, forward commodity and freight purchase and sales contracts, flat price or basis fixed derivative contracts and other over-the-counter (OTC) derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

Level 3:  Values are generated from unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. These unobservable inputs would reflect our own estimates of assumptions that market participants would use in pricing related assets or liabilities. Valuation techniques might include the use of pricing models, discounted cash flow models or similar techniques. These assets include certain short-term investments at NCRA.

The following table presents assets and liabilities, included in our Consolidated Balance Sheet that are recognized at fair value on a recurring basis and, indicates the fair value hierarchy utilized to determine such fair value. As required by SFAS No. 157, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at November 30, 2008
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$836,019		$836,019
Commodity, freight and foreign currency derivatives	$1,186	380,510		381,696
Short-term investments			$4,721	4,721
Rabbi Trust assets	41,006			41,006
Available-for-sale investments	4,191			4,191

Total Assets	$46,383	$1,216,529	$4,721	$1,267,633

Liabilities:
Commodity, freight and foreign currency derivatives	$64,676	$436,612		$501,288
Interest rate swap derivative		148		148

Total Liabilities	$64,676	$436,760		$501,436

Readily marketable inventories — Our readily marketable inventories primarily include our grain and oilseed inventories that are stated at net realizable values which approximate market values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Commodity, freight and foreign currency derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight derivative contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

Short-term investments — Our short-term investments represent an enhanced cash fund closed due to credit-market turmoil, classified as Level 3. The investments are valued using an outside service to determine the fair market value based on what like investments are selling for.

Available-for-sale investments — Our available-for-sale investments in common stock of other companies that are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Rabbi Trust assets — Our Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Interest rate swap derivative — During fiscal 2009, we entered into an interest rate swap classified within Level 2, with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit. The rate is based on the London Interbank Offered Rate (LIBOR) and settles monthly. We have not designated or accounted for the interest rate swap as a hedging instrument for accounting purposes. Changes in fair value are recognized in our Consolidated Statements of Operations as interest expense.

The table below represents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). This consists of our short-term investments that were carried at fair value prior to the adoption of SFAS No. 157 and reflect assumptions a marketplace participant would use at November 30, 2008:

Level 3 Instruments
Short-Term Investments

Balance, September 1, 2008	$7,154
Total losses (realized/unrealized) included in marketing, general and administrative expense	(790)
Purchases, issuances and settlements	(1,643)
Transfer in (out) of Level 3

Balance, November 30, 2008	$4,721

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, provides entities with an option to report financial assets and liabilities and certain other items at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for us on September 1, 2008, and we made no elections to measure any assets or liabilities at fair value, other than those instruments already carried at fair value.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 12.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit for related companies. As of November 30, 2008, our bank covenants allowed maximum guarantees of $500.0 million, of which $15.5 million was outstanding. All outstanding loans with respective creditors are current as of November 30, 2008.

Our guarantees for certain debt and obligations under contracts for our subsidiaries and members as of November 30, 2008 are as follows:

	Guarantee/		Exposure on
	Maximum		November 30,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure		2008	Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150		$20	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against Mountain Country, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$389		389	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against Morgan County Investors, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sales agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000		6,500	Obligations by TEMCO under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000			Obligations by TEMCO under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Third parties	$296		296	Obligations by individual producers under credit agreements for which CHS guarantees a certain percentage. Obligations are for livestock production facilities where CHS supplies the nutrition products	Various	Credit agreement default by individual producers	Subrogation against borrower	None
Cofina Financial, LLC	$4,000		1,078	Loans made by Cofina to our customers that are participated with other lenders	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Guarantee/	Exposure on
	Maximum	November 30,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure	2008	Guarantee	Expiration Date	Event	Provisions	as Collateral

Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Agriliance LLC	$500	500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None

		$15,457

*	The maximum exposure on any give date is equal to the actual guarantees extended as of that date, not to exceed $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2008, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines, and market and distribute refined fuels and other energy products, under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based food products.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 39.35% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

Cofina Financial, LLC (Cofina Financial), a joint venture company formed in 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Results of Operations

Comparison of the three months ended November 30, 2008 and 2007

General.  We recorded income before income taxes of $156.2 million during the three months ended November 30, 2008 compared to $337.8 million during the three months ended November 30, 2007, a decrease of $181.6 million (54%). Included in the results for the first fiscal quarter of 2008 was a $91.7 million gain on the sale of all of our 1,610,396 shares of CF Industries Holdings stock. Included in the results for the first fiscal quarter of 2009 was a $15.7 million gain on the sale of all of our 180,000 shares of NYMEX Holdings stock, and a $70.7 million impairment loss on our investment in VeraSun Energy Corporation (VeraSun). Operating results reflected lower pretax earnings in our Ag Business and Processing segments which were partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $184.7 million for the three months ended November 30, 2008 compared to $108.5 million in the three months ended November 30, 2007. This increase in earnings of $76.2 million (70%) is primarily from higher margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. In our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our propane, lubricants, renewable fuels marketing and transportation businesses decreased during the three months ended November 30, 2008 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $19.7 million for the three months ended November 30, 2008 compared to $204.7 million in the three months ended November 30, 2007, a decrease in earnings of $185.0 million (90%). In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of

$91.7 million. Earnings from our wholesale crop nutrients business decreased $50.1 million. The market prices for crop nutrients products fell significantly during our first quarter of fiscal 2009, and due to a wet fall season, we had a higher quantity of inventories on hand at the end of our first quarter than is typical at that time of year. In order to reflect our wholesale crop nutrients inventories at net-realizable values on November 30, 2008, we had $56.8 million lower-of-cost or market adjustment in this business. Improved performance primarily by Agriliance, an agronomy joint venture in which we hold a 50% interest, resulted in a $3.6 million increase in earnings for our investment in Agriliance, net of a Canadian agronomy joint venture and allocated internal expenses. Our grain marketing earnings decreased by $32.6 million during the three months ended November 30, 2008 compared with the same three-month period in fiscal 2008, primarily from net decreased grain product margins and reduced earnings from our joint ventures. Volatility in the grain markets created opportunities for increased grain margins during the first quarter of fiscal 2008. Our country operations earnings decreased $14.2 million, primarily as a result of reduced volumes and decreased agronomy and grain margins.

Our Processing segment generated a net loss before income taxes of $52.7 million for the three months ended November 30, 2008 compared to income of $20.2 million in the three months ended November 30, 2007, a decrease in earnings of $72.9 million. Our losses related to VeraSun, an ethanol manufacturing company in which we hold a minority ownership interest, increased $71.5 million for the three months ended November 30, 2008 compared to the same period in the prior year. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest, we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment. During the first fiscal quarter ended November 30, 2008, we recorded a $70.7 million impairment on our investment in VeraSun, as further discussed below in loss (gain) on investments. Oilseed processing earnings increased $7.2 million during the three months ended November 30, 2008 compared to the same period in the prior year, primarily due to improved margins in our crushing and refining operations, partially offset by lower volumes mainly in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased by $3.1 million for the three months ended November 30, 2008 compared to the same period in the prior year. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $5.5 million during the three months ended November 30, 2008, compared to the same period in the prior year, primarily as a result of increased commodity prices, reducing margins on the products sold.

Corporate and Other generated income before income taxes of $4.4 million for the three months ended November 30, 2008 compared to $4.5 million in the three months ended November 30, 2007, a decrease in earnings of $46 thousand (1%). This decrease is primarily attributable to our hedging and insurance services.

Net Income.  Consolidated net income for the three months ended November 30, 2008 was $137.3 million compared to $300.9 million for the three months ended November 30, 2007, which represents a $163.6 million (54%) decrease.

Revenues.  Consolidated revenues were $7.7 billion for the three months ended November 30, 2008 compared to $6.5 billion for the three months ended November 30, 2007, which represents a $1.2 billion (19%) increase.

Total revenues include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Our Energy segment revenues, after elimination of intersegment revenues, of $2.5 billion increased by $22.8 million (1%) during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. During the three months ended November 30, 2008 and 2007, our Energy segment recorded revenues from our Ag Business segment of $84.0 million and $78.0 million, respectively. The net increase in revenues of $22.8 million is comprised of a net increase of $47.4 million related to price appreciation on propane and renewable fuels marketing products and a $24.6 million net decrease in sales volume. Refined fuels revenues decreased $6.5 million (less than 1%), of which $0.9 million was related to a net average selling price decrease and $5.6 million was attributable to decreased volumes, compared to the same period in the previous year. The sales price and volumes of refined fuels both decreased less than 1% when comparing the three months ended November 30, 2008 with the same period a year ago. Renewable fuels marketing revenues decreased $72.8 million (32%), mostly from a 37% decrease in volumes partially offset with an increase of $0.14 (7%) per gallon, when compared with the same three-month period in the previous year. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues increased by $100.2 million (60%), of which $14.7 million related to an increase in the net average selling price and $85.5 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane increased $0.08 per gallon (6%) and sales volume increased 51% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand caused by an earlier home heating and an improved crop drying season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $4.9 billion, increased $1.1 billion (29%) during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. Grain revenues in our Ag Business segment totaled $3.8 billion and $2.9 billion during the three months ended November 30, 2008 and 2007, respectively. Of the grain revenues increase of $0.9 billion (31%), $62.5 million is attributable to increased volumes and $832.5 million is due to increased average grain selling prices during the three months ended November 30, 2008 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.85 per bushel (28%) over the same three-month period in fiscal 2008. The 2008 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as good. The average month-end market price per bushel of corn increased approximately $0.35 when compared to the three months ended November 30, 2007, while the average month-end market price for spring wheat and soybeans decreased $2.32 and $0.76, respectively. Volumes increased 2% during the three months ended November 30, 2008 compared with the same period of a year ago.

Wholesale crop nutrient revenues in our Ag Business segment totaled $633.6 million and $533.5 million during the three months ended November 30, 2008 and 2007, respectively. Of the wholesale crop nutrient revenues increase of $100.1 million (19%), $310.4 million is due to increased average fertilizer selling prices and $210.3 million is attributable to decreased volumes during the three months ended November 30, 2008 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $326 per ton (96%) over the same three-month period in fiscal 2008. Volumes decreased 39% during the three months ended November 30, 2008 compared with the same period of a year ago mainly due to higher fertilizer prices and a wetter fall, making it difficult for farmers to spread fertilizers.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $483.6 million increased by $110.6 million (30%) during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, primarily the result of increased revenues in our country operations business of retail crop nutrients, feed, crop protection and energy products. Other revenues within our Ag Business segment of $47.6 million during the three months ended November 30, 2008 increased $5.4 million (13%) compared to the three months ended November 30, 2007, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $310.3 million increased $67.1 million (28%) during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed processing revenues increased $20.3 million (17%), of which $21.7 million was due to higher average sales prices, partially offset by a $1.4 million (1%) net decrease in sales volume. Oilseed refining revenues increased $40.6 million (35%), of which $52.0 million was due to higher average sales prices, partially offset by an $11.4 million (10%) net decrease in sales volume. The average selling price of processed oilseed increased $42 per ton (18%) and the average selling price of refined oilseed products increased $0.21 per pound (49%) compared to the same three-month period of fiscal 2008. The changes in the average selling price of products are primarily driven by the average higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $7.4 billion for the three months ended November 30, 2008 compared to $6.2 billion for the three months ended November 30, 2007, which represents a $1.2 billion (19%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.2 billion decreased by $52.1 million (2%) during the three months ended November 30, 2008 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. On a more product-specific basis, the average cost of refined fuels decreased $0.08 (3%) per gallon and volumes decreased less than 1% compared to the three months ended November 30, 2007. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2007. The average per unit cost of crude oil purchased for the two refineries decreased 7% compared to the three months ended November 30, 2007. Renewable fuels marketing costs decreased $72.1 million (32%), mostly from a 37% decrease in volumes driven by the loss of two customers, when compared with the same three-month period in the previous year. The average cost of propane increased $0.07 (5%) per gallon and volumes increased 51% compared to the three months ended November 30, 2007. The increase in propane volumes primarily reflects increased demand caused by an earlier home heating season and an improved crop drying season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $4.9 billion, increased $1.2 billion (33%) during the three months ended November 30, 2008 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3.7 billion and $2.8 billion during the three months ended November 30, 2008 and 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $923.4 million (33%) compared to the three months ended November 30, 2007. This is primarily the result of a $1.92 (30%) increase in the average cost per bushel and a 2% net increase in bushels sold as compared to the prior year. Corn and soybeans reflected volume increases compared to the three months ended November 30, 2007. The average month-end market price per bushel of corn increased compared to the same three-month period a year ago, while the average month-end market price for spring wheat and soybeans decreased.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $656.2 million and $510.2 million during the three months ended November 30, 2008 and 2007, respectively. Of this $146.0 million (29%) increase in wholesale crop nutrients cost of goods sold, $56.8 million is due to the lower-of-cost or market adjustment on inventories, as previously discussed. The average cost per ton of fertilizer increased $309 (95%), excluding the lower-of-cost or market adjustment, while net volumes decreased 39% when compared to the same three-month period in the prior year. The net volume decrease is mainly due to higher fertilizer prices and a wetter fall, making it difficult for farmers to spread fertilizers.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, primarily due to higher volumes and price per unit costs for retail crop nutrients, crop protection, feed and energy products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $292.0 million increased $59.0 million (25%) compared to the three months ended November 30, 2007, which was primarily due to increased costs of soybeans, partially offset by volume decreases.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $87.7 million for the three months ended November 30, 2008 increased by $21.3 million (32%) compared to the three months ended November 30, 2007. The net increase of $21.3 million includes acquisitions, expansion of foreign operations, increased performance-based incentive plan expense and general inflation.

Loss (Gain) on Investments.  Net loss on investments of $55.0 million for the three months ended November 30, 2008 compared to a net gain on investments of $94.9 million for the three months ended November 30, 2007, reflects a decrease in earnings of $149.9 million (158%). During our first quarter of fiscal 2009, we recorded a $70.7 million impairment on our investment in VeraSun in our Processing segment. The impairment was based on VeraSun’s market value of $0.28 per share on its last day of trading, November 3, 2008. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million.

In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also included in our Energy and Ag Business segments and Corporate and Other were gains on available-for-sale securities sold of $17 thousand, $2.9 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.6 million in our Processing segment.

Interest, net.  Net interest of $20.2 million for the three months ended November 30, 2008 increased $6.6 million (49%) compared to the same period last fiscal year. Interest expense for the three months ended November 30, 2008 and 2007 was $21.5 million and $18.4 million, respectively. Interest income, generated primarily from marketable securities, was $1.3 million and $4.9 million, for the three months ended November 30, 2008 and 2007, respectively. The interest expense increase of $3.1 million (17%) includes $2.6 million from the consolidation of Cofina Financial. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest. In addition, interest expense increased from a decrease in capitalized interest of $3.4 million. It was partially offset by decreases in the average short-term interest rate and short-term borrowings for loans excluding Cofina Financial. For the three months ended November 30, 2008 and 2007, we capitalized interest of $0.9 million and $4.3 million, respectively, primarily related to construction projects in our Energy segment. The average short-term interest rate decreased 3.26% for loans excluding Cofina Financial, while the average level of short-term borrowings decreased $625.9 million during the three months ended November 30, 2008, compared to the same three-month period in fiscal 2008, mostly due to decreased working capital needs. Also, in October 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. The net decrease in interest income of $3.6 million (73%) was primarily at NCRA within our Energy segment, which primarily relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $20.7 million for the three months ended November 30, 2008 decreased $10.5 million (34%) compared to the three months ended November 30, 2007. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Processing segment of $10.9 million and Corporate and Other of $1.4 million, and was partially offset by improved equity income from investments in our Energy and Ag Business segments of $0.1 million and $1.7 million, respectively.

Our Processing segment generated reduced earnings of $10.9 million from equity investments. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $5.5 million compared to the same three-month period in fiscal 2008. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded reduced earnings of $3.2 million, net. Volatility in the grain markets created opportunities for increased wheat margins for Horizon Milling during the first quarter of fiscal 2008 and have continued with reduced margins in fiscal 2009. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry. During our first fiscal quarter of 2008, we recorded equity earnings of $2.3 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment.

Corporate and Other generated reduced earnings of $1.4 million from equity investment earnings, as compared to the three months ended November 30, 2007, primarily due to our consolidating Cofina Financial.

Our Energy segment generated increased equity investment earnings of $0.1 million related to an equity investment held by NCRA.

Our Ag Business segment generated improved earnings of $1.7 million from equity investments. Our share of equity investment earnings or losses in Agriliance increased earnings by $6.2 million, net of a Canadian agronomy joint venture from improved retail margins. We had a net decrease of $4.1 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended November 30, 2008 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.4 million from several small equity investments.

Minority Interests.  Minority interests of $22.2 million for the three months ended November 30, 2008 decreased by $0.8 million (4%) compared to the three months ended November 30, 2007. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $18.9 million for the three months ended November 30, 2008 compared with $36.9 million for the three months ended November 30, 2007, resulting in effective tax rates of 12.1% and 10.9%, respectively. During the quarter ended November 30, 2008, we provided a valuation allowance related to the carryforward of certain capital losses of $21.2 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2008 and 2007. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On November 30, 2008, we had working capital, defined as current assets less current liabilities, of $1,777.9 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0, compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008. On November 30, 2007, we had working capital of $1,265.4 million and a current ratio of 1.3 to 1.0 compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. During the three months ended November 30, 2007, increases in working capital included the impact of the cash received from additional long-term borrowings of $400.0 million and the distribution of crop nutrients net assets from Agriliance, our agronomy joint venture.

On November 30, 2008, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion which expires in May 2011 and a 364-day revolving facility in the amount of $500.0 million which expires in February 2009. We are currently in the process of renewing our 364-day revolver with a planned committed amount of $300.0 million. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. On November 30, 2008, we had no outstanding balance on the five-year revolver compared with $425.0 million outstanding on November 30, 2007. On November 30, 2008, we had no outstanding balance on the 364-day revolver. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On November 30, 2008, we had no commercial paper outstanding compared with $10.9 million outstanding on November 30, 2007. Due to the recent decline in commodity prices during the three months ended November 30, 2008, as further discussed in “Cash Flows from Operations”, our average borrowings have been much lower in comparison to the three months ended November 30, 2007. With our current available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures in the foreseeable future.

In addition, our wholly-owned subsidiary, Cofina Financial, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below in our cash flows from financing activities.

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the cautionary statements and may affect net operating assets and liabilities, and liquidity.

Our cash flows provided by operating activities were $997.3 million and $14.5 million for the three months ended November 30, 2008 and 2007, respectively. The fluctuation in cash flows when comparing the two periods is primarily from a net decrease in operating assets and liabilities during the three months ended November 30, 2008, compared to a net increase in 2007. Commodity prices have declined significantly during the three months ended November 30, 2008, and have resulted in lower working capital needs compared to August 31, 2008. During the three months ended November 30, 2007, volatility in commodity prices had the opposite affect, and increased prices resulted in higher working capital needs when compared to August 31, 2007.

Our operating activities provided net cash of $997.3 million during the three months ended November 30, 2008. Net income of $137.3 million, net non-cash expenses and cash distributions from equity investments of $141.9 million and a decrease in net operating assets and liabilities of $718.1 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $55.2 million, loss on investments of $55.0 million, minority interests of $22.2 million and redemptions from equity investments, net of income from those investments of $18.7 million. Loss on investments was previously discussed in “Results of Operations”, and primarily includes the impairment of our VeraSun investment, partially offset by the gain on the sale of our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables and inventories, and an increase in derivative liabilities, partially offset by a decrease in accounts payable and accrued expenses on November 30, 2008, when compared to August 31, 2008. On November 30, 2008, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $2.19 (39%), $4.49 (34%) and $2.62 (30%), respectively, when compared to the prices on August 31, 2008. Crude oil market prices decreased $61.03 (53%) per barrel on November 30, 2008 when compared to August 31, 2008. In addition, on November 30, 2008, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 9% and 59%, depending on the specific products, compared to prices on August 31, 2008.

Our operating activities provided net cash of $14.5 million during the three months ended November 30, 2007. Net income of $300.9 million was partially offset by net non-cash gains and cash distributions from equity investments of $8.3 million and an increase in net operating assets and liabilities of $278.1 million. The primary components of net non-cash gains and cash distributions from equity investments included gains on investments of $94.9 million and income from equity investments, net of redemptions from those investments, of $18.9 million, partially offset by depreciation and amortization, including major repair costs, of $47.2 million, deferred taxes of $36.9 million and minority interests of $23.0 million. Gains on investments were previously discussed in “Results of Operations”, and primarily includes the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable and accrued expenses, and customer advance payments on November 30, 2007, when compared to August 31, 2007. On November 30, 2007, the per bushel market prices of our three primary grain commodities, spring wheat, soybeans and corn, increased by $2.58 (37%), $2.12 (24%) and $0.61 (19%), respectively, when compared to the prices on August 31, 2007. In addition, grain inventories in our Ag Business segment increased by 23.0 million bushels (15%) when comparing inventories at November 30, 2007 and August 31, 2007, as the fall 2007 harvest took place. In general, crude oil prices increased $14.67 (20%) per barrel on November 30, 2007 when compared to August 31, 2007.

Crude oil prices are expected to remain relatively low in the foreseeable future. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Grain prices were volatile during fiscal 2008 and 2007, and although they have declined significantly during our first fiscal quarter of 2009, we anticipate continued price volatility, but within a narrower band of real values.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2009, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our crop nutrients and country operations businesses during our second quarter of fiscal 2009. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2009, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2008 and 2007, the net cash flows used in our investing activities totaled $77.1 million and $317.0 million, respectively.

Excluding investments, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $61.7 million and $108.7 million for the three months ended November 30, 2008 and 2007, respectively. Included in our acquisitions for the three months ended November 30, 2007, were expenditures of $62.0 million for the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, that were completed during fiscal 2008.

For the year ending August 31, 2009, we expect to spend approximately $503.9 million for the acquisition of property, plant and equipment. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for benzene removal for our Laurel and NCRA refineries to be approximately $130 million, of which $73 million is included in budgeted capital expenditures for fiscal 2009.

Expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2008 and 2007, were approximately $1 thousand and $21.7 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the

U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of November 30, 2008, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $35 million, and we anticipate spending an additional $6 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

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

Investments made during the three months ended November 30, 2008 and 2007, totaled $89.9 million and $267.3 million, respectively. During the three months ended November 30, 2008 and 2007, we invested $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%. Also during the three months ended November 30, 2008, we made an additional $10.0 million capital contribution to Ventura Foods, included in our Processing segment. In September 2007, Agriliance distributed primarily its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, Inc. (Land O’Lakes), respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the three months ended November 30, 2007, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance. During the same three-month period, we contributed $230.0 million to Agriliance which supported their working capital requirements, with Land O’Lakes making equal contributions, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the assets, as well as Agriliance’s ongoing retail operations.

Cash acquisitions of businesses, net of cash received, totaled $40.2 million and $3.9 million during the three months ended November 30, 2008 and 2007, respectively. As previously discussed, through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. During the three months ended November 30, 2007, we paid for a distillers dried grain business included in our Ag Business segment.

Various cash acquisitions of intangibles were $1.3 million and $0.9 million for the three months ended November 30, 2008 and 2007, respectively.

Partially offsetting our cash outlays for investing activities during the three months ended November 30, 2008, were changes in notes receivable that resulted in an increase in cash flows of $96.3 million. Of this change, $58.8 million of the increase is from Cofina Financial notes receivable and the balance of $37.5 million is primarily from related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the three months ended November 30, 2007, changes in notes receivable resulted in a decrease in cash flows of $18.9 million, primarily from related party notes receivable at NCRA from its minority owners.

Also partially offsetting our cash outlays for investing activities for the three months ended November 30, 2008 and 2007, were proceeds from the sale of investments of $16.1 million and $114.2 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of our NYMEX Holdings common stock during fiscal 2009, and our CF common stock during fiscal 2008. In addition, for the three months ended November 30, 2008 and 2007, we received redemptions of investments totaling $2.2 million and $0.1 million, respectively, and received proceeds from the disposition of property, plant and equipment of $0.9 million and $2.7 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, with no outstanding balance on November 30, 2008. In February 2008, we increased our short-term borrowing capacity by establishing a $500.0 million committed line of credit with a syndication of banks consisting of a 364-day revolver, with no outstanding balance on November 30, 2008. We are currently in the process of renewing our 364-day revolver with a planned committed amount of $300.0 million. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2008, the line of credit dedicated to NCRA was renewed for an additional year. We also have a committed revolving line of credit dedicated to Provista Renewable Fuels Marketing, LLC (Provista), which expires in November 2009, in the amount of $25.0 million. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $5.5 million of inventories and receivables at November 30, 2008. On November 30, 2008, August 31, 2008 and November 30, 2007, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $6.5 million, $106.2 million and $432.5 million, respectively. Proceeds from our long-term borrowings of $400.0 million during the three months ended November 30, 2007, were used to pay down our five-year revolver and is explained in further detail below.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On November 30, 2008 and August 31, 2008, we had no commercial paper outstanding, compared to $10.9 million outstanding on November 30, 2007.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $403.0 million as of November 30, 2008, under note purchase agreements with various purchasers, through the issuance of notes payable with maturity dates of less than one year. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates priced off of commercial paper rates, with a weighted average interest rate of 3.367% on November 30, 2008. Borrowings by Cofina Funding under the note purchase agreements totaled $256.8 million as of November 30, 2008, of which $119.8 million is shown net of the loans receivable on our Consolidated Balance Sheet, as the transfer of those loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $81.7 million as of November 30, 2008, of which $56.6 million was borrowed under these commitments with interest rates ranging from 2.15% to 2.85%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates (ranging from 2.00% to 2.50% on November 30, 2008) and are due upon demand. Borrowings under these notes totaled $156.8 million on November 30, 2008.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $36.9 million, $49.2 million and $68.9 million on November 30, 2008, August 31, 2008 and November 30, 2007, respectively. Interest rates on November 30, 2008 ranged from 4.05% to 7.13%. Repayments of $12.3 million and $6.6 million were made on this facility during the three months ended November 30, 2008 and 2007, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the three months ended November 30, 2008 and 2007, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During the three months ended November 30, 2008 and 2007, no repayments were due on these notes.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the three months ended November 30, 2008 and 2007.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the three-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018.

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

Through NCRA, we had revolving term loans outstanding of $0.3 million, $0.5 million and $2.3 million on November 30, 2008, August 31, 2008 and November 30, 2007, respectively. The interest rate on November 30, 2008 was 6.48%. Repayments of $0.3 million and $0.8 million were made during the three months ended November 30, 2008 and 2007, respectively.

On November 30, 2008, we had total long-term debt outstanding of $1,168.4 million, of which $187.2 million was bank financing, $957.5 million was private placement debt and $23.7 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, has not changed materially during the three months ended November 30, 2008. On November 30, 2007, we had long-term debt outstanding of $1,071.5 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $11.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. In addition, NCRA term loans of $0.3 million are collateralized by NCRA’s investment in CoBank, ACB. We were in compliance with all debt covenants and restrictions as of November 30, 2008.

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

We did not have any new long-term borrowings during the three months ended November 30, 2008. During the three months ended November 30, 2007, we borrowed $400.0 million on a long-term basis. During the three months ended November 30, 2008 and 2007, we repaid long-term debt of $22.1 million and $18.7 million, respectively.

Other Financing Activities

Distributions to minority owners for the three months ended November 30, 2008 and 2007, were $9.6 million and $38.4 million, respectively, and were primarily related to NCRA.

During the three months ended November 30, 2008 and 2007, changes in checks and drafts outstanding resulted in a decrease in cash flows of $97.6 million and an increase in cash flows of $26.9 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. The patronage earnings from the fiscal year ended August 31, 2008 are expected to be primarily distributed during the second fiscal quarter of fiscal 2009. The cash portion of this distribution, deemed by the Board of Directors to be 35%, is expected to be approximately $228.2 million, and is classified as a current liability on our November 30, 2008 and August 31, 2008 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $93.8 million, of which $2.2 million was redeemed in cash during the three months ended November 30, 2008 compared to $3.8 million during the three months ended November 30, 2007. Included in our redemptions during our second quarter of fiscal 2009, we intend to redeem approximately $50.0 million of capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 17, 2008.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2008, we had 9,047,780 shares of Preferred Stock outstanding with a total redemption value of approximately $226.2 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the three months ended November 30, 2008 and 2007, were $4.5 million and $3.6 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, have not materially changed during the three months ended November 30, 2008.

Guarantees:

We are a guarantor for lines of credit for related companies. As of November 30, 2008, our bank covenants allowed maximum guarantees of $500.0 million, of which $15.5 million was outstanding. All outstanding loans with respective creditors are current as of November 30, 2008.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

The transfer of loans receivable of $119.8 million were accounted for as sales when they were surrendered in accordance with SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008. Since August 31, 2008, notes payable increased from the consolidation of Cofina Financial. In addition, commodity prices have declined significantly during the three months ended November 30, 2008. As a result, grain purchase contracts have declined between 40% and 54% compared to the year ended August 31, 2008. Fertilizer supply contracts have decreased 45% from August 31, 2008, primarily due to the recent depreciation of fertilizer prices.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2008. There have been no changes to these policies during the three months ended November 30, 2008.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141R will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statements of Operations and our Consolidated Statements of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. The adoption of SFAS No. 160 will effect the presentation of these items in our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. As SFAS No. 161 is only disclosure related, it will not have an impact on our financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140 and FIN 46(R) to require public companies to disclose additional information regarding transfers of financial assets and interests in variable interest entities. It is effective for all reporting periods that end after December 15, 2008. As FSP SFAS No. 140-4 and FIN 46(R)-8 is only disclosure-related, it will not have an impact on our financial position or results of operations.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

We did not experience any material changes in market risk exposures for the period ended November 30, 2008, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2008. As discussed in our Annual Report on Form 10-K, the market prices of our products significantly decreased during the three months ended November 30, 2008, thereby increasing the risk of nonperformance by counterparties.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws (Incorporated by reference to our Registration Statement on Form S-1, filed December 17, 2008)
10.1	Sixth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1, filed December 17, 2008)
10.2	Base Indenture dated August 10, 2005 between Cofina Funding, LLC as Issuer and U.S. Bank National Association as Trustee.
10.3	Amendment No. 1 to Base Indenture dated as of November 18, 2005 by and among Cofina Funding, LLC (the “Issuer”), Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee.
10.4	Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Isley Bank.
10.5	Purchase and Sale Agreement dated as of August 10, 2005 between Cofina Funding, LLC, as Purchaser and Cofina Financial, LLC, as Seller.)
10.6	Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer; U.S. Bank National Association, as Trustee; and U.S. Bank National Association, as Custodian.
10.7	Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Cofina Financial, LLC, as Servicer; and U.S. Bank National Association, as Trustee.
10.8	Omnibus Amendment and Agreement dated as of August 30, 2005 by and among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Cenex Finance Association, Inc. (the “Guarantor”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee and as Custodian.
10.9	Series 2005-A Supplement dated as of August 10, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.
10.10	Note Purchase Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Bank Hapoalim B.M. as Funding Agent; and the Financial Institutions from time to time parties thereto.
10.11	Series 2005-B Supplement dated as of November 18, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.
10.12	Note Purchase Agreement dated as of November 18, 2005 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto.

Exhibit	Description

10.13	First Amendment to Note Purchase Agreement dated as of November 6, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M., as Funding Agent and as a Committed Purchaser.
10.14	Omnibus Amendment and Agreement dated as of May 11, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian.
10.15	Omnibus Amendment and Agreement No. 2 dated as of October 1, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian.
10.16	Omnibus Amendment and Agreement No. 3 dated as of May 16, 2008 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); Venus Funding Corporation (the “Conduit Purchaser”) and U.S. Bank National Association as Trustee and as Custodian.
10.17	Series 2006-A Supplement dated as of February 21, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.
10.18	Note Purchase Agreement dated as of February 21, 2006 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto.
10.19	First Amendment to Note Purchase Agreement dated as of February 20, 2007 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto.
10.20	Second Amendment to Note Purchase Agreement dated as of February 19, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto.
10.21	Series 2006-B Supplement dated as of May 16, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.
10.22	Note Purchase Agreement dated as of May 16, 2006 among Cofina Funding, LLC, as Issuer; Voyager Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto.
10.23	First Amendment to Note Purchase Agreement dated as of May 15, 2007 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto.
10.24	Second Amendment to Note Purchase Agreement dated as of May 13, 2008 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto.
10.25	Series 2008-A Supplement dated as of November 21, 2008 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.
10.26	Note Purchase Agreement dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer; Victory Receivables Corporation, as the Conduit Purchaser; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto.
10.27	Amended and Restated Loan Origination and Participation Agreement dated as of October 31, 2006 by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC.
10.28	Amendment dated December 11, 2006 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC.

Exhibit	Description

10.29	Amendment dated January 5, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC.
10.30	Amendment dated December 12, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC/
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

January 13, 2009