Form 10-Q
period 2009-02-28
CHS INC
filed 2009-04-09
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2009.

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

Include by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	April 9, 2009

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,	February 29,
	2009	2008	2008
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$346,687	$136,540	$122,351
Receivables	1,526,003	2,307,794	2,012,859
Inventories	1,982,090	2,368,024	2,714,039
Derivative assets	429,784	369,503	1,028,869
Other current assets	843,088	667,338	1,241,153

Total current assets	5,127,652	5,849,199	7,119,271
Investments	704,928	784,516	848,710
Property, plant and equipment	2,013,790	1,948,305	1,873,945
Other assets	325,171	189,958	224,199

Total assets	$8,171,541	$8,771,978	$10,066,125

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$273,040	$106,154	$970,975
Current portion of long-term debt	93,084	118,636	107,108
Customer credit balances	235,263	224,349	272,745
Customer advance payments	813,139	644,822	1,269,252
Checks and drafts outstanding	152,722	204,896	197,585
Accounts payable	945,488	1,838,214	1,548,135
Derivative liabilities	467,108	273,591	694,584
Accrued expenses	300,059	374,898	298,199
Dividends and equities payable	93,534	325,039	197,682

Total current liabilities	3,373,437	4,110,599	5,556,265
Long-term debt	1,058,460	1,076,219	1,152,630
Other liabilities	379,524	423,742	371,409
Minority interests in subsidiaries	239,903	205,732	192,434
Commitments and contingencies Equities	3,120,217	2,955,686	2,793,387

Total liabilities and equities	$8,171,541	$8,771,978	$10,066,125

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(dollars in thousands)

Revenues	$5,177,069	$6,891,345	$12,910,988	$13,416,731
Cost of goods sold	4,962,092	6,633,720	12,375,504	12,844,469

Gross profit	214,977	257,625	535,484	572,262
Marketing, general and administrative	98,973	75,005	186,714	141,464

Operating earnings	116,004	182,620	348,770	430,798
(Gain) loss on investments	(3,001)	(230)	51,975	(95,178)
Interest, net	13,775	18,066	33,950	31,603
Equity income from investments	(10,388)	(45,413)	(31,111)	(76,603)
Minority interests	19,363	12,831	41,545	35,810

Income before income taxes	96,255	197,366	252,411	535,166
Income taxes	13,975	29,335	32,880	66,235

Net income	$82,280	$168,031	$219,531	$468,931

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2009	2008
	(dollars in thousands)

Cash flows from operating activities:
Net income	$219,531	$468,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95,154	83,430
Amortization of deferred major repair costs	12,097	14,158
Income from equity investments	(31,111)	(76,603)
Distributions from equity investments	41,191	19,132
Minority interests	41,545	35,810
Noncash patronage dividends received	(2,672)	(1,341)
Gain on sale of property, plant and equipment	(1,184)	(4,298)
Loss (gain) on investments	51,975	(95,178)
Deferred taxes	2,772	39,931
Other, net	(3,829)	(627)
Changes in operating assets and liabilities:
Receivables	986,568	(603,924)
Inventories	403,582	(872,787)
Derivative assets	(60,281)	(781,787)
Other current assets and other assets	(179,099)	(704,771)
Customer credit balances	9,375	161,927
Customer advance payments	163,611	901,475
Accounts payable and accrued expenses	(1,001,756)	470,614
Derivative liabilities	193,518	517,375
Other liabilities	(6,746)	(4,130)

Net cash provided by (used in) operating activities	934,241	(432,663)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(136,796)	(187,312)
Proceeds from disposition of property, plant and equipment	4,396	5,839
Expenditures for major repairs	(1)	(21,662)
Investments	(90,242)	(321,167)
Investments redeemed	10,017	34,168
Proceeds from sale of investments	41,612	114,198
Joint venture distribution transaction, net	850	(13,024)
Changes in notes receivable	123,564	(6,368)
Acquisition of intangibles	(1,320)	(1,948)
Business acquisitions, net of cash received	(76,364)	(5,258)
Other investing activities, net	(155)	429

Net cash used in investing activities	(124,439)	(402,105)

Cash flows from financing activities:
Changes in notes payable	(221,184)	299,799
Long-term debt borrowings		600,000
Principal payments on long-term debt	(39,022)	(30,233)
Payments for bank fees on debt	(1,434)	(3,313)
Changes in checks and drafts outstanding	(52,871)	54,442
Distributions to minority owners	(14,942)	(49,331)
Costs incurred — capital equity certificates redeemed	(111)	(34)
Preferred stock dividends paid	(9,048)	(7,240)
Retirements of equities	(34,703)	(69,703)
Cash patronage dividends paid	(226,340)	(194,980)

Net cash (used in) provided by financing activities	(599,655)	599,407

Net increase (decrease) in cash and cash equivalents	210,147	(235,361)
Cash and cash equivalents at beginning of period	136,540	357,712

Cash and cash equivalents at end of period	$346,687	$122,351

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of February 28, 2009 and February 29, 2008, the statements of operations for the three and six months ended February 28, 2009 and February 29, 2008, and the statements of cash flows for the six months ended February 28, 2009 and February 29, 2008, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2008 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”, was required to be adopted for interim and annual periods beginning after November 15, 2008. Therefore, we adopted SFAS No. 161 during the quarter ended February 28, 2009. As SFAS No. 161 is only disclosure related, it did not have an impact on our financial position, results of operations or cash flows.

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes. These contracts are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 11, Fair Value Measurements.

We have netting arrangements for our exchange traded futures and options contracts and certain over-the-counter contracts which are netted in our Consolidated Balance Sheets. Although Financial Accounting Standards Board (FASB) Staff Position No. FIN 39-1 (FSP FIN 39-1) permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, we have not elected to net our margin deposits.

As of February 28, 2009, we had the following outstanding contracts:

	Purchase	Sales
	Contracts	Contracts
	(units in thousands)

Grain and oilseed — bushels	445,967	578,124
Energy products — barrels	12,955	9,597
Crop nutrients — tons	1,129	1,690
Ocean and barge freight — metric tons	2,848	2,621

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of February 28, 2009, the gross fair values of our derivative assets and liabilities were as follows:

Gross Fair
Values

Derivative Assets:
Commodity and freight contracts	$525,745
Foreign exchange contracts	31

$525,776

Derivative Liabilities:
Commodity and freight contracts	$558,946
Foreign exchange contracts	3,857
Interest rate contracts	297

$563,100

For the three-month period ended February 28, 2009, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives was as follows:

	Location of	Amount of
	Gain (Loss)	Gain (Loss)

Commodity and freight contracts	Cost of goods sold	$12,543
Foreign exchange contracts	Cost of goods sold	(1,572)
Interest rate contracts	Interest expense	(777)

		$10,194

Commodity and Freight Contracts:

When we enter into a commodity purchase commitment, we incur risks of carrying inventory, including risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.

Our commodity contracts primarily relate to grain and oilseed, energy and fertilizer commodities. Our freight contracts primarily relate to rail, barge and ocean freight transactions. Our use of commodity and freight contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Fertilizer and propane contracts are accounted for as normal purchase, normal sales transactions. We expect all normal purchase and normal sales transactions to result in physical settlement.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange or broker. These margin deposits are included in other current assets in our Consolidated Balance Sheets. The amount of the deposit is set by the exchange and varies by commodity. If the market price of a short futures contract increases, then an additional maintenance margin deposit would be required. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required and sent to the applicable exchange. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins.

Our policy is to generally maintain hedged positions in grain and oilseed. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in our grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management. We monitor current market conditions and may expand or reduce our risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments which minimizes our counterparty exposure. We evaluate that exposure by reviewing contract values and adjusting them to reflect potential non-performance. Risk of non-performance by counterparties includes the inability to perform because of counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. We manage our risks by entering into fixed-price purchase and sales contracts with pre-approved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of non-performance on open contracts. Accordingly, we only adjust specifically identified contracts for non-performance. Although we have established policies and procedures, we make no assurances that historical non-performance experience will carry forward to future periods.

Foreign Exchange Contracts:

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during 2008 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time we enter into foreign currency futures contracts to mitigate currency fluctuations.

Interest Rate Contracts:

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During fiscal 2009, we entered into an interest rate swap with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit.

Goodwill and Other Intangible Assets

Goodwill was $18.1 million, $3.8 million and $3.8 million on February 28, 2009, August 31, 2008 and February 29, 2008, respectively, and is included in other assets in our Consolidated Balance Sheets. Through August 31, 2008, we had a 49% ownership interest in Cofina Financial, LLC (Cofina Financial) included in Corporate and Other. On September 1, 2008, we purchased the remaining 51% ownership interest in Cofina

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Financial, which resulted in $6.9 million of goodwill reflecting the purchase price allocation. During the six months ended February 28, 2009, we had acquisitions in our Ag Business segment which resulted in $8.0 million of goodwill reflecting the preliminary purchase price allocations.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 15 years). Excluding goodwill, the gross carrying amount of our intangible assets was $82.0 million with total accumulated amortization of $26.1 million as of February 28, 2009. Intangible assets of $26.9 million ($0.1 million non-cash) and $17.1 million (includes $9.9 million related to our crop nutrients business transaction) were acquired during the six months ended February 28, 2009 and February 29, 2008, respectively. Total amortization expense for intangible assets during the six-month periods ended February 28, 2009 and February 29, 2008, was $5.4 million and $6.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.7 million annually for the first three years, $7.3 million for the next year and $4.5 million for the following year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141R will depend on the nature, terms and size of business combinations completed after the effective date.

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

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. As FSP SFAS No. 132(R)-1 is only disclosure-related, it will not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141R on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting SFAS No. 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	February 28,	August 31,	February 29,
	2009	2008	2008

Trade accounts receivable	$1,212,680	$2,181,132	$1,975,126
Cofina Financial notes receivable	302,122
Other	106,585	200,313	105,118

	1,621,387	2,381,445	2,080,244
Less allowances and reserves	95,384	73,651	67,385

	$1,526,003	$2,307,794	$2,012,859

As further discussed in Note 4, Cofina Financial was consolidated in our financial statements effective September 1, 2008, as a result of our acquisition of the remaining 51% ownership interest. Cofina Financial makes loans to member cooperatives and businesses and to individual producers of agricultural products. Some of Cofina Financial’s notes receivable were sold, as further discussed in Note 5, and therefore are not included in the receivables balance above.

Note 3.	Inventories

	February 28,	August 31,	February 29,
	2009	2008	2008

Grain and oilseed	$641,660	$918,514	$1,552,203
Energy	427,928	596,487	409,926
Crop nutrients	380,389	399,986	307,680
Feed and farm supplies	493,585	371,670	361,897
Processed grain and oilseed	30,962	74,537	77,800
Other	7,566	6,830	4,533

	$1,982,090	$2,368,024	$2,714,039

The market prices for crop nutrients products fell significantly during fiscal 2009, and due to a wet fall season, we had a higher quantity of inventory on hand at the end of our first quarter than is typical at that time of year. In order to reflect our crop nutrients inventories at net realizable values on November 30, 2008, we recorded $84.1 million of lower-of-cost or market adjustments in our Ag Business segment related to our crop nutrients and feed and farm supplies inventories, based on committed sales and current market values. As of February 28, 2009, there were $49.5 million of lower-of-cost or market adjustments remaining in inventory.

As of February 28, 2009, we valued approximately 15% of inventories, primarily related to energy, using the lower of cost, determined on the LIFO method, or market (10% as of February 29, 2008). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $111.0 million and $553.4 million at February 28, 2009 and February 29, 2008, respectively.

Note 4.	Investments

Cofina Financial, a joint venture company formed in 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, Cofina Financial became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included net cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy Corporation (US BioEnergy), included in our Processing segment, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our ownership interest in the combined entity was reduced to approximately 8%, compared to an approximately 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of our change in ownership interest on April 1, 2008, we no longer had significant influence, and therefore began to account for VeraSun as an available-for-sale investment. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded in net gain on investments during the fourth quarter of our year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million ($64.4 million net of taxes) during our first quarter of the six months ended February 28, 2009. The impairments did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. During our first quarter of fiscal 2009, we provided a valuation allowance on the deferred tax assets related to the carryforward of certain capital losses of $21.2 million. Coupled with the valuation allowance of $11.5 million related to capital losses in the fiscal year ended August 31, 2008, the total valuation allowance related to the carryforward of capital losses related to impairments on VeraSun at February 28, 2009 is $32.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment. We account for Ventura Foods as an equity method investment, and as of February 28, 2009, our carrying value of Ventura Foods exceeded our share of their equity by $15.3 million, of which $2.4 million is being amortized with a remaining life of approximately three years. The remaining basis difference represents equity method goodwill. During the six months ended February 28, 2009, we made a $10.0 million capital contribution to Ventura Foods, and in March 2009 we contributed another $25.0 million.

During the six months ended February 28, 2009 and February 29, 2008, we invested an additional $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%.

During the six months ended February 28, 2009 and February 29, 2008, we sold our available-for-sale investments of common stock in the New York Mercantile Exchange (NYMEX Holdings) and CF Industries Holdings, Inc., respectively, for proceeds of $16.1 million and $108.3 million, respectively, and recorded pretax gains of $15.7 million and $91.7 million, respectively.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following provides summarized unaudited financial information as reported, for Agriliance balance sheets as of February 28, 2009, August 31, 2008 and February 29, 2008, and statements of operations for the three-month and six-month periods as indicated below:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Net sales	$103,162	$187,660	$199,540	$398,250
Gross profit	2,567	20,363	16,867	54,237
Net loss	(24,682)	(23,670)	(36,424)	(47,186)

	February 28,	August 31,	February 29,
	2009	2008	2008

Current assets	$503,030	$456,385	$607,950
Non-current assets	40,783	40,946	52,549
Current liabilities	198,582	119,780	301,053
Non-current liabilities	12,125	12,421	17,633

Note 5.	Notes Payable

	February 28,	August 31,	February 29,
	2009	2008	2008

Notes payable	$17,399	$106,154	$970,975
Cofina Financial notes payable	255,641

	$273,040	$106,154	$970,975

In February 2009, we renewed our 364-day revolver with a committed amount of $300.0 million.

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $255.2 million as of February 28, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and Eurodollar rates, with a weighted average commercial paper interest rate of 2.354% and a weighted average Eurodollar interest rate of 1.601% as of February 28, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $269.2 million as of February 28, 2009. As of February 28, 2009, $129.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $140.2 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $76.7 million as of February 28, 2009, of which $49.0 million was borrowed under these commitments with an interest rate of 2.10%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates (ranging from 1.50% to 2.00% as of February 28, 2009) and are due upon demand. Borrowings under these notes totaled $66.4 million as of February 28, 2009.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 6.	Interest, net

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Interest expense	$18,651	$22,058	$40,117	$40,429
Interest income	4,876	3,992	6,167	8,826

Interest, net	$13,775	$18,066	$33,950	$31,603

Note 7.	Equities

Changes in equity for the six-month periods ended February 28, 2009 and February 28, 2008 are as follows:

	Fiscal 2009	Fiscal 2008

Balances, September 1, 2008 and 2007	$2,955,686	$2,475,455
Net income	219,531	468,931
Other comprehensive loss	(18,066)	(56,241)
Patronage distribution	(639,887)	(555,150)
Patronage accrued	652,000	550,000
Equities retired	(34,703)	(69,703)
Equity retirements accrued	84,648	159,315
Equities issued in exchange for elevator properties	1,899	1,608
Preferred stock dividends	(9,048)	(7,240)
Preferred stock dividends accrued	3,016	2,413
Accrued dividends and equities payable	(84,359)	(177,616)
Other, net	(10,500)	1,615

Balances, February 28, 2009 and February 29, 2008	$3,120,217	$2,793,387

During the three months ended February 28, 2009 and February 29, 2008, we redeemed $49.9 million and $46.4 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 8.	Comprehensive Income

Total comprehensive income was $83.2 million and $164.3 million for the three months ended February 28, 2009 and February 29, 2008, respectively. For the six months ended February 28, 2009 and February 29, 2008, total comprehensive income was $201.5 million and $412.7 million, respectively. Total comprehensive income primarily consisted of net income and unrealized net gains or losses on available-for-sale investments and foreign currency translation adjustments for the three-month and six-month periods in fiscal 2009. Accumulated other comprehensive loss on February 28, 2009, August 31, 2008 and February 29, 2008 was $86.1 million, $68.0 million and $43.2 million, respectively. On February 28, 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments, foreign currency translation adjustments and unrealized net gains or losses on available-for-sale investments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Employee Benefit Plans

Employee benefits information for the three and six months ended February 28, 2009 and February 29, 2008 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Components of net periodic benefit costs for the three months ended February 28, 2009 and February 29, 2008:
Service cost	$4,061	$3,920	$296	$315	$279	$262
Interest cost	5,692	5,411	594	550	561	425
Expected return on plan assets	(7,520)	(7,847)
Prior service cost (credit) amortization	529	541	137	144	(50)	(80)
Actuarial loss (gain) amortization	1,281	1,335	162	215	(41)	(64)
Transition amount amortization					233	233

Net periodic benefit cost	$4,043	$3,360	$1,189	$1,224	$982	$776

Components of net periodic benefit costs for the six months ended February 28, 2009 and February 29, 2008:
Service cost	$8,122	$7,693	$592	$623	$557	$523
Interest cost	11,382	10,624	1,188	1,095	1,121	850
Expected return on plan assets	(15,108)	(15,651)
Prior service cost (credit) amortization	1,058	1,082	273	289	(99)	(160)
Actuarial loss (gain) amortization	2,526	2,435	324	421	(83)	(129)
Transition amount amortization					468	468

Net periodic benefit cost	$7,980	$6,183	$2,377	$2,428	$1,964	$1,552

Employer Contributions:

Total contributions to be made during fiscal 2009, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During this fiscal quarter ended February 28, 2009, we contributed $17 million to the CHS pension plans and plan to contribute an additional $15 million in April of 2009. NCRA currently intends to contribute $14.4 million to their plan during fiscal 2009. The Treasury Department has indicated that guidance will be issued soon that will provide substantial relief to minimum funding requirements during calendar year 2009 to defined benefit plan sponsors. After the new guidance is issued, we along with our actuaries, will complete our analysis regarding further 2009 contributions.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Historically, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and six months ended February 28, 2009 and February 29, 2008 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended February 28, 2009
Revenues	$1,546,147	$3,416,515	$270,628	$8,454	$(64,675)	$5,177,069
Cost of goods sold	1,418,479	3,346,583	262,037	(332)	(64,675)	4,962,092

Gross profit	127,668	69,932	8,591	8,786	—	214,977
Marketing, general and administrative	33,661	47,545	7,530	10,237		98,973

Operating earnings (losses)	94,007	22,387	1,061	(1,451)	—	116,004
Gain on investments		(3,001)				(3,001)
Interest, net	982	9,707	3,348	(262)		13,775
Equity income (loss) from investments	(591)	1,785	(11,509)	(73)		(10,388)
Minority interests	18,472	891				19,363

Income (loss) before income taxes	$75,144	$13,005	$9,222	$(1,116)	$—	$96,255

Intersegment revenues	$(57,575)	$(6,330)	$(770)		$64,675	$—

For the Three Months Ended February 29, 2008
Revenues	$2,399,044	$4,273,984	$290,049	$9,147	$(80,879)	$6,891,345
Cost of goods sold	2,321,630	4,120,071	273,642	(744)	(80,879)	6,633,720

Gross profit	77,414	153,913	16,407	9,891	—	257,625
Marketing, general and administrative	24,834	35,908	6,521	7,742		75,005

Operating earnings	52,580	118,005	9,886	2,149	—	182,620
Gain on investments			(230)			(230)
Interest, net	(3,738)	17,417	5,441	(1,054)		18,066
Equity income from investments	(1,153)	(19,481)	(23,320)	(1,459)		(45,413)
Minority interests	12,762	69				12,831

Income before income taxes	$44,709	$120,000	$27,995	$4,662	$—	$197,366

Intersegment revenues	$(71,359)	$(9,429)	$(91)		$80,879	$—

For the Six Months Ended February 28, 2009
Revenues	$4,096,699	$8,370,237	$581,518	$23,579	$(161,045)	$12,910,988
Cost of goods sold	3,747,131	8,236,153	554,619	(1,354)	(161,045)	12,375,504

Gross profit	349,568	134,084	26,899	24,933	—	535,484
Marketing, general and administrative	61,493	87,108	14,279	23,834		186,714

Operating earnings	288,075	46,976	12,620	1,099	—	348,770
(Gain) loss on investments	(15,748)	(3,001)	70,724			51,975
Interest, net	5,177	23,433	7,105	(1,765)		33,950
Equity income from investments	(1,827)	(7,105)	(21,739)	(440)		(31,111)
Minority interests	40,637	908				41,545

Income (loss) before income taxes	$259,836	$32,741	$(43,470)	$3,304	$—	$252,411

Intersegment revenues	$(141,605)	$(18,111)	$(1,329)		$161,045	$—

Goodwill	$3,185	$8,065		$6,898		$18,148

Capital expenditures	$100,577	$30,979	$3,671	$1,569		$136,796

Depreciation and amortization	$57,644	$25,290	$8,328	$3,892		$95,154

Total identifiable assets at February 28, 2009	$2,637,591	$3,926,788	$607,975	$999,187		$8,171,541

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Six Months Ended February 29, 2008
Revenues	$4,920,732	$8,109,235	$533,345	$16,773	$(163,354)	$13,416,731
Cost of goods sold	4,696,365	7,806,529	506,759	(1,830)	(163,354)	12,844,469

Gross profit	224,367	302,706	26,586	18,603	—	572,262
Marketing, general and administrative	47,400	66,596	12,018	15,450		141,464

Operating earnings	176,967	236,110	14,568	3,153	—	430,798
(Gain) loss on investments	(17)	(94,545)	381	(997)		(95,178)
Interest, net	(9,584)	32,545	10,465	(1,823)		31,603
Equity income from investments	(2,316)	(26,674)	(44,458)	(3,155)		(76,603)
Minority interests	35,683	127				35,810

Income before income taxes	$153,201	$324,657	$48,180	$9,128	$—	$535,166

Intersegment revenues	$(149,323)	$(13,850)	$(181)		$163,354	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$154,117	$28,057	$2,932	$2,206		$187,312

Depreciation and amortization	$48,581	$24,218	$7,616	$3,015		$83,430

Total identifiable assets at February 29, 2008	$2,682,038	$5,718,242	$807,174	$858,671		$10,066,125

Note 11.	Fair Value Measurements

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include our readily marketable inventories, interest rate swap, forward commodity and freight purchase and sales contracts, flat price or basis fixed derivative contracts and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

The following table presents assets and liabilities, included in our Consolidated Balance Sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by SFAS No. 157, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at February 28, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$672,622		$672,622
Commodity, freight and foreign currency derivatives	$98,326	331,458		429,784
Short-term investments			$3,077	3,077
Rabbit Trust assets	38,406			38,406
Available-for-sale investments	3,485			3,485

Total Assets	$140,217	$1,004,080	$3,077	$1,147,374

Liabilities:
Commodity, freight and foreign currency derivatives	$100,688	$366,123		$466,811
Interest rate swap derivative		297		297

Total Liabilities	$100,688	$366,420		$467,108

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Short-term investments — Our short-term investments represent an enhanced cash fund closed due to credit-market turmoil, classified as Level 3. These investments are valued using expected present values to determine the fair market values.

Available-for-sale investments — Our available-for-sale investments in common stock of other companies are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Rabbi Trust assets — Our Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Interest rate swap derivative — During fiscal 2009, we entered into an interest rate swap classified within Level 2, with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit. The rate is based on the London Interbank Offered Rate (LIBOR) and settles monthly. We have not designated or accounted for the interest rate swap as a hedging instrument for accounting purposes. Changes in fair values are recognized in our Consolidated Statements of Operations as interest expense.

The table below represents a reconciliation for assets and liabilities, measured at fair value on a recurring basis, using significant unobservable inputs (Level 3). This consists of our short-term investments that were carried at fair value prior to the adoption of SFAS No. 157 and reflect assumptions a marketplace participant would use at February 28, 2009:

Level 3 Instruments
Short-Term Investments

Balance, September 1, 2008	$7,154
Total losses (realized/unrealized) included in marketing, general and administrative expense	(1,031)
Purchases, issuances and settlements	(3,046)
Transfer in (out) of Level 3

Balance, February 28, 2009	$3,077

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

Guarantees

We are a guarantor for lines of credit for related companies. As of February 28, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $18.7 million was outstanding. All outstanding loans with respective creditors are current as of February 28, 2009.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our guarantees for certain debt and obligations under contracts for our subsidiaries and members as of February 28, 2009 are as follows:

	Guarantee/	Exposure on
	Maximum	February 28,			Triggering	Recourse	Assets Held
Entities	Exposure	2009	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150	$6	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against Mountain Country, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$383	383	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against Morgan County Investors, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000		Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sales agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000		Obligations by TEMCO under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000		Obligations by TEMCO under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties	*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Third parties	$689	689	Obligations by individual producers under credit agreements for which CHS guarantees a certain percentage. Obligations are for livestock production facilities where CHS supplies the nutrition products	Various	Credit agreement default by individual producers	Subrogation against borrower	None
Cofina Financial, LLC	$16,500	10,434	Loans made by Cofina to our customers that are participated with other lenders	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Agriliance LLC	$500	500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None

		$18,686

*	The maximum exposure on any give date is equal to the actual guarantees extended as of that date, not to exceed $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cofina Financial, LLC (Cofina Financial), a joint venture company formed in 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment, included in Corporate and Other, using the equity method of accounting. On September 1, 2008, Cofina Financial became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

The general conditions most affecting revenues, cost of goods sold and earnings when comparing the current quarter or the first six months of this fiscal year with the same period of a year ago is the depreciation in commodity prices. Grain, processed grain, crude oil, finished energy products and fertilizer values all have declined dramatically from their extremely high values of a year ago. While we have maintained or improved sale volumes in most of our business operations (wholesale crop nutrients being an exception to this statement because of adverse fall weather conditions), revenues and the corresponding cost of goods sold have declined in most of our businesses compared to the corresponding period of last year because of the affect of lower per unit values.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Results of Operations

Comparison of the three months ended February 28, 2009 and February 29, 2008

General.  We recorded income before income taxes of $96.3 million during the three months ended February 28, 2009 compared to $197.4 million during the three months ended February 29, 2008, a decrease of $101.1 million (51%). Operating results reflected lower pretax earnings in our Ag Business and Processing segments, along with Corporate and Other, which were partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $75.1 million for the three months ended February 28, 2009 compared to $44.7 million in the three months ended February 29, 2008. This increase in earnings of $30.4 million (68%) is primarily from higher margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane, equipment and renewable fuels marketing businesses also increased during the three months ended February 28, 2009 when compared to the same three-month period of the previous year. These increases in earnings were partially offset by reduced earnings in our lubricants and transportation businesses.

Our Ag Business segment generated income before income taxes of $13.0 million for the three months ended February 28, 2009 compared to $120.0 million in the three months ended February 29, 2008, a decrease in earnings of $107.0 million (89%). Earnings from our wholesale crop nutrients business decreased $44.3 million. The market prices for crop nutrients products fell significantly during our first half of fiscal 2009, and due to a wet fall season, we had a higher quantity of inventories on hand at the end of our first quarter than is typical at that time of year. Fertilizer margins realized were significantly reduced compared to the same period in the previous fiscal year. In order to reflect our wholesale crop nutrients inventories at net-realizable values, we made a lower-of-cost or market adjustment in this business of $56.8 million in November, 2008, of which $18.1 million is remaining at the end of the second quarter of fiscal 2009. A net gain from the sale of a 50% owned Canadian agronomy joint venture investment was exceeded by a decrease from our share of equity investment earnings in Agriliance (50% ownership interest), net of reduced allocated internal expenses, for a net improvement in agronomy earnings of $1.1 million. Our grain marketing earnings decreased by $61.2 million during the three months ended February 28, 2009 compared with the same three-month period in fiscal 2008, primarily from net decreased grain product margins and reduced earnings from our joint ventures. Volatility in the grain markets created opportunities for increased grain margins during fiscal 2008. Our country operations earnings decreased $2.6 million, primarily as a result of reduced grain margins related to lower grain bushels sold.

Our Processing segment generated income before income taxes of $9.2 million for the three months ended February 28, 2009 compared to income of $28.0 million in the three months ended February 29, 2008, a decrease in earnings of $18.8 million (67%). Oilseed processing earnings decreased $8.9 million during the three months ended February 28, 2009 compared to the same period in the prior year, primarily due to reduced margins in our crushing operations, which were partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased by $11.9 million for the three months ended February 28, 2009 compared to the same period in the prior year, primarily as a result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $1.4 million during the three months ended February 28, 2009, compared to the same period in the prior year, primarily as a result of increased commodity prices, reducing margins on the products sold. Our losses, net of allocated internal expenses, related to VeraSun Energy Corporation (VeraSun), an ethanol manufacturing company in which we hold a minority ownership interest, decreased $3.4 million for the three months ended February 29, 2008 compared to the same period in the prior year. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest, we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment.

Corporate and Other generated a net loss before income taxes of $1.1 million for the three months ended February 28, 2009 compared to income of $4.7 million in the three months ended February 29, 2008, a decrease in earnings of $5.8 (124%). This decrease is primarily attributable to reduced business volume related to our financial, insurance and hedging services. Lower commodity prices have reduced the need for customers to borrow, and lower volatility in commodity prices has affected hedging business volumes.

Net Income.  Consolidated net income for the three months ended February 28, 2009 was $82.3 million compared to $168.0 million for the three months ended February 29, 2008, which represents an $85.7 million (51%) decrease.

Revenues.  Consolidated revenues were $5.2 billion for the three months ended February 28, 2009 compared to $6.9 billion for the three months ended February 29, 2008, which represents a $1.7 billion (25%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $1.5 billion decreased by $839.1 million (36%) during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. During the three months ended February 28, 2009 and February 29, 2008, our Energy segment recorded revenues from our Ag Business segment of $57.6 million and $71.4 million, respectively. The net decrease in revenues of $839.1 million is comprised of a decrease of $883.9 million related to a reduction in prices on refined fuels, propane and renewable fuels marketing products and was partially offset by $44.8 million related to a net increase in sales volume. Refined fuels revenues decreased $597.7 million (41%), of which $708.9 million was related to a net average selling price decrease, partially offset by $111.2 million due to increased volumes, compared to the same period in the previous year. The average selling price of refined fuels decreased $1.15 per gallon (45%), while volumes increased 8% when comparing the three months ended February 28, 2009 with the same period a year ago. Renewable fuels marketing revenues decreased $156.2 million (59%), mostly from a 49% decrease in volumes, in addition to a decrease of $0.40 (20%) per gallon, when compared with the same three-month period in the previous year. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues decreased by $10.6 million (3%), of which $32.3 million related to a decrease in the net average selling price, partially offset by $21.7 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane decreased $0.13 per gallon (9%), while sales volume increased 7% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand caused by colder temperatures improving home heating volumes.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $3.4 billion, decreased $854.4 million (20%) during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. Grain revenues in our Ag Business segment totaled $2.8 billion and $3.6 billion during the three months ended February 28, 2009 and February 29, 2008, respectively. Of the grain revenues decrease of $782.2 million (22%), $517.8 million is due to decreased average grain selling prices and $264.4 million is attributable to decreased volumes during the three months ended February 28, 2009 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.27 per bushel (16%) over the same three-month period in fiscal 2008. The 2008 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as good. The average month-end market price per bushel of spring wheat, soybeans and corn decreased $7.67, $3.90 and $1.22, respectively. Volumes decreased 7% during the three months ended February 28, 2009 compared with the same period of a year ago. Wheat and barley reflected the largest volume decreases, partially offset by increased volumes in soybeans, compared to the three months ended February 29, 2008.

Wholesale crop nutrient revenues in our Ag Business segment totaled $325.8 million and $397.9 million during the three months ended February 28, 2009 and February 29, 2008, respectively. Of the wholesale crop nutrient revenues decrease of $72.1 million (18%), $66.7 million is attributable to decreased volumes and $5.4 million is due to decreased average fertilizer selling prices during the three months ended February 28, 2009 compared to the same period last fiscal year. Volumes decreased 17% during the three months ended February 28, 2009 compared with the same period of a year ago mainly due to higher fertilizer prices and a fall season that experienced excess moisture, making it difficult for farmers to spread fertilizers until spring. The average sales price of all fertilizers sold reflected a decrease of $6 per ton (2%) over the same three-month period in fiscal 2008.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $247.5 million decreased by $10.7 million (4%) during the three months ended February 28, 2009 compared to the three months ended February 28, 2009, primarily the result of decreased revenues in our country operations business of retail energy and seed products, partially offset by increased revenues of feed products. Other revenues within our Ag Business segment of $43.0 million during the three months ended February 28, 2009 increased $10.6 million (33%) compared to the three months ended February 29, 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $269.9 million decreased $20.1 million (7%) during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed processing revenues decreased $25.2 million (16%), of which $19.7 million was due to a 12% decrease in sales volume and $5.5 was related to lower average sales prices. Oilseed refining revenues increased $1.1 million (1%), of which $5.5 million was due to higher average sales prices, partially offset by a $4.4 million or a 4% net decrease in sales volume. The average selling price of processed oilseed decreased $11 per ton (4%) and the average selling price of refined oilseed products increased $.02 per pound (5%) compared to the same three-month period of fiscal 2008. The changes in the average selling price of products are primarily driven by the average lower price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $5.0 billion for the three months ended February 28, 2009 compared to $6.6 billion for the three months ended February 29, 2008, which represents a $1.6 billion (25%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.4 billion decreased by $889.4 million (40%) during the three months ended February 28, 2009 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. On a more product-specific basis, the average cost of refined fuels decreased $1.20 (47%) per gallon, while volumes increased 8% compared to the three months ended February 29, 2008. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended February 29, 2008. The average per unit cost of crude oil purchased for the two refineries decreased 53% compared to the three months ended February 29, 2008. Renewable fuels marketing costs decreased $155.1 million (59%), mostly from a 49% decrease in volumes driven by the loss of two customers, when compared with the same three-month period in the previous year. The average cost of propane decreased $0.15 (11%) per gallon, while volumes increased 7% compared to the three months ended February 29, 2008. The increase in propane volumes primarily reflects increased demand caused by home heating.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $3.3 billion, decreased $770.4 million (19%) during the three months ended February 28, 2009 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2.7 billion and $3.5 billion during the three months ended February 28, 2009 and February 29, 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $730.0 million (21%) compared to the three months ended February 29, 2008. This is primarily the result of a $1.17 (15%) decrease in the average cost per bushel and a 7% net decrease in bushels sold as compared to the prior year. Wheat and barley reflected the largest volume decreases, partially offset by increased volumes in soybeans, compared to the three months ended February 29, 2008. The average month-end market price per bushel of our primary grains decreased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $350.6 million and $378.4 million during the three months ended February 28, 2009 and February 29, 2008, respectively. This $27.8 million (7%) decrease in wholesale crop nutrients cost of goods sold includes the continued market decline in the fertilizer business, as compared to the same period in fiscal 2008. In order to reflect our wholesale crop nutrients inventories at net-realizable values, we made a lower-of-cost or market adjustment in this business of $56.8 million in November, 2008, of which $18.1 million is remaining at the end of the second quarter of fiscal 2009. The average cost per ton of fertilizer increased $85 (24%), excluding the lower-of-cost or market adjustment, while net volumes decreased 17% when compared to the same three-month period in the prior year. The net volume decrease is mainly due to higher fertilizer prices that discouraged purchases and a fall season with adverse weather conditions, making it difficult for farmers to spread fertilizers until spring.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased during the three months ended February 28, 2009 compared to the three months ended February 29, 2008, primarily due to lower price per unit costs for retail crop protection and energy products. These decreases were partially offset by volume increases, which resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $261.3 million decreased $12.3 million (5%) compared to the three months ended February 29, 2008, which was primarily due to decreased volumes of processed soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $99.0 million for the three months ended February 28, 2009 increased by $24.0 million (32%) compared to the three months ended February 29, 2008. This net increase includes the consolidation of Cofina Financial, additional allowances for bad debt mostly within our Ag Business segment, expansion of foreign operations, other acquisitions and general inflation.

(Gain) Loss on Investments.  Net gain on investments of $3.0 million for the three months ended February 28, 2009 compared to $0.2 million for the three months ended February 29, 2008, reflects an increase in earnings of $2.8 million and primarily relates to a gain on the sale of a Canadian agronomy investment during the three months ended February 28, 2009. We recorded a slight gain in our Processing segment for the three months ended February 29, 2008 of $0.2 million.

Interest, net.  Net interest of $13.8 million for the three months ended February 28, 2009 decreased $4.3 million (24%) compared to the same period last fiscal year. Interest expense for the three months ended February 28, 2009 and February 29, 2008 was $18.7 million and $22.1 million, respectively. Interest income, generated primarily from marketable securities, was $4.9 million and $4.0 million, for the three months ended February 28, 2009 and February 29, 2008, respectively. The interest expense decrease of $3.4 million (15%) was in spite of an increase in interest expense of $2.2 million as the result of the consolidation of Cofina Financial and an increase in interest expense of $2.9 million due to less capitalized interest related to construction projects. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest. These increases were more than offset by decreases in the average short-term borrowings for loans, excluding those of Cofina Financial. For the three months ended February 28, 2009 and February 29, 2008, we capitalized interest of $1.3 million and $4.2 million, respectively, primarily related to construction projects in our Energy segment. The average level of short-term borrowings decreased $620.3 million during the three months ended February 28, 2009, compared to the same three-month period in fiscal 2008. This dramatic reduction in short-term borrowings was the result of the lower commodity prices, which reduced working capital needs. The net increase in interest income of $0.9 million (22%) was primarily within Corporate and Other and relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $10.4 million for the three months ended February 28, 2009 decreased $35.0 million (77%) compared to the three months ended February 29, 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business, Processing and Energy segments and Corporate and Other of $21.3 million, $11.8 million, $0.6 million and $1.3 million, respectively.

Our Ag Business segment generated reduced equity investment earnings of $21.3 million. Our share of equity investment earnings or losses in agronomy decreased earnings by $1.8 million mostly from reduced retail margins, which was partially offset by improved earning of a Canadian agronomy joint venture. We had a net decrease of $19.2 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended February 28, 2009 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.3 million from several small equity investments.

Our Processing segment generated reduced equity investment earnings of $11.8 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $1.7 million compared to the same three-month period in fiscal 2008. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded reduced earnings of $11.6 million, net. Volatility in the grain markets created opportunities for increased wheat margins for Horizon Milling during the second quarter of fiscal 2008 and has continued with reduced margins in fiscal 2009. Typically, results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry. During our second fiscal quarter of 2008, we recorded equity losses of $1.4 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment.

Our Energy segment generated decreased equity investment earnings of $0.6 million related to an equity investment held by NCRA.

Corporate and Other generated reduced equity investment earnings of $1.4 million, as compared to the three months ended February 29, 2008, primarily due to our consolidating Cofina Financial.

Minority Interests.  Minority interests of $19.4 million for the three months ended February 28, 2009 increased by $6.5 million (51%) compared to the three months ended February 29, 2008. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $14.0 million for the three months ended February 28, 2009 compared with $29.3 million for the three months ended February 29, 2008, resulting in effective tax rates of 14.5% and 14.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 28, 2009 and February 29, 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the six months ended February 28, 2009 and February 29, 2008

General.  We recorded income before income taxes of $252.4 million during the six months ended February 28, 2009 compared to $535.2 million during the six months ended February 29, 2008, a decrease of $282.8 million (53%). Included in the results for the first fiscal quarter of 2008 was a $91.7 million gain on the sale of all of our 1,610,396 shares of CF Industries Holdings stock. Included in the results for the first fiscal quarter of 2009 were a $15.7 million gain on the sale of all of our 180,000 shares of NYMEX Holdings stock, and a $70.7 million impairment loss on our investment in VeraSun. Operating results reflected lower pretax earnings in our Ag Business and Processing segments and Corporate and Other, which were partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $259.8 million for the six months ended February 28, 2009 compared to $153.2 million in the six months ended February 29, 2008. This increase in earnings of $106.6 million (70%) is primarily from higher margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. In our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our propane, equipment and renewable fuels marketing businesses improved, while our lubricants and transportation businesses decreased earnings during the six months ended February 28, 2009 when compared to the same six-month period of the previous year.

Our Ag Business segment generated income before income taxes of $32.7 million for the six months ended February 28, 2009 compared to $324.7 million in the six months ended February 29, 2008, a decrease in earnings of $292.0 million (90%). In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Earnings from our wholesale crop nutrients business decreased $94.4 million. The market prices for crop nutrients products fell significantly during our first half of fiscal 2009, and due to a wet fall season, we had a higher quantity of inventories on hand at the end of our first quarter than is typical at that time of year. In order to reflect our wholesale crop nutrients inventories at net-realizable values, we made a lower-of-cost or market adjustment in this business of $56.8 million in November, 2008, of which $18.1 million is remaining at the end of the second quarter of fiscal 2009. A gain on the sale of a Canadian agronomy equity investment along with improved performance by Agriliance, an agronomy joint venture in which we hold a 50% interest, resulted in a $4.7 million increase in earnings from these investments, net of allocated internal expenses. Our grain marketing earnings decreased by $93.8 million during the six months ended February 28, 2009 compared with the same six-month period in fiscal 2008, primarily from net decreased grain product margins and reduced earnings from our joint ventures. Volatility in the grain markets created exceptional opportunities for grain margins during the first half of fiscal 2008. Our country operations earnings decreased $16.8 million, primarily as a result of reduced grain volumes and decreased crop nutrient margins.

Our Processing segment generated a net loss before income taxes of $43.5 million for the six months ended February 28, 2009 compared to income of $48.2 million in the six months ended February 29, 2008, a decrease in earnings of $91.7 million. Our losses related to VeraSun increased $68.1 million for the six months ended February 28, 2009 compared to the same period in the prior year. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest, we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment. During the first fiscal quarter ended November 30, 2008, we recorded a $70.7 million impairment on our investment in VeraSun, as further discussed below in (gain) loss on investments. Oilseed processing earnings decreased $1.8 million during the six months ended February 28, 2009 compared to the same period in the prior year, primarily due to reduced margins and volumes in our crushing operations, partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased by $14.9 million for the six months ended February 28, 2009 compared to the same period in the prior year, primarily as a result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $6.9 million during the six months ended February 28, 2009, compared to the same period in the prior year, primarily as a result of increased commodity prices, reducing margins on the products sold.

Corporate and Other generated income before income taxes of $3.3 million for the six months ended February 28, 2009 compared to $9.1 million in the six months ended February 29, 2008, a decrease in earnings of $5.8 million (64%). This decrease is primarily attributable to our hedging, insurance and financial services.

Net Income.  Consolidated net income for the six months ended February 28, 2009 was $219.5 million compared to $468.9 million for the six months ended February 29, 2008, which represents a $249.4 million (53%) decrease.

Revenues.  Consolidated revenues were $12.9 billion for the six months ended February 28, 2009 compared to $13.4 billion for the six months ended February 29, 2008, which represents a $505.7 million (4%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $4.0 billion decreased by $816.3 million (17%) during the six months ended February 28, 2009 compared to the six months ended February 29, 2008. During the six months ended February 28, 2009 and February 29, 2008, our Energy segment recorded revenues from our Ag Business segment of $141.6 million and $149.3 million, respectively. The net decrease in revenues of $816.3 million is comprised of a net decrease of $836.6 million related to lower prices on refined fuels, propane and renewable fuels marketing products, partially offset by $20.3 million related to a net increase in sales volume. Refined fuels revenues decreased $604.2 million (19%), of which $707.7 million was related to a net average selling price decrease, partially offset by $103.5 million, which was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels decreased $0.53 per gallon (21%), while volumes increased 3% when comparing the six months ended February 28, 2009 with the same period a year ago. Renewable fuels marketing revenues decreased $229.0 million (46%), mostly from a 43% decrease in volumes and a decrease of $0.12 (6%) per gallon, when compared with the same six-month period in the previous year. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues increased $89.7 million (18%), of which $110.6 million related to an increase in volumes, partially offset by $20.9 million due to a decrease in the net average selling price, when compared to the same period in the previous year. Propane sales volume increased 22%, while the average selling price of propane decreased $0.05 per gallon (3%) in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand caused by an earlier home heating and improved crop drying season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $8.4 billion, increased $256.7 million (3%) during the six months ended February 28, 2009 compared to the six months ended February 29,

2008. Grain revenues in our Ag Business segment totaled $6.6 billion and $6.5 billion during the six months ended February 28, 2009 and February 29, 2008, respectively. Of the grain revenues increase of $112.8 million (2%), $281.6 million is attributable to increased average grain selling prices, partially offset by $168.8 million due to a 3% decrease in volumes during the six months ended February 28, 2009 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.33 per bushel (4%) over the same six-month period in fiscal 2008. The 2008 fall harvest produced good yields throughout most of the United States, with the quality of most grains rated as good. The average month-end market price per bushel of wheat, soybeans and corn decreased approximately $5.00, $2.33 and $0.43 when compared to the six months ended February 29, 2008, respectively.

Wholesale crop nutrient revenues in our Ag Business segment totaled $959.3 million and $931.3 million during the six months ended February 28, 2009 and February 29, 2008, respectively. Of the wholesale crop nutrient revenues increase of $28.0 million (3%), $311.1 million is due to increased average fertilizer selling prices, partially offset by $283.1 million which is attributable to decreased volumes during the six months ended February 28, 2009 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $171 per ton (48%) over the same six-month period in fiscal 2008. Volumes decreased 30% during the six months ended February 28, 2009 compared with the same period of a year ago mainly due to higher fertilizer prices and adverse weather conditions this past fall, making it difficult for farmers to spread fertilizers until spring.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $731.1 million increased by $99.9 million (16%) during the six months ended February 28, 2009 compared to the six months ended February 28, 2009, primarily the result of increased revenues in our country operations business of retail crop nutrients, crop protection and feed products. Other revenues within our Ag Business segment of $90.6 million during the six months ended February 28, 2009 increased $16.0 million (21%) compared to the six months ended February 29, 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $580.2 million increased $47.0 million (9%) during the six months ended February 28, 2009 compared to the six months ended February 29, 2008. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed refining revenues increased $41.6 million (17%), of which $57.7 million was due to higher average sales prices, partially offset by a $16.1 million or a 7% net decrease in sales volume. Oilseed processing revenues decreased $4.8 million (2%), of which $19.7 million was due to a 7% net decrease in sales volume, partially offset by $14.9 million, which was due to higher average sales prices. The average selling price of processed oilseed increased $14 per ton (6%) and the average selling price of refined oilseed products increased $0.11 per pound (26%) compared to the same six-month period of fiscal 2008. The changes in the average selling price of products are primarily driven by the higher average price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $12.4 billion for the six months ended February 28, 2009 compared to $12.8 billion for the six months ended February 29, 2008, which represents a $469.0 million (4%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.6 billion decreased by $941.5 million (21%) during the six months ended February 28, 2009 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. On a more product-specific basis, the average cost of refined fuels decreased $0.60 (24%) per gallon, while volumes increased 3% compared to the six months ended February 29, 2008. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the six months ended February 29, 2008. The average per unit cost of crude oil purchased for the two refineries decreased 30% compared to the six months ended February 29, 2008. Renewable fuels marketing costs decreased $227.2 million (46%), mostly from a 43% decrease in volumes driven by the loss of two customers, when compared with the same six-month period in the previous year. The average cost of propane decreased $0.06 (4%) per gallon, while volumes increased 22%

compared to the six months ended February 29, 2008. The increase in propane volumes primarily reflects increased demand caused by an earlier home heating season and an improved crop drying season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $8.2 billion, increased $425.4 million (6%) during the six months ended February 28, 2009 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $6.4 billion and $6.2 billion during the six months ended February 28, 2009 and February 29, 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $193.3 million (3%) compared to the six months ended February 29, 2008. This is primarily the result of a $0.42 (6%) increase in the average cost per bushel, partially offset by a 3% net decrease in bushels sold as compared to the prior year. Wheat and barley volumes decreased while soybeans and corn reflected increases compared to the six months ended February 29, 2008. The average month-end market price per bushel of spring wheat, soybeans and corn decreased compared to the same six-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1,006.7 million and $888.6 million during the six months ended February 28, 2009 and February 29, 2008, respectively. Of this $118.1 million (13%) increase in wholesale crop nutrients cost of goods sold, $56.8 million is due to the lower-of-cost or market adjustment on inventories, as previously discussed. The average cost per ton of fertilizer increased $203.2 (60%), excluding the lower-of-cost or market adjustment, while net volumes decreased 30% when compared to the same six-month period in the prior year. The net volume decrease is mainly due to higher fertilizer prices and a wetter fall, making it difficult for farmers to spread fertilizers.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased during the six months ended February 28, 2009 compared to the six months ended February 29, 2008, primarily due to higher volumes and price per unit costs for retail crop nutrients and feed products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $553.3 million increased $46.7 million (9%) compared to the six months ended February 29, 2008, which was primarily due to increased costs of soybeans, partially offset by volume decreases.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $186.7 million for the six months ended February 28, 2009 increased by $45.3 million (32%) compared to the six months ended February 29, 2008. This net increase includes the consolidation of Cofina Financial, additional allowances for bad debt mostly within our Ag Business segment, expansion of foreign operations, other acquisitions and general inflation.

(Gain) Loss on Investments.  Net loss on investments of $52.0 million for the six months ended February 28, 2009 compared to a net gain on investments of $95.2 million for the six months ended February 29, 2008, reflects a decrease in earnings of $147.2 million. During our first quarter of fiscal 2009, we recorded a $70.7 million impairment on our investment in VeraSun in our Processing segment. The impairment was based on VeraSun’s market value of $0.28 per share on its last day of trading, November 3, 2008. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during the six months ended February 28, 2009, included in our Ag Business segment were gains on available for sale securities sold of $3.0 million.

In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also, during the six months ended February 29, 2008, included in our Energy and Ag Business segments and Corporate and Other were gains on available-for-sale securities sold of $17 thousand, $2.9 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.4 million in our Processing segment.

Interest, net.  Net interest of $34.0 million for the six months ended February 28, 2009 increased $2.3 million (7%) compared to the same period last fiscal year. Interest expense for the six months ended February 28, 2009 and February 29, 2008 was $40.1 million and $40.4 million, respectively. Interest income, generated primarily from marketable securities, was $6.2 million and $8.8 million, for the six months ended February 28, 2009 and

February 29, 2008, respectively. The interest expense decrease of $0.3 million (1%) is after the effect of an additional $5.5 million of interest expense resulting from the consolidation of Cofina Financial and after the effect of an additional $6.3 million of interest expense resulting from a reduction of capitalized interest on construction projects that were in progress during fiscal 2008. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest. For the six months ended February 28, 2009 and February 29, 2008, we capitalized interest of $2.2 million and $8.5 million, respectively, primarily related to construction projects in our Energy segment. These increases in interest expense were more than offset by decreases in the average short-term interest rate and short-term borrowings, excluding the borrowings of Cofina Financial to finance its own loan portfolio. The average short-term interest rate decreased 2.62% for loans excluding Cofina Financial, while the average level of short-term borrowings decreased $569.0 million during the six months ended February 28, 2009, compared to the same six-month period in fiscal 2008, mostly due to decreased working capital needs resulting from the lower commodity prices The net decrease in interest income of $2.7 million (30%) was mostly at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields considerably lower than a year ago

Equity Income from Investments.  Equity income from investments of $31.1 million for the six months ended February 28, 2009 decreased $45.5 million (59%) compared to the six months ended February 29, 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Processing, Ag Business and Energy segments and Corporate and Other of $22.7 million, $19.6 million, $0.5 million and $2.7 million, respectively.

Our Processing segment generated reduced equity investment earnings of $22.7 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $7.2 million compared to the same six-month period in fiscal 2008. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices resulting in lower margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded reduced earnings of $14.8 million, net. Volatility in the grain markets created opportunities for increased wheat margins for Horizon Milling during the first half of fiscal 2008 and has continued with reduced margins in fiscal 2009. Typically, results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which may depress gross margins in the milling industry. During the six months ended February 29, 2008, we recorded equity earnings of $0.8 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer have significant influence, and therefore account for VeraSun, the surviving entity, as an available-for-sale investment.

Our Ag Business segment generated reduced equity investment earnings of $19.6 million. Our share of equity investment earnings or losses in agronomy increased earnings by $4.4 million including improved retail margins, and includes improved earnings of a Canadian agronomy joint venture. We had a net decrease of $23.3 million from our share of equity investment earnings in our grain marketing joint ventures during the six months ended February 28, 2009 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.7 million from several small equity investments.

Our Energy segment generated increased equity investment earnings of $0.5 million related to an equity investment held by NCRA.

Corporate and Other generated reduced earnings of $2.7 million from equity investment earnings, as compared to the six months ended February 29, 2008, primarily due to our consolidating Cofina Financial.

Minority Interests.  Minority interests of $41.5 million for the six months ended February 28, 2009 increased by $5.7 million (16%) compared to the six months ended February 29, 2008. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same six-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $32.9 million for the six months ended February 28, 2009 compared with $66.2 million for the six months ended February 29, 2008, resulting in effective tax rates of 13.0% and 12.4%, respectively. During the six months ended February 28, 2009, we provided a valuation allowance of $21.2 million related to deferred tax assets associated with the carryforward of certain capital losses. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 28, 2009 and February 29, 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On February 28, 2009, we had working capital, defined as current assets less current liabilities, of $1,754.2 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0, compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008. On February 29, 2008, we had working capital of $1,563.0 million and a current ratio of 1.3 to 1.0 compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. During the six months ended February 29, 2008, increases in working capital included the impact of the cash received from additional long-term borrowings of $600.0 million and the distribution of crop nutrients net assets from Agriliance, our agronomy joint venture.

On February 28, 2009, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion which expires in May 2011 and a 364-day revolving facility in the amount of $300.0 million which expires in February 2010. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. On February 28, 2009, we had no outstanding balance on our five-year revolver compared with $797.8 million outstanding on February 29, 2008. On February 28, 2009, we had no outstanding balance on our 364-day revolver compared to $130.0 million outstanding on the facility in place on February 29, 2008. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On February 28, 2009, we had no commercial paper outstanding compared with $36.7 million outstanding on February 29, 2008. Due to the decline in commodity prices during the six months ended February 28, 2009, as further discussed in “Cash Flows from Operations”, our average borrowings have been much lower in comparison to the six months ended February 29, 2008. With our current available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures in the foreseeable future.

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

Our cash flows provided by operating activities were $934.2 million for the six months ended February 28, 2009, compared to cash flows used in operating activities of $432.7 million for the six months ended February 29, 2008. The fluctuation in cash flows when comparing the two periods is primarily from a net decrease in operating assets and liabilities during the six months ended February 28, 2009, compared to a net increase in 2008. Commodity prices have declined significantly during the six months ended February 28, 2009, and have resulted in lower working capital needs compared to August 31, 2008. During the six months ended February 29, 2008, volatility in commodity prices had the opposite affect, and increased prices resulted in higher working capital needs when compared to August 31, 2007.

Our operating activities provided net cash of $934.2 million during the six months ended February 28, 2009. Net income of $219.5 million, net non-cash expenses and cash distributions from equity investments of $205.9 million and a decrease in net operating assets and liabilities of $508.8 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $107.3 million, loss on investments of $52.0 million, minority interests of $41.5 million and redemptions from equity investments, net of income from those investments, of $10.1 million. Loss on investments was previously discussed in “Results of Operations”, and primarily includes the impairment of our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables and inventories, partially offset by a decrease in accounts payable and accrued expenses and an increase in other current assets on February 28, 2009, when compared to August 31, 2008. On February 28, 2009, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $2.18 (38%), $4.58 (34%) and $2.35 (27%), respectively, when compared to the prices on August 31, 2008. Crude oil market prices decreased $70.70 (61%) per barrel between August 31, 2008 and February 28, 2009. In addition, on February 28, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 21% and 66%, depending on the specific products, compared to prices on August 31, 2008. Partially offsetting the impact of the decline in commodity prices was an increase in our feed and farm supplies inventory as well as prepaid agronomy products, included in other current assets, in our Ag Business segment as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. Grain inventory quantities also increased in our Ag Business segment by 49.0 million bushels (47%).

Our operating activities used net cash of $432.7 million during the six months ended February 29, 2008. Net income of $468.9 million and net non-cash expenses and cash distributions from equity investments of $14.4 million were exceeded by an increase in net operating assets and liabilities of $916.0 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $97.6 million, deferred tax of $39.9 million and minority interests of $35.8 million, partially offset by gains on investments of $95.2 million and income from equity investments, net of redemptions from those investments of $57.5 million. Losses and gains on investments were previously discussed in “Results of Operations”, and primarily include the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories, derivative assets and hedging deposits included in other current assets, partially offset by an increase in customer advance payments, derivative liabilities, and accounts payable and accrued expenses on February 29, 2008, when compared to August 31, 2007. On February 29, 2008, the per bushel market prices of our three primary grain commodities, spring wheat, soybeans and corn, increased by $11.33 (164%), $6.54 (75%) and $2.22 (69%), respectively, when compared to the prices on August 31, 2007. Grain inventory quantities in our Ag Business segment increased by 6.8 million bushels (5%) when comparing inventories at February 29, 2008 to August 31, 2007. In addition, our feed and farm supplies inventories in our Ag Business segment increased significantly during the period as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting. In general, crude oil prices increased $27.80 (38%) per barrel on February 29, 2008 when compared to August 31, 2007.

Crude oil prices are expected to remain relatively low in the foreseeable future. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Grain prices were volatile during fiscal 2008 and 2007, and although they have declined significantly during fiscal 2009, we anticipate continued price volatility, but within a narrower band of real values.

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

Cash Flows from Investing Activities

For the six months ended February 28, 2009 and February 29, 2008, the net cash flows used in our investing activities totaled $124.4 million and $402.1 million, respectively.

Excluding investments, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $136.8 million and $187.3 million for the six months ended February 28, 2009 and February 29, 2008, respectively. Included in our acquisitions for the six months ended February 29, 2008, were expenditures of $101.9 million for the installation of a coker unit at our Laurel, Montana refinery along with other refinery improvements that were completed during fiscal 2008.

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

Expenditures for major repairs related to our refinery turnarounds during the six months ended February 28, 2009 and February 29, 2008, were approximately $1 thousand and $21.7 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of February 28, 2009, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $36 million, and we anticipate spending an additional $5 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

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

Investments made during the six months ended February 28, 2009 and February 29, 2008, totaled $90.2 million and $321.2 million, respectively. During the six months ended February 28, 2009 and February 29, 2008, we invested $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%. Also during the six months ended February 28, 2009, we made a $10.0 million capital contribution to Ventura Foods, included in our Processing segment, with an additional $25.0 million contribution to Ventura Foods in March 2009. In September 2007, Agriliance distributed its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, Inc. (Land O’Lakes), respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the six months ended February 29, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance. During the same six-month period, our net contribution to Agriliance was $240.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the assets, as well as Agriliance’s ongoing retail operations.

Cash acquisitions of businesses, net of cash received, totaled $76.4 million and $5.3 million during the six months ended February 28, 2009 and February 29, 2008, respectively. As previously discussed, through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. During the six months ended February 28, 2009, our Ag Business segment had acquisitions of $36.2 million. During the six months ended February 29, 2008, we paid for a distillers dried grain business included in our Ag Business segment.

Various cash acquisitions of intangibles were $1.3 million and $1.9 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

Partially offsetting our cash outlays for investing activities during the six months ended February 28, 2009, were changes in notes receivable that resulted in an increase in cash flows of $123.6 million. Of this change, $112.1 million of the increase in cash flows is from Cofina Financial notes receivable and the balance of $11.5 million is primarily due to the reduction of related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the six months ended February 29, 2008, changes in notes receivable resulted in a decrease in cash flows of $6.4 million, primarily due to an increase in related party notes receivable at NCRA from its minority owners.

Also partially offsetting our cash outlays for investing activities for the six months ended February 28, 2009 and February 29, 2008, were proceeds from the sale of investments of $41.6 million and $114.2 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of an agronomy investment and our NYMEX Holdings common stock during fiscal 2009, and our CF common stock during fiscal 2008. In addition, for the six months ended February 28, 2009 and February 29, 2008, we received redemptions of investments totaling $10.0 million and $34.2 million, respectively, and received proceeds from the disposition of property, plant and equipment of $4.4 million and $5.8 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, with no outstanding balance on February 28, 2009. In February 2009, we renewed our 364-day revolver with a syndication of banks for a committed amount of $300.0 million, with no outstanding balance on February 28, 2009. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2008, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $17.4 million of inventories and receivables at February 28, 2009. On February 28, 2009, August 31, 2008 and February 29, 2008, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $17.4 million, $106.2 million and $971.0 million, respectively. Proceeds from our long-term borrowings of $600.0 million during the six months ended February 29, 2008, were used to pay down our five-year revolver and is explained in further detail below.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On February 28, 2009 and August 31, 2008, we had no commercial paper outstanding, compared to $36.7 million outstanding on February 29, 2008.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $255.2 million as of February 28, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and Eurodollar rates, with a weighted average commercial paper interest rate of 2.354% and a weighted average Eurodollar interest rate of 1.601% as of February 28, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $269.2 million as of February 28, 2009. As of February 28, 2009, $129.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $140.2 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $76.7 million as of February 28, 2009, of which $49.0 million was borrowed under these commitments with an interest rate of 2.10%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 1.50% to 2.00% as of February 28, 2009, and are due upon demand. Borrowings under these notes totaled $66.4 million as of February 28, 2009.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $24.6 million, $49.2 million and $62.3 million on February 28, 2009, August 31, 2008 and February 29, 2008, respectively. Interest rates on February 28, 2009 ranged from 3.66% to 7.13%. Repayments of $24.6 million and $13.1 million were made on this facility during the six months ended February 28, 2009 and February 29, 2008, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the six months ended February 28, 2009 and February 29, 2008, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. Repayments of $3.6 million were made during each of the six months ended February 28, 2009 and February 29, 2008.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the six months ended February 28, 2009 and February 29, 2008.

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

Through NCRA, we had revolving term loans outstanding of $0.5 million and $1.5 million on August 31, 2008 and February 29, 2008, respectively, with no outstanding balance on February 28, 2009. Repayments of $0.5 million and $1.5 million were made during the six months ended February 28, 2009 and February 29, 2008, respectively.

On February 28, 2009, we had total long-term debt outstanding of $1,151.5 million, of which $174.6 million was bank financing, $954.0 million was private placement debt and $22.9 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, has not changed materially during the six months ended February 28, 2009. On February 29, 2008, we had long-term debt outstanding of $1,259.7 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $10.9 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2009.

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

We did not have any new long-term borrowings during the six months ended February 28, 2009. During the six months ended February 29, 2008, we borrowed $600.0 million on a long-term basis. During the six months ended February 28, 2009 and February 29, 2008, we repaid long-term debt of $39.0 million and $30.2 million, respectively.

Other Financing

Distributions to minority owners for the six months ended February 28, 2009 and February 29, 2008, were $14.9 million and $49.3 million, respectively, and were primarily related to NCRA.

During the six months ended February 28, 2009 and February 29, 2008, changes in checks and drafts outstanding resulted in a decrease in cash flows of $52.9 million and an increase in cash flows of $54.4 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2008, were distributed during the six months ended February 28, 2009. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $226.3 million. During the six months ended February 29, 2008, we distributed cash patronage of $195.0 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $97.8 million, of which $34.7 million was redeemed in cash during the six months ended February 28, 2009 compared to $69.7 million during the six months ended February 29, 2008. We also redeemed $49.9 million of capital equity certificates during the six months ended February 28, 2009, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. During the six months ended February 29, 2008, we redeemed $46.4 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 28, 2009, we had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the six months ended February 28, 2009 and February 29, 2008, were $9.0 million and $7.2 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, have not materially changed during the six months ended February 28, 2009.

Guarantees:

We are a guarantor for lines of credit for related companies. As of February 28, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $18.7 million was outstanding. All outstanding loans with respective creditors are current as of February 28, 2009.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

The transfer of loans receivable of $129.0 million were accounted for as sales when they were surrendered in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008. Since August 31, 2008, notes payable increased from the consolidation of Cofina Financial. In addition, commodity prices have declined significantly during the six months ended February 28, 2009. As a result, grain purchase contracts have declined between 51% and 68% compared to the year ended August 31, 2008. Fertilizer supply contracts have decreased 55% from August 31, 2008, primarily due to the recent depreciation of fertilizer prices.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2008. There have been no changes to these policies during the six months ended February 28, 2009.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. As FSP SFAS No. 132(R)-1 is only disclosure-related, it will not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141R on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting SFAS No. 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

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

We did not experience any material changes in market risk exposures for the period ended February 28, 2009, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2008.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 28, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting December 4-5, 2008, and the following directors were re-elected to the Board of Directors for a three-year term on December 5, 2008: Curt Eischens, Jerry Hasnedl, Richard Owen, Bruce Anderson, and Dan Schurr. Newly elected for a three-year term was Greg Kruger. The following directors’ terms of office continued after the meeting: Donald Anthony, Robert Bass, Dennis Carlson, Steve Fritel, David Kayser, Jim Kile, Randy Knecht, Michael Mulcahey, Steve Riegel, Duane Stenzel, and Michael Toelle.

Our members adopted a resolution to amend our Bylaws during our Annual Meeting held December 4-5, 2008, to add the remaining unassigned states to one of the existing eight regions used for the nomination and election of directors.

Item 6.	Exhibits

Exhibit	Description

10.1	Second Amendment to Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of February 10, 2009 (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2009)
10.2	Fifth Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties dated February 10, 2009 (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2009)
10.3	Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding LLC, as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/ John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

April 9, 2009