Form 10-Q
period 2009-05-31
CHS INC
filed 2009-07-09
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	July 9, 2009

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,	May 31,
	2009	2008	2008
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$166,480	$136,540	$249,715
Receivables	2,089,913	2,307,794	2,234,061
Inventories	2,022,804	2,368,024	2,165,907
Derivative assets	274,913	369,503	683,065
Other current assets	682,538	667,338	532,426

Total current assets	5,236,648	5,849,199	5,865,174
Investments	757,848	784,516	784,091
Property, plant and equipment	2,054,692	1,948,305	1,923,637
Other assets	321,241	189,958	231,340

Total assets	$8,370,429	$8,771,978	$8,804,242

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$554,981	$106,154	$405,877
Current portion of long-term debt	95,821	118,636	111,973
Customer credit balances	235,012	224,349	164,379
Customer advance payments	487,730	644,822	623,995
Checks and drafts outstanding	153,735	204,896	153,639
Accounts payable	1,223,207	1,838,214	1,785,115
Derivative liabilities	352,545	273,591	400,482
Accrued expenses	308,644	374,898	296,215
Dividends and equities payable	108,701	325,039	263,386

Total current liabilities	3,520,376	4,110,599	4,205,061
Long-term debt	1,026,402	1,076,219	1,123,609
Other liabilities	412,119	423,742	409,174
Minority interests in subsidiaries	248,237	205,732	200,924
Commitments and contingencies
Equities	3,163,295	2,955,686	2,865,474

Total liabilities and equities	$8,370,429	$8,771,978	$8,804,242

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
	(dollars in thousands)

Revenues	$6,163,119	$9,336,609	$19,074,107	$22,753,340
Cost of goods sold	6,004,851	9,055,967	18,380,355	21,900,436

Gross profit	158,268	280,642	693,752	852,904
Marketing, general and administrative	90,417	86,571	277,131	228,035

Operating earnings	67,851	194,071	416,621	624,869
Loss (gain) on investments	3,726	(5,305)	55,701	(100,483)
Interest, net	16,312	22,183	50,262	53,786
Equity income from investments	(42,985)	(51,820)	(74,096)	(128,423)
Minority interests	12,105	16,666	53,650	52,476

Income before income taxes	78,693	212,347	331,104	747,513
Income taxes	14,124	23,631	47,004	89,866

Net income	$64,569	$188,716	$284,100	$657,647

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2009	2008
	(dollars in thousands)

Cash flows from operating activities:
Net income	$284,100	$657,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,683	130,005
Amortization of deferred major repair costs	18,324	21,652
Income from equity investments	(74,096)	(128,423)
Distributions from equity investments	57,214	72,777
Minority interests	53,650	52,476
Noncash patronage dividends received	(3,229)	(1,619)
Gain on sale of property, plant and equipment	(3,453)	(5,707)
Loss (gain) on investments	55,701	(100,483)
Deferred taxes	17,814	89,866
Other, net	2,665	233
Changes in operating assets and liabilities:
Receivables	505,076	(765,766)
Inventories	366,904	(317,696)
Derivative assets	94,589	(435,983)
Other current assets and other assets	(46,230)	(416)
Customer credit balances	8,652	53,531
Customer advance payments	(161,799)	256,236
Accounts payable and accrued expenses	(716,003)	604,352
Derivative liabilities	78,954	321,084
Other liabilities	(5,276)	8,342

Net cash provided by operating activities	678,240	512,108

Cash flows from investing activities:
Acquisition of property, plant and equipment	(225,888)	(255,818)
Proceeds from disposition of property, plant and equipment	8,902	8,132
Expenditures for major repairs	(34)	(21,662)
Investments	(115,657)	(336,117)
Investments redeemed	10,836	35,498
Proceeds from sale of investments	41,612	120,758
Joint venture distribution transaction, net	850	(4,737)
Changes in notes receivable	71,454	(62,478)
Acquisition of intangibles	(1,320)	(2,463)
Business acquisitions, net of cash received	(76,364)	(45,891)
Other investing activities, net	820	(3,813)

Net cash used in investing activities	(284,789)	(568,591)

Cash flows from financing activities:
Changes in notes payable	60,758	(265,299)
Long-term debt borrowings		600,000
Principal payments on long-term debt	(68,572)	(54,639)
Payments for bank fees on debt	(1,584)	(3,486)
Changes in checks and drafts outstanding	(52,412)	10,105
Distributions to minority owners	(18,610)	(55,437)
Costs incurred — capital equity certificates redeemed	(130)	(135)
Preferred stock dividends paid	(14,536)	(11,764)
Retirements of equities	(40,835)	(75,899)
Cash patronage dividends paid	(227,590)	(194,960)

Net cash used in financing activities	(363,511)	(51,514)

Net increase (decrease) in cash and cash equivalents	29,940	(107,997)
Cash and cash equivalents at beginning of period	136,540	357,712

Cash and cash equivalents at end of period	$166,480	$249,715

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

The unaudited consolidated balance sheets as of May 31, 2009 and 2008, the statements of operations for the three and nine months ended May 31, 2009 and 2008, and the statements of cash flows for the nine months ended May 31, 2009 and 2008, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2008 has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”, was required to be adopted for interim and annual periods beginning after November 15, 2008. Therefore, we adopted SFAS No. 161 during our second quarter of fiscal 2009. As SFAS No. 161 is only disclosure related, it did not have an impact on our financial position, results of operations or cash flows.

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of our interest rate swap contracts. These contracts are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 11, Fair Value Measurements.

We have netting arrangements for our exchange traded futures and options contracts and certain over-the-counter contracts which are netted in our Consolidated Balance Sheets. Although Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1 permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, we have not elected to net our margin deposits.

As of May 31, 2009, we had the following outstanding contracts:

	Purchase	Sales
	Contracts	Contracts
	(units in thousands)

Grain and oilseed — bushels	565,847	778,279
Energy products — barrels	14,270	15,658
Crop nutrients — tons	495	739
Ocean and barge freight — metric tons	3,229	1,478

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of May 31, 2009, the gross fair values of our derivative assets and liabilities were as follows:

Gross Fair
Values

Derivative Assets:
Commodity and freight contracts	$412,148
Foreign exchange contracts	91

$412,239

Derivative Liabilities:
Commodity and freight contracts	$483,632
Foreign exchange contracts	749
Interest rate contracts	5,490

$489,871

For the three-month period ended May 31, 2009, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives was as follows:

	Location of	Amount of
	Gain (Loss)	Gain (Loss)

Commodity and freight contracts	Cost of goods sold	$(38,047)
Foreign exchange contracts	Cost of goods sold	(2,754)
Interest rate contracts	Interest, net	(1,145)

		$(41,946)

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

Our commodity contracts primarily relate to grain and oilseed, energy and fertilizer commodities. Our freight contracts primarily relate to rail, barge and ocean freight transactions. Our use of commodity and freight contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. We expect all normal purchase and normal sales transactions to result in physical settlement.

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

Our policy is to generally maintain hedged positions in grain and oilseed. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy, and computerized procedures in our grain marketing operations, requires a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management and our Board of Directors. We monitor current market conditions and may expand or reduce our risk management policies or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments which minimizes our counterparty exposure. We evaluate that exposure by reviewing contract values and adjusting them to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. We manage our risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

Foreign Exchange Contracts:

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during 2009 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations.

Interest Rate Contracts:

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During fiscal 2009, we entered into an interest rate swap with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit. On September 1, 2008, Cofina Financial, LLC (Cofina Financial) became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest. Cofina Financial makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Cofina Financial has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $18.1 million expiring at various times through fiscal year 2018, with approximately half of the notional amount expiring in 2012.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Goodwill and Other Intangible Assets

Goodwill was $16.9 million, $3.8 million and $3.8 million on May 31, 2009, August 31, 2008 and May 31, 2008, respectively, and is included in other assets in our Consolidated Balance Sheets. Through August 31, 2008, we had a 49% ownership interest in Cofina Financial included in Corporate and Other. On September 1, 2008, we purchased the remaining 51% ownership interest in Cofina Financial, which resulted in $6.9 million of goodwill reflecting the purchase price allocation. During the nine months ended May 31, 2009, we had acquisitions in our Ag Business segment which resulted in $8.0 million of goodwill reflecting the preliminary purchase price allocations.

Intangible assets subject to amortization primarily include trademarks, customer lists, supply contracts and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $82.0 million with total accumulated amortization of $29.4 million as of May 31, 2009. Intangible assets of $26.9 million ($0.1 million non-cash) and $32.2 million (includes $9.9 million related to our crop nutrients business transaction and $2.3 million other non-cash) were acquired during the nine months ended May 31, 2009 and 2008, respectively. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2009 and 2008, was $8.7 million and $9.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $12.2 million annually for the first year, $9.4 million for the next two years and $5.0 million for the following two years.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. As FSP SFAS No. 132(R)-1 is only disclosure related, it will not have an impact on our financial position or results of operations.

In April 2009, in response to the current credit crisis, the FASB issued three new FSPs to address fair value measurement concerns as follows:

•	FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions. It reaffirms that the exit price remains the objective of a fair-value measurement;

•	FSP No. SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment accounting guidance for debt securities. This FSP requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This FSP also enhances existing disclosures for other-than-temporary impairments on debt and equity securities; and

•	FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments at interim reporting periods, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.

FSP No. SFAS 157-4, FSP No. SFAS 115-2 and No. 124-2, and FSP No. SFAS 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted for interim and annual periods ending after March 15, 2009 only if all three FSPs are adopted together. We have not elected to early adopt these FSPs. We do not believe that their adoption will have a material impact on our financial condition, results of operations or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued, or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We do not believe that the adoption of SFAS No. 165 will result in significant changes to reporting of subsequent events either through recognition or disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. SFAS No. 167 clarifies that the determination

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

Reclassifications

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2009	2008	2008

Trade accounts receivable	$1,680,703	$2,181,132	$2,140,795
Cofina Financial notes receivable	386,733
Other	122,733	200,313	165,646

	2,190,169	2,381,445	2,306,441
Less allowances and reserves	100,256	73,651	72,380

	$2,089,913	$2,307,794	$2,234,061

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2009	2008	2008

Grain and oilseed	$900,394	$918,514	$887,765
Energy	504,039	596,487	617,238
Crop nutrients	175,812	399,986	289,010
Feed and farm supplies	346,519	371,670	310,696
Processed grain and oilseed	86,712	74,537	55,147
Other	9,328	6,830	6,051

	$2,022,804	$2,368,024	$2,165,907

The market prices for crop nutrients products fell significantly during fiscal 2009, and due to a wet fall season, we had a higher quantity of inventory on hand at the end of our first quarter than is typical at that time of year. In order to reflect our crop nutrients inventories at net realizable values through May 31, 2009, we recorded approximately $120 million of lower-of-cost or market adjustments in cost of goods sold of our Ag Business segment related to our crop nutrients and feed and farm supplies inventories, based on committed sales and current market values. As of May 31, 2009, there were $24.2 million of lower-of-cost or market adjustments remaining in inventory.

As of May 31, 2009, we valued approximately 14% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (14% as of May 31, 2008). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $255.0 million and $803.1 million at May 31, 2009 and 2008, respectively.

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

Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy Corporation (US BioEnergy), included in our Processing segment, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our ownership interest in the combined entity was reduced to approximately 8%, compared to an approximately 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of our change in ownership interest on April 1, 2008, we no longer had significant influence, and therefore, no longer accounted for VeraSun using the equity method. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million ($55.3 million net of taxes) was recorded in net gain on investments during the fourth quarter of our year ended August 31, 2008. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million ($64.4 million net of taxes) during our first quarter of fiscal 2009. The impairments did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. Due to the outcome of the VeraSun bankruptcy, we determined that the entire investment was a loss, and during the

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

three months ended May 31, 2009, we wrote off our remaining investment of $3.6 million. We also provided a valuation allowance on the deferred tax assets related to the carryforward of certain capital losses of $3.0 million during the three months ended May 31, 2009. Coupled with the valuation allowance of $21.2 million in our first quarter of fiscal 2009 and $11.5 million in our fiscal year ended August 31, 2008, the total valuation allowance associated with the carryforward of capital losses related to VeraSun impairments at May 31, 2009 is $35.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment. We account for Ventura Foods as an equity method investment, and as of May 31, 2009, our carrying value of Ventura Foods exceeded our share of their equity by $15.1 million, of which $2.2 million is being amortized with a remaining life of approximately three years. The remaining basis difference represents equity method goodwill. During the nine months ended May 31, 2009, we made capital contributions to Ventura Foods of $35.0 million.

During the nine months ended May 31, 2009 and 2008, we invested an additional $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%.

During the nine months ended May 31, 2009 and 2008, we sold our available-for-sale investments of common stock in the New York Mercantile Exchange (NYMEX Holdings) and CF Industries Holdings, Inc., respectively, for proceeds of $16.1 million and $108.3 million, respectively, and recorded pretax gains of $15.7 million and $91.7 million, respectively. We also received proceeds of $25.5 million from the sale of a Canadian agronomy investment during the nine months ended May 31, 2009.

The Company has a 50% interest in Agriliance, LLC (Agriliance) a retail agronomy joint venture. The following provides summarized unaudited financial information for Agriliance balance sheets as of May 31, 2009, August 31, 2008 and May 31, 2008, and statements of operations for the three-month and nine-month periods as indicated below:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Net sales	$342,459	$389,113	$541,999	$787,363
Gross profit	36,073	59,414	47,234	113,651
Net gain (loss)	2,963	20,893	(39,167)	(26,293)

	May 31,	August 31,	May 31,
	2009	2008	2008

Current assets	$585,640	$456,385	$678,267
Non-current assets	35,923	40,946	42,044
Current liabilities	273,933	119,780	322,813
Non-current liabilities	12,048	12,421	10,201

Note 5.	Notes Payable

	May 31,	August 31,	May 31,
	2009	2008	2008

Notes payable	$278,447	$106,154	$405,877
Cofina Financial notes payable	276,534

	$554,981	$106,154	$405,877

In February 2009, we renewed our 364-day revolver with a committed amount of $300.0 million.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $215.7 million as of May 31, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and Eurodollar rates, with a weighted average commercial paper interest rate of 1.91% and a weighted average Eurodollar interest rate of 1.82% as of May 31, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $310.4 million as of May 31, 2009. As of May 31, 2009, $134.7 million of related loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $175.7 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $96.5 million as of May 31, 2009, of which $60.4 million was borrowed under these commitments with an interest rate of 2.14%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 1.25% to 1.75% as of May 31, 2009, and are due upon demand. Borrowings under these notes totaled $40.4 million as of May 31, 2009.

Note 6.	Interest, net

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Interest expense	$18,584	$24,798	$58,701	$65,227
Interest income	2,272	2,615	8,439	11,441

Interest, net	$16,312	$22,183	$50,262	$53,786

Note 7.	Equities

Changes in equity for the nine-month periods ended May 31, 2009 and 2008 are as follows:

	Fiscal 2009	Fiscal 2008

Balances, September 1, 2008 and 2007	$2,955,686	$2,475,455
Net income	284,100	657,647
Other comprehensive loss	(15,916)	(95,424)
Patronage distribution	(643,444)	(555,419)
Patronage accrued	652,000	550,000
Equities retired	(40,835)	(75,899)
Equity retirements accrued	90,781	165,511
Equities issued in exchange for elevator properties	6,344	1,909
Preferred stock dividends	(14,536)	(11,764)
Preferred stock dividends accrued	3,016	2,413
Accrued dividends and equities payable	(105,659)	(249,516)
Other, net	(8,242)	561

Balances, May 31, 2009 and 2008	$3,163,295	$2,865,474

During the nine months ended May 31, 2009 and 2008, we redeemed $49.9 million and $46.4 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Comprehensive Income

Total comprehensive income was $66.7 million and $149.5 million for the three months ended May 31, 2009 and 2008, respectively. For the nine months ended May 31, 2009 and 2008, total comprehensive income was $268.2 million and $562.2 million, respectively. Total comprehensive income primarily consisted of net income and unrealized net gains or losses on available-for-sale investments in fiscal 2009. Accumulated other comprehensive loss on May 31, 2009, August 31, 2008 and May 31, 2008 was $84.0 million, $68.0 million and $82.4 million, respectively. On May 31, 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.	Employee Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2009 and 2008 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Components of net periodic benefit costs for the three months ended May 31, 2009 and 2008:
Service cost	$4,117	$3,847	$309	$312	$264	$358
Interest cost	5,745	5,311	611	548	521	510
Expected return on plan assets	(8,232)	(7,824)
Prior service cost (credit) amortization	528	541	137	144	(49)	(79)
Actuarial loss (gain) amortization	1,313	1,218	176	210	(78)	5
Transition amount amortization					234	234

Net periodic benefit cost	$3,471	$3,093	$1,233	$1,214	$892	$1,028

Components of net periodic benefit costs for the nine months ended May 31, 2009 and 2008:
Service cost	$12,239	$11,540	$901	$935	$821	$881
Interest cost	17,127	15,935	1,799	1,643	1,642	1,360
Expected return on plan assets	(23,340)	(23,475)
Prior service cost (credit) amortization	1,586	1,623	410	433	(148)	(239)
Actuarial loss (gain) amortization	3,839	3,653	500	631	(161)	(124)
Transition amount amortization					702	702

Net periodic benefit cost	$11,451	$9,276	$3,610	$3,642	$2,856	$2,580

Employer Contributions:

Total contributions to be made during fiscal 2009, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2009, we contributed $32.0 million to the CHS pension plans. NCRA contributed $14.4 million to their pension plan during the nine months ended May 31, 2009, and currently plans to contribute another $16.3 million during fiscal 2009. The Treasury Department has indicated that guidance will be issued soon that will provide substantial relief to minimum funding requirements during calendar year 2009 to defined benefit plan sponsors. After the new guidance is issued, we along with our actuaries will complete our analysis regarding further 2009 contributions.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three and nine months ended May 31, 2009 and 2008 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended May 31, 2009
Revenues	$1,564,568	$4,388,338	$252,067	$11,630	$(53,484)	$6,163,119
Cost of goods sold	1,482,775	4,326,980	249,437	(857)	(53,484)	6,004,851

Gross profit	81,793	61,358	2,630	12,487	—	158,268
Marketing, general and administrative	31,876	38,704	6,667	13,170		90,417

Operating earnings (losses)	49,917	22,654	(4,037)	(683)	—	67,851
Loss on investments		112	3,614			3,726
Interest, net	(67)	10,285	8,337	(2,243)		16,312
Equity income from investments	(1,079)	(11,396)	(30,197)	(313)		(42,985)
Minority interests	12,221	(116)				12,105

Income before income taxes	$38,842	$23,769	$14,209	$1,873	$—	$78,693

Intersegment revenues	$(48,384)	$(4,533)	$(567)		$53,484	$—

For the Three Months Ended May 31, 2008
Revenues	$3,058,367	$6,005,755	$353,475	$7,095	$(88,083)	$9,336,609
Cost of goods sold	3,000,380	5,811,948	332,188	(466)	(88,083)	9,055,967

Gross profit	57,987	193,807	21,287	7,561	—	280,642
Marketing, general and administrative	28,250	44,126	6,704	7,491		86,571

Operating earnings	29,737	149,681	14,583	70	—	194,071
(Gain) loss on investments	(18)	(5,848)	562	(1)		(5,305)
Interest, net	1,739	15,310	6,471	(1,337)		22,183
Equity income from investments	(753)	(40,101)	(9,593)	(1,373)		(51,820)
Minority interests	16,265	401				16,666

Income before income taxes	$12,504	$179,919	$17,143	$2,781	$—	$212,347

Intersegment revenues	$(75,557)	$(11,671)	$(855)		$88,083	$—

For the Nine Months Ended May 31, 2009
Revenues	$5,661,267	$12,758,575	$833,585	$35,209	$(214,529)	$19,074,107
Cost of goods sold	5,229,906	12,563,133	804,056	(2,211)	(214,529)	18,380,355

Gross profit	431,361	195,442	29,529	37,420	—	693,752
Marketing, general and administrative	93,369	125,812	20,946	37,004		277,131

Operating earnings	337,992	69,630	8,583	416	—	416,621
(Gain) loss on investments	(15,748)	(2,889)	74,338			55,701
Interest, net	5,110	33,718	15,442	(4,008)		50,262
Equity income from investments	(2,906)	(18,501)	(51,936)	(753)		(74,096)
Minority interests	52,858	792				53,650

Income (loss) before income taxes	$298,678	$56,510	$(29,261)	$5,177	$—	$331,104

Intersegment revenues	$(189,989)	$(22,644)	$(1,896)		$214,529	$—

Goodwill	$1,983	$8,065		$6,898		$16,946

Capital expenditures	$170,373	$47,929	$5,684	$1,902		$225,888

Depreciation and amortization	$87,404	$38,889	$12,503	$5,887		$144,683

Total identifiable assets at May 31, 2009	$2,681,788	$3,842,218	$691,711	$1,154,712		$8,370,429

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Nine Months Ended May 31, 2008
Revenues	$7,979,099	$14,114,990	$886,820	$23,868	$(251,437)	$22,753,340
Cost of goods sold	7,696,745	13,618,477	838,947	(2,296)	(251,437)	21,900,436

Gross profit	282,354	496,513	47,873	26,164	—	852,904
Marketing, general and administrative	75,650	110,722	18,722	22,941		228,035

Operating earnings	206,704	385,791	29,151	3,223	—	624,869
(Gain) loss on investments	(35)	(100,393)	943	(998)		(100,483)
Interest, net	(7,845)	47,855	16,936	(3,160)		53,786
Equity income from investments	(3,069)	(66,775)	(54,051)	(4,528)		(128,423)
Minority interests	51,948	528				52,476

Income before income taxes	$165,705	$504,576	$65,323	$11,909	$—	$747,513

Intersegment revenues	$(224,880)	$(25,521)	$(1,036)		$251,437	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$207,527	$40,970	$4,015	$3,306		$255,818

Depreciation and amortization	$76,134	$37,374	$11,720	$4,777		$130,005

Total identifiable assets at May 31, 2008	$3,097,313	$4,197,684	$710,419	$798,826		$8,804,242

Note 11.	Fair Value Measurements

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

Level 1:  Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities include our exchange traded derivative contracts, Rabbi Trust investments and available-for-sale investments.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include our readily marketable inventories, interest rate swaps, forward commodity and freight purchase and sales contracts, flat price or basis fixed derivative contracts and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

The following table presents assets and liabilities, included in our Consolidated Balance Sheet, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by SFAS No. 157, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at May 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$987,106		$987,106
Commodity, freight and foreign currency derivatives	$45,891	229,022		274,913
Short-term investments			$2,410	2,410
Rabbi Trust assets	43,779			43,779
Available-for-sale investments	6,257			6,257

Total Assets	$95,927	$1,216,128	$2,410	$1,314,465

Liabilities:
Commodity, freight and foreign currency derivatives	$91,593	$255,462		$347,055
Interest rate swap derivatives		5,490		5,490

Total Liabilities	$91,593	$260,952		$352,545

Readily marketable inventories — Our readily marketable inventories primarily include our grain and oilseed inventories that are stated at net realizable values which approximate market values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

Commodity, freight and foreign currency derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight derivative contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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

Interest rate swap derivatives — During fiscal 2009, we entered into an interest rate swap with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit. The rate is based on the London Interbank Offered Rate (LIBOR) and settles monthly. Our wholly-owned subsidiary, Cofina Financial, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Cofina Financial has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $18.1 million, expiring at various times through fiscal year 2018 with approximately half of the notional amount expiring in 2012. All interest rate swaps are classified within Level 2.

The table below represents reconciliation for assets and liabilities, measured at fair value on a recurring basis, using significant unobservable inputs (Level 3). This consists of our short-term investments that were carried at fair value prior to the adoption of SFAS No. 157 and reflect assumptions a marketplace participant would use at May 31, 2009:

Level 3 Instruments
Short-Term Investments

Balance, September 1, 2008	$7,154
Total losses (realized/unrealized) included in marketing, general and administrative expense	(908)
Purchases, issuances and settlements	(3,836)
Transfer in (out) of Level 3

Balance, May 31, 2009	$2,410

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

Guarantees

We are a guarantor for lines of credit for related companies. As of May 31, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $21.5 million was outstanding. All outstanding loans with respective creditors are current as of May 31, 2009.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our guarantees for certain debt and obligations under contracts for our subsidiaries and members as of May 31, 2009 are as follows:

	Guarantee/	Exposure on
	Maximum	May 31,			Triggering	Recourse	Assets Held
Entities	Exposure	2009	Nature of Guarantee	Expiration Date	Event	Provisions	as Collateral

Mountain Country, LLC	$150	$6	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against Mountain Country, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$377	377	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against Morgan County Investors, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000		Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sales agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000		Obligations by TEMCO under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000	1,000	Obligations by TEMCO under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None

Third parties	*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Third parties	$800	800	Obligations by individual producers under credit agreements for which CHS guarantees a certain percentage. Obligations are for livestock production facilities where CHS supplies the nutrition products	Various	Credit agreement default by individual producers	Subrogation against borrower	None
Cofina Financial, LLC	$16,500	12,184	Loans made by Cofina to our customers that are participated with other lenders	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$5,674	5,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None

Agriliance LLC	$500	500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None

		$21,541

*	The maximum exposure on any give date is equal to the actual guarantees extended as of that date, not to exceed $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The general conditions most affecting revenues, cost of goods sold and operating earnings when comparing the current quarter or the first nine months of this fiscal year with the same period of a year ago is the depreciation in commodity prices. Grain, processed grain, crude oil, finished energy products and fertilizer values all have declined dramatically from their extremely high values of a year ago. While we have maintained or improved sale volumes in most of our business operations (wholesale crop nutrients, being an exception to this statement, because of adverse weather conditions during the fall of 2008 and spring of 2009), revenues and the corresponding cost of goods sold have declined in most of our businesses compared to the corresponding period of last year because of the affects of lower per unit values.

Certain reclassifications have been made to prior period’s amounts to conform to current period classifications. These reclassifications had no effect on previously reported net income, equities or total cash flows.

Results of Operations

Comparison of the three months ended May 31, 2009 and 2008

General.  We recorded income before income taxes of $78.7 million during the three months ended May 31, 2009 compared to $212.3 million during the three months ended May 31, 2008, a decrease of $133.6 million (63%). Operating results reflected lower pretax earnings in our Ag Business and Processing segments, along with Corporate and Other, which were partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $38.8 million for the three months ended May 31, 2009 compared to $12.5 million in the three months ended May 31, 2008. This increase in earnings of $26.3 million (211%) is primarily from higher margins on refined fuels at our Laurel, Montana refinery. These increases in earnings were partially offset by slightly reduced earnings in our remaining energy businesses.

Our Ag Business segment generated income before income taxes of $23.8 million for the three months ended May 31, 2009 compared to $179.9 million in the three months ended May 31, 2008, a decrease in earnings of $156.1 million (87%). Earnings from our wholesale crop nutrients business decreased $80.4 million. The market prices for crop nutrients products fell significantly during our nine months ended May 31, 2009, and due to a wet fall season, we had a higher quantity of inventories on hand at the end of our first quarter than is typical at that time of year. In parts of our trade territory, the 2009 spring rains contributed to certain areas’ inability to plant crops. Fertilizer margins realized were significantly reduced compared to the same period in the previous fiscal year. To reflect our wholesale crop nutrients inventories at net-realizable values, we made a lower-of-cost or market adjustment in this business of approximately $83 million during the nine months ended May 31, 2009, of which $8.2 million is remaining at the end of our third quarter of fiscal 2009. Our share of equity investment earnings in Agriliance (50% ownership interest) and a former Canadian agronomy joint venture, net of reduced allocated internal expenses, reported a net decrease in agronomy earnings of $7.8 million. Our grain marketing earnings decreased by $48.6 million during the three months ended May 31, 2009 compared with the same three-month period in fiscal 2008, primarily from net decreased grain product margins and reduced earnings from our joint ventures. Our country operations earnings decreased $19.3 million, primarily as a result of reduced fertilizer margins, partially offset by improved grain margins compared to those generated in the same period in the prior year.

Our Processing segment generated income before income taxes of $14.2 million for the three months ended May 31, 2009 compared to income of $17.1 million in the three months ended May 31, 2008, a decrease in earnings of $2.9 million (17%). Oilseed processing earnings decreased $17.9 million (123%) during the three months ended May 31, 2009 compared to the same period in the prior year, primarily due to reduced margins in our crushing operations, which were partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased by $5.1 million for the three months ended May 31, 2009 compared to the same period in the prior year, primarily as a result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $27.2 million during the three months ended May 31, 2009, compared to the same period in the prior year, primarily as a result of decreased commodity prices for inputs, improving margins on the products sold. Our losses, net of allocated internal expenses, related to VeraSun Energy Corporation (VeraSun), an ethanol manufacturing company in which we held a minority ownership interest, increased $7.1 million for the three months ended May 31, 2009 compared to the same period in the prior year, and include a loss of $3.6 million for our remaining investment in VeraSun.

Corporate and Other generated income before income taxes of $1.9 million for the three months ended May 31, 2009 compared to income of $2.8 million in the three months ended May 31, 2008, a decrease in earnings of $0.9 million (33%). This decrease is primarily attributable to reduced business volume related to our financial and hedging services, partially offset by improved earnings in our insurance services. Lower commodity prices have reduced the need for customers to borrow, and lower volatility in commodity prices has affected hedging business volumes.

Net Income.  Consolidated net income for the three months ended May 31, 2009 was $64.6 million compared to $188.7 million for the three months ended May 31, 2008, which represents a $124.1 million (66%) decrease.

Revenues.  Consolidated revenues were $6.2 billion for the three months ended May 31, 2009 compared to $9.3 billion for the three months ended May 31, 2008, which represents a $3.1 billion (34%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $1.5 billion decreased by $1.5 billion (49%) during the three months ended May 31, 2009 compared to the three months ended May 31, 2008. During the three months ended May 31, 2009 and 2008, our Energy segment recorded revenues from our Ag Business segment of $48.4 million and $75.6 million, respectively. The net decrease in revenues of $1,466.6 million is comprised of a decrease of $1,210.3 million related to a reduction in prices on refined fuels, propane and renewable fuels marketing products and $256.3 million related to a net decrease in sales volume. Refined fuels revenues decreased $1,129.5 million (52%), of which $1,039.9 million was related to a net average selling price decrease and $89.6 million was due to decreased volumes, compared to the same period in the previous year. The average selling price of refined fuels decreased $1.57 per gallon (50%), and volumes decreased 4% when comparing the three months ended May 31, 2009 with the same period a year ago. Renewable fuels marketing revenues decreased $193.7 million (60%), mostly from a 44% decrease in volumes, in addition to a decrease of $0.68 per gallon (29%), when compared with the same three-month period in the previous year. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues decreased $32.9 million (25%), of which $46.4 million related to a decrease in the net average selling price, partially offset by

$13.5 million due to increased volumes, when compared to the same period in the previous year. Propane sales volume increased 10% due to increased demand, while the average selling price of propane decreased $0.50 per gallon (32%), in comparison to the same period of the prior year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $4.4 billion, decreased $1.6 billion (27%) during the three months ended May 31, 2009 compared to the three months ended May 31, 2008. Grain revenues in our Ag Business segment totaled $3.0 billion and $4.3 billion during the three months ended May 31, 2009 and 2008, respectively. Of the grain revenues decrease of $1.3 billion (31%), $1.2 billion is due to decreased average grain selling prices and $96.0 million is attributable to decreased volumes during the three months ended May 31, 2009 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $3.00 per bushel (29%) over the same three-month period in fiscal 2008. The average month-end market price per bushel of spring wheat, soybeans and corn decreased $4.41, $2.19 and $1.77, respectively. Volumes decreased 2% during the three months ended May 31, 2009 compared with the same period of a year ago. Wheat, barley and corn reflected the largest volume decreases, partially offset by increased volumes of soybeans, compared to the three months ended May 31, 2008. Most of the decline in both price and volumes are attributable to demand deterioration caused by the world-wide economic recession.

Wholesale crop nutrient revenues in our Ag Business segment totaled $675.9 million and $935.1 million during the three months ended May 31, 2009 and 2008, respectively. Of the wholesale crop nutrient revenues decrease of $259.2 million (28%), $22.5 million is due to decreased average fertilizer selling prices and $236.7 million is attributable to decreased volumes, during the three months ended May 31, 2009 when compared to the same period last fiscal year. Volumes decreased 25% during the three months ended May 31, 2009 compared with the same period of a year ago because of a late planting season caused by excessive moisture in late April of 2009. The average sales price of all fertilizers sold reflected a decrease of $15 per ton (3%) over the same three-month period in fiscal 2008 because of excess supply in the market place.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $703.5 million decreased by $25.8 million (4%) during the three months ended May 31, 2009 compared to the three months ended May 31, 2008, primarily the result of decreased revenues in our country operations business of retail energy and feed products, partially offset by increased revenues of retail agronomy products. Retail agronomy prices averaged a bit higher than the prior year, because of contracts entered into by producers earlier in the year, despite the fact that spot prices for most agronomy products this spring were considerably lower than a year ago. Other revenues within our Ag Business segment of $46.1 million during the three months ended May 31, 2009 increased $4.3 million (10%) compared to the three months ended May 31, 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $251.5 million decreased $101.1 million (29%) during the three months ended May 31, 2009 compared to the three months ended May 31, 2008. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed processing revenues decreased $57.7 million (30%), of which $26.3 million was due to a 14% decrease in sales volume and $31.4 million was related to lower average sales prices. Oilseed refining revenues decreased $43.9 million (29%), of which $48.9 million was due to lower average sales prices, partially offset by a $5.0 million or 3% net increase in sales volume. The average selling price of processed oilseed decreased $66 per ton (19%) and the average selling price of refined oilseed products decreased $0.18 per pound (31%) compared to the same three-month period of fiscal 2008. The changes in the average selling price of products are primarily driven by the lower price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $6.0 billion for the three months ended May 31, 2009 compared to $9.1 billion for the three months ended May 31, 2008, which represents a $3.1 billion (34%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.4 billion decreased by $1.5 billion (51%) during the three months ended May 31, 2009 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. Specifically, the average cost of refined fuels decreased $1.63 (51%) per gallon, and volumes decreased 4% compared to the three months ended May 31, 2008. On average we process approximately 55,000 barrels of crude oil per day at our

Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2008. The average per unit cost of crude oil purchased for the two refineries decreased 53% compared to the three months ended May 31, 2008. Renewable fuels marketing costs decreased $192.6 million (61%), mostly from a 44% decrease in volume, coupled with an average cost reduction of $0.68 (30%) per gallon, compared with the same three-month period in the previous year. The average cost of propane decreased $0.50 (33%) per gallon, while volumes increased 10% compared to the three months ended May 31, 2008. The volume increase is primarily attributable to a late spring season in much of our trade territory which prolonged our propane home heating season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $4.3 billion, decreased $1.5 billion (26%) during the three months ended May 31, 2009 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2.9 billion and $4.2 billion during the three months ended May 31, 2009 and 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $1.3 billion (32%) compared to the three months ended May 31, 2008. This is primarily the result of a $3.09 (31%) decrease in the average cost per bushel and a 2% net decrease in bushels sold as compared to the prior year. Wheat, barley and corn reflected the largest volume decreases, partially offset by increased volumes in soybeans, compared to the three months ended May 31, 2008. The average month-end market price per bushel of our primary grains decreased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $682.3 million and $866.8 million during the three months ended May 31, 2009 and 2008, respectively. This $184.5 million (21%) decrease in wholesale crop nutrients cost of goods sold includes the continued market decline in the fertilizer business, as compared to the same period in fiscal 2008. In order to reflect our wholesale crop nutrients inventories at net-realizable values, we made lower-of-cost or market adjustments in this business of approximately $83 million during fiscal 2009, of which $8.2 million was made during the three months ended May 31, 2009, and is remaining at the end of our third quarter. The average cost per ton of fertilizer increased $40 (10%), excluding the lower-of-cost or market adjustment, while net volumes decreased 25% when compared to the same three-month period in the prior year. The higher cost per ton was the result of purchase commitments made prior to the almost continual decline in spring fertilizer values. The net volume decrease is mainly due to adverse spring weather conditions in some of our trade territory, which impacted the length of the application season.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, slightly increased during the three months ended May 31, 2009 compared to the three months ended May 31, 2008, primarily due to higher price per unit costs for retail agronomy and seed products, partially offset by lower price per unit for energy products. The higher price variances are due primarily to purchase commitments entered into before agronomy prices collapsed this spring, and much of the gross margin was somewhat protected with offsetting sales contracts with customers. These changes in cost also included volume increases, which resulted primarily from expansion of the operating unit through acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $248.9 million decreased $82.5 million (25%) compared to the three months ended May 31, 2008, which was primarily due to decreased prices along with a reduction in volumes of processed soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $90.4 million for the three months ended May 31, 2009 increased by $3.8 million (4%) compared to the three months ended May 31, 2008. This net increase includes the consolidation of Cofina Financial, additional allowances for bad debt mostly within our Ag Business segment, expansion of foreign operations, other acquisitions and general inflation.

Loss (Gain) on Investments.  Net loss on investments of $3.7 million for the three months ended May 31, 2009 compared to a net gain of $5.3 million for the three months ended May 31, 2008, reflects a decrease in earnings of $9.0 million. During the three months ended May 31, 2009, we recorded a loss of $3.6 million, the final write-off on our VeraSun investment, reflected in our Processing segment, and a $0.1 million loss in our Ag Business segment. During the three months ended May 31, 2008, the majority of the gains received were from several investments sold during that period totaling $5.8 million, most of which were included in our Ag Business segment.

These gains were partially offset by our investment in US BioEnergy, prior to the merger with VeraSun, which reflected a net loss of $0.6 million, and is included in our Processing segment.

Interest, net.  Net interest of $16.3 million for the three months ended May 31, 2009 decreased $5.9 million (27%) compared to the same period last fiscal year. Interest expense for the three months ended May 31, 2009 and 2008 was $18.6 million and $24.8 million, respectively. Interest income, generated primarily from marketable securities, was $2.3 million and $2.6 million, for the three months ended May 31, 2009 and 2008, respectively. The interest expense decrease of $6.2 million (25%) was in spite of an increase in interest expense of $1.6 million as the result of the consolidation of Cofina Financial. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest. During the three months ended May 31, 2009, we experienced significant decreases in our average short-term borrowings compared to the three months ended May 31, 2008, excluding those loans of Cofina Financial. Also, for the three months ended May 31, 2009 and 2008, we capitalized interest of $1.4 million and $0.6 million, respectively, primarily related to construction projects in our Energy segment. The average level of short-term borrowings decreased $597.1 million during the three months ended May 31, 2009, compared to the same three-month period in fiscal 2008. This dramatic reduction in short-term borrowings was the result of the lower commodity prices, which reduced working capital needs. The net decrease in interest income of $0.3 million (13%) was primarily within our Energy segment and relates to marketable securities.

Equity Income from Investments.  Equity income from investments of $43.0 million for the three months ended May 31, 2009 decreased $8.8 million (17%) compared to the three months ended May 31, 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business segment, along with Corporate and Other of $28.7 million and $1.0 million, respectively. These decreases in earnings were partially offset by improved equity investment earnings in our Processing and Energy segments of $20.6 million and $0.3 million, respectively.

Our Ag Business segment generated reduced equity investment earnings of $28.7 million. Our share of equity investment earnings or losses in agronomy decreased earnings by $7.9 million, mostly from reduced retail margins. We had a net decrease of $20.3 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended May 31, 2009 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.5 million from several small equity investments.

Our Processing segment generated net improved equity investment earnings of $20.6 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $26.6 million compared to the same three-month period in fiscal 2008. Ventura Foods’ increase in earnings was primarily due to lower commodity prices for inputs resulting in improved margins on the products sold. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded reduced earnings of $5.0 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during the third quarter of fiscal 2008, and this profit opportunity has been generally limited to normal milling margins during 2009. Typically, results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which depresses gross margins in the milling industry. During our third fiscal quarter of 2008, we recorded equity earnings of $1.0 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer had significant influence.

Our Energy segment generated increased equity investment earnings of $0.3 million related to an equity investment held by NCRA.

Corporate and Other generated reduced equity investment earnings of $1.0 million, as compared to the three months ended May 31, 2008, primarily due to our consolidating Cofina Financial.

Minority Interests.  Minority interests of $12.1 million for the three months ended May 31, 2009 decreased by $4.6 million (27%) compared to the three months ended May 31, 2008. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to the same three-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $14.1 million for the three months ended May 31, 2009 compared with $23.6 million for the three months ended May 31, 2008, resulting in effective tax rates of 17.9% and 11.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2009 and 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the nine months ended May 31, 2009 and 2008

General.  We recorded income before income taxes of $331.1 million during the nine months ended May 31, 2009 compared to $747.5 million during the nine months ended May 31, 2008, a decrease of $416.4 million (56%). Included in the results for the first fiscal quarter of 2008 was a $91.7 million gain on the sale of all of our 1,610,396 shares of CF Industries Holdings stock. Included in the results for the nine months ended May 31, 2009 were a $15.7 million gain on the sale of all of our 180,000 shares of NYMEX Holdings stock, and a $74.3 million loss on our investment in VeraSun. Operating results reflected lower pretax earnings in our Ag Business and Processing segments and Corporate and Other, which were partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $298.7 million for the nine months ended May 31, 2009 compared to $165.7 million in the nine months ended May 31, 2008. This increase in earnings of $133.0 million (80%) is primarily from higher margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Also, in our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our propane and equipment businesses improved, while our lubricants, transportation and renewable fuels marketing businesses experienced lower earnings during the nine months ended May 31, 2009 when compared to the same nine-month period of the previous year.

Our Ag Business segment generated income before income taxes of $56.5 million for the nine months ended May 31, 2009 compared to $504.6 million in the nine months ended May 31, 2008, a decrease in earnings of $448.1 million (89%). In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Earnings from our wholesale crop nutrients business are $174.8 million less for the first nine months of fiscal 2009 compared with the same period in fiscal 2008. The market prices for crop nutrients products fell significantly during the first nine months of our fiscal 2009 as fertilizer prices, as an input to grain production, followed the declining grain prices. Late fall rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter than is typical at that time of year. Because there are no future contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. Depreciation in fertilizer prices continued throughout the second and third quarters of our fiscal year which had the affect of dramatically reducing gross margins on this product. In spite of lower fertilizer prices, spring fertilizer volumes declined because of late April rains that delayed the application season, and because producers were reluctant to buy today when the price might be lower tomorrow. The situation was just the opposite during fiscal 2008 when fertilizer prices appreciated rapidly and produced extremely large margins on inventory that had been purchased at relatively low prices. To reflect our wholesale crop nutrients inventories at net-realizable values, we made lower-of-cost or market adjustments in this business of approximately $83 million during the nine months ended May 31, 2009, of which $8.2 million is remaining at the end of the third quarter of fiscal 2009. Reduced performance by Agriliance, an agronomy joint venture in which we hold a 50% interest, partially offset by a net gain on the sale of a Canadian agronomy equity investment, resulted in a $3.1 million net decrease in earnings from these investments, net of allocated internal expenses. Our grain marketing earnings decreased by $142.5 million during the nine months ended May 31, 2009 compared with the same nine-month period in fiscal 2008, primarily as a result of lower grain margins and reduced earnings from our joint ventures.

Volatility in the grain markets created exceptional opportunities for grain margins during fiscal 2008, and reduced demand as a result of the world-wide recession has lessened those opportunities this year. Our country operations earnings decreased $36.0 million, primarily as a result of reduced grain volumes and decreased crop nutrient margins.

Our Processing segment generated a net loss before income taxes of $29.3 million for the nine months ended May 31, 2009 compared to income of $65.3 million in the nine months ended May 31, 2008, a decrease in earnings of $94.6 million. During the current nine-month period, we reflected a $74.3 million loss on our investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008. This write-off eliminated our remaining investment in that company, as we had reflected an additional write-off of $71.7 million for that investment during fiscal 2008 based upon the market value of the VeraSun stock on August 31, 2008. Further discussion is contained below in “loss (gain) on investments”. Oilseed processing earnings decreased $19.7 million during the nine months ended May 31, 2009 compared to the same period in the prior year, primarily due to reduced margins and volumes in our crushing operations, partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased by $19.9 million for the nine months ended May 31, 2009 compared to the same period in the prior year, primarily as a result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $20.3 million during the nine months ended May 31, 2009, compared to the same period in the prior year, primarily as a result of decreased commodity prices for inputs, improving margins on the products sold.

Corporate and Other generated income before income taxes of $5.2 million for the nine months ended May 31, 2009 compared to $11.9 million in the nine months ended May 31, 2008, a decrease in earnings of $6.7 million (57%). This decrease is primarily attributable to our financial, hedging and insurance services.

Net Income.  Consolidated net income for the nine months ended May 31, 2009 was $284.1 million compared to $657.6 million for the nine months ended May 31, 2008, which represents a $373.5 million (57%) decrease.

Revenues.  Consolidated revenues were $19.1 billion for the nine months ended May 31, 2009 compared to $22.8 billion for the nine months ended May 31, 2008, which represents a $3.7 billion (16%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $5.5 billion decreased by $2.3 billion (29%) during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008. During the nine months ended May 31, 2009 and 2008, our Energy segment recorded revenues from our Ag Business segment of $190.0 million and $224.9 million, respectively. The net decrease in revenues of $2.3 billion is comprised of a net decrease of $2.0 billion related to lower prices on refined fuels, propane and renewable fuels marketing products, in addition to $236.0 million related to a net decrease in sales volume. Refined fuels revenues decreased $1.7 billion (32%), of which $1,768.8 million was related to a net average selling price decrease, partially offset by $35.1 million, which was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels decreased $0.89 per gallon (33%), while volumes increased 1% when comparing the nine months ended May 31, 2009 with the same period a year ago. Renewable fuels marketing revenues decreased $422.7 million (52%), mostly from a 43% decrease in volumes and a decrease of $0.32 per gallon (15%), when compared with the same nine-month period in the previous year. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues increased $56.8 million (9%), of which $125.2 million related to an increase in volumes, partially offset by $68.4 million due to a decrease in the net average selling price, when compared to the same period in the previous year. Propane sales volume increased 20%, while the average selling price of propane decreased $0.13 per gallon (9%) in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand caused by lower prices, a longer home heating season and an improved crop drying season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $12.7 billion, decreased $1.4 billion (10%) during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008. Grain revenues in our Ag Business segment totaled $9.5 billion and $10.7 billion during the nine months ended May 31, 2009 and 2008, respectively. Of the grain revenues decrease of $1.2 billion (11%), $949.0 million is attributable to decreased average grain selling prices and $267.9 million is due to a 2% decrease in volumes during the nine months ended May 31, 2009 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.75 per bushel (9%) over the same nine-month period in fiscal 2008. The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $4.80, $2.28 and $0.88 when compared to the nine months ended May 31, 2008, respectively. Both price and volume declines are reflective of reduced demand as a result of the world-wide recession.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.6 billion and $1.9 billion during the nine months ended May 31, 2009 and 2008, respectively. Of the wholesale crop nutrient revenues decrease of $231.2 million (12%), $525.4 million is attributable to decreased volumes, partially offset by $294.2 million which is due to increased average fertilizer selling prices, during the nine months ended May 31, 2009 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $87 per ton (22%) over the same nine-month period in fiscal 2008. Volumes decreased 28% during the nine months ended May 31, 2009 compared with the same period of a year ago, mainly due to higher fertilizer prices and adverse weather conditions this past fall and spring.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $1.4 billion increased by $74.2 million (6%) during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008, primarily the result of increased revenues in our country operations business of retail crop nutrients, crop protection and feed products, partially offset by decreased prices in retail energy. Other revenues within our Ag Business segment of $136.6 million during the nine months ended May 31, 2009 increased $20.3 million (17%) compared to the nine months ended May 31, 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $831.7 million decreased $54.1 million (6%) during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed processing revenues decreased $62.6 million (13%), of which $43.9 million was due to a 9% net decrease in sales volume and $18.7 million was due to lower average sales prices. Oilseed refining revenues decreased $2.3 million (1%), of which $13.8 million was due to a 4% net decrease in sales volume, partially offset by $11.5 million, which was due to higher average sales prices. The average selling price of processed oilseed decreased $12 per ton (4%) and the average selling price of refined oilseed products increased $0.01 per pound (3%) compared to the same nine-month period of fiscal 2008. The changes in the average selling price of products are primarily driven by the average market price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $18.4 billion for the nine months ended May 31, 2009 compared to $21.9 billion for the nine months ended May 31, 2008, which represents a $3.5 billion (16%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.0 billion decreased by $2.4 billion (33%) during the nine months ended May 31, 2009 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. Specifically, the average cost of refined fuels decreased $0.95 per gallon (35%); while volumes increased 1% compared to the nine months ended May 31, 2008. On average we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2008. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 40% compared to the nine months ended May 31, 2008. Renewable fuels marketing costs decreased $419.8 million (52%), mostly from a 43% decrease in volumes driven by the loss of two customers, in addition to a decrease in the average cost of $0.32 per gallon(16%), when compared with the same nine-month period in the previous year. The cost of propane increased $49.3 million (8%) mostly from a 20% increase in volumes, partially offset by a decrease of $0.14 per gallon (10%) when compared to the nine months ended May 31, 2008. The increase in propane volumes primarily reflects increased demand caused by lower prices, a longer home heating season and an improved crop drying season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $12.5 billion, decreased $1.1 billion (8%) during the nine months ended May 31, 2009 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $9.3 billion and $10.5 billion during the nine months ended May 31, 2009 and 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $1.2 billion (11%) compared to the nine months ended May 31, 2008. This is primarily the result of a $0.72 (9%) decrease in the average cost per bushel, in addition to a 3% net decrease in bushels sold as compared to the prior year. Wheat and barley volumes decreased while soybeans and corn reflected increases compared to the nine months ended May 31, 2008. The average month-end market price per bushel of soybeans, spring wheat and corn decreased compared to the same nine-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.7 billion and $1.8 billion during the nine months ended May 31, 2009 and 2008, respectively. Of this $66.3 million (4%) decrease in wholesale crop nutrients cost of goods sold, approximately $83 million is due to the lower-of-cost or market adjustments on inventories, as previously discussed. The average cost per ton of fertilizer increased $129 (35%), excluding the lower-of-cost or market adjustments, while net volumes decreased 28% when compared to the same nine-month period in the prior year. The net volume decrease is mainly due to inclement fall and spring weather, which made it difficult for farmers to apply fertilizers.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008, primarily due to volumes generated from acquisitions made and reflected in the reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $802.2 million decreased $35.8 million (4%) compared to the nine months ended May 31, 2008, which was primarily due to decreased costs of soybeans and volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $277.1 million for the nine months ended May 31, 2009 increased by $49.1 million (22%) compared to the nine months ended May 31, 2008. This net increase includes the consolidation of Cofina Financial, additional allowances for bad debt mostly within our Ag Business segment, expansion of foreign operations, other acquisitions and general inflation.

Loss (Gain ) on Investments.  Net loss on investments of $55.7 million for the nine months ended May 31, 2009 compared to a net gain on investments of $100.5 million for the same period in 2008, and reflects a decrease in earnings of $156.2 million. During the nine months ended May 31, 2009, we recorded a $74.3 million loss on our investment in VeraSun in our Processing segment, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during the nine months ended May 31, 2009, included in our Ag Business segment were gains on investments sold of $2.9 million.

In our first fiscal quarter of 2008, we sold all of our 1,610,396 shares of CF Industries Holdings stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also, during the nine months ended May 31, 2008, included in our Energy and Ag Business segments and Corporate and Other were gains on available-for-sale securities sold of $35 thousand, $8.7 million and $1.0 million, respectively. These gains were partially offset by losses on investments of $0.9 million in our Processing segment.

Interest, net.  Net interest of $50.3 million for the nine months ended May 31, 2009 decreased $3.5 million (7%) compared to the same period last fiscal year. Interest expense for the nine months ended May 31, 2009 and 2008 was $58.7 million and $65.2 million, respectively. Interest income, generated primarily from marketable securities, was $8.4 million and $11.4 million, for the nine months ended May 31, 2009 and 2008, respectively. The interest expense decrease of $6.5 million (10%) is after the effect of an additional $7.1 million of interest expense resulting from the consolidation of Cofina Financial and after the effect of an additional $5.4 million of interest expense resulting from a reduction of capitalized interest on construction projects that were in progress during fiscal 2008. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased Cenex Finance Association’s 51% ownership interest. For the nine months ended May 31, 2009 and 2008, we capitalized interest of $3.7 million and $9.1 million, respectively, primarily related to construction projects in our Energy segment. These increases in interest expense were more than offset by decreases in the average short-term interest rate and short-term borrowings, excluding the borrowings of Cofina Financial to finance its own loan portfolio. The average short-term interest rate decreased 3.62% for loans excluding Cofina Financial, while the average level of short-term borrowings decreased $578.3 million during the nine months ended May 31, 2009, compared to the same nine-month period in fiscal 2008, mostly due to decreased working capital needs resulting from the lower commodity prices The net decrease in interest income of $3.0 million (26%) was mostly at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields considerably lower than a year ago.

Equity Income from Investments.  Equity income from investments of $74.1 million for the nine months ended May 31, 2009 decreased $54.3 million (42%) compared to the nine months ended May 31, 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business, Processing and Energy segments and Corporate and Other of $48.3 million, $2.1 million, $0.1 million and $3.8 million, respectively.

Our Ag Business segment generated reduced equity investment earnings of $48.3 million. Our share of equity investment earnings or losses in agronomy decreased earnings by $3.6 million including reduced retail margins, partially offset by improved earnings of a Canadian agronomy joint venture. We had a net decrease of $43.6 million from our share of equity investment earnings in our grain marketing joint ventures during the nine months ended May 31, 2009 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $1.1 million from several small equity investments.

Our Processing segment generated reduced equity investment earnings of $2.1 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $19.5 million compared to the same nine-month period in fiscal 2008. Ventura Foods’ increase in earnings was primarily due to lower commodity prices for inputs, resulting in improved margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded reduced earnings of $19.8 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2008, and this profit opportunity has been generally limited to normal milling margins during 2009. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which depresses gross margins in the milling industry. During the nine months ended May 31, 2008, we recorded equity earnings of $1.8 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer had significant influence.

Our Energy segment generated reduced equity investment earnings of $0.1 million related to an equity investment held by NCRA.

Corporate and Other generated reduced earnings of $3.8 million from equity investment earnings, as compared to the nine months ended May 31, 2008, primarily due to our consolidating Cofina Financial.

Minority Interests.  Minority interests of $53.7 million for the nine months ended May 31, 2009 increased by $1.2 million (2%) compared to the nine months ended May 31, 2008. This net increase was a result of more profitable operations within our majority-owned subsidiaries compared to the same nine-month period in the prior year. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $47.0 million for the nine months ended May 31, 2009 compared with $89.9 million for the nine months ended May 31, 2008, resulting in effective tax rates of 14.2% and 12.0%, respectively. During the nine months ended May 31, 2009, we provided a valuation allowance of $24.3 million related to deferred tax assets associated with the carryforward of certain capital losses. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2009 and 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

On May 31, 2009, we had working capital, defined as current assets less current liabilities, of $1,716.3 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0, compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008. On May 31, 2008, we had working capital of $1,660.1 million and a current ratio of 1.4 to 1.0 compared to working capital of $821.9 million and a current ratio of 1.3 to 1.0 on August 31, 2007. During the nine months ended May 31, 2008, increases in working capital included the impact of the cash received from additional long-term borrowings of $600.0 million and the distribution of crop nutrients net assets from Agriliance, our agronomy joint venture.

On May 31, 2009, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion which expires in May 2011 and a 364-day revolving facility in the amount of $300.0 million which expires in February 2010. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. On May 31, 2009, we had $252.0 million outstanding on our five-year revolver compared with $400.0 million outstanding on May 31, 2008. On May 31, 2009, we had $20.0 million outstanding on our 364-day revolver compared with no outstanding balance on the facility in place on May 31, 2008. In addition, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on May 31, 2009 and 2008. Due to the decline in commodity prices during the nine months ended May 31, 2009, as further discussed in “Cash Flows from Operations”, our average borrowings have been much lower in comparison to the nine months ended May 31, 2008. With our current available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures in the foreseeable future.

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

Our cash flows provided by operating activities were $678.2 million for the nine months ended May 31, 2009, compared to $512.1 million for the nine months ended May 31, 2008. The fluctuation in cash flows when comparing the two periods is primarily from a net decrease in operating assets and liabilities during the nine months ended May 31, 2009, compared to a net increase in 2008, partially offset by decreased operating earnings in fiscal 2009. Commodity prices have declined significantly during the nine months ended May 31, 2009, and have resulted in lower working capital needs compared to August 31, 2008. During the nine months ended May 31, 2008, volatility in commodity prices had the opposite affect, and increased prices resulted in higher working capital needs when compared to August 31, 2007.

Our operating activities provided net cash of $678.2 million during the nine months ended May 31, 2009. Net income of $284.1 million, net non-cash expenses and cash distributions from equity investments of $269.2 million and a decrease in net operating assets and liabilities of $124.9 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $163.0 million, loss on investments of $55.7 million, minority interests of $53.7 million and deferred tax expense of $17.8 million, partially offset by income from equity investments, net of redemptions from those investments, of $16.9 million. Loss on investments was previously discussed in “Results of Operations”, and primarily includes the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables, inventories and net derivative assets and liabilities, partially offset by decreases in accounts payable and accrued expenses and customer advance payments on May 31, 2009, when compared to August 31, 2008. On May 31, 2009, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $1.32 (23%), $1.48 (11%) and $0.89 (10%), respectively, when compared to the prices on August 31, 2008. Crude oil market prices decreased $49 (43%) per barrel between August 31, 2008 and May 31, 2009. In addition, on May 31, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 32% and 70%, depending on the specific products, compared to prices on August 31, 2008. Partially offsetting the impact of the decline in commodity prices was a 12.8 million bushel increase (12%) in grain inventory quantities in our Ag Business segment.

Our operating activities provided net cash of $512.1 million during the nine months ended May 31, 2008. Net income of $657.6 million and net non-cash expenses and cash distributions from equity investments of $130.8 million were partially offset by an increase in net operating assets and liabilities of $276.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $151.7 million, deferred taxes of $89.9 million and minority interests of $52.5 million, partially offset by gains on investments of $100.5 million and income from equity investments, net of redemptions from those investments, of $55.6 million. Gains on investments were previously discussed in “Results of Operations”, and primarily includes the gain on the sale of all of our shares of CF common stock. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased receivables, inventories and derivative assets, partially offset by an increase in accounts payable and accrued expenses, derivative liabilities and customer advance payments on May 31, 2008, when compared to August 31, 2007. On May 31, 2008, the market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $2.75 (85%) per bushel, $4.96 (57%) per bushel and $3.63 (52%) per bushel, respectively, when compared to the prices on August 31, 2007. Crude oil market prices increased $53 (72%) per barrel on May 31, 2008 when compared to August 31, 2007. In addition, on May 31, 2008, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had increases between 43% and 200%, depending on the product, compared to prices on August 31, 2007.

Crude oil prices are expected to remain lower than their June, 2008 peak and for the foreseeable future. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Grain prices were volatile during fiscal 2008 and 2007, and although they have declined significantly during fiscal 2009, we anticipate continued price volatility, but within a narrower band of real values.

Cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2009 and 2008, the net cash flows used in our investing activities totaled $284.8 million and $568.6 million, respectively.

Excluding investments, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $225.9 million and $255.8 million for the nine months ended May 31, 2009 and 2008, respectively. Included in our acquisitions for the nine months ended May 31, 2008, were expenditures of $126.7 million for the installation of a coker unit at our Laurel, Montana refinery along with other refinery improvements that were completed during fiscal 2008.

For the year ending August 31, 2009, we expect to spend approximately $503.9 million for the acquisition of property, plant and equipment. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for benzene removal for our Laurel and NCRA refineries to be approximately $134 million, of which $15 million was incurred during the nine months ended May 31, 2009, with $30 million of expenditures anticipated for our fourth quarter.

Expenditures for major repairs related to our refinery turnarounds during the nine months ended May 31, 2009 and 2008, were approximately $34 thousand and $21.7 million, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of May 31, 2009, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $36 million, and we anticipate spending an additional $3 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

The Montana Department of Environmental Quality (MDEQ) issued a Notice of Violation to us dated September 4, 2007 alleging that our refinery in Laurel, Montana exceeded nitrogen oxides (NOx) limits under a refinery operating permit. Following receipt of the letter, we provided certain facts and explanations regarding the matter to the MDEQ. During the nine months ended May 31, 2009, we settled with the MDEQ and paid $165 thousand in civil penalties.

Investments made during the nine months ended May 31, 2009 and 2008, totaled $115.7 million and $336.1 million, respectively. During the nine months ended May 31, 2009 and 2008, we invested $76.3 million and $30.3 million, respectively, in Multigrain AG (Multigrain), included in our Ag Business segment. The investment during the current fiscal year was for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%. Also during the nine months ended May 31, 2009, we made capital contributions of $35.0 million to Ventura Foods, included in our Processing segment. In September 2007, Agriliance distributed its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, Inc. (Land O’Lakes), respectively, and continues to operate primarily its retail distribution business until further repositioning of that business occurs. During the nine months ended May 31, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, and during the third quarter of fiscal 2008, Land O’Lakes paid us $8.3 million for additional assets distributed by Agriliance related to joint venture ownership interests. During the nine months ended May 31, 2008, our net contribution to Agriliance was $255.0 million which supported their working capital requirements, with Land O’Lakes making equal contributions, primarily for crop nutrient and crop protection product trade payables that were not assumed by us or Land O’Lakes upon the distribution of the assets, as well as Agriliance’s ongoing retail operations.

Cash acquisitions of businesses, net of cash received, totaled $76.4 million and $45.9 million during the nine months ended May 31, 2009 and 2008, respectively. As previously discussed, through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. During the nine months ended May 31, 2009, our Ag Business segment had acquisitions of $36.2 million. Acquisitions of $45.9 million during the nine months ended May 31, 2008, include $24.1 million from the purchase of an energy and convenience store business included in our Energy segment, $15.6 million from a soy-based food products business included in our Processing segment and $6.2 million from a distillers dried grain business included in our Ag Business segment.

Various cash acquisitions of intangibles were $1.3 million and $2.5 million for the nine months ended May 31, 2009 and 2008, respectively.

Partially offsetting our cash outlays for investing activities during the nine months ended May 31, 2009, were changes in notes receivable that resulted in an increase in cash flows of $71.5 million. Of this change, $55.7 million of the increase in cash flows is from Cofina Financial notes receivable and the balance of $15.8 million is primarily due to the reduction of related party notes receivable at NCRA from its minority owners, Growmark, Inc. and MFA Oil Company. During the nine months ended May 31, 2008, changes in notes receivable resulted in a decrease in cash flows of $62.5 million due to an increase in related party notes receivable at NCRA from its minority owners, and also a $29.8 million note receivable from Cofina Financial prior to our acquisition of the remaining 51% ownership interest.

Also partially offsetting our cash outlays for investing activities for the nine months ended May 31, 2009 and 2008, were proceeds from the sale of investments of $41.6 million and $120.8 million, respectively, which were previously discussed in “Results of Operations”, and primarily include proceeds from the sale of an agronomy investment and our NYMEX Holdings common stock during fiscal 2009, and our CF common stock during fiscal 2008. In addition, for the nine months ended May 31, 2009 and 2008, we received redemptions of investments totaling $10.8 million and $35.5 million, respectively, and received proceeds from the disposition of property, plant and equipment of $8.9 million and $8.1 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, with $252.0 million outstanding on May 31, 2009. On May 31, 2009, interest rates on this facility ranged from 0.69% to 0.85%. In February 2009, we renewed our 364-day revolver with a syndication of banks for a committed amount of $300.0 million, with $20.0 million outstanding on May 31, 2009, with an interest rate of 0.75%. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2008, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $6.4 million of inventories and receivables at May 31, 2009. On May 31, 2009, August 31, 2008 and May 31, 2008, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $278.4 million, $106.2 million and $405.9 million, respectively. Proceeds from our long-term borrowings of $600.0 million during the nine months ended May 31, 2008, were used to pay down our five-year revolver and is explained in further detail below.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on May 31, 2009, August 31, 2008 and May 31, 2008.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $215.7 million as of May 31, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and Eurodollar rates, with a weighted average commercial paper interest rate of 1.91% and a weighted average Eurodollar interest rate of 1.82% as of May 31, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $310.4 million as of May 31, 2009. As of May 31, 2009, $134.7 million of related loans receivable were accounted for as sales when they were surrendered in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $175.7 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $96.5 million as of May 31, 2009, of which $60.4 million was borrowed under these commitments with an interest rate of 2.14%.

Cofina Financial also borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 1.25% to 1.75% as of May 31, 2009, and are due upon demand. Borrowings under these notes totaled $40.4 million as of May 31, 2009.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks. This facility committed $200.0 million of long-term borrowing capacity to us, with repayments through fiscal 2009. The amount outstanding on this credit facility was $12.3 million, $49.2 million and $55.8 million on May 31, 2009, August 31, 2008 and May 31, 2008, respectively. Interest rates on May 31, 2009 ranged from 3.16% to 6.71%. Repayments of $36.9 million and $19.7 million were made on this facility during the nine months ended May 31, 2009 and 2008, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the nine months ended May 31, 2009 and 2008, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. Repayments of $11.4 million were made during each of the nine months ended May 31, 2009 and 2008.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the nine months ended May 31, 2009 and 2008.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million has an interest rate of 4.08% and is due in full at the end of the six-year term in 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment

Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during years 2014 through 2018.

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

Through NCRA, we had revolving term loans outstanding of $0.5 million and $0.8 million on August 31, 2008 and May 31, 2008, respectively, with no outstanding balance on May 31, 2009. Repayments of $0.5 million and $2.3 million were made during the nine months ended May 31, 2009 and 2008, respectively.

On May 31, 2009, we had total long-term debt outstanding of $1,122.2 million, of which $162.3 million was bank financing, $937.3 million was private placement debt and $22.6 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, has not changed materially during the nine months ended May 31, 2009. On May 31, 2008, we had long-term debt outstanding of $1,235.6 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $10.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2009.

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

We did not have any new long-term borrowings during the nine months ended May 31, 2009. During the nine months ended May 31, 2008, we borrowed $600.0 million on a long-term basis. During the nine months ended May 31, 2009 and 2008, we repaid long-term debt of $68.6 million and $54.6 million, respectively.

Other Financing

Distributions to minority owners for the nine months ended May 31, 2009 and 2008, were $18.6 million and $55.4 million, respectively, and were primarily related to NCRA.

During the nine months ended May 31, 2009 and 2008, changes in checks and drafts outstanding resulted in a decrease in cash flows of $52.4 million and an increase in cash flows of $10.1 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2008, were distributed during the nine months ended May 31, 2009. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $227.6 million. During the nine months ended May 31, 2008, we distributed cash patronage of $195.0 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2008, that will be distributed in fiscal 2009, to be approximately $97.8 million, of which $40.8 million was redeemed in cash during the nine months ended May 31, 2009 compared to $75.9 million during the nine months ended May 31, 2008. We also redeemed $49.9 million of capital equity certificates during the nine months ended May 31, 2009, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. During the nine months ended May 31, 2008, we redeemed $46.4 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2009, we had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the nine months ended May 31, 2009 and 2008, were $14.5 million and $11.8 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008, have not materially changed during the nine months ended May 31, 2009.

Guarantees:

We are a guarantor for lines of credit for related companies. As of May 31, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $21.5 million was outstanding. All outstanding loans with respective creditors are current as of May 31, 2009.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

The transfer of loans receivable of $134.7 million were accounted for as sales when they were surrendered in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008. Since August 31, 2008, notes payable increased from the consolidation of Cofina Financial. In addition, commodity prices have declined significantly during the nine months ended May 31, 2009. As a result, grain purchase contracts have declined between 27% and 43% compared to the year ended August 31, 2008. Fertilizer supply contracts have decreased 69% from August 31, 2008, primarily due to the recent depreciation of fertilizer prices.

Critical Accounting Policies

Our Critical Accounting Policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2008. There have been no changes to these policies during the nine months ended May 31, 2009.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. As FSP SFAS No. 132(R)-1 is only disclosure related, it will not have an impact on our financial position or results of operations.

In April 2009, in response to the current credit crisis, the FASB issued three new FSPs to address fair value measurement concerns as follows:

•	FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions. It reaffirms that the exit price remains the objective of a fair-value measurement;

•	FSP No. SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment accounting guidance for debt securities. This FSP requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This FSP also enhances existing disclosures for other-than-temporary impairments on debt and equity securities; and

•	FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments at interim reporting periods, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.

FSP No. SFAS 157-4, FSP No. SFAS 115-2 and No. 124-2, and FSP No. SFAS 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted for interim and annual periods ending after March 15, 2009 only if all three FSPs are adopted together. We have not elected to early adopt these FSPs. We do not believe that their adoption will have a material impact on our financial condition, results of operations or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued, or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We do not believe that the adoption of SFAS No. 165 will result in significant changes to reporting of subsequent events either through recognition or disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2009, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2008.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Montana Department of Environmental Quality (MDEQ) issued a Notice of Violation to us dated September 4, 2007 alleging that our refinery in Laurel, Montana exceeded nitrogen oxides (NOx) limits under a refinery operating permit. Following receipt of the letter, we provided certain facts and explanations regarding the matter to the MDEQ. During the nine months ended May 31, 2009, we settled with the MDEQ and paid $165 thousand in civil penalties.

Item 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding LLC, as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

July 9, 2009