Form 10-K
period 2009-08-31
CHS INC
filed 2009-11-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009
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

YES ☑     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2009, we had 10,976,107 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2009, our total revenues were $25.7 billion and our net income was $381.4 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our three segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our agronomy joint ventures, grain export joint ventures and other investments. As of September 2007, our Ag Business segment revenues also include sales of crop nutrient products due to the distribution of that business to us from our Agriliance LLC joint venture. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and through March 2008, an ethanol manufacturing company. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production.

Membership in CHS is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. Our Board of Directors may establish other qualifications for membership from time to time as it may deem advisable.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patron’s equities (capital equity certificates), which may be redeemed over time at the discretion of our Board of Directors. Earnings derived from non-members, which are not allocated patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2009:

			CHS	Income
Business Segment	Entity Name	Business Activity	Ownership%	Recognition

Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Petroleum, Inc.	Retail convenience stores	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated
Ag Business	Agriliance LLC	Retail distribution of agronomy products	50%	Equity Method
	CHS do Brasil Ltda.	Soybean procurement in Brazil	100%	Consolidated
	United Harvest, LLC	Grain exporter	50%	Equity Method
	TEMCO, LLC	Grain exporter	50%	Equity Method
	Multigrain A.G.	Grain procurement and production farmland in Brazil	39.4%	Equity Method
	CHS Europe S.A.	Grain merchandising in Europe	100%	Consolidated
	CHS Ukraine, LLC	Grain procurement and merchandising in Ukraine	100%	Consolidated
	CHS Vostok, LLC	Grain procurement and merchandising in Russia	100%	Consolidated
	ACG Trade S.A.	Grain procurement and merchandising in Russia	100%	Consolidated
	CHSINC Iberica S.L.	Grain merchandising in Spain	100%	Consolidated
Processing	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
	Ventura Foods, LLC	Food manufacturing and distributing	50%	Equity Method
Corporate and Other	Country Hedging, Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	Impact Risk Solutions, LLC	Insurance brokerage	100%	Consolidated
	Cofina Financial, LLC	Finance company	100%	Consolidated

Our segment and international sales information in Note 11 of the Notes to Consolidated Financial Statements, as well as Item 6 of this Annual Report on Form 10-K, are incorporated by reference into the following segment descriptions.

The segment financial information presented below may not represent the results that would have been obtained had the relevant segment been operated as an independent business due to efficiencies in scale, corporate cost allocations and intersegment activity.

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,600 independent retail sites, of which two-thirds are convenience stores marketing Cenex® branded fuels. Our Energy revenues, after elimination of inter-segment revenues, were $7.4 billion and are primarily from gasoline and diesel fuel.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel and asphalt. Our Laurel refinery sources approximately 85% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 48% gasoline, 37% diesel fuel and other distillates, and 15% asphalt and other products. During fiscal 2005, our Board of Directors approved the installation of a coker unit at Laurel, along with other refinery improvements, which allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The project became operational in April 2008, and had a total cost of $418.0 million. Refined fuels produced at Laurel are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota. Primarily during fiscal 2008, we incurred approximately $28 million in capital expenditures to construct two product terminals, one of which is tied into the Yellowstone Pipeline. Both new terminals are complete and include rail capabilities. These investments were undertaken to preserve our long-term ability to participate in western U.S. markets.

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

The McPherson refinery processes approximately 80,000 barrels of crude oil per day to produce refined products that consist of approximately 52% gasoline, 45% diesel fuel and other distillates, and 3% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Renewable Fuels Marketing.  In fiscal 2006, we acquired a 50% ownership interest in an ethanol and biodiesel marketing and distribution company, Provista Renewable Fuels Marketing, LLC (Provista), formerly known as United BioEnergy Fuels, LLC. In fiscal 2008, we acquired the remaining 50% ownership interest of Provista, and in fiscal 2009, Provista was merged into CHS. This business has been consolidated within our financial statements since 2006, and contracts with ethanol and biodiesel production plants to market and distribute their finished products. During fiscal 2009, total sales volumes were 343 million gallons.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2009, we obtained approximately 58% of the refined products we sold from our Laurel and McPherson refineries, and approximately 42% from third parties.

Sales and Marketing; Customers

We make approximately 71% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. We sold approximately 1.3 billion gallons of gasoline and approximately 1.5 billion gallons of diesel fuel in fiscal 2009, excluding NCRA’s sales to minority owners and others totaling approximately 351 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In fiscal 2009, our lubricants operations sold approximately 19 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In fiscal 2009, our propane operations sold approximately 643 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and, at the same, time increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the EPA low sulfur fuel regulations that were required by 2006, which lowered the sulfur content of gasoline and diesel fuel. We incurred capital expenditures from fiscal 2003 through 2006 related to this compliance of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for our Laurel, Montana and NCRA refineries to be approximately $134 million, of which $33 million has been spent through August 31, 2009.

Competition.  The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the refining and marketing industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with much larger competitors that have greater brand recognition and distribution outlets throughout the country and the world. Our owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.

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

To the east of the midwest and northern plains is another unique marketing area. This area centers near Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. CHS principally competes with the major oil companies Marathon, BP Amoco and ExxonMobil, independent refineries including Flint Hills Resources and Growmark, Inc., and wholesale brokers/suppliers including U.S. Oil.

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

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2009, 2008 and 2007 are shown below:

	2009	2008	2007
	(Dollars in thousands)

Revenues	$7,639,838	$11,499,814	$8,105,067
Cost of goods sold	7,110,324	11,027,459	7,264,180

Gross profit	529,514	472,355	840,887
Marketing, general and administrative	125,104	111,121	94,939

Operating earnings	404,410	361,234	745,948
Gain on investments	(15,748)	(35)
Interest, net	5,483	(5,227)	(6,106)
Equity income from investments	(4,044)	(5,054)	(4,468)
Minority interests	59,166	71,805	143,230

Income before income taxes	$359,553	$299,745	$613,292

Intersegment revenues	$(251,626)	$(322,522)	$(228,930)

Total identifiable assets — August 31	$3,025,522	$3,216,852	$2,797,831

AG BUSINESS

Our Ag Business segment includes agronomy, country operations and grain marketing. Revenues in our Ag Business segment primarily include grain sales of $13.0 billion, after elimination of inter-segment revenues.

Agronomy

Overview

Through our fiscal year ended August 31, 2007, we conducted our wholesale, and some of our retail, agronomy operations through our 50% ownership interest in Agriliance LLC (Agriliance), in which Land O’Lakes, Inc. (Land O’Lakes) holds the other 50% ownership interest. Prior to September 2007, Agriliance was one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as an equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. At August 31, 2009, our equity investment in Agriliance was $80.4 million.

In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Due to our 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, each company was entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed us $133.5 million. Land O’Lakes paid us $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on our behalf in the amount of $100.9 million. Values of the distributed assets were finalized after the closing, and in October 2007, we made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. During fiscal 2009, the final true-up amount was determined, and we received $0.9 million from Land O’Lakes.

The distribution of assets we received from Agriliance for the crop nutrients business had a book value of $248.2 million. We recorded 50% of the value of the net assets received at book value due to our ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Values assigned to the net assets distributed to us totaled $268.7 million.

Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. Subsequent to the end of fiscal 2009, we have, along with Land O’Lakes, sold or reached agreement to sell a substantial number of the Agriliance retail facilities to various third parties, as well as to us and to Land O’Lakes. Sales which have not yet closed are anticipated to close on or before November 30, 2009. We expect to receive cash distributions from Agriliance for proceeds related to these transactions of approximately $50.0 million, net of what we pay for the assets we acquire. We are still attempting to reposition the remaining Agriliance facilities located primarily in Florida.

After a fiscal 2005 initial public offering (IPO) transaction for CF Industries, Inc., a crop nutrients manufacturer and distributor, we held an ownership interest in the post-IPO company named CF Industries Holdings, Inc. (CF) of approximately 3.9% or 2,150,396 shares. During our year ended August 31, 2007, we sold 540,000 shares of our CF stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership in CF to approximately 2.9%. During the year ended August 31, 2008, we sold our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting and input seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

Operations

Our wholesale crop nutrients business sells approximately 5.8 million tons of fertilizer annually, based on an average of fiscal years 2009 and 2008, making it one of the largest wholesale fertilizer operations in the United States based on tons sold. Product is either delivered directly to the customer from the manufacturer, or through our 15 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where less expensive natural gas tends to give a price advantage over domestically produced fertilizer. The fertilizer is then shipped by rail to destinations within crop producing regions of the country. Based on fertilizer market data, our wholesale crop nutrients, sales account for approximately 11% of the U.S. market.

Primary suppliers for our wholesale crop nutrients business include CF, Potash Corporation of Saskatchewan, Mosaic, Koch Industries, Yara, PIC (Kuwait) and Sabic America. During the year ended August 31, 2009, CF was the largest supplier of crop nutrients to us.

Products and Services

Our wholesale crop nutrients business sells nitrogen, phosphorus, potassium and sulfate based products. During the year ended August 31, 2009, the primary crop nutrients products purchased by us were urea, potash, UAN, phosphates and ammonia.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells product to approximately 2,100 local retailers from New York to the west coast and from the Canadian border to Texas. Our largest customers include Agriliance retail operations and our own country operations business, also included in our Ag Business segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and producers with access to a full range of products and services including farm supplies and programs for crop and livestock production. Country operations operates 382 locations dispersed throughout Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota and Washington. Most of these locations purchase grain from farmers and sell agronomy products, energy products, feed and seed to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our elevator locations, our country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is either sold through our grain marketing operations or used for local feed and processing operations. For the year ended August 31, 2009, country operations purchased approximately 418 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 389 million were purchased from members and 280 million were sold through our grain marketing operations.

Other Products.  Our country operations business manufactures and sells other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflowers. We sell agronomy products at 235 locations, feed products at 153 locations and energy products at 154 locations.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are; administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

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

Competitors for our farm supply businesses include Cargill, Agrium, Simplot, Helena, Wilbur Ellis, local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed, Hubbard Milling, ADM and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling almost 1.8 billion bushels annually. During fiscal 2009, we purchased approximately 56% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota and Davenport, Iowa, as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the gulf market. In the Pacific Northwest, we conduct our grain marketing operations through United Harvest, LLC (a 50% joint venture with United Grain Corporation, a subsidiary of Mitsui & Co., Ltd. (Mitsui)), and TEMCO, LLC (a 50% joint venture with Cargill). United Harvest, LLC, operates grain terminals in Vancouver and Kalama, Washington, and primarily exports wheat. TEMCO, LLC operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations international customers. During the year ended August 31, 2007, we invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. The venture, which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations, which include production of soybeans, corn, cotton and sugarcane, as well as cotton processing, at four locations. During fiscal 2009, we invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest in Multigrain is 39.35%.

We have opened additional international offices between July 2007 and August 2009. These include Geneva, Switzerland; Kiev, Ukraine; and Vostok, Russia for sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide. We have announced our commitment to invest approximately $30 million in a construction project in the port of Odessa, Ukraine, with the resulting port facility to have a grain storage capacity of 120,000 metric tons, and the ability to load Panamax vessels at a pace of 20,000 metric tons per day. Offices in Hong Kong and Shanghai, China serve Pacific Rim customers receiving grains and oilseeds from our origination points in North and South America. The most recent grain merchandising office opened during fiscal 2009 is located in Barcelona, Spain, and subsequent to our fiscal year ended August 31, 2009, we opened another office in Buenos Aires, Argentina.

Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 1.8 billion bushels of grain during the year ended August 31, 2009, which primarily included corn, soybeans, wheat and distillers dried grains (DDGs). Of the total grains purchased by our grain marketing operations, 698 million bushels were from our individual and cooperative association members, 280 million bushels were from our country operations business and the remainder was from third parties.

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

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2009, 2008 and 2007 are shown below:

	2009	2008	2007
	(Dollars in thousands)

Revenues	$17,196,448	$19,696,907	$8,575,389
Cost of goods sold	16,937,877	19,088,079	8,388,476

Gross profit	258,571	608,828	186,913
Marketing, general and administrative	158,395	160,364	97,299

Operating earnings	100,176	448,464	89,614
Gain on investments	(2,285)	(100,830)	(5,348)
Interest, net	46,995	63,665	28,550
Equity income from investments	(18,222)	(83,053)	(51,830)
Minority interests	614	355	(16)

Income before income taxes	$73,074	$568,327	$118,258

Intersegment revenues	$(39,919)	$(36,972)	$(18,372)

Total identifiable assets — August 31	$2,987,394	$4,172,950	$2,846,950

PROCESSING

Overview

Our Processing segment converts raw agricultural commodities into ingredients for finished food products or into finished consumer food products. We have focused on areas that allow us to utilize the products supplied by our member producers. These areas currently include oilseed processing and our joint ventures in wheat milling and foods.

Regulation.  Our Processing segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Oilseed Processing

Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soybean oil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato, Minnesota that can crush approximately 40 million bushels of soybeans on an annual basis, producing approximately 960,000 short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to process approximately 1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity of over 45 million bushels of soybeans on an annual basis.

Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. We produce approximately 60,000 tons of soyflour annually, and approximately 20% is further processed at our manufacturing facility in Hutchinson, Kansas, which was a business acquisition in April 2008. This facility manufactures unflavored and flavored textured soy proteins used in human and pet food products, and accounted for approximately 2% of our oilseed processing annual sales in fiscal 2009.

Our soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase virtually all of our soybeans from members. Our oilseed crushing operations currently produce approximately 95% of the crude soybean oil that we refine, and purchase the balance from outside suppliers.

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods accounted for 22% of our soybean oil sold. We also sell soymeal to about 350 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2009, Commodity Specialists Company accounted for 18% of our soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.

The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing Inc. and Bunge. These and other competitors have acquired other processors, expanded existing plants or constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We estimate that we have a market share of approximately 4% to 5% of the domestic refined soybean oil and also the domestic soybean crushing capacity.

Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the products and other supply factors.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2009 were $395.8 million and $2.7 million, respectively. Horizon Milling’s advance payments on grain to us were $15.1 million on August 31, 2009, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting and on August 31, 2009, our investment was $57.0 million. On August 31, 2009, our net book value of assets leased to Horizon Milling was $65.3 million.

During the year ended August 31, 2007, we invested $15.6 million in Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes three flour milling operations and two dry baking mixing facilities in Canada. During the year ended August 31, 2008, we invested an additional $1.9 million in Horizon Milling G.P. We account for the investment using the equity method of accounting and on August 31, 2009, our investment was $19.1 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting and on August 31, 2009, our investment was $245.5 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2009 fiscal year, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Renewable Fuels

In fiscal 2006, we purchased $70.0 million of common stock in US BioEnergy, an ethanol production company, representing an approximate 24% ownership interest on August 31, 2006. During the year ended August 31, 2007, we made additional investments of $45.4 million. In December 2006, US BioEnergy completed an IPO, and the effect of the issuance of additional shares of its stock was to dilute our ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, we recognized a non-cash net gain of $15.3 million on our investment during the year ended August 31, 2007, to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. During the first quarter of fiscal 2008, we purchased additional shares of US BioEnergy common stock for $6.5 million. Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of our change in ownership interest, we no longer had significant influence, and therefore, no longer accounted for VeraSun using the equity method. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary during fiscal 2008, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million was recorded in loss (gain) on investments. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million during our first quarter of fiscal 2009. Due to the outcome of the VeraSun bankruptcy, during the third quarter of fiscal 2009, we wrote off the remaining investment of $3.6 million. The impairments did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities.

Summary Operating Results

Summary operating results and identifiable assets for our Processing segment for the fiscal years ended August 31, 2009, 2008 and 2007 are shown below:

	2009	2008	2007
	(Dollars in thousands)

Revenues	$1,142,636	$1,299,209	$754,743
Cost of goods sold	1,099,177	1,240,944	726,510

Gross profit	43,459	58,265	28,233
Marketing, general and administrative	25,724	26,089	23,545

Operating earnings	17,735	32,176	4,688
Loss (gain) on investments	74,338	72,602	(15,268)
Interest, net	21,841	21,995	14,783
Equity income from investments	(82,525)	(56,615)	(48,446)

Income (loss) before income taxes	$4,081	$(5,806)	$53,619

Intersegment revenues	$(2,759)	$(338)	$(370)

Total identifiable assets — August 31	$685,865	$748,989	$681,118

CORPORATE AND OTHER

Business Solutions

Financial Services.  We have provided open account financing to approximately 100 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

Cofina Financial, LLC.  Cofina Financial, LLC (Cofina Financial), a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and individuals. Through August 31, 2008, we accounted for our 49% ownership interest in Cofina Financial using the equity method of accounting. On September 1, 2008, Cofina Financial became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million, which included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Country Hedging, Inc.  Our wholly-owned subsidiary, Country Hedging, Inc., is a registered futures commission merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade, and is also a full-service commodity futures and options broker.

Ag States Group.  Our wholly-owned subsidiary, Ag States Agency, LLC, is an independent insurance agency. It sells insurance, including group benefits, property and casualty, and bonding programs. Its approximately 2,000 customers are primarily agricultural businesses, including local cooperatives and independent elevators, petroleum outlets, agronomy, feed and seed plants, implement dealers, fruit and vegetable packers/warehouses and food processors. Impact Risk Solutions, LLC, a wholly-owned subsidiary of Ag States Agency, LLC, conducts the insurance brokerage business of Ag States Group.

PRICE RISK AND HEDGING

When we enter into a commodity purchase or sales commitment, we incur risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations. They are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

Our policy is to primarily maintain hedged positions in grain and oilseed. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and computerized procedures in our grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments, which minimizes our counterparty exposure. We evaluate that exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage our risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

EMPLOYEES

On August 31, 2009, we had 8,802 full, part-time, temporary and seasonal employees, which included approximately 650 employees of NCRA. Of that total, 2,856 were employed in our Energy segment, 4,367 in our country operations business (including approximately 1,182 seasonal and temporary employees), 190 in our crop nutrients operations, 620 in our grain marketing operations, 323 in our Processing segment and 446 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of all of our segments and Corporate and Other are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions. The United Steel Worker (USW) Union Local 11-443 represents 200 refinery employees for which agreements are in place through February 1, 2012 and the Oil Basin Pipeliners Union (OBP) represents 18 pipeline employees for which agreements are in place through September 1, 2011. The contracts covering the NCRA McPherson, Kansas refinery include 306 employees represented by the United Steel Workers of America (USWA) that are in place through June 2012. There are approximately 168 employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (120 employees) and the Pipefitters’ Union (2 employees), for which negotiations are ongoing regarding contracts which expired in June 2009, with plant operations continuing under the provisions of the expired contracts. The BTWGM also represents 43 employees at our Superior, Wisconsin grain export terminal with a contract expiring in 2010. The USWA represents 80 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring in 2010, the Teamsters represent 7 employees at our Winona, Minnesota river terminal with a contract expiring in 2011, the Chauffeurs, Teamsters, Warehousemen and Helpers unions represent 4 employees at our Indianapolis, Indiana crop nutrients facility with a contract expiring in December 2012 and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 32 employees at our Kalama, Washington export terminal with a contract in place through 2009. Finally, certain employees in our country operations business are represented by collective bargaining agreements with two unions: the BTWGM represents 19 employees in two locations, with contracts expiring in December 2011 and June 2010, and the United Food and Commercial Workers represents 7 employees with a contract expiring in July 2011.

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others or any combination designated by the Board of Directors. From fiscal 1998 and through fiscal 2005, the Board of Directors approved the distributed patronage dividends to be in the form of 30% cash and 70% patrons’ equities (see “— Patrons’ Equities” below). For fiscal 2006 through 2009, the Board of Directors approved the distribution of patronage dividends in the form of 35% cash and 65% patrons’ equities. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2009, 2008 and 2007, were $648.9 million ($227.6 million in cash), $557.2 million ($195.0 million in cash) and $379.9 million ($133.1 million in cash), respectively.

By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling approximately $60.0 million, will be offset against the fiscal 2008 wholesale crop nutrients and CF patronage through the cancellation of capital equity certificates.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the face value of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2009, that will be distributed in fiscal 2010, to be approximately $50.1 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2009, 2008 and 2007 were $49.7 million, $81.8 million and $70.8 million, respectively. An additional $49.9 million, $46.4 million and $35.9 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2009, 2008 and 2007, respectively.

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

As a membership cooperative, we do not have common stock. We may issue equity or debt instruments, on a patronage basis or otherwise, to our members. We have two classes of outstanding membership. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers and may be either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended.

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

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2009, our outstanding capital includes patrons’ equities (consisting of Capital Equity Certificates and Non-patronage Equity Certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

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

The approval of not less than two-thirds of the votes cast at a meeting is required to approve a “change of control” transaction which would include a merger, consolidation, liquidation, dissolution or sale of all or substantially all of our assets. If the Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies. The term “hostile takeover” is not further defined in the Minnesota cooperative law or our governing documents.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2009, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Our revenues, earnings and cash flows are affected by market prices for commodities such as crude oil, natural gas, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

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

We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal 2006. We incurred capital expenditures from fiscal years 2003 through 2006 related to these upgrades of $88.1 million for our Laurel, Montana refinery and $328.7 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery. The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for our Laurel, Montana and NCRA refineries to be approximately $134 million, of which $33 million has been spent through August 31, 2009.

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

Regulations and/or proposed legislation governing green house gas (GHG) emissions could adversely affect our results and financial condition.

The Environmental Protection Agency (EPA) has recently adopted regulations under the Clean Air Act requiring the owners of certain facilities to measure and report their GHG emissions. The regulations apply to our refineries and may also apply to other facilities which we own. The EPA may, in the future, limit GHG emissions. Also, proposed legislation is being considered by Congress to regulate GHG emissions which may include cap and trade provisions or a carbon tax. These regulations and proposed legislation could result in additional costs or a reduction in earnings to us and could have a material adverse affect on our results and financial condition.

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

Several parts of our business, including in particular, portions of our grain marketing, wheat milling and foods operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of August 31, 2009, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota (operational) and Black Creek, Wisconsin (leased to another entity)
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	66 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased. We own an additional 7 locations for which we do not operate, but are on capital leases to others
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have a 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	26 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag Business

Within our Ag Business segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our crop nutrients operations at the following locations:

Briggs, Indiana (terminal, owned)
Crescent City, Illinois (terminal, owned)
Crestline, Ohio (terminal, owned)
Fostoria, Ohio (terminal, owned)
Galveston, Texas (deep water port, land leased from port authority)
Grand Forks, North Dakota (terminal, owned)
Green Bay, Wisconsin (terminal, owned)
Indianapolis, Indiana (terminal, leased)
Little Rock, Arkansas (river terminal, leased)
Memphis, Tennessee (river terminal, owned)
Muscatine, Iowa (river terminal, owned)
Post Falls, Idaho (terminal, owned)
St. Paul, Minnesota (river terminal, owned)
Watertown, South Dakota (terminal, owned)
Winona, Minnesota (2 river terminals, owned)

Country Operations

In our country operations business, we own 369 agri-operations locations (of which some of the facilities are on leased land), 10 feed manufacturing facilities and 3 sunflower plants located in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota and Washington.

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

Barcelona, Spain
Buenos Aires, Argentina
Davenport, Iowa
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev, Ukraine
Lincoln, Nebraska
Sao Paulo, Brazil
Shanghai, China
Vostok, Russia
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

Wheat Milling

We own five milling facilities at the following locations, all of which are leased to Horizon Milling:

Fairmount, North Dakota
Houston, Texas
Kenosha, Wisconsin
Mount Pocono, Pennsylvania
Rush City, Minnesota

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Houston, Texas (Ag States Group)
Indianapolis, Indiana (Ag States Group and Country Hedging, Inc.)
Kansas City, Missouri (Country Hedging, Inc.)
Kewanee, Illinois (Ag States Group)

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

In October 2003, we and NCRA reached agreements with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2009, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $37 million, and we anticipate spending an additional $3 million over the next few years. We do not believe that the settlements will have a material adverse affect on us or NCRA.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 65,000 members, of which approximately 1,400 are cooperative association members and approximately 63,600 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2009, we had 10,976,107 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Global Select Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2009, that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2009, 2008 and 2007, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have recorded the Mexican foods business as discontinued operations.

Summary Consolidated Financial Data

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Income Statement Data:
Revenues	$25,729,916	$32,167,461	$17,215,992	$14,383,835	$11,926,962
Cost of goods sold	24,849,901	30,993,899	16,129,233	13,540,285	11,438,473

Gross profit	880,015	1,173,562	1,086,759	843,550	488,489
Marketing, general and administrative	355,299	329,965	245,357	231,238	199,354

Operating earnings	524,716	843,597	841,402	612,312	289,135
Loss (gain) on investments	56,305	(29,193)	(20,616)		(13,013)
Interest, net	70,487	76,460	31,098	41,305	41,509
Equity income from investments	(105,754)	(150,413)	(109,685)	(84,188)	(95,742)
Minority interests	59,780	72,160	143,214	91,079	49,825

Income from continuing operations before income taxes	443,898	874,583	797,391	564,116	306,556
Income taxes	62,491	71,538	40,668	59,350	34,153

Income from continuing operations	381,407	803,045	756,723	504,766	272,403
(Income) loss on discontinued operations, net of taxes				(625)	16,810

Net income	$381,407	$803,045	$756,723	$505,391	$255,593

Balance Sheet Data (August 31):
Working capital	$1,626,352	$1,738,600	$821,878	$848,344	$766,807
Net property, plant and equipment	2,099,325	1,948,305	1,728,171	1,476,239	1,359,535
Total assets	7,869,845	8,771,978	6,754,373	4,994,166	4,748,654
Long-term debt, including current maturities	1,071,953	1,194,855	688,321	744,745	773,074
Total equities	3,090,302	2,955,686	2,475,455	2,053,466	1,778,879

The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2009, 2008 and 2007. The intercompany revenues between segments were $294.3 million, $359.8 million and $247.7 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

Summary Financial Data By Business Segment

	Energy			Ag Business
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Revenues	$7,639,838	$11,499,814	$8,105,067	$17,196,448	$19,696,907	$8,575,389
Cost of goods sold	7,110,324	11,027,459	7,264,180	16,937,877	19,088,079	8,388,476

Gross profit	529,514	472,355	840,887	258,571	608,828	186,913
Marketing, general and administrative	125,104	111,121	94,939	158,395	160,364	97,299

Operating earnings	404,410	361,234	745,948	100,176	448,464	89,614
Gain on investments	(15,748)	(35)		(2,285)	(100,830)	(5,348)
Interest, net	5,483	(5,227)	(6,106)	46,995	63,665	28,550
Equity income from investments	(4,044)	(5,054)	(4,468)	(18,222)	(83,053)	(51,830)
Minority interests	59,166	71,805	143,230	614	355	(16)

Income before income taxes	$359,553	$299,745	$613,292	$73,074	$568,327	$118,258

Intersegment revenues	$(251,626)	$(322,522)	$(228,930)	$(39,919)	$(36,972)	$(18,372)

Total identifiable assets — August 31	$3,025,522	$3,216,852	$2,797,831	$2,987,394	$4,172,950	$2,846,950

	Processing			Corporate and Other
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Revenues	$1,142,636	$1,299,209	$754,743	$45,298	$31,363	$28,465
Cost of goods sold	1,099,177	1,240,944	726,510	(3,173)	(2,751)	(2,261)

Gross profit	43,459	58,265	28,233	48,471	34,114	30,726
Marketing, general and administrative	25,724	26,089	23,545	46,076	32,391	29,574

Operating earnings	17,735	32,176	4,688	2,395	1,723	1,152
Loss (gain) on investments	74,338	72,602	(15,268)		(930)
Interest, net	21,841	21,995	14,783	(3,832)	(3,973)	(6,129)
Equity income from investments	(82,525)	(56,615)	(48,446)	(963)	(5,691)	(4,941)

Income (loss) before income taxes	$4,081	$(5,806)	$53,619	$7,190	$12,317	$12,222

Intersegment revenues	$(2,759)	$(338)	$(370)

Total identifiable assets — August 31	$685,865	$748,989	$681,118	$1,171,064	$633,187	$428,474

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our three segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products.

Summary data for each of our segments for the fiscal years ended August 31, 2009, 2008 and 2007, is provided in Item 6 “Selected Financial Data.” Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2009, or ended August 31 of the year referenced.

Corporate administrative expenses are allocated to all three segments, and Corporate and Other, based on either direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results will vary throughout the year. Overall, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. Our segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, our retail agronomy, wholesale crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 39.35% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, including the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

Recent Events

We have explored with Land O’Lakes, Inc. (Land O’Lakes), the repositioning options of the Agriliance retail business. Subsequent to the end of fiscal 2009, we have, along with Land O’Lakes, sold or reached agreement to sell a substantial number of the Agriliance retail facilities to various third parties, as well as to us and to Land O’Lakes. Sales which have not yet closed are anticipated to close on or before November 30, 2009. We expect to receive cash distributions from Agriliance for proceeds related to these transactions of approximately $50.0 million, net of what we pay for the assets we acquire. We are still attempting to reposition the remaining Agriliance facilities located primarily in Florida.

Results of Operations

Comparison of the years ended August 31, 2009 and 2008

General.  We recorded income before income taxes of $443.9 million in fiscal 2009 compared to $874.6 million in fiscal 2008, a decrease of $430.7 million (49%). These results reflected decreased pretax earnings in our Ag Business segment, and Corporate and Other, while our Energy and Processing segments reflected increased pretax earnings.

Our Energy segment generated income before income taxes of $359.6 million for the year ended August 31, 2009 compared to $299.7 million in fiscal 2008. This increase in earnings of $59.9 million (20%) is primarily from higher margins on refined fuels mostly from our Laurel, Montana refinery, where during fiscal 2008 we completed a coker project along with other refinery improvements, which allowed us to extract a greater volume of high value gasoline and diesel fuel and less relatively low value asphalt. In addition, during fiscal 2009, we sold 180,000 shares of our NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in propane and petroleum equipment businesses also improved during fiscal 2009 compared to fiscal 2008, while our lubricants, transportation and renewable fuels marketing operations experienced lower earnings.

Our Ag Business segment generated income before income taxes of $73.1 million for the year ended August 31, 2009 compared to $568.3 million in fiscal 2008, a decrease in earnings of $495.2 million (87%). During fiscal 2008, we sold all of our remaining 1,610,396 shares of CF Industries Holdings, Inc. (CF) stock, a domestic fertilizer manufacturer, in which we held a minority interest, and for which we received proceeds of $108.3 million and recorded a pretax gain of $91.7 million. During the first quarter of fiscal 2008, we received the crop nutrients business of Agriliance, an agronomy joint venture in which we hold a 50% interest, through a distribution of assets to us. Prior to the distribution, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Due to the distribution by Agriliance of the wholesale and some of the retail businesses to us and Land O’Lakes, the operating performance remaining within the Agriliance operations for fiscal 2009 and 2008 is primarily their retail business. Earnings from our wholesale crop nutrients business are $235.8 million less for fiscal 2009 compared with fiscal 2008. The market for crop nutrients products fell significantly during fiscal 2009 as fertilizer prices, an input to grain production, followed the declining grain prices. During the late fall of 2008, rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter than is typical at that time of year. Because there are no futures contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, an inventory long position with falling prices, creates losses. Depreciation in fertilizer prices continued throughout fiscal 2009, which had the affect of dramatically reducing gross margins on this product. The 2009 spring fertilizer volumes also declined compared to the prior year because of inclement weather that again delayed the application season, and because producers were reluctant to buy fertilizer when the price was still in a rapid decline. This situation was just the opposite during fiscal 2008, when fertilizer prices appreciated rapidly, and the market produced significantly higher margins on inventory that had been purchased at relatively low prices. To reflect our wholesale crop nutrients inventories at net realizable values, we made lower-of-cost or market adjustments during fiscal 2009 totaling approximately $92 million, of which $8.6 million remained at August 31, 2009. Reduced performance by Agriliance, partially offset by a net gain on the sale of a Canadian agronomy equity investment, resulted in a $10.6 million net decrease in earnings from these investments, net of allocated internal expenses. As previously discussed, we anticipate the repositioning of the majority of the remaining Agriliance retail operations to occur during fiscal 2010. Our grain marketing earnings decreased by $123.0 million during fiscal 2009 when compared to fiscal 2008, primarily the result of lower grain margins and reduced earnings from joint ventures. Volatility in the grain markets created exceptional opportunities for grain margins during fiscal 2008, and reduced demand as a result of the world-wide recession lessened those opportunities during fiscal 2009. Our country operations earnings decreased $34.1 million, primarily as a result of reduced grain and crop nutrients margins.

Our Processing segment generated income before income taxes of $4.1 million for the year ended August 31, 2009, compared to a net loss of $5.8 million in fiscal 2008, an improvement in earnings of $9.9 million. Our share of losses, net of allocated internal expenses, related to US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company in which we held a minority ownership interest, increased $4.1 million for fiscal 2009 compared to fiscal 2008. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and as a result of our change in ownership interest, we no longer had significant influence, and therefore no longer accounted for VeraSun, the surviving entity, using the equity method. During fiscal 2009, we reflected a $74.3 million loss on our investment in VeraSun, which declared bankruptcy in October 2008. The write-off eliminated our remaining investment in that company, as we had reflected an impairment of $71.7 million during fiscal 2008, based on the market value of the VeraSun stock on August 31, 2008. Further discussion is contained below in “Loss (Gain) on Investments.” Oilseed processing earnings decreased $14.5 million during fiscal 2009 compared to fiscal 2008, primarily due to reduced margins and volumes in our crushing operations, partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased $19.0 million in fiscal 2009 compared to fiscal 2008, primarily the result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, reflected an increase of $47.5 million during fiscal 2009 compared to fiscal 2008, primarily as the result of decreased commodity prices for inputs, improving margins on the products sold.

Corporate and Other generated income before income taxes of $7.2 million for the year ended August 31, 2009 compared to $12.3 million in fiscal 2008, which represented a decrease in earnings of $5.1 million (42%). This decrease in earnings is attributable to our business solutions’ financial and hedging services, due to less activity and our insurance services, due to a soft insurance market.

Net Income.  Consolidated net income for the year ended August 31, 2009 was $381.4 million compared to $803.0 million for the year ended August 31, 2008, which represented a $421.6 million (53%) decrease.

Revenues.  Consolidated revenues of $25.7 billion for the year ended August 31, 2009 compared to $32.2 billion for the year ended August 31, 2008, which represented a $6.5 billion (20%) decrease.

Total revenues include “other revenues” generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Our Energy segment revenues, after elimination of intersegment revenues, of $7.4 billion decreased by $3.8 billion (34%) during the year ended August 31, 2009 compared to fiscal 2008. During the years ended August 31, 2009 and 2008, our Energy segment recorded revenues from our Ag Business segment of $251.6 million and $322.5 million, respectively, which are eliminated as part of the consolidation process. The net decrease in revenues of $3.8 billion is comprised of a net decrease of $3.2 billion related to lower prices on refined fuels, propane and renewable fuels marketing products and $0.6 billion, primarily related to a decrease in sales volume in our renewable fuels marketing operations. Refined fuels revenues decreased $3.0 billion (38%), of which $2.8 billion was related to a net average selling price decrease and $149.8 million was attributable to slightly decreased volumes, compared to fiscal 2008. The average selling price of refined fuels decreased $1.07 per gallon (36%) and volumes decreased 2% when comparing fiscal 2009 with fiscal 2008. Renewable fuels marketing revenues decreased $549.7 million (48%), mostly from a 35% decrease in volumes, coupled with a decrease in the average selling price of $0.44 per gallon (20%), when compared with fiscal 2008. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues increased by $7.2 million (1%), of which $145.2 million related to an increase in volumes, partially offset by a decrease of $138.0 million due to a lower average selling price, when compared to fiscal 2008. Propane sales volume increased 20%, while the average selling price decreased $0.23 per gallon (16%) compared to fiscal 2008. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season, lower prices and a longer home heating season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $17.2 billion decreased $2.5 billion (13%) during the year ended August 31, 2009 compared to fiscal 2008. Grain revenues in our Ag Business segment totaled $13.0 billion and $15.0 billion during the years ended August 31, 2009 and 2008, respectively. Of the grain revenues decrease of $2.0 billion (13%), $2.3 billion is attributable to decreased average grain selling prices, partially offset by $339.5 million due to increased volumes during fiscal 2009 compared to fiscal 2008. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.28 per bushel (15%). The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $4.55, $2.44 and $1.38, respectively, when compared to the prices of those same grains for fiscal 2008. Volumes increased 2% during fiscal 2009 compared with fiscal 2008. Soybeans reflected a fiscal 2009 fourth quarter volume rally in bushels sold and exceeded last year, partially offset by decreased volumes of wheat, durum and barley, compared to fiscal 2008. Both price declines and relatively flat volumes are reflective of reduced demand as a result of the world-wide recession.

In September 2007, we began recording revenues from the distributed crop nutrients business of Agriliance because we now owned 100% of that business, while in the past that investment had been accounted for under the equity method of accounting. Wholesale crop nutrient revenues in our Ag Business segment totaled $2.0 billion and $2.7 billion during the years ended August 31, 2009 and 2008, respectively. Of the wholesale crop nutrient revenues decrease of $648.6 million (24%), $676.7 million is attributable to decreased volumes, partially offset by $28.1 million due to increased average fertilizer selling prices during fiscal 2009 compared to fiscal 2008. This slightly favorable price variance was created by high priced sales contracts with customers before the collapse in crop nutrient prices in the fall of 2008. The average sales price of all fertilizers sold reflected an increase of $6 per ton (1%) compared with fiscal 2008. Volumes decreased 25% during the year ended August 31, 2009, compared with fiscal 2008, mainly due to higher and volatile fertilizer prices and adverse weather conditions during the fall of 2008 and which continued in the spring of 2009.

Our Ag Business segment non-grain and non-wholesale crop nutrients product revenues of $1.9 billion increased by $34.5 million (2%) during fiscal 2009 compared to fiscal 2008, primarily on account of increased revenues of retail crop nutrients, crop protection, seed, feed and processed sunflower products, partially offset by decreased prices in retail energy. This revenue increase was driven by incremental volumes sold through facilities acquired during fiscal 2009. Other revenues within our Ag Business segment of $209.4 million during fiscal 2009 increased $32.0 million (18%) compared to fiscal 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $1.1 billion decreased $159.0 million (12%) during the year ended August 31, 2009 compared to fiscal 2008. Because our wheat milling and packaged foods operations are conducted through non-consolidated joint ventures, sales revenues reported in our Processing segment consist entirely of revenue generated in our oilseed processing operations. Oilseed crushing revenues decreased $103.2 million (15%), of which $82.1 million was due to a 12% net decrease in sales volume and $21.1 million was related to lower average sales prices. Oilseed refining revenues decreased $65.8 million (11%), of which $39.9 million was due to lower average sales prices and $25.9 million was due to a 4% decrease in sales volume. The average selling price of processed soymeal decreased $11 per ton (4%) and the average selling price of refined soybean oil decreased $0.04 per pound (7%) compared to fiscal 2008. The changes in the average selling price of products are primarily driven by the lower market price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $24.8 billion for the year ended August 31, 2009 compared to $31.0 billion for the year ended August 31, 2008, which represents a $6.2 billion (20%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.9 billion decreased by $3.8 billion (36%) during the year ended August 31, 2009 compared to fiscal 2008. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. Specifically, the average cost of refined fuels decreased $1.09 per gallon (38%), while volumes slightly decreased by 2% compared to fiscal 2008. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices for the refined products that we purchased for resale compared to fiscal 2008. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 41% compared to fiscal 2008. Renewable fuels marketing costs decreased $545.4 million (48%), mostly from a 35% decrease in volumes driven by the loss of two customers, in addition to a decrease in the average cost of $0.44 per gallon (20%), when compared to fiscal 2008. The average cost of propane decreased $0.24 per gallon (16%), while volumes increased 20% compared to fiscal 2008. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season, lower prices and a more favorable home heating season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $16.9 billion decreased $2.2 billion (11%) during the year ended August 31, 2009 compared to fiscal 2008. Grain cost of goods sold in our Ag Business segment totaled $12.7 billion and $14.6 billion during the years ended August 31, 2009 and 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $1.9 billion (13%) compared to fiscal 2008. This is primarily the result of a $1.24 (15%) decrease in the average cost per bushel, partially offset by a 2% net increase in bushels purchased as compared to fiscal 2008. Wheat, durum and barley volumes decreased while soybeans volumes increased compared to fiscal 2008.

In September 2007, we began recording cost of goods sold from the distributed crop nutrients business of Agriliance. Prior to that date, this investment had been accounted for under the equity method of accounting. Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $2.1 billion and $2.5 billion during the years ended August 31, 2009 and 2008, respectively. This decrease of $408.8 million (17%) in wholesale crop nutrients cost of goods sold was partially offset by additional costs of goods sold of approximately $92 million, which was due to a lower-of-cost or market adjustments on inventories. The average cost per ton of fertilizer increased $49 (12%), while net volumes decreased 25% when compared to fiscal 2008. The net volume decrease is mainly due to higher and volatile prices and inclement fall and spring weather, which made it difficult for farmers to apply fertilizers.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased during the year ended August 31, 2009 compared to fiscal 2008, primarily due to volumes sold with our recent acquisitions.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $1.1 billion, decreased $144.2 million (12%) during the year ended August 31, 2009 compared to fiscal 2008, which was primarily due to decreased costs of soybeans and volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $355.3 million for the year ended August 31, 2009 increased by $25.3 million (8%) compared to fiscal 2008. The net increase of $25.3 million includes $7.6 million related to consolidating Cofina Financial, expansion of foreign operations within our Ag Business segment, other acquisitions and general inflation.

Loss (Gain) on Investments.  We incurred a net loss on investments of $56.3 million for the year ended August 31, 2009, compared to a net gain on investments of $29.2 million during fiscal 2008. During fiscal 2009, we recorded a $74.3 million loss on our investments in VeraSun in our Processing segment due to its bankruptcy, which was partially offset by a gain on investments in our Energy segment as we had sold 180,000 of our shares of NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during fiscal 2009, included in our Ag Business segment, were net gains on investments sold of $2.3 million.

As reported in our Ag Business segment for fiscal 2008, we sold all of our remaining shares of CF stock, which generated proceeds of $108.3 million and a pretax gain of $91.7 million. Also during fiscal 2008, included in our Energy and Ag Business segments and Corporate and Other, were other gains on securities sold of $35 thousand, $9.1 million and $0.9 million, respectively. These gains were partially offset by losses on investments of $72.6 million in our Processing segment. During fiscal 2008, we recorded an impairment of our investment in VeraSun of $71.7 million based on VeraSun’s market value of $5.76 per share on August 29, 2008.

Interest, net.  Net interest of $70.5 million for the year ended August 31, 2009 decreased $6.0 million (8%) compared to fiscal 2008. Interest expense for the years ended August 31, 2009 and 2008 was $85.7 million and $100.1 million, respectively. The interest expense decrease of $14.4 million (14%) is after the effect of an additional $9.3 million of interest expense resulting from the consolidation of Cofina Financial. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the 51% ownership interest held by our joint venture partner. The increase in interest expense related to Cofina Financial to finance its loan portfolio was more than offset by decreases in the average short-term interest rate and short-term borrowing volume used to finance our remaining operations. The average short-term interest rate decreased 3.38% (81%) for loans excluding Cofina Financial, and the average level of short-term borrowings decreased $485.6 million (89%) during the year ended August 31, 2009 compared to fiscal 2008, mostly due to significantly reduced working capital needs resulting from lower commodity prices. For the years ended August 31, 2009 and 2008, we capitalized interest of $5.2 million and $9.8 million, respectively, primarily related to construction projects in our Energy segment. The decrease in capitalized interest reflects the completion of our Laurel, Montana coker project during fiscal 2008. Interest income, generated primarily from marketable securities, was $10.0 million and $13.9 million for the years ended August 31, 2009 and 2008, respectively. The net decrease in interest income of $3.9 million (28%) was mostly at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields considerably lower than a year ago.

Equity Income from Investments.  Equity income from investments of $105.8 million for the year ended August 31, 2009 decreased $44.6 million (30%) compared to fiscal 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Energy segments, and Corporate and Other of $64.8 million, $1.0 million and $4.7 million, respectively, partially offset by improved net earnings in our Processing segment of $25.9 million.

Our Ag Business segment reflected reduced equity investment earnings of $64.8 million. Our share of equity investment earnings or losses in agronomy decreased earnings by $12.2 million, primarily from reduced southern retail margins. During fiscal 2008, our grain marketing export joint ventures generated large earnings due to strong global demand, while fiscal 2009 earnings in these same joint ventures returned to more normal levels, resulting in a net decrease of $51.4 million during fiscal 2009. Our country operations business reported an aggregate decrease in equity investment earnings of $1.2 million from several small equity investments.

Our Processing segment reflected improved equity investment earnings of $25.9 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved equity investment earnings of $47.0 million compared to fiscal 2008. Ventura Foods’ increase in earnings was primarily due to lower commodity prices for inputs, resulting in improved margins on the products sold. Horizon Milling, our domestic and Canadian wheat milling joint ventures, along with a small milling investment, recorded combined reduced equity investment earnings of $19.3 million compared to fiscal 2008. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2008, and this profit opportunity has been generally limited to normal milling margins during fiscal 2009. During fiscal 2008, we recorded equity earnings of $1.8 million related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer had significant influence and therefore no longer recognized income or losses under the equity method of accounting. At the end of fiscal 2009, we no longer held any investment in this company.

Our Energy segment reflected reduced equity investment earnings of $1.0 million related to reduced margins in an equity investment held by NCRA.

Corporate and Other reflected reduced equity investment earnings of $4.7 million, as compared to fiscal 2008, primarily due to our consolidation of Cofina Financial which in fiscal 2008 had been reported under the equity method of accounting.

Minority Interests.  Minority interests of $59.8 million for the year ended August 31, 2009 decreased by $12.4 million (17%) compared to fiscal 2008. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to fiscal 2008. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Income Taxes.  Income tax expense of $62.5 million for the year ended August 31, 2009, compared with $71.5 million for fiscal 2008, resulting in effective tax rates of 14.1% and 8.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2009 and 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the years ended August 31, 2008 and 2007

General.  We recorded income before income taxes of $874.6 million in fiscal 2008 compared to $797.4 million in fiscal 2007, an increase of $77.2 million (10%). These results reflected increased pretax earnings in our Ag Business segment, and Corporate and Other, while our Energy and Processing segments reflected decreased pretax earnings.

Our Energy segment generated income before income taxes of $299.7 million for the year ended August 31, 2008 compared to $613.3 million in fiscal 2007. This decrease in earnings of $313.6 million (51%) is primarily from lower margins at the NCRA refinery in McPherson, Kansas and at our Laurel refinery, in addition to reduced margins on refined fuels from a planned major maintenance project, during which time our production was reduced at our Laurel, Montana refinery. Earnings in our lubricants, renewable fuels marketing, propane and transportation businesses improved during fiscal 2008 when compared to fiscal 2007.

Our Ag Business segment generated income before income taxes of $568.3 million for the year ended August 31, 2008 compared to $118.3 million in fiscal 2007, an increase in earnings of $450.0 million (381%). In our first fiscal quarter of 2007, we sold approximately 25% of our investment in CF, a domestic fertilizer manufacturer in which we held a minority interest, for which we received cash of $10.9 million and recorded a gain of $5.3 million. During the first quarter of fiscal 2008, we sold all of our remaining shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. As previously discussed, during the first quarter of fiscal 2008, we received the crop nutrients business of Agriliance through a distribution of assets to us. This business generated $137.5 million in pretax earnings for fiscal 2008, as the result of strong demand for fertilizer and appreciating prices. Prior to the distribution, we reflected 50% of these earnings through our equity income from our investment in Agriliance. Due to the distribution by Agriliance of the wholesale and some of the retail businesses to us and Land O’Lakes, the operating performance remaining within the Agriliance operations for fiscal 2008 is primarily their retail business. Our share of the remaining agronomy joint venture earnings, net of allocated internal expenses, was $32.0 million less than in fiscal 2007. Strong demand and increased volumes for grain and oilseed products, much of it driven by increased U.S. ethanol production, contributed to improved performances by our country operations and grain marketing businesses. Our country operations earnings increased $74.5 million, primarily as a result of overall improved product margins, including historically high margins on grain and agronomy transactions. Continued market expansion into Colorado, Oklahoma and Kansas also increased country operations volumes. Our grain marketing operations improved earnings by $183.7 million during fiscal 2008 compared with fiscal 2007, primarily from increased grain volumes and improved margins on those grains. Strong earning performances from our joint ventures also contributed to these improved earnings. Volatility in the grain markets creates opportunities for increased grain margins and increased interest in renewable fuels. Changes in transportation costs, and shifting marketing patterns contributed to this volatility.

Our Processing segment generated a net loss before income taxes of $5.8 million for the year ended August 31, 2008, compared to income of $53.6 million in fiscal 2007, a decrease in earnings of $59.4 million (111%). Our share of earnings, net of allocated internal expenses, related to US BioEnergy, an ethanol manufacturing company in which we held a minority ownership interest, decreased $96.1 million for fiscal 2008 compared to fiscal 2007. During the fiscal quarter ended August 31, 2008, we recorded an impairment of $71.7 million to our investment in VeraSun, as previously discussed. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest we no longer had significant influence, and therefore no longer recognized income or losses under the equity method of accounting. In August 2006, US BioEnergy filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The effect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $15.3 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased $15.8 million during fiscal 2008 compared to fiscal 2007, primarily as the result of increased commodity prices reducing margins on the products sold compared to fiscal 2007. Oilseed processing earnings increased $23.5 million during fiscal 2008 compared to fiscal 2007, primarily due to improved margins in our crushing operations, partially offset by slightly reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, improved by $29.0 million in fiscal 2008 compared to fiscal 2007.

Corporate and Other generated income before income taxes of $12.3 million for the year ended August 31, 2008 compared to $12.2 million in fiscal 2007, an increase in earnings of $0.1 million (1%). This improvement was primarily attributable to our business solutions’ financial and hedging services.

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

Total revenues include “other revenues” generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our hedging and insurance operations.

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

Our Processing segment revenues, after elimination of intersegment revenues, of $1.3 billion increased $544.5 million (72%) during the year ended August 31, 2008 compared to fiscal 2007. Because our wheat milling and packaged foods operations are through non-consolidated joint ventures, sales revenues reported in our Processing segment are entirely from our oilseed processing operations. Higher average sales prices of processed oilseed increased revenues by $259.4 million, while processed soybean volumes increased 8%, accounting for an increase in revenues of $51.9 million. Oilseed refining revenues increased $216.6 million

(60%), of which $220.2 million was due to higher average sales prices and were partially offset by $3.6 million due to a less than 1% decrease in sales volume. Oilseed flour revenues increased $8.0 million (49%). The average selling price of processed oilseed increased $124 per ton (69%) and the average selling price of refined oilseed products increased $0.20 per pound (61%) in fiscal 2008 compared to the same period of fiscal 2007. The changes in the average selling price of products are primarily driven by the higher price of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $31.0 billion for the year ended August 31, 2008 compared to $16.1 billion for the year ended August 31, 2007, which represents a $14.9 billion (92%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $10.7 billion increased by $3.7 billion (52%) during the year ended August 31, 2008 compared to fiscal 2007. The increase in cost of goods sold was primarily due to increased per unit costs for refined fuels and propane products. On a more product-specific basis, the average cost of refined fuels increased $0.93 per gallon (47%) and volumes increased 2% compared to fiscal 2007. On average we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average cost increase was primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to fiscal 2007. The average per unit cost of crude oil purchased for the two refineries increased 67% compared to fiscal 2007. The average cost of propane increased $0.36 per gallon (33%), while volumes decreased 6% compared to fiscal 2007.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $19.1 billion increased $10.7 billion (128%) during the year ended August 31, 2008 compared to fiscal 2007. Grain cost of goods sold in our Ag Business segment totaled $14.6 billion and $7.0 billion during the years ended August 31, 2008 and 2007, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $7.6 billion (108%) compared to fiscal 2007. This was the result of an increase of $3.06 (57%) in the average cost per bushel along with a 32% net increase in bushels sold as compared to the prior year. Corn, wheat, soybeans and barley reflected the largest volume increases compared to fiscal 2007. Commodity prices on spring wheat, soybeans and corn increased compared to the prices that were prevalent during the same period in fiscal 2007. In September 2007, we began recording cost of goods sold from the distributed crop nutrients business of Agriliance reflecting $2.5 billion for the year ended August 31, 2008. Our Ag Business segment cost of goods sold, excluding the cost of grains procured through this segment, increased during the year ended August 31, 2008 compared to fiscal 2007, primarily due to higher volumes and price per unit costs for crop nutrients, energy, feed, crop protection, seed and processed sunflower products. The volume increases resulted primarily from acquisitions made and reflected in the reporting periods.

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

Gain on Investments.  Gain on investments of $29.2 million for the year ended August 31, 2008, increased by $8.6 million (42%). During fiscal 2007, we sold 540,000 shares of our CF stock, included in our Ag Business segment, for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million, reducing our ownership interest in CF to approximately 2.9%. During fiscal 2008, we sold all of our remaining 1,610,396 shares of CF stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Also during fiscal 2008 included in our Energy and Ag Business segments and Corporate and Other were gains on securities sold of $35 thousand, $9.1 million and $0.9 million, respectively. These gains were partially offset by losses on investments of $72.5 million in our Processing segment. During the fiscal quarter ended August 31, 2008, we recorded an impairment of our investment in VeraSun by $71.7 million, based on VeraSun’s market value of $5.76 per share on August 29, 2008, as previously discussed. Also in August 2006, US BioEnergy, now VeraSun, filed a registration statement with the Securities and Exchange Commission to register shares of common stock for sale in an initial public offering (IPO), and in December 2006, the IPO was completed. The affect of the issuance of additional shares of US BioEnergy was to dilute our ownership interest down from approximately 25% to 21%. Due to US BioEnergy’s increase in equity, we recognized a non-cash net gain of $15.3 million during fiscal 2007 on our investment to reflect our proportionate share of the increase in the underlying equity of US BioEnergy.

Interest, net.  Net interest of $76.5 million for the year ended August 31, 2008 increased $45.4 million (146%) compared to fiscal 2007. Interest expense for the years ended August 31, 2008 and 2007 was $100.1 million and $63.5 million, respectively, reflecting an increase of $36.6 million. The average level of short-term borrowings increased $473.0 million (149%) during the year ended August 31, 2008 compared to fiscal 2007, while the average short-term interest rate decreased 1.70% (30%). Higher commodity prices and increased volumes, primarily within our Ag Business (including the additional working capital needs from our crop nutrients business), and Processing segments, increased those segments’ interest, net by $35.1 million and $7.2 million, respectively. Also, in October 2007, we entered into a private placement with several insurance companies and banks for additional long-term debt in the amount of $400.0 million with an interest rate of 6.18%, which primarily replaced short-term debt. For the years ended August 31, 2008 and 2007, we capitalized interest of $9.8 million and $11.7 million, respectively, primarily related to construction projects in our Energy segment for financing interest on our Laurel, Montana coker project. Interest income, generated primarily from marketable securities, was $13.9 million and $20.7 million for the years ended August 31, 2008 and 2007, respectively. The net decrease in interest income of $6.8 million (33%), was primarily Corporate and Other relating to a decrease of interest income on our hedging and other services, and was partially offset by increased interest income at NCRA within our Energy segment, which primarily relates to marketable securities.

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

Our Ag Business segment generated improved earnings of $31.2 million from equity investments. Our share of equity investment earnings or losses in Agriliance and a Canadian agronomy joint venture decreased earnings by $37.0 million, primarily related to the distribution of their wholesale crop nutrient and crop protection products businesses, partially offset by improved margins for their southern retail operations. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance continues to exist as a 50-50 joint venture and primarily operates an agronomy retail distribution business. We had improvements of $65.9 million from our share of equity investment earnings in our grain marketing joint ventures during the year ended August 31, 2008 compared to fiscal 2007. The improvements in earnings of our grain marketing equity investments were primarily related to increased volumes and improved margins on those volumes at export terminals. Our country operations business reported an aggregate increase in equity investment earnings of $2.3 million from several small equity investments.

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

Minority Interests.  Minority interests of $72.2 million for the year ended August 31, 2008, decreased by $71.1 million (50%) compared to fiscal 2007. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to fiscal 2007. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

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

Liquidity and Capital Resources

On August 31, 2009, we had working capital, defined as current assets less current liabilities, of $1,626.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008.

On August 31, 2009, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion, which expires in May 2011 and a 364-day revolving facility in the amount of $300.0 million, which expires in February 2010. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. On August 31, 2009, we had no outstanding amount on our five-year revolver compared with $75.0 million outstanding on August 31, 2008. On August 31, 2009 and 2008, we had no amounts outstanding on our 364-day revolving facilities. In addition to these revolving facilities, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. On August 31, 2009 and 2008, we had no commercial paper outstanding. Late summer and early fall are typically our lowest points of seasonal borrowings. Due to the decline in commodity prices during the year ended August 31, 2009, as further discussed in “Cash Flows from Operations,” our average borrowings during the year were much lower in comparison to the year ended August 31, 2008. With our current cash balances and available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures in the foreseeable future.

In addition, our wholly-owned subsidiary, Cofina Financial, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events and general political and economic conditions. These factors are described in the cautionary statement in Part I, Item 1A of this Annual Report on Form 10-K, and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $1,735.5 million, $805.8 million and $407.3 million for the years ended August 31, 2009, 2008 and 2007, respectively. The fluctuation in cash flows from operations between fiscal 2009 and 2008 was primarily from a net decrease in operating assets and liabilities during fiscal 2009, compared to a net increase in fiscal 2008, partially offset by decreased operating earnings in fiscal 2009. Commodity prices have declined significantly during the year ended August 31, 2009, and have resulted in lower working capital needs compared to August 31, 2008. The fluctuations in cash flows from operations between fiscal 2008 and 2007 was primarily the result of a smaller net increase in operating assets and liabilities during fiscal 2008 when compared to fiscal 2007.

Our operating activities provided net cash of $1,735.5 million during the year ended August 31, 2009. Net income of $381.4 million, net non-cash expenses and cash distributions from equity investments of $345.6 million and a decrease in net operating assets and liabilities of $1,008.5 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $221.3 million, minority interests of $59.8 million, loss on investments of $56.3 million and deferred taxes of $44.0 million, which were partially offset by income from equity investments, net of redemptions from those investments, of $25.4 million. Loss on investments was previously discussed in “Results of Operations,” and is primarily comprised of the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased inventories and receivables, partially offset by a decrease in accounts payable, accrued expenses and customer advance payments on August 31, 2009 when compared to August 31, 2008. On August 31, 2009, the per bushel market prices of our three primary grain commodities, corn, spring wheat and soybeans decreased by $2.42 (43%), $3.40 (39%) and $2.32 (17%), respectively, when compared to the spot prices on August 31, 2008. In general, crude oil market prices decreased $46 per barrel (39%) on August 31, 2009 when compared to August 31, 2008. In addition, on August 31, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 45% and 71%, depending on the specific products, compared to prices on August 31, 2008. A decrease in grain inventory quantities in our Ag Business segment of 12.4 million bushels (12%) also contributed to the decrease in net operating assets and liabilities when comparing inventories at August 31, 2009 to August 31, 2008.

Our operating activities provided net cash of $805.8 million during the year ended August 31, 2008. Net income of $803.0 million and net non-cash expenses and cash distributions from equity investments of $230.0 million were partially offset by an increase in net operating assets and liabilities of $227.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $210.4 million, minority interests of $72.2 million and deferred taxes of $26.0 million, which were partially offset by income from equity investments, net of distributions, of $40.4 million and a pretax net gain on investments of $29.2 million. Gains on investments were previously discussed in “Results of Operations”, and were primarily comprised of the gain on the sale of all of our shares of CF common stock, partially off set by an impairment of our VeraSun investment. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable, accrued expenses, customer advance payments and derivative liabilities on August 31, 2008 when compared to August 31, 2007. On August 31, 2008, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $2.44 (75%), $4.64 (53%) and $1.69 (24%), respectively, when compared to the spot prices on August 31, 2007. The affect of increased grain prices on our operating assets and liabilities was partially offset by a decrease in our Ag Business segment grain inventories of 44.7 million bushels (30%) when comparing inventories at August 31, 2008 to August 31, 2007. In general, crude oil market prices increased $41 per barrel (56%) on August 31, 2008 when compared to August 31, 2007. In addition, on August 31, 2008, fertilizer commodity prices affecting our country operations retail businesses reflected increases between 73% and 248%, depending on the specific products, compared to prices on August 31, 2007.

Our operating activities provided net cash of $407.3 million during the year ended August 31, 2007. Net income of $756.7 million and net non-cash expenses and cash distributions from equity investments of $288.4 million were partially offset by an increase in net operating assets and liabilities of $637.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included minority interests of $143.2 million, depreciation and amortization, including major repair costs, of $163.8 million and deferred taxes of $50.9 million, which were partially offset by income from equity investments, net of distributions, of $43.0 million and a pretax gain on investments of $20.6 million. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable, accrued expenses, derivative liabilities and customer advances on August 31, 2007 when compared to August 31, 2006. On August 31, 2007, the per bushel market prices of our three primary grain commodities, soybeans, spring wheat and corn, increased by $3.26 (60%), $2.37 (52%) and $0.92 (40%), respectively, when compared to the spot prices on August 31, 2006. In addition, grain inventories in our Ag Business segment increased by 39.6 million bushels (36%) when comparing inventories at August 31, 2007 to August 31, 2006. In general, crude oil prices increased $4 per barrel (5%) on August 31, 2007 when compared to August 31, 2006.

Crude oil prices have increased significantly over the fiscal 2009 low price, likely driven to a large extent by the weakness in the U.S. dollar relative to other world currencies. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Grain prices were volatile during fiscal 2008 and 2007, and although they have declined significantly during fiscal 2009, we anticipate continued price volatility, but within a narrower band of real values.

Cash Flows from Investing Activities

For the years ended August 31, 2009, 2008 and 2007, the net cash flows used in our investing activities totaled $289.9 million, $663.7 million and $530.0 million, respectively.

Excluding investments in fiscal 2008, further discussed below, the acquisition of property, plant and equipment comprised the primary use of cash totaling $315.5 million, $318.6 million and $373.3 million for the years ended August 31, 2009, 2008 and 2007, respectively. Included in our total acquisitions of property, plant and equipment for fiscal 2009 were capital expenditures for an Environmental Protection Agency mandated regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. We anticipate the combined capital expenditures to reduce the current gasoline benzene levels to the regulated levels for our Laurel, Montana and NCRA refineries to be approximately $134 million, of which $33 million was spent during the year ended August 31, 2009. Included in our total acquisitions of property, plant and equipment for fiscal 2008 and 2007 were capital expenditures for the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, in the amounts of $132.5 million and $221.5 million, respectively. The coker project was completed in fiscal 2008, and allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. For the year ending August 31, 2010, we expect total expenditures for the acquisition of property, plant and equipment to be approximately $490.8 million.

Expenditures for major repairs related to our refinery turnarounds were $1.8 million, $21.7 million and $34.7 million during the years ended August 31, 2009, 2008 and 2007, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2009, the aggregate capital expenditures for us and NCRA related to these settlements was approximately $37 million, and we anticipate spending an additional $3 million over the next few years. We do not believe that the settlements will have a material adverse effect on us, or NCRA.

Investments made during the years ended August 31, 2009, 2008 and 2007, totaled $120.2 million, $370.2 million and $95.8 million, respectively.

During the year ended August 31, 2007, we invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., headquartered in Sao Paulo, Brazil. The venture, included in our Ag Business segment, operates grain storage, export facilities and grain production and builds on our South American soybean origination. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations. During fiscal 2009, we invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of their operations. Our current ownership interest is 39.35%.

We have opened additional international offices between July 2007 and August 2009, which are included in our Ag Business segment. These include Geneva, Switzerland; Kiev, Ukraine; and Vostok, Russia for sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide. We have announced our commitment to invest approximately $30 million in a construction project in the port of Odessa, Ukraine, with the resulting port facility to have grain storage capacity of 120,000 metric tons and the ability to load Panamax vessels at a pace of 20,000 metric tons per day. Offices in Hong Kong and Shanghai, China serve Pacific Rim customers receiving grains and oilseeds from our origination points in North and South America. The most recent grain merchandising office opened during fiscal 2009 is located in Barcelona, Spain, and subsequent to our fiscal year ended August 31, 2009, we opened another office in Buenos Aires, Argentina.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment. During the years ended August 31, 2009 and 2008, we made capital contributions to Ventura Foods of $35.0 million and $20.0 million, respectively.

As previously discussed, in September 2007, Agriliance distributed its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continues to operate its retail distribution business while further repositioning of that business occurs during fiscal 2010. During the year ended August 31, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, and Land O’Lakes paid us $8.3 million for additional assets distributed to them by Agriliance related to joint venture ownership interests. In addition, during the year ended August 31, 2008, our net contribution to Agriliance was $235.0 million, which supported their working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance.

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

We purchased $70.0 million of common stock in US BioEnergy, an ethanol production company, during the year ended August 31, 2006, which is reflected in our Processing segment. During the years ended August 31, 2007 and 2008, we made additional investments of $45.4 million and $6.5 million, respectively.

Cash acquisitions of businesses, net of cash received, totaled $76.4 million, $47.0 million and $15.1 million during the years ended August 31, 2009, 2008 and 2007, respectively. As previously discussed, Cofina Financial became a wholly-owned subsidiary in fiscal 2009 when we purchased the remaining 51% ownership interest for $53.3 million. The purchase included cash of $40.2 million, representing a $48.5 million payment net of cash received of $8.3 million, and the assumption of certain liabilities of $4.8 million. Also during fiscal 2009, our Ag Business segment had acquisitions of $36.2 million. In fiscal 2008, we purchased a soy-based food ingredients business included in our Processing segment and an energy and convenience store business included in our Energy segment. In addition, we acquired and paid for a distillers dried grain business included in our Ag Business segment during fiscal 2008 and 2007.

Various other cash acquisitions of intangible assets totaled $2.4 million, $3.4 million and $9.1 million during the years ended August 31, 2009, 2008 and 2007, respectively.

Partially offsetting our cash outlays for investing activities for the year ended August 31, 2009, were changes in notes receivable that resulted in a net increase in cash flows of $123.3 million. This net increase primarily includes an increase in cash flows of $161.2 million from Cofina Financial notes receivable from its customers, partially offset by a decrease in cash flows of $17.1 million from additional related party notes receivable at NCRA from its minority owners. For the years ended August 31, 2008 and 2007, changes in notes receivable resulted in net decreases in cash flows of $67.1 million and $29.3 million, respectively. During fiscal 2008, $46.0 million of the net decrease in cash flows resulted from a note receivable from Cofina Financial, prior to it becoming a wholly-owned subsidiary, and the balance was primarily from related party notes receivable at NCRA from its minority owners. For fiscal 2007, the changes in notes receivable were primarily from related party notes receivable at NCRA.

Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2009, 2008 and 2007, were proceeds from the sale of investments of $41.8 million, $122.1 million and $10.9 million, respectively, which were previously discussed in “Results of Operations.” These proceeds were primarily from the sale of an agronomy investment and our NYMEX Holdings common stock during fiscal 2009, and the sale of our CF common stock in fiscal 2008 and 2007. In addition, for the years ended August 31, 2009, 2008 and 2007, we received redemptions of investments totaling $39.8 million, $43.0 million and $4.9 million, respectively, and received proceeds from the disposition of property, plant and equipment of $10.8 million, $9.3 million and $13.5 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility. In February 2009, we renewed our 364-day revolver with a syndication of banks for a committed amount of $300.0 million. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2008, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $15.7 million of its inventories and receivables as of August 31, 2009. On August 31, 2009 and 2008, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $19.2 million and $106.2 million, respectively, with interest rates ranging from 0.96% to 8.50% on August 31, 2009. Proceeds from our long-term borrowings totaling $600.0 million during the year ended August 31, 2008, were used to pay down our five-year revolver and are explained in further detail below.

During the year ended August 31, 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On August 31, 2009 and 2008, we had no commercial paper outstanding.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $212.0 million as of August 31, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and/or Eurodollar rates, with a weighted average Eurodollar interest rate of 1.77% as of August 31, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $101.7 million as of August 31, 2009. As of August 31, 2009, $64.7 million of related loans receivable were accounted for as sales when they were surrendered in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $37.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $95.2 million as of August 31, 2009, of which $74.2 million was borrowed under these commitments with an interest rate of 2.04%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 1.00% to 1.50% as of August 31, 2009, and are due upon demand. Borrowings under these notes totaled $116.5 million as of August 31, 2009.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks, for which we paid the note in full during the year ended August 31, 2009. The amount outstanding on August 31, 2008, was $49.2 million. Repayments of $49.2 million, $26.2 million and $23.0 million were made on this facility during the three years ended August 31, 2009, 2008 and 2007, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments during the years 2008 through 2013. During each of the years ended August 31, 2009 and 2008, repayments totaled $37.5 million.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During each of the years ended August 31, 2009, 2008 and 2007, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the years ended August 31, 2009, 2008 and 2007.

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

Through NCRA, we had revolving term loans that were paid in full during the year ended August 31, 2009. The amount outstanding on August 31, 2008 was $0.5 million. Repayments of $0.5 million, $2.5 million and $3.0 million were made during the years ended August 31, 2009, 2008 and 2007, respectively.

On August 31, 2009, we had total long-term debt outstanding of $1,072.0 million, of which $150.0 million was bank financing, $899.8 million was private placement debt and $22.2 million was industrial revenue bonds and other notes and contracts payable. On August 31, 2008, we had long-term debt outstanding of $1,194.9 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $10.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2009. The aggregate amount of long-term debt payable as of August 31, 2009 was as follows (dollars in thousands):

2010	$83,492
2011	112,389
2012	95,209
2013	181,127
2014	154,959
Thereafter	444,777

$1,071,953

We did not have any new long-term borrowings during the year ended August 31, 2009. During the years ended August 31, 2008 and 2007, we borrowed on a long-term basis, $600.0 million and $4.1 million,

respectively. During the years ended August 31, 2009, 2008 and 2007, we repaid long-term debt of $118.9 million, $99.5 million and $60.9 million, respectively.

Other Financing

Distributions to minority owners for the years ended August 31, 2009, 2008 and 2007 were $21.1 million, $63.1 million and $76.8 million, respectively, and were primarily related to NCRA.

During the year ended August 31, 2009, changes in checks and drafts outstanding resulted in a decrease in cash flows of $119.3 million, and during the years ended August 31, 2008 and 2007, resulted in an increase in cash flows of $61.1 million and $85.4 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage dividend. The patronage earnings from the fiscal year ended August 31, 2008, were primarily distributed during the second fiscal quarter of the year ended August 31, 2009, and totaled $648.9 million. The cash portion of this distribution, deemed by the Board of Directors to be 35% was $227.6 million. During the years ended August 31, 2008 and 2007, we had patronage refunds of $557.2 million and $379.9 million, respectively, of which the cash portion was $195.0 million and $133.1 million, respectively.

Total patronage for the year ended August 31, 2009, is expected to be approximately $426.5 million. The cash portion of this distribution, determined by the Board of Directors to be 35% and to be distributed in fiscal 2010, is expected to be approximately $149.3 million and is classified as a current liability on the August 31, 2009 Consolidated Balance Sheet in dividends and equities payable. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling approximately $60.0 million, will be offset against the fiscal 2008 wholesale crop nutrients and CF patronage through the cancellation of capital equity certificates.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2009, that will be distributed in fiscal 2010, to be approximately $50.1 million. These expected distributions are classified as a current liability on the August 31, 2009 Consolidated Balance Sheet.

For the years ended August 31, 2009, 2008 and 2007, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $49.7 million, $81.8 million and $70.8 million, respectively. An additional $49.9 million, $46.4 million and $35.9 million of capital equity certificates were redeemed in fiscal 2009, 2008 and 2007, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $25.90, $25.65 and $26.09, which was the closing price per share of the stock on the NASDAQ Global Select Market on January 23, 2009, February 11, 2008 and February 8, 2007, respectively.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2009, we had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the years ended August 31, 2009, 2008 and 2007, were $20.0 million, $16.3 million and $13.1 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2009, 2008 and 2007, was $61.1 million, $58.3 million and $44.3 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2009 were as follows:

Total
(Dollars in millions)

2010	$43.3
2011	32.5
2012	25.0
2013	16.6
2014	9.1
Thereafter	20.7

Total minimum future lease payments	$147.2

Guarantees:

We are a guarantor for lines of credit for related companies. Our bank covenants allow maximum guarantees of $500.0 million, of which $17.3 million was outstanding on August 31, 2009. The underlying loans to the counterparties, for which we provide guarantees, are current as of August 31, 2009.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2009 which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$246,872	$246,872
Long-term debt(1)	1,071,953	83,492	$207,598	$336,086	$444,777
Interest payments(2)	269,243	62,663	104,690	66,300	35,590
Operating leases	147,196	43,299	57,476	25,717	20,704
Purchase obligations(3)	4,245,997	2,880,360	1,316,148	44,731	4,758
Other liabilities(4)	341,194		90,153	111,836	139,205

Total obligations	$6,322,455	$3,316,686	$1,776,065	$584,670	$645,034

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2009.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations, $1,370.1 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities include the long-term portion of deferred compensation, deferred income taxes and contractual redemptions, and are included on our Consolidated Balance Sheet. Of our total other liabilities on our Consolidated Balance Sheet in the amount of $428.9 million, the timing of the payments of $87.8 million of such liabilities cannot be determined.

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

Deferred Tax Assets

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of loss carryforwards and tax benefits primarily passed to us from National Cooperative Refinery Association (NCRA), which are associated with refinery upgrades that enable NCRA to produce ultra-low sulfur fuels. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire. Our capital loss carryforwards are available to offset future capital gains. If we do not generate enough capital gains to offset these carryforwards they will also expire.

Uncertain Tax Positions

Tax benefits related to uncertain tax positions are recognized in our financial statements if it is more likely than not that the position would be sustained upon examination by a tax authority that has full knowledge of all relevant information. The benefits are measured using a cumulative probability approach.

Under this approach, we record in our financial statements the greatest amount of tax benefits that have a more than 50% probability of being realized upon final settlement with the tax authorities. In determining these tax benefits, we assign probabilities to a range of outcomes that we feel we could ultimately settle on with the tax authorities using all relevant facts and information available at the reporting date.

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

We have asset retirement obligations with respect to certain of our refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain refinery and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2009, since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations.” SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. The impact on our consolidated financial statements of adopting SFAS No. 141(R) will depend on the nature and terms of business combinations completed beginning in our first quarter of fiscal 2010.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting SFAS No. 141(R)-1 will depend on the nature and terms of business combinations completed beginning in our first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statements of Operations and our Consolidated Statements of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. The adoption of SFAS No. 160 will affect the presentation of these items in our consolidated financial statements beginning in our first quarter of fiscal 2010.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We have chosen not to early adopt as FSP SFAS No. 132(R)-1 is only disclosure related and will not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140”. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) that was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

When we enter into a commodity purchase or sales commitment, we incur risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed price or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations. They are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

Our policy is to primarily maintain hedged positions in grain and oilseed. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and computerized procedures in our grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments, which minimizes our counterparty exposure. We evaluate that exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage our risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

A 10% adverse change in market prices would not materially affect our results of operations, financial position or liquidity, since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During fiscal 2009, we entered into an interest rate swap with a notional amount of $150.0 million, expiring in 2010, to lock in the variable interest rate for $150.0 million of our $1.3 billion five-year revolving line of credit. Cofina Financial has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $21.5 million expiring at various times through fiscal 2018, with approximately half of the notional amount expiring during or prior to fiscal 2013. As of August 31, 2009, all of our interest rate swaps, including those of Cofina Financial, do not qualify for hedge accounting due to ineffectiveness caused by repayment of the borrowings or differences in underlying terms. As a result of these not qualifying for hedge accounting, changes in fair value are recorded in earnings within interest, net on the Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. Our weighted-average interest rate on fixed rate debt outstanding on August 31, 2009 was approximately 5.9%.

FOREIGN CURRENCY RISK

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during fiscal 2009 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2009, we had no foreign currency contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2009 and 2008 is presented below.

	November 30,	February 28,	May 31,	August 31,
	2008	2009	2009	2009
	(Unaudited)
	(Dollars in thousands)

Revenues	$7,733,919	$5,177,069	$6,163,119	$6,655,809
Gross profit	320,507	214,977	158,268	186,263
Income before income taxes	156,156	96,255	78,693	112,794
Net income	137,251	82,280	64,569	97,307

	November 30,	February 29,	May 31,	August 31,
	2007	2008	2008	2008

Revenues	$6,525,386	$6,891,345	$9,336,609	$9,414,121
Gross profit	314,637	257,625	280,642	320,658
Income before income taxes	337,800	197,366	212,347	127,070
Net income	300,900	168,031	188,716	145,398

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2009, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2009, our internal control over financial reporting is effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2009.

		Director
Name and Address	Age	Region	Since

Bruce Anderson	57	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Donald Anthony	59	8	2006
43970 Road 758 Lexington, NE 68850

		Director
Name and Address	Age	Region	Since

Robert Bass	55	5	1994
E 6391 Bass Road Reedsburg, WI 53959
Dennis Carlson	48	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	57	1	1990
2153 — 330th Street North Minneota, MN 56264-1880
Steve Fritel	54	3	2003
2851 — 77th Street NE Barton, ND 58384
Jerry Hasnedl	63	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	51	4	2006
42046 — 257th Street Alexandria, SD 57311
James Kile	61	6	1992
508 W. Bell Lane St. John, WA 99171
Randy Knecht	59	4	2001
40193 — 112th Street Houghton, SD 57449
Greg Kruger	50	5	2008
N 49494 County Road Y Eleva, WI 54738
Michael Mulcahey	61	1	2003
8109 — 360th Avenue Waseca, MN 56093
Richard Owen	55	2	1999
1591 Hawarden Road Geraldine, MT 59446
Steve Riegel	57	8	2006
12748 Ridge Road Ford, KS 67842
Daniel Schurr	44	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Duane Stenzel	63	1	1993
62904 — 295th Street Wells, MN 56097
Michael Toelle	47	1	1992
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

Donald Anthony (2006):  Serves on Audit and CHS Foundation Finance and Investment committees. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Serves as chairman of Nebraska Beginning Farm Board and is a member of Ag Valley Co-op, CHS Agri-Service Center, Ag Builders of Nebraska, Nebraska Farm Bureau and Nebraska Corn Growers. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass, first vice chairman (1994):  Chairman of Audit Committee. Director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, and board member of Cooperative Network. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

Dennis Carlson (2001):  Serves on Capital and CHS Foundation Finance and Investment Committees. Director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D., and is active in several agricultural and cooperative organizations. Operates a diverse grain and livestock operation near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

Curt Eischens, second vice chairman (1990):  Chairman of Corporate Responsibility Committee. Served as a director and chairman of Farmers Co-op Association, Canby, Minn., and as chairman for Cooperative Network. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Steve Fritel (2003):  Serves on Corporate Responsibility and Government Relations committees. Director for Rugby (N.D.) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Board. Director of North Central Experiment Station Board of Visitors, past member of the Adult Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises small grains, corn, soybeans and sunflowers near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl (1995):  Serves on Capital and Government Relations committees. Previous chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Governance and CHS Foundation Finance and Investment committees. Past chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D., and member of local school and township boards. Raises corn, soybeans and hay near Alexandria, S.D., and operates a cow-calf and feeder calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

James Kile (1992):  Member of Governance and Government Relations committees. Served nearly two decades as a director and chairman of St. John (Wash.) Grange Supply. Represents CHS on the Washington State Council of Farmer Cooperatives and the Idaho Cooperative Council. Director and secretary for the SJE High School Foundation. Holds a bachelor’s degree in agricultural economics from Washington State University. Was employed in banking before returning to St. John, Wash., to operate a dryland wheat farm. Mr. Kile’s principal occupation has been farming for the last five years or longer.

Randy Knecht, assistant secretary-treasurer (2001):  Serves on Government Relations and Corporate Responsibility committees. Representative to CHS Managers Council. President of Four Seasons Cooperative, Britton, S.D. Former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well as agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Greg Kruger (2008):  Serves on Government Relations and Corporate Responsibility committees. Chairman of Countryside Cooperative, Durand, Wis., since its creation in 1998, after more than a dozen years as a cooperative director. Served two years each on the CHS Resolutions and CHS Rules and Credentials committees. Serves a wide range of agricultural and local government roles, including as president of Trempealeau County Farm Bureau and chairman of the local land use planning committee. Operates an 80-cow dairy and crop enterprise near Eleva, Wis. Mr. Kruger’s principal occupation has been farming for the last five years or longer.

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

Richard Owen (1999):  Serves on Governance and Government Relations committees. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as director and officer for Central Montana Cooperative, Lewistown, Mont., and its predecessor organization. Holds a bachelor’s degree in agricultural economics from Montana State University. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves on Capital and Government Relations committees. Director and chairman of Dodge City (Kan.), Cooperative Exchange and its predecessor companies. Previously served as director and officer for Co-op Service, Inc., advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Operates a 300-head cow-calf and stocker cattle operation and raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr (2006):  Serves on Audit and Government Relations committees. Served as director and officer for River Valley Cooperative of Mt. Joy, Iowa. Serves on Blackhawk Bank and Trust board and audit and trust committees. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agriculture from Iowa State University. Raises corn, soybeans and alfalfa near LeClaire, Iowa. Also owns and manages a beef feedlot and cow-calf herd. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

Duane Stenzel (1993):  Serves on Audit Committee and is chairman of CHS Foundation Finance and Investment Committee. Previous chairman of the former CHS Oilseed Processing and Refining Defined Board. Active in a wide range of agricultural and cooperative organizations. Member of WFS and Wells Farmers Elevator, where he served as board president and secretary. Raises soybeans, corn and sweet corn near Wells, Minn. Mr. Stenzel’s principal occupation has been farming for the last five years or longer.

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

The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2009 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Mike Mulcahey
Region 1 (Minnesota)	Duane Stenzel
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	David Kayser
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington, Utah)	Jim Kile *
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Don Anthony

*	Jim Kile is retiring and is not running for re-election.

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders can not recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2009. Officers are appointed by the Board of Directors.

Name	Age	Position

John D. Johnson	61	President and Chief Executive Officer
Jay Debertin	49	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	61	Executive Vice President — Corporate Administration
Thomas D. Larson	61	Executive Vice President — Business Solutions
Mark Palmquist	52	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz	58	Executive Vice President and Chief Financial Officer
Leon E. Westbrock	62	Executive Vice President and Chief Operating Officer, Energy

John D. Johnson, President and Chief Executive Officer (CEO), began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division and later became regional sales manager, director of sales and marketing, and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply for Harvest States Cooperatives in 1992 and president and CEO of Harvest States in 1995. Selected president and general manager of CHS upon its creation in 1998 and was named president and CEO in 2000. Serves on the boards of Ventura Foods, LLC, CF Industries Holdings, Inc., National Council of Farmer Cooperatives and the Greater Twin Cities United Way. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.

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

Patrick Kluempke, Executive Vice President — Corporate Administration, is responsible for human resources, information technology, business risk control, building and office services, board coordination, corporate planning and international relations. Served in the U.S. Army with tours in South Vietnam and South Korea as an aide to General J. Guthrie. Began his career in grain trading and export marketing. Joined CHS in 1983, has held various positions in both the operations and corporate level, and was named to his current position in 2000. Serves on the board of Ventura Foods, LLC. Holds a bachelor’s degree from St. Cloud (Minn.) State University.

Thomas D. Larson, Executive Vice President — Business Solutions, began his career as a vocational agriculture teacher and later joined the former Cenex in agronomy sales. Managed a local cooperative in Hoffman, Minn., and then returned to Cenex to hold positions in marketing, planning, agronomy services and retail operation management. Was named Executive Vice President — Member and Public Affairs in 1999 and named to his current position in 2005. Responsibilities include Ag States Group; Country Hedging, Inc.; and Cofina Financial, LLC; along with business solutions consulting, communications, public and governmental affairs, and the CHS Foundation. Serves on the boards of Cofina Financial, Ag States Group, Norick and Country Hedging. Received the National FFA Organization’s Honorary American Farmer Degree in 2006. Holds a bachelor’s degree in agricultural education from South Dakota State University.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, crop nutrients and country operations businesses in 2005. Serves on the boards of Agriliance LLC and Multigrain AG. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

John Schmitz, Executive Vice President and Chief Financial Officer (CFO), joined the former Harvest States Cooperatives in 1974. Held accounting and finance positions within the Company, including division controller. Named vice president and controller in 1986 and became CFO for CHS in 1999. Serves on the boards of National Cooperative Refinery Association and Multigrain AG. Member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and the National Society of Accountants for Cooperatives. Holds a bachelor’s degree in accounting from St. Cloud (Minn.) State University.

Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising, and managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and executive vice president of energy. Named to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Former director of Agriliance LLC and Universal Cooperatives. Named 2009 Agribusiness Leader of the Year by National Agri-Marketing Association. Holds a bachelor’s degree from St. Cloud (Minn.) State University and serves on the St. Cloud State University Foundation Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our 8% Cumulative Redeemable Preferred Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2009, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act: Mr. Hasnedl was late in filing a Form 4 relating to a transaction in February 2009, Mr. Gaylon Bratland, Vice President — Risk Management, was late in filing a Form 4 relating to a transaction in April 2009, Mr. Larson was late in filing a Form 4 relating to a transaction in July 2009 and Mr. Kluempke was late in filing a Form 4 relating to a transaction in August 2009.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following address:

CHS Inc.
Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Anthony, Mr. Bass (Chairman), Mr. Schurr and Mr. Stenzel, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

We do not believe that any member of the Audit Committee of the Board of Directors is an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, our 17-member Board of Directors is nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represent eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of CHS or a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an audit committee “financial expert.”

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

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2010.

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

Each year, the Corporate Responsibility Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual incentive pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer (CEO). The data is shared with our Board of Directors which makes final decisions regarding the Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, the Board of Directors communicates this pay information to the CEO. The CEO is not involved with the selection of the third party consultant and does not participate in, or observe, Corporate Responsibility Committee meetings. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), the Chief Executive Officer decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers and communicates base and incentive compensation levels to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

Components of Compensation

The executive compensation and benefits programs consist of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis included a combination of any of the following sources: Hay Executive Compensation Report, Hewitt Total Compensation Measurement, Mercer US Benchmark Database-Executive Positions, Towers Perrin US General Industry Executive Database and Watson Wyatt Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 389 to 2,486, with an average of 1,118. The emphasis of our executive compensation package focuses more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the CEO and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element

Base Salary	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	These factors provide the fundamental element of compensation based on competitive market practice and internal equity considerations

Annual Variable Pay	Broad-based employee short-term pay-at-risk incentive for achieving predetermined annual financial and individual performance objectives	• Provide a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives

Profit Sharing	Broad-based employee short-term pay-at-risk program for achieving predetermined Return On Equity performance levels	• Provide a direct link between employee pay and CHS’s profitability • Encourage proper expense control and containment

Long-Term Incentive Plans	Long-term pay-at-risk incentive for Senior Management to achieve predetermined triennial Return On Equity performance goals	• Provide a direct link between senior management pay and long-term strategic business objectives • Align management and member-owner interests • Encourage retention of key management

Pay Element	Definition of Pay Element	Purpose of Pay Element

Retirement Benefits	Retirement benefits under the qualified retirement benefits are identical to the broad-based retirement plans generally available to all full-time employees	These benefits are a part of our broad-based employee total rewards program
	The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income	These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	These benefits are a part of our broad-based employee total rewards program
Additional Benefits and Perquisites	Additional benefits and perquisites provided to certain officers, including our Named Executive Officers	These benefits are provided to remain competitive with comparable companies, retain individuals who are critical to CHS, facilitate the executives’ relationships with customers and to support their roles in the community

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

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined by competitive pay of comparable positions in the market, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The CEO is responsible for this process for the other Named Executive Officers. The Corporate Responsibility Committee is responsible for this process for the President and Chief Executive Officer. In accordance with Mr. Johnson’s contract, he received no increase in base pay for fiscal 2009. All other Named Executive Officers received base salary increases averaging 5.6 percent in fiscal 2009.

Annual Variable Pay:

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan for our fiscal year ended August 31, 2009. Target award levels are set with reference to competitive market compensation levels and are intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program is based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components include return on equity (ROE) level for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE levels for fiscal 2009 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

For fiscal 2009, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

	CHS Company	Business Unit	Management Business	Percent of Target
Performance Level	Performance Goal	Performance Goal	Objectives	Award

Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit	Individual performance goals	200% 100% 20% 0%

The annual variable pay awards for the Named Executive Officers are calculated by applying the percent of target award to the applicable fiscal 2009 salary range midpoint for the Named Executive Officer.

The types and relative importance of specific financial and other business objectives varies among executives depending upon their positions and the particular business unit for which they were responsible. Financial objectives are given greater weight than other individual performance objectives in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROE objectives and determines the CEO’s individual goals. The weighting of the Chief Executive Officer’s goals is 70% CHS total company ROE and 30% principle accountabilities and personal goals. The CEO approves business unit ROE objectives and determines non-financial objectives for the Named Executive Officers. The weighting of goals for the Named Executive Officers is 70% ROE and 30% principle accountabilities and personal goals. The ROE goals for the Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the position is responsible for an operating group or not. The variable pay plan is designed such that if one-year threshold non-financial and financial performance is achieved, the annual variable pay award would equal 20 percent of market competitive awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of market competitive awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of market competitive awards.

In conjunction with the annual performance appraisal process, the Board of Directors reviews the non-financial objectives, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals for the CEO. Likewise, the CEO uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards pro-rated to the number of months in the plan.

For fiscal 2009, CHS achieved an ROE of 12.9%. Annual variable pay payments for the Named Executive Officers are as follows:

John D. Johnson	$1,615,680
John Schmitz	$678,057
Leon E. Westbrock	$789,366
Mark Palmquist	$654,394
Jay Debertin	$604,107

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and CHS profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) plan account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROE achieved and are displayed in the following table:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2009	Award

14.0%	$413.8 Million	5%
12.0%	$354.7 Million	4%
10.0%	$295.6 Million	3%
9.0%	$266.0 Million	2%
8.0%	$236.5 Million	1%

Effective for fiscal 2010, threshold, target and maximum ROE goals are:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2010	Award

14.0%	$432.6 Million	5%
12.0%	$370.8 Million	4%
10.0%	$309.0 Million	3%
9.0%	$278.1 Million	2%
8.0%	$247.2 Million	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encouraging our Named Executive Officers to maximize long-term shareholder value, and retain key executives.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP is based on CHS ROE over three-year periods. The CHS Board of Directors approves the LTIP ROE goals.

Award opportunities are expressed as a percentage of a participant’s average salary range midpoint for the three-year performance period. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for LTIP to trigger a payout. The threshold, target and maximum return on equity for fiscal 2007-2009 performance period were 7%, 10% and 12%, respectively.

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan after the end of each performance period. These awards are earned over a three-year period and vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help CHS retain key executives. Participants who terminate from CHS prior to retirement forfeit all unearned and unvested LTIP award balances. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For the fiscal year 2007-2009 performance period, CHS reached the maximum level ROE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP are as follows:

John D. Johnson	$1,800,000
John Schmitz	$716,940
Leon E. Westbrock	$798,980
Mark Palmquist	$779,054
Jay Debertin	$598,406

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit pension plan. Most full-time, non-union CHS employees are eligible to participate in the plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a monthly benefit (or a lump sum if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

A Named Executive Officer’s benefit under the Pension Plan depends on 1) pay credits to the employee’s account, which are based on the Named Executive Officer’s total salary and annual variable pay for each year of employment, date of hire, age at date of hire and the length of service and 2) investment credits which are computed using the interest crediting rate and the Named Executive Officer’s account balance at the beginning of the plan year.

The amount of pay credits added to a Named Executive Officer’s account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the CHS Inc. 401(k) Plan, (the “401(k) Plan”), and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

Special Career Credits

Participants who were in the former Harvest States Cooperative Cash Balance Retirement Plan on January 1, 1988 and met certain age and service requirements on January 1, 1988 are eligible for additional credit. Mr. Johnson and Mr. Schmitz meet the requirement to receive an additional credit based on the following table:

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

CHS Inc. 401(k) Plan

The 401(k) Plan is a tax-qualified defined contribution retirement plan. Most full-time, non-union CHS employees are eligible to participate in the 401(k) Plan, including each Named Executive Officer. Participants may contribute between 1% and 50% of their pay on a pretax basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). The Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after two years of service in matching contributions made on the participant’s behalf by CHS.

Non-participants are automatically enrolled in the plan at a 3% contribution rate. Effective each January 1st, the participant’s contribution will be increased by 1%. This escalation will stop once the participant’s contribution reaches 6%.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and CHS Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and Chief Executive Officer to participate.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded by a rabbi trust, with a balance at August 31, 2009 of $4.3 million. No further contributions are being made to the trust. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ending August 31, 2009, all of the Named Executive Officers participated in the non-elective portion of the Deferred Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2009 of $42.7 million. No further contributions to the trust are planned.

Health & Welfare Benefits:

Like other CHS employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like other non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer’s annual benefit elections and varies by individual.

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

Dental, Vision, and Hearing Plan

Named Executive Officers and their dependents may participate in our Dental, Vision, and Hearing plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental, vision, and hearing expenses. The cost of this coverage is shared by both CHS and the covered Named Executive Officer.

Life, AD&D and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic Life, optional Life, Accidental Death and Dismemberment and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Basic life insurance equal to one times pay will be provided at CHS expense on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels of optional life insurance at their own expense on the same basis as other eligible full-time employees.

Short- and Long-term Disability

Named Executive Officers participate in our Short-Term Disability (“STD”) Plan on the same basis as other eligible full-time employees. The Named Executive Officers also participate in an executive Long-Term Disability (“LTD”) Plan. These plans replace a portion of income in the event that a Named Executive Officer is disabled under the terms of the plan and is unable to work full-time. The cost of STD and LTD coverage is paid by CHS.

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

Travel Assistance Program

Like other non-executive full-time CHS employees, each of the Named Executive Officers is covered by the travel assistance program. This broad-based program provides accidental death and dismemberment protection should a covered injury or death occur while on a CHS business trip.

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

Summary Compensation Table

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(5)	Compensation(1)(5)	Earnings(2)(6)	Compensation(3)(4)	Total

John D. Johnson	2009	$900,000	$3,415,680	$1,666,170	$262,086	$6,243,936
President &	2008	900,000	3,557,000	1,161,571	279,193	5,897,764
Chief Executive Officer	2007	900,000	3,542,366	1,050,906	267,018	5,760,290
John Schmitz	2009	535,700	1,394,997	362,542	118,721	2,411,960
Executive Vice President &	2008	507,700	1,403,220	221,711	114,197	2,246,828
Chief Financial Officer	2007	492,900	1,362,386	208,021	112,868	2,176,175
Leon E. Westbrock	2009	588,000	1,588,346	1,653,176	138,083	3,967,605
Executive Vice President	2008	570,700	1,576,074	1,106,259	135,199	3,388,232
	2007	554,100	1,531,554	991,223	129,683	3,206,560
Mark Palmquist	2009	588,000	1,433,448	393,335	145,841	2,560,624
Executive Vice President	2008	548,700	1,516,574	186,642	156,707	2,408,623
	2007	532,700	1,481,854	193,536	143,447	2,351,537
Jay Debertin	2009	450,000	1,202,513	309,297	166,720	2,128,530
Executive Vice President	2008	422,300	1,163,586	115,784	102,039	1,803,709
	2007	410,000	1,126,160	123,906	107,526	1,767,592

(1)	Amounts include CHS annual variable pay awards and long-term incentive awards.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and non-qualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in 2009: Mr. Johnson- $350,846; Mr. Schmitz- $58,418; Mr. Westbrock- $63,714; Mr. Palmquist- $48,082; and Mr. Debertin- $83,791, and above market earnings in 2008: Mr. Johnson- $114,047; Mr. Schmitz- $9,951; Mr. Westbrock- $12,893; Mr. Palmquist- $10,502; and Mr. Debertin- $1,725, and above market earnings in 2007: Mr. Johnson- $26,787; Mr. Schmitz- $291; Mr. Westbrock- $835; and Mr. Palmquist- $342.

(3)	Amounts include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions to qualified and non-qualified defined contribution plans, car allowance, spousal travel, sporting tickets, club dues/memberships and financial planning.

(4)	This column includes car allowance amounts as follows: Mr. Johnson- $25,800; and $15,120 each for Mr. Schmitz, Mr. Westbrock, Mr. Palmquist and Mr. Debertin.

(5)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $517,976 in 2009, $585,890 in 2008, and $206,043 in 2007.

(6)	The 2009 Change in Pension Value is an annualized value based on the 14 month period from June 30, 2008 to August 31, 2009. The total change in value is annualized by multiplying by 12/14.

Material Terms of Named Executive Officer Employment Agreement

On August 1, 2007, CHS entered into an employment agreement with Mr. Johnson, its President and Chief Executive Officer. The agreement is effective August 1, 2007 and continues, subject to the agreement’s termination provisions, through August 31, 2009. Thereafter the agreement renews for additional one year periods unless terminated by CHS upon at least one year’s prior written notice to Mr. Johnson. Mr. Johnson’s agreement was renewed for an additional year. Mr. Johnson is entitled to receive an initial annual base salary of $900,000, subject to review annually, and is eligible to receive the benefits and incentive compensation described in the agreement. If Mr. Johnson’s employment is terminated for cause (as defined in the agreement), or for a reason other than cause (as defined in the agreement) upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. After August 31, 2009, if CHS does not renew the agreement upon at least one year’s prior written notice, CHS incurs no further obligations under the agreement. Mr. Johnson may terminate his employment in his sole discretion upon thirty days’ notice, in which event he is not entitled to receive further compensation or severance. In the event of Mr. Johnson’s death during the term of the agreement, his legal representative is entitled to his base salary for the month in which his death occurred and to any other benefits otherwise due in respect of his death. In the event of Mr. Johnson’s disability during the term of the agreement, Mr. Johnson is entitled to certain continued benefits for a period not to exceed twelve months as set forth in the agreement. Under the agreement, Mr. Johnson is subject to a two-year non-compete following termination of his employment. This summary is subject to the full text of the agreement, a copy of which was previously filed and is listed as Exhibit 10.1 to this Annual Report on Form 10-K.

Explanation of Ratio of Salary and Bonus to Total Compensation

The structure of our executive compensation package is focused more on pay-at-risk through annual variable pay and long-term incentive awards in order to better align our programs with general market practices.

2009 Grants of Plan-Based Awards
Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date		Threshold	Target	Maximum

John D. Johnson	9-1-08	(1)	$180,000	$900,000	$1,800,000
	9-1-08	(2)	180,000	900,000	1,800,000
John Schmitz	9-1-08	(1)	74,998	374,990	749,980
	9-1-08	(2)	74,998	374,990	749,980
Leon E. Westbrock	9-1-08	(1)	82,320	411,600	823,200
	9-1-08	(2)	82,320	411,600	823,200
Mark Palmquist	9-1-08	(1)	82,320	411,600	823,200
	9-1-08	(2)	82,320	411,600	823,200
Jay Debertin	9-1-08	(1)	63,000	315,000	630,000
	9-1-08	(2)	63,000	315,000	630,000

(1)	Represents range of possible awards under our 2009 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2009 is presented in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)	Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2009-2011 performance period. Goals are based on achieving a three-year ROE of 8%, 10% and 14%. Awards are earned over a three-year period and vest over an additional 28-month period.

Grants Based Award Table Material Terms of Awards Disclosed in Table

The material terms of annual variable pay and long term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis.

Pension Benefits Table

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefits	Fiscal Year

John D. Johnson(1)	CHS Inc. Pension Plan	32.8330	$660,443	$0
	SERP	32.8330	4,775,517	0
	Special SERP	32.8330	2,840,331	0
John Schmitz(1)	CHS Inc. Pension Plan	34.9167	602,654	0
	SERP	34.9167	1,112,490	0
Leon E. Westbrock(1)	CHS Inc. Pension Plan	28.1667	763,791	0
	SERP	28.1667	6,936,572	0
Mark Palmquist	CHS Inc. Pension Plan	30.0000	492,586	0
	SERP	30.0000	1,188,780	0
Jay Debertin	CHS Inc. Pension Plan	25.2500	357,059	0
	SERP	25.2500	563,703	0

(1)	An executive is eligible for early retirement in both the CHS Inc. Pension Plan and the Supplemental Executive Retirement Plan.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the CHS Inc. Pension Plan and CHS Inc. SERP. It also includes the accrued benefit of Mr. Johnson’s Special SERP.

For a discussion of the material terms and conditions of the Pension Plan, the SERP and the Special SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 to this Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

•	Discount rate of 5.75%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•	Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 62 for Mr. Westbrock and age 65 for all others). The early retirement benefits under the CENEX formula and the Farmer’s Union Central Exchange, Inc. formula are both currently described under the Pension Benefits Table. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance. Early retirement is not defined under the Special SERP; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment and payments under the grandfather formula of the Pension Plan assume a single-life annuity. SERP benefits are payable as a lump sum.

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

Under the CENEX formula, terminated or retired employees who are at least age 55 with 10 years of vesting service may elect a reduced early retirement benefit. These reductions are 6 2/3% per year for five years and 3 1/3% per year thereafter. Mr. Westbrock is currently eligible for early retirement under this plan benefit.

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

Mr. Palmquist’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in the “Compensation Discussion and Analysis” converted to a life only monthly annuity.

Mr. Debertin’s retirement benefit at retirement will be equal to his accumulated benefit under the Pension Plan and SERP, as described in the “Compensation Discussion and Analysis” converted to a life only monthly annuity.

2009 Nonqualified Deferred Compensation Table

	Executive	Registrant		Aggregate	Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings (Loss)	Withdrawals/	at Last Fiscal Year
Name	Last Fiscal Year(3)	Last Fiscal Year(1)	in Last Fiscal Year(4)	Distributions	End (1),(2)

John D. Johnson	$0	$2,379,972	$1,215,475	$2,137,469	$18,040,112
John Schmitz	0	776,962	203,967	0	3,474,506
Leon E. Westbrock	0	874,705	240,882	1,300,028	3,617,446
Mark Palmquist	0	841,916	175,415	807,419	2,776,353
Jay Debertin	517,976	639,819	(1,220,200)	0	5,075,387

(1)	Deferrals under the Deferred Compensation Plan are made by the Named Executive Officer. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, 401(k) match plus Mr. Johnson’s Special SERP.

(2)	Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include roll-overs, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. Named Executive Officers may change their investment election daily with a maximum of 12 changes per year. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)	The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer.

Post Employment

The Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service. The CEO is the only Named Executive Officer with an employment agreement which is for a three-year term, which provides for a one-year notice in the case employment is terminated without just cause. His severance package follows the same broad-based severance plan as other employees including the other Named Executive Officers. In accordance with their years of service and current base pay levels, the Named Executive Officers severance pay would be as follows:

John D. Johnson	$900,000
John Schmitz	$535,700
Leon E. Westbrock	$588,000
Mark Palmquist	$588,000
Jay Debertin	$432,692

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

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2009. Through August 31, 2009, each director was provided annual compensation of $48,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on meetings other than regular board meetings and the CHS Annual Meeting. Effective September 1, 2006, the number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

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

Some of the retirement benefits are funded by a rabbi trust, with a balance at August 31, 2009 of $0.4 million. The Board of Directors intent is to fully fund the rabbi trust.

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

Director Life Insurance

Current and retired directors were required to take possession of their whole life insurance policies by December 31, 2008. For directors whose policies are not yet paid up, they have 12 months from the date the last premium was paid to take possession of the policy. As of August 31, 2009, the ownership of each policy was transferred to the Director. We discontinued offering whole life insurance to new directors beginning service after September 1, 2006. However, those directors will have the ability to purchase additional term insurance that is offered to our active CHS employees, but at their own expense. Directors may purchase additional optional supplemental coverage and dependent life insurance at their own expense.

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the fiscal year in which the fees will be earned, or in the case of newly elected directors, upon election. Directors are eligible to participate in the Deferred Compensation Plan which allows Directors to voluntarily defer receipt of up to 100% of their board fees. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year, the following Directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Bass, Mr. Hasnedl, Mr. Mulcahey, Mr. Riegel and Mr. Toelle.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2009 of $42.7 million. This amount includes both director and executive accounts. No further contributions to the trust are planned. Both non-elective and voluntary deferrals under the Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the Internal Revenue Code.

Director Compensation Table

		Change in Pension Value
		and Nonqualified
	Fees Earned or	Deferred Compensation	All Other
Name(1)	Paid in Cash(4)	Earnings(2)	Compensation(3)	Total

Bruce Anderson	$71,400	$66,605	$10,641	$148,646
Donald Anthony	67,800	33,390	10,641	111,831
Robert Bass	72,900	64,590	13,045	150,535
Dennis Carlson(5)	65,550	28,076	10,741	104,367
Curt Eischens	68,400	48,355	11,881	128,636
Steven Fritel	63,750	35,411	14,862	114,023
Robert Grabarski	21,600	43,079	15,778	80,457
Jerry Hasnedl(5)	69,900	22,928	10,291	103,119
David Kayser	60,300	21,994	17,374	99,668
James Kile	62,100	16,166	10,641	88,907
Randy Knecht	67,500	50,041	10,718	128,259
Greg Kruger	48,600	10,005	745	59,350
Michael Mulcahey	63,450	34,156	11,449	109,055
Richard Owen	67,800	48,365	10,641	126,806
Steve Riegel	64,200	30,755	10,641	105,596
Daniel Schurr	60,750	16,277	17,869	94,896
Duane Stenzel(5)	65,850	3,236	10,641	79,727
Michael Toelle	83,400	38,625	17,374	139,399

(1)	Change in board membership includes: Mr. Grabarski was not re-elected to the Board effective December 5, 2008 and Mr. Kruger was elected to the Board, effective December 5, 2008.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including, age, service, pension benefit elected (lump sum or annuity — see above), discount rate and mortality factor used to calculate the benefit due.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Mr. Bass, $484; Mr. Toelle, $94; Mr. Fritel, $41; Mr. Hasnedl, $137; Mr. Knecht, $92; and Mr. Mulcahey, $23.

(3)	All other compensation includes health and life insurance premiums, conference and registration fees, meals and related spouse expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in life and health insurance premiums which are due to several factors including the director’s age, length of service and the number of dependents covered by health care benefits.

— Health care premiums paid for directors include: Mr. Anderson, $9,896; Mr. Anthony, $9,896; Mr. Bass, $12,300; Mr. Carlson, $9,896; Mr. Eischens, $11,136; Mr. Fritel, $14,082; Mr. Grabarski, $15,528; Mr. Hasnedl, $9,896; Mr. Kayser, $17,124; Mr. Kile, $9,896; Mr. Knecht, $9,896; Mr. Mulcahey, $9,896; Mr. Owen, $9,896; Mr. Riegel, $9,896; Mr. Schurr, $17,124; Mr. Stenzel, $9,896; and Mr. Toelle, $17,124;

— Life insurance premiums paid for directors include: Mr. Fritel, $35; and Mr. Mulcahey, $662.

(4)	Of this amount, the following directors defer the succeeding amounts to the Deferred Compensation Plan: Mr. Bass, $6,400; Mr. Hasnedl, $6,000; Mr. Mulcahey, $6,000; Mr. Riegel, $3,200; and Mr. Toelle, $6,000.

(5)	Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director’s retirement plan. All other directors will receive a monthly annuity upon retirement.

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

Respectfully submitted,

Curt Eischens — Chairman
Greg Kruger
Steven Fritel
Randy Knecht

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2009 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class (1)

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	420 shares	(2)	*
	Bruce Anderson	351 shares		*
	Donald Anthony	100 shares		*
	Robert Bass	120 shares		*
	Dennis Carlson	710 shares	(2)	*
	Curt Eischens	120 shares		*
	Steve Fritel	1,655 shares		*
	Jerry Hasnedl	975 shares		*
	David Kayser	0 shares		*
	James Kile	570 shares	(2)	*
	Randy Knecht	438 shares	(2)	*
	Gregory Kruger	0 shares		*
	Michael Mulcahey	100 shares		*
	Richard Owen	240 shares		*
	Steve Riegel	210 shares		*
	Daniel Schurr	0 shares		*
	Duane Stenzel	1,250 shares		*
Named Executive Officers:
	John D. Johnson	7,220 shares	(2)	*
	Jay Debertin	1,200 shares		*
	Patrick Kluempke	2,000 shares		*
	Thomas D. Larson	725 shares		*
	Mark Palmquist	283 shares		*
	John Schmitz	1,400 shares	(2)	*
	Leon E. Westbrock	3,000 shares		*

	Directors and executive officers as a group	23,087 shares		*

(1)	As of August 31, 2009, there were 10,976,107 shares of 8% Cumulative Redeemable Preferred Stock Outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2009, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

	Product Sales	Patronage
Name	and Purchases	Dividends

Bruce Anderson	$306,701	$17,509
Curt Eischens	818,477	4,446
Steve Fritel	319,362	19,821
Jerry Hasnedl	1,069,409	119,495
David Kayser	858,546	41,564
Michael Mulcahey	306,924	1,554
Michael Toelle	1,473,800	49,962

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

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ Global Select Market:

Bruce Anderson	Donald Anthony
Robert Bass	Dennis Carlson
Steve Fritel	Jerry Hasnedl
David Kayser	James Kile
Randy Knecht	Greg Kruger
Michael Mulcahey	Richard Owen
Steve Riegel	Daniel Schurr
Duane Stenzel	Michael Toelle

Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to the NASDAQ rules from the NASDAQ director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The NASDAQ exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the fiscal years ended August 31, 2009 and 2008:

	(Dollars in thousands)
Description of Fees	2009	2008

Audit Fees(1)	$1,609	$1,461
Audit — Related Fees(2)	90	86
Tax Fees(3)	24	—
All Other Fees	—	—

Total	$1,723	$1,547

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

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

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End
	of Year	and Expenses	Other Accounts	of Recoveries	of Year
	(Dollars in thousands)

Allowances for Doubtful Accounts
2009	$73,651	$32,019		$(6,645)	$99,025
2008	62,960	20,691		(10,000)	73,651
2007	53,898	12,358		(3,296)	62,960

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 10, 2009 appearing on page F-1 of this Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 10, 2009

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
3.2		Bylaws of CHS Inc. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).
4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).
4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).
4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).
10.1		Amended and Restated Employment Agreement between John D. Johnson and CHS Inc., effective as of August 1, 2007 (Incorporated by reference to our Current Report on Form 8-K filed August 10, 2007).
10.2		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.2A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10.3		Cenex Harvest States Cooperatives Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10	.3A	Amendment No. 4 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10	.3B	Amendment No. 5 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.3C	Amendment No. 6 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.3D	Amendment No. 7 to the CHS Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).
10.4		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.5		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).
10.6		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001).
10	.6B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.6D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.7		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10.8		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10	.8A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).
10.9		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).
10	.9A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.10		2006 Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of May 18, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).
10	.10A	First Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 8, 2007 (Incorporated by reference to our Current Report on Form 8-K filed May 11, 2007).
10	.10B	Second Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated October 18, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).
10	.10C	Third Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated March 5, 2008 (Incorporated by reference to our Current Report on Form 8-K filed March 6, 2008).
10	.10D	Fourth Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008 filed July 10, 2008).
10	.10E	Fifth Amendment to 2006 Amended and Restated Credit Agreement by and among CHS Inc., CoBank, ACB and the Syndication Parties, dated February 10, 2009 (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2009).
10.11		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10	.11A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10.12		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10	.12A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).
10.13		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.14		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004).
10	.14A	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to our Current Report on Form 8-K filed December 20, 2005).
10	.14B	Third Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10	.14C	Fifth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).
10	.14D	Sixth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).
10.15		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).
10	.15A	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).
10	.15B	Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).
10.16		Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.17		Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).
10	.17A	First Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10	.17B	Second Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).
10	.17C	Third Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10	.17D	Fourth Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).
10.18		New Plan Participants 2008 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan.(*)
10.19		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan.(*)
10.20		Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).
10.21		CHS Inc. Deferred Compensation Plan Appendix B to Prospectus dated October 28, 2008.(*)
10.22		New Plan Participants (Board of Directors) 2009 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan.(*)
10.23		City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.24		Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.25		Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.26		Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).
10.27		Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.28		Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
10.29		Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.30		Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 20, 2007).
10.31		$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).
10	.31A	First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.32		Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of February 14, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 15, 2008).
10	.32A	First Amendment to Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10	.30B	Second Amendment to Credit Agreement (364-day Revolving Loan) by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of February 10, 2009 (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2009).
10.33		$75 Million Uncommitted Demand Facility by and between CHS Europe S.A. and Fortis Bank (Nederland) N.V. dated April 18, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.34		$60 Million Uncommitted Trade Finance Facility by and between CHS Europe S.A. and Societe Generale dated June 6, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).
10.35		$70 Million Uncommitted Transactional Facility by and between CHS Europe S.A. and BNP Paribas dated July 17, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).
10.36		$50 Million Private Shelf Agreement by and between CHS Inc. and John Hancock Life Insurance Company dated as of August 11, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).
10.37		Base Indenture dated August 10, 2005 between Cofina Funding, LLC as Issuer and U.S. Bank National Association as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.38		Amendment No. 1 to Base Indenture dated as of November 18, 2005 by and among Cofina Funding, LLC (the “Issuer”), Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.39		Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Isley Bank (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.40		Purchase and Sale Agreement dated as of August 10, 2005 between Cofina Funding, LLC, as Purchaser and Cofina Financial, LLC, as Seller (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.41		Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer; U.S. Bank National Association, as Trustee; and U.S. Bank National Association, as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.42	Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Cofina Financial, LLC, as Servicer; and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.43	Omnibus Amendment and Agreement dated as of August 30, 2005 by and among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Cenex Finance Association, Inc. (the “Guarantor”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.44	Series 2005-A Supplement dated as of August 10, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.45	Note Purchase Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Bank Hapoalim B.M. as Funding Agent; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.46	Series 2005-B Supplement dated as of November 18, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.47	Note Purchase Agreement dated as of November 18, 2005 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.48	First Amendment to Note Purchase Agreement dated as of November 6, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M., as Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.49	Omnibus Amendment and Agreement dated as of May 11, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.50	Omnibus Amendment and Agreement No. 2 dated as of October 1, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.51	Omnibus Amendment and Agreement No. 3 dated as of May 16, 2008 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); Venus Funding Corporation (the “Conduit Purchaser”) and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.52	Series 2006-A Supplement dated as of February 21, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.53	Note Purchase Agreement dated as of February 21, 2006 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.54	First Amendment to Note Purchase Agreement dated as of February 20, 2007 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.55	Second Amendment to Note Purchase Agreement dated as of February 19, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.56	Series 2006-B Supplement dated as of May 16, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.57	Note Purchase Agreement dated as of May 16, 2006 among Cofina Funding, LLC, as Issuer; Voyager Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.58	First Amendment to Note Purchase Agreement dated as of May 15, 2007 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.59	Second Amendment to Note Purchase Agreement dated as of May 13, 2008 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.60	Series 2008-A Supplement dated as of November 21, 2008 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.61	Note Purchase Agreement dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer; Victory Receivables Corporation, as the Conduit Purchaser; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.62	Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).
10.63	Amended and Restated Loan Origination and Participation Agreement dated as of October 31, 2006 by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.64	Amendment dated December 11, 2006 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.65	Amendment dated January 5, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
10.66	Amendment dated December 12, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).
21.1	Subsidiaries of the Registrant.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
24.1	Power of Attorney.(*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(*)	Filed herewith.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2009.

CHS INC.

By:	/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2009:

Signature	Title

/s/ John D. Johnson John D. Johnson	President and Chief Executive Officer (principal executive officer)

/s/ John Schmitz John Schmitz	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Jodell Heller Jodell Heller	Vice President and Controller (principal accounting officer)

Michael Toelle*	Chairman of the Board of Directors

Bruce Anderson*	Director

Don Anthony*	Director

Robert Bass*	Director

Dennis Carlson*	Director

Curt Eischens*	Director

Steve Fritel*	Director

Jerry Hasnedl*	Director

Signature		Title

David Kayser*		Director

James Kile*		Director

Randy Knecht*		Director

Greg Kruger*		Director

Michael Mulcahey*		Director

Richard Owen*		Director

Steve Riegel*		Director

Dan Schurr*		Director

Duane Stenzel*		Director

*By	/s/ John D. Johnson John D. Johnson Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

November 10, 2009
Minneapolis, Minnesota

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	August 31
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$772,599	$136,540
Receivables	1,827,749	2,307,794
Inventories	1,526,280	2,368,024
Derivative assets	171,340	369,503
Other current assets	447,655	667,338

Total current assets	4,745,623	5,849,199
Investments	727,925	784,516
Property, plant and equipment	2,099,325	1,948,305
Other assets	296,972	189,958

Total assets	$7,869,845	$8,771,978

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$246,872	$106,154
Current portion of long-term debt	83,492	118,636
Customer credit balances	274,343	224,349
Customer advance payments	320,688	644,822
Checks and drafts outstanding	86,845	204,896
Accounts payable	1,289,139	1,838,214
Derivative liabilities	306,116	273,591
Accrued expenses	308,720	374,898
Dividends and equities payable	203,056	325,039

Total current liabilities	3,119,271	4,110,599
Long-term debt	988,461	1,076,219
Other liabilities	428,949	423,742
Minority interests in subsidiaries	242,862	205,732
Commitments and contingencies
Equities	3,090,302	2,955,686

Total liabilities and equities	$7,869,845	$8,771,978

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2009	2008	2007
	(Dollars in thousands)

Revenues	$25,729,916	$32,167,461	$17,215,992
Cost of goods sold	24,849,901	30,993,899	16,129,233

Gross profit	880,015	1,173,562	1,086,759
Marketing, general and administrative	355,299	329,965	245,357

Operating earnings	524,716	843,597	841,402
Loss (gain) on investments	56,305	(29,193)	(20,616)
Interest, net	70,487	76,460	31,098
Equity income from investments	(105,754)	(150,413)	(109,685)
Minority interests	59,780	72,160	143,214

Income before income taxes	443,898	874,583	797,391
Income taxes	62,491	71,538	40,668

Net income	$381,407	$803,045	$756,723

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2009, 2008 and 2007
						Accumulated
	Capital	Nonpatronage			Unallocated	Other	Allocated
	Equity	Equity	Preferred	Patronage	Capital	Comprehensive	Capital	Total
	Certificates	Certificates	Stock	Refunds	Reserve	Income (Loss)	Reserve	Equities
	(Dollars in thousands)

Balances, September 1, 2006	$1,180,083	$27,173	$150,512	$243,100	$431,446	$13,102	$8,050	$2,053,466
Dividends and equity retirement determination	116,919			130,900	1,955			249,774
Patronage distribution	246,802			(374,000)	(5,860)			(133,058)
Equities retired	(70,402)	(382)						(70,784)
Capital equity certificates exchanged for preferred stock	(35,899)		35,899		(145)			(145)
Equities issued	10,132							10,132
Preferred stock dividends					(13,104)			(13,104)
Other, net	(3,203)	(145)			168		(9)	(3,189)
Comprehensive income:
Net income				550,000	206,723			756,723
Other comprehensive income						62,353		62,353

Total comprehensive income								819,076

Adjustment to initially apply FASB Statement No. 158						(62,419)		(62,419)
Dividends and equities payable	(179,381)			(192,500)	(2,413)			(374,294)

Balances, August 31, 2007	1,265,051	26,646	186,411	357,500	618,770	13,036	8,041	2,475,455
Dividends and equity retirement determination	179,381			192,500	2,413			374,294
Patronage distribution	362,206			(550,000)	(7,210)			(195,004)
Equities retired	(81,295)	(500)						(81,795)
Capital equity certificates exchanged for preferred stock	(46,364)		46,364		(135)			(135)
Equities issued	4,680							4,680
Preferred stock dividends					(16,288)			(16,288)
Other, net	(2,057)	(804)			429		(17)	(2,449)
Comprehensive income:
Net income				652,000	151,045			803,045
Other comprehensive loss						(81,078)		(81,078)

Total comprehensive income								721,967

Dividends and equities payable	(93,823)			(228,200)	(3,016)			(325,039)

Balances, August 31, 2008	1,587,779	25,342	232,775	423,800	746,008	(68,042)	8,024	2,955,686
Dividends and equity retirement determination	93,823			228,200	3,016			325,039
Patronage distribution	421,289			(652,000)	3,101			(227,610)
Equities retired	(49,291)	(361)						(49,652)
Capital equity certificates exchanged for preferred stock	(49,944)		49,944		(130)			(130)
Equities issued	19,594							19,594
Preferred stock dividends					(20,024)			(20,024)
Adoption of retirement plan measurement date change					(2,603)			(2,603)
Other, net	(324)	(186)	(25)		414			(121)
Comprehensive income:
Net (loss) income	(60,000)			426,500	14,907			381,407
Other comprehensive loss						(88,228)		(88,228)

Total comprehensive income								293,179

Dividends and equities payable	(50,122)			(149,275)	(3,659)			(203,056)

Balances, August 31, 2009	$1,912,804	$24,795	$282,694	$277,225	$741,030	$(156,270)	$8,024	$3,090,302

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$381,407	$803,045	$756,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,350	181,263	140,596
Amortization of deferred major repair costs	24,999	29,146	23,250
Income from equity investments	(105,754)	(150,413)	(109,685)
Distributions from equity investments	80,403	110,013	66,693
Minority interests	59,780	72,160	143,214
Noncash patronage dividends received	(9,717)	(4,083)	(3,302)
Gain on sale of property, plant and equipment	(3,176)	(5,668)	(6,916)
Loss (gain) on investments	56,305	(29,193)	(20,616)
Deferred taxes	43,976	26,011	50,868
Other, net	2,408	770	4,261
Changes in operating assets and liabilities:
Receivables	692,540	(832,146)	(278,179)
Inventories	895,882	(517,515)	(528,288)
Derivative assets	198,163	(122,421)	(172,809)
Other current assets and other assets	186,217	(98,625)	(81,906)
Customer credit balances	47,946	113,501	44,030
Customer advance payments	(328,854)	275,386	79,138
Accounts payable and accrued expenses	(664,160)	827,997	211,469
Derivative liabilities	32,525	96,382	79,399
Other liabilities	(51,708)	30,152	9,346

Net cash provided by operating activities	1,735,532	805,762	407,286

Cash flows from investing activities:
Acquisition of property, plant and equipment	(315,505)	(318,559)	(373,300)
Proceeds from disposition of property, plant and equipment	10,769	9,336	13,548
Expenditures for major repairs	(1,771)	(21,662)	(34,664)
Investments	(120,181)	(370,248)	(95,834)
Investments redeemed	39,787	43,046	4,935
Proceeds from sale of investments	41,822	122,075	10,918
Joint venture distribution transaction, net	850	(4,737)
Changes in notes receivable	123,307	(67,119)	(29,320)
Acquisition of intangibles	(2,431)	(3,399)	(9,083)
Business acquisitions	(76,364)	(47,001)	(15,104)
Other investing activities, net	9,773	(5,444)	(2,051)

Net cash used in investing activities	(289,944)	(663,712)	(529,955)

Cash flows from financing activities:
Changes in notes payable	(251,225)	(565,022)	633,203
Long-term debt borrowings		600,000	4,050
Principal payments on long-term debt	(118,864)	(99,479)	(60,851)
Payments for bank fees on debt	(1,584)	(3,486)	(104)
Changes in checks and drafts outstanding	(119,301)	61,110	85,412
Distributions to minority owners	(21,139)	(63,123)	(76,763)
Costs incurred — capital equity certificates redeemed	(130)	(135)	(145)
Preferred stock dividends paid	(20,024)	(16,288)	(13,104)
Retirements of equities	(49,652)	(81,795)	(70,784)
Cash patronage dividends paid	(227,610)	(195,004)	(133,058)

Net cash (used in) provided by financing activities	(809,529)	(363,222)	367,856

Net increase (decrease) in cash and cash equivalents	636,059	(221,172)	245,187
Cash and cash equivalents at beginning of period	136,540	357,712	112,525

Cash and cash equivalents at end of period	$772,599	$136,540	$357,712

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Summary of Significant Accounting Policies

Organization

CHS Inc. (CHS or the Company) is an agricultural supply, energy and grain-based foods cooperative company organized for the mutual benefit of its members. Members of the cooperative are located across the United States. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. Revenues are both domestic and international.

Consolidation

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA), included in the Energy segment. The effects of all significant intercompany transactions have been eliminated.

The Company had various acquisitions during the three years ended August 31, 2009, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

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

Derivative Financial Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”, was required to be adopted for interim and annual periods beginning after November 15, 2008. Therefore, the Company adopted SFAS No. 161 during the second quarter of fiscal 2009. As SFAS No. 161 is only disclosure related, it did not have an impact on the Company’s financial position, results of operations or cash flows.

The Company’s derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes. These contracts are recorded on the Company’s Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has netting arrangements for its exchange traded futures and options contracts and certain over-the-counter (OTC) contracts which are recorded on a net basis in the Company’s Consolidated Balance Sheets. Although Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FASB Interpretation (FIN) 39-1 permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, the Company has not elected to net its margin deposits.

As of August 31, 2009, the Company had the following outstanding contracts:

	Purchase	Sales
	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	591,639	715,914
Energy products — barrels	8,879	12,456
Crop nutrients — tons	933	1,016
Ocean and barge freight — metric tons	3,493	3,316

As of August 31, 2009, the gross fair values of the Company’s derivative assets and liabilities were as follows:

(Dollars in thousands)

Derivative Assets:
Commodity and freight derivatives	$296,416

Derivative Liabilities:
Commodity and freight derivatives	$426,281
Interest rate derivatives	4,911

$431,192

After SFAS No. 161 was adopted in the second quarter of fiscal 2009, the gain (loss) for derivatives recognized in the Company’s Consolidated Statements of Operations by quarter was as follows:

	Location of
	Gain (Loss)	February 28	May 31	August 31
		(Dollars in thousands)

Commodity and freight derivatives	Cost of goods sold	$12,543	$(38,047)	$(58,336)
Foreign exchange derivatives	Cost of goods sold	(1,572)	(2,754)	(884)
Interest rate derivatives	Interest, net	(777)	(1,145)	(5,800)

		$10,194	$(41,946)	$(65,020)

Commodity and Freight Contracts:

When the Company enters into a commodity or freight purchase or sales commitment, it incurs risks related to price change and performance (including delivery, quality, quantity and shipment period). The Company is exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. The Company is also exposed to risk of loss on its fixed price or partially fixed price sales contracts in the event market prices increase.

The Company’s commodity contracts primarily relate to grain and oilseed, energy and fertilizer commodities. The Company’s freight contracts primarily relate to rail, barge and ocean freight transactions. The Company’s use of commodity and freight contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts or options, to the extent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practical, in order to arrive at a net commodity position within the formal position limits it has established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The Company also uses OTC instruments to hedge its exposure on flat price fluctuations. The price risk the Company encounters for crude oil and most of the grain and oilseed volumes it handles can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. The Company expects all normal purchase and normal sales transactions to result in physical settlement.

When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange or broker. These margin deposits are included in other current assets in the Company’s Consolidated Balance Sheets. The amount of the deposit is set by the exchange and varies by commodity. If the market price of a short futures contract increases, then an additional maintenance margin deposit would be required. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required and sent to the applicable exchange.

Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins.

The Company’s policy is to primarily maintain hedged positions in grain and oilseed. The Company’s profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and computerized procedures in the Company’s grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by the Company’s senior management if operating areas are outside of position limits. A similar process is used in the Company’s energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with the Company’s management and the Board of Directors. The Company monitors current market conditions and may expand or reduce its net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. The Company primarily uses exchange traded instruments which minimizes its counterparty exposure. The Company evaluates exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. The Company manages its risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, the Company has not experienced significant events of nonperformance on open contracts. Accordingly, the Company only adjusts the estimated fair values of specifically identified contracts for nonperformance. Although the Company has established policies and procedures, it makes no assurances that historical nonperformance experience will carry forward to future periods.

Interest Rate Contracts:

The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities of 30 days or less, so that the Company’s blended interest rate for all such notes approximates current market rates. During fiscal 2009, the Company entered into an interest rate swap with a notional amount of $150.0 million, expiring in 2010, to lock in the interest rate for $150.0 million of its $1.3 billion five-year revolving line of credit. Cofina Financial, LLC (Cofina Financial) has interest rate swaps that lock the variable interest rates of the underlying loans with a combined notional amount of $21.5 million expiring at various times through fiscal 2018, with approximately half of the notional amount expiring during or prior to fiscal 2013. As of August 31, 2009, all of the Company’s interest rate swaps, including those of Cofina Financial, do not qualify for hedge accounting due to ineffectiveness caused by repayment of borrowings or differences in underlying terms. As a result of the swaps not qualifying for hedge accounting, changes in fair value are recorded in earnings within interest, net on the Consolidated Statements of Operations.

Foreign Exchange Contracts:

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. The Company had minimal risk regarding foreign currency fluctuations during fiscal 2009 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, the Company enters into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2009, the Company had no foreign currency contracts outstanding.

Investments

Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements using the equity method of accounting. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive income (loss). Investments in debt and equity instruments are carried at amounts that approximate fair values. Investments in cooperatives and joint ventures have no quoted market prices.

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

The Company has asset retirement obligations with respect to certain of its refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintained and/or upgraded. It is the Company’s practice and current intent to maintain refinery and related assets and to continue making improvements to those assets based on technological advances. As a result, the Company believes that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which the Company would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment conditions arise, and those that are impaired are written down to fair value. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 15 years). The Company has no material intangible assets with indefinite useful lives.

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

Environmental Expenditures

Liabilities, including legal costs, related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

Income Taxes

The Company is a nonexempt agricultural cooperative and files a consolidated federal income tax return with its 80% or more owned subsidiaries. The Company is subject to tax on income from nonpatronage sources and undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances have been established primarily for capital loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsequent Events

The Company has evaluated events that have occurred subsequent to August 31, 2009, through November 10, 2009, the date these financial statements were issued, and has determined there were no material events requiring recognition or disclosure.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. The impact of adopting SFAS No. 141(R) on CHS consolidated financial statements will depend on the nature and terms of business combinations completed beginning in the Company’s first quarter of fiscal 2010.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact of adopting SFAS No. 141(R)-1 on CHS consolidated financial statements will depend on the nature and terms of business combinations completed beginning in the Company’s first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our Consolidated Balance Sheets. Income and comprehensive income attributed to the noncontrolling interest will be included in our Consolidated Statements of Operations and our Consolidated Statements of Equities and Comprehensive Income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of this standard must be applied retrospectively upon adoption. The adoption of SFAS No. 160 will affect the presentation of these items in the Company’s consolidated financial statements beginning in the Company’s first quarter of fiscal 2010.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets for pension plans, postretirement medical plans and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The Company has chosen not to early adopt as FSP SFAS No. 132(R)-1 is only disclosure related, and will not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140”. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) that was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact the Company’s financial condition or results of operations. CHS is currently evaluating the impact to the financial reporting process of providing Codification references in public filings.

Note 2  Receivables

Receivables as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Trade accounts receivable	$1,482,921	$2,181,132
Cofina Financial notes receivable	254,419
Other	189,434	200,313

	1,926,774	2,381,445
Less allowances and reserves	99,025	73,651

	$1,827,749	$2,307,794

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Cofina Financial notes receivable are reported at their outstanding principle balances as the Company has the ability and intent to hold these notes to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3  Inventories

Inventories as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Grain and oilseed	$638,622	$918,514
Energy	496,114	596,487
Crop nutrients	114,832	399,986
Feed and farm supplies	198,440	371,670
Processed grain and oilseed	69,344	74,537
Other	8,928	6,830

	$1,526,280	$2,368,024

As of August 31, 2009, the Company valued approximately 17% of inventories, primarily crude oil and refined fuels within the Energy segment, using the lower of cost, determined on the LIFO method, or market (10% as of August 31, 2008). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $311.4 million and $691.7 million at August 31, 2009 and 2008, respectively. During 2009 and 2008, energy inventory quantities were reduced, which resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2009 and 2008 purchases. The effect of the liquidation increased cost of goods sold by $5.3 million during 2009 and decreased cost of goods sold by $32.5 million during 2008.

Note 4  Investments

Investments as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Cooperatives:
Land O’Lakes, Inc.	$45,747	$40,542
CoBank, ACB	19,891	13,851
Ag Processing Inc.	18,594	18,799
Joint ventures:
Ventura Foods, LLC	245,525	156,394
Multigrain AG	141,179	65,573
United Country Brands, LLC (Agriliance LLC)	80,436	147,449
Horizon Milling, LLC	56,999	66,529
TEMCO, LLC	27,181	26,969
Horizon Milling G.P	19,137	20,242
Cofina Financial, LLC		41,378
VeraSun Energy Corporation		74,338
Other	73,236	112,452

	$727,925	$784,516

The Company has a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in the Company’s Processing segment. During the years ended August 31, 2009 and 2008, the Company made capital contributions to Ventura Foods of $35.0 million and $20.0 million, respectively. The Company accounts for Ventura Foods as an equity method investment, and as of August 31, 2009, its carrying value of Ventura Foods exceeded its share of their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity by $14.9 million, of which $2.0 million is being amortized with a remaining life of approximately three years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of August 31, 2009 and 2008, and statements of operations for the 12 months ended August 31, 2009, 2008 and 2007:

	2009	2008
	(Dollars in thousands)

Current assets	$441,406	$401,663
Non-current assets	464,356	485,382
Current liabilities	141,844	298,371
Non-current liabilities	303,665	308,312

	2009	2008	2007
	(Dollars in thousands)

Net sales	$2,055,768	$2,120,332	$1,637,998
Gross profit	269,269	162,756	208,938
Net income	125,190	29,303	64,156

The Company purchased $70.0 million of common stock in US BioEnergy Corporation (US BioEnergy), an ethanol production company, during the year ended August 31, 2006, which was reflected in the Processing segment. During the year ended August 31, 2007, the Company made additional investments of $45.4 million. In December 2006, US BioEnergy completed an Initial Public Offering (IPO), and the effect of the issuance of additional shares of its stock was to dilute the Company’s ownership interest from approximately 25% to 21%. In addition, on August 29, 2007, US BioEnergy completed an acquisition with total aggregate net consideration comprised of the issuance of US BioEnergy common stock and cash. Due to US BioEnergy’s increase in equity, primarily from these two transactions, the Company recognized a non-cash net gain of $15.3 million on its investment during the year ended August 31, 2007, to reflect its proportionate share of the increase in the underlying equity of US BioEnergy. During the first quarter of fiscal 2008, the Company purchased additional shares of US BioEnergy common stock for $6.5 million. Through March 31, 2008, the Company was recognizing its share of the earnings of US BioEnergy using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and the Company’s ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, the Company’s shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of the Company’s change in ownership interest, it no longer had significant influence, and therefore, no longer accounted for VeraSun using the equity method. Due to the continued decline of the ethanol industry and other considerations, the Company determined that an impairment of its VeraSun investment was necessary during fiscal 2008, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million was recorded in loss (gain) on investments. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, the Company’s management determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million ($64.4 million net of taxes) during its first quarter of fiscal 2009. The impairments did not affect the Company’s cash flows and did not have a bearing upon its compliance with any covenants under its credit facilities. Due to the outcome of the VeraSun bankruptcy, during the third quarter of fiscal 2009, the Company wrote off the remaining investment of $3.6 million.

During the year ended August 31, 2007, the Company invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., headquartered in Sao Paulo, Brazil. The venture, included in the Company’s Ag Business segment, includes grain storage, export facilities and grain production and builds on the Company’s South

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

American soybean origination. During the year ended August 31, 2008, the Company increased its equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations. During the first quarter of fiscal 2009, the Company invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of its operations. The Company’s current ownership interest is 39.35%.

Agriliance LLC (Agriliance) is owned and governed by United Country Brands, LLC (50%) and Land O’Lakes, Inc. (Land O’Lakes) (50%). United Country Brands, LLC is 100% owned by CHS. The Company accounts for its Agriliance investment using the equity method of accounting within the Ag Business segment. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to the Company, and the assets of the crop protection business to Land O’Lakes. Due to the Company’s 50% ownership interest in Agriliance and the 50% ownership interest of Land O’Lakes, each company was entitled to receive 50% of the distributions from Agriliance. Given the different preliminary values assigned to the assets of the crop nutrients and the crop protection businesses of Agriliance, at the closing of the distribution transactions Land O’Lakes owed the Company $133.5 million. Land O’Lakes paid the Company $32.6 million in cash, and in order to maintain equal capital accounts in Agriliance, they also paid down certain portions of Agriliance’s debt on the Company’s behalf in the amount of $100.9 million. Values of the distributed assets were finalized after the closing, and in October 2007, the Company made a true-up payment to Land O’Lakes in the amount of $45.7 million, plus interest. During fiscal 2009, the final true-up amount was determined, and the Company received $0.9 million from Land O’Lakes.

The distribution of assets the Company received from Agriliance for the crop nutrients business had a book value of $248.2 million. The Company recorded 50% of the value of the net assets received at book value due to the Company’s ownership interest in those assets when they were held by Agriliance, and 50% of the value of the net assets at fair value using the purchase method of accounting. Values assigned to the net assets distributed to the Company were:

(Dollars in thousands)

Receivables	$5,219
Inventories	174,620
Other current assets	256,390
Investments	6,096
Property, plant and equipment	29,682
Other assets	11,717
Customer advance payments	(206,252)
Accounts payable	(5,584)
Accrued expenses	(3,163)

Total net assets received	$268,725

During the year ended August 31, 2008, the Company’s net contribution to Agriliance was $235.0 million which supported its working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance. During the year ended August 31, 2009, the Company received a $25.0 million distribution from Agriliance as a return of capital.

Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. The Company with Land O’Lakes, has sold or reached agreement to sell a substantial number of the Agriliance retail facilities to various third parties, as well as to the Company and to Land O’Lakes. Sales which have not yet closed are anticipated to close in fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cofina Financial, a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, the Company accounted for its 49% ownership interest in Cofina Financial, within Corporate and Other, using the equity method of accounting. On September 1, 2008, Cofina became a wholly-owned subsidiary when the Company purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

During the year ended August 31, 2009, the Company sold its available-for-sale investment of common stock in the New York Mercantile Exchange (NYMEX Holdings) for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. The Company also received proceeds of $25.5 million from the sale of a Canadian agronomy investment during the year ended August 31, 2009, and recorded a gain of $2.8 million.

After a fiscal 2005 IPO transaction for CF Industries Inc., CHS held an ownership interest in CF Industries Holdings, Inc. (the post-IPO name) of approximately 3.9% or 2,150,396 shares. During the year ended August 31, 2007, CHS sold 540,000 shares of the stock for proceeds of $10.9 million, and recorded a pretax gain of $5.3 million. During the year ended August 31, 2008, CHS sold all of its remaining 1,610,396 shares of stock for proceeds of $108.3 million and recorded a pretax gain of $91.7 million.

Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

Note 5  Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2009 and 2008 is as follows:

	2009	2008
	(Dollars in thousands)

Land and land improvements	$110,635	$104,306
Buildings	497,956	474,399
Machinery and equipment	2,879,984	2,763,288
Office and other	94,429	90,061
Construction in progress	243,929	89,795

	3,826,933	3,521,849
Less accumulated depreciation and amortization	1,727,608	1,573,544

	$2,099,325	$1,948,305

Depreciation expense for the years ended August 31, 2009, 2008 and 2007, was $180.9 million, $162.9 million and $135.1 million, respectively.

The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The net book value of the leased milling assets at August 31, 2009 and 2008 was $65.3 million and $70.8 million, respectively, net of accumulated depreciation of $65.1 million and $59.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Other Assets

Other assets as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Goodwill	$17,346	$3,804
Customer lists, less accumulated amortization of $12,336 and $7,454, respectively	22,689	20,216
Non-compete covenants, less accumulated amortization of $3,173 and $2,668, respectively	6,785	3,265
Trademarks and other intangible assets, less accumulated amortization of $17,291 and $17,215, respectively	20,862	25,918
Prepaid pension and other benefits	52,934	64,023
Capitalized major maintenance	30,075	53,303
Cofina Financial notes receivable	125,447
Notes receivable	7,796	12,356
Other	13,038	7,073

	$296,972	$189,958

On September 1, 2008, the Company purchased the remaining 51% ownership interest of Cofina Financial, resulting in $6.9 million of goodwill. During the year ended August 31, 2009, the Company had acquisitions in its Ag Business segment which resulted in $8.4 million of goodwill, reflecting the purchase price allocations. Also during the year ended August 31, 2009, dispositions in the Company’s Energy and Ag Business segments resulted in a decrease in goodwill of $1.7 million.

Intangible assets acquired as part of business acquisitions during the years ended August 31, 2009, 2008 and 2007, totaled $10.6 million, $18.6 million and $6.5 million, respectively, and during fiscal 2009, were from acquisitions in our Ag Business segment. During fiscal 2008, the Company purchased a soy-based food ingredients business included in the Processing segment and a distillers dried grain business included in the Ag Business segment, acquired and paid for in fiscal 2008 and 2007. Various other cash acquisitions of intangibles totaled $2.4 million, $3.4 million and $9.1 million during the years ended August 31, 2009, 2008 and 2007, respectively.

Intangible assets amortization expense for the years ended August 31, 2009, 2008 and 2007, was $12.2 million, $15.9 million and $3.2 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $11.4 million for the first year, $8.2 million for each of the next three years, and $3.1 million for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2009 and 2008 consisted of the following:

	Interest Rates at
	August 31, 2009	2009	2008
		(Dollars in thousands)

Notes payable(a)(k)	0.96% to 8.50%	$19,183	$106,154
Cofina Financial notes payable(l)	1.00% to 2.04%	227,689

		$246,872	$106,154

Long-term debt:
Revolving term loans from cooperative and other banks, payable in installments through 2009(b)(k)			$49,700
Revolving term loans from cooperative and other banks, payable in equal installments beginning in 2013 through 2018(c)(k)	5.59%	$150,000	150,000
Private placement, payable in equal installments beginning in 2013 through 2017(d)(k)	6.18%	400,000	400,000
Private placement, payable in equal installments through 2013(e)(k)	6.81%	150,000	187,500
Private placement, payable in installments through 2018(f)(k)	4.96% to 5.60%	121,923	139,615
Private placement, payable in equal installments beginning in 2011 through 2015(g)(k)	5.25%	125,000	125,000
Private placement, payable in equal installments through 2011(h)(k)	7.43% to 7.90%	22,857	34,286
Private placement, payable in its entirety in 2010(i)(k)	4.08%	15,000	15,000
Private placement, payable in its entirety in 2011(i)(k)	4.39%	15,000	15,000
Private placement, payable in equal installments beginning in 2014 through 2018(i)(k)	5.78%	50,000	50,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(j)	1.89% to 12.17%	18,248	24,829

Total long-term debt		1,071,953	1,194,855
Less current portion		83,492	118,636

Long-term portion		$988,461	$1,076,219

	2009	2008

Weighted-average interest rates at August 31:
Notes payable	2.84%	2.73%
Cofina Financial notes payable	1.71%
Long-term debt	5.93%	5.90%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. One of these revolving lines of credit is a five-year $1.3 billion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committed facility, with no amount outstanding on August 31, 2009, compared to $75.0 million outstanding on August 31, 2008. During fiscal 2009, the Company renewed its 364-day revolving line of credit with a syndication of banks for a committed amount of $300.0 million, with no amounts outstanding on August 31, 2009 and 2008. In addition to these short-term lines of credit, the Company has a one-year committed credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, with no amounts outstanding on August 31, 2009 and 2008. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, of which $15.7 million and $31.2 million was outstanding on August 31, 2009 and 2008, respectively, and was collateralized by certain inventories and receivables. The Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the five-year revolving credit facility. The commercial paper programs do not increase the committed borrowing capacity in that the Company is required to have at least an equal amount of undrawn capacity available on the five-year revolving facility as to the amount of commercial paper issued. On August 31, 2009 and 2008, there was no commercial paper outstanding. Miscellaneous short-term notes payable totaled $3.5 million on August 31, 2009.

(b)	The Company established a long-term credit agreement, which committed $200.0 million of long-term borrowing capacity to the Company through May 31, 1999, of which $164.0 million was drawn before the expiration date of that commitment.

(c)	In December 2007, the Company established a 10-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million.

(d)	In October 2007, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $400.0 million.

(e)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(f)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(g)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(h)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(i)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each. In April 2007, the agreement was amended with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. In February 2008, the Company borrowed $50.0 million under the shelf arrangement.

(j)	Other notes and contracts payable of $10.3 million are collateralized by property, plant and equipment, with a cost of $21.9 million, less accumulated depreciation of $7.5 million on August 31, 2009.

(k)	The debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

(l)	Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $212.0 million as of August 31, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and/or Eurodollar rates, with a weighted average Eurodollar interest rate of 1.77% as of August 31, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $101.7 million as of August 31, 2009. As of August 31, 2009, $64.7 million of related loans receivable were accounted for as sales when they were surrendered in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the net borrowings under the note purchase agreements were $37.0 million. Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $95.2 million as of August 31, 2009, of which $74.2 million was borrowed under these commitments with an interest rate of 2.04%. In addition, Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 1.00% to 1.50% as of August 31, 2009, and are due upon demand. Borrowings under these notes totaled $116.5 million as of August 31, 2009.

Based on quoted market prices of similar debt, the carrying value of the Company’s long-term debt approximated its fair value.

The aggregate amount of long-term debt payable as of August 31, 2009 is as follows:

(Dollars in thousands)

2010	$83,492
2011	112,389
2012	95,209
2013	181,127
2014	154,959
Thereafter	444,777

$1,071,953

Interest, net for the years ended August 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Dollars in thousands)

Interest expense	$85,669	$100,123	$63,528
Capitalized interest	(5,201)	(9,759)	(11,717)
Interest income	(9,981)	(13,904)	(20,713)

Interest, net	$70,487	$76,460	$31,098

Note 8	Income Taxes

The provision for income taxes for the years ended August 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Dollars in thousands)

Current	$18,515	$45,527	$(10,200)
Deferred	31,665	15,578	42,068
Valuation allowance	12,311	10,433	8,800

Income taxes	$62,491	$71,538	$40,668

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

Deferred tax assets and liabilities as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Accrued expenses	$83,896	$81,554
Postretirement health care and deferred compensation	98,922	78,732
Tax credit carryforwards	56,987	51,306
Loss carryforwards	65,180	286
Other	35,435	15,095

Total deferred tax assets	340,420	226,973

Deferred tax liabilities:
Pension	34,103	22,774
Investments	63,780	17,722
Major maintenance	9,041	15,148
Property, plant and equipment	308,179	297,276
Other	32,681	10,725

Total deferred tax liabilities	447,784	363,645

Deferred tax assets valuation reserve	(32,119)	(19,808)

Net deferred tax liabilities	$139,483	$156,480

During the fiscal years ended August 31, 2009 and 2008, the Company provided a valuation allowance of $16.3 million and $11.6 million, respectively, related to the carryforward of certain capital losses that will expire on August 31, 2014. As of August 31, 2009, the Company and NCRA have generated $48.3 million and $23.3 million in federal and state net operating loss carryforwards for income tax purposes. These loss carryforwards will expire on August 31, 2029.

The Company generated a $5.4 million foreign tax credit carryforward during the fiscal year August 31, 2009, that will expire on August 31, 2014. The Company’s general business credit carryforward of $51.5 million will begin to expire on August 31, 2027. During the year ended August 31, 2007, NCRA provided a $9.4 million valuation allowance related to its carryforward of certain state tax credits. This allowance was reduced by $1.1 million during its year ended August 31, 2008, and $4.0 million during its year ended August 31, 2009, due to a change in the amount of credits that are estimated to be used. The remaining allowance is necessary due to the limited amount of taxable income generated by NCRA on an annual basis.

As of August 31, 2009, net deferred taxes of $39.2 million and $178.7 million are included in current assets and other liabilities, respectively ($49.4 million and $205.9 million in current assets and other liabilities, respectively, as of August 31, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	3.9	3.9
Patronage earnings	(29.2)	(29.2)	(27.1)
Export activities at rates other than the U.S. statutory rate	0.4	(0.1)	(1.6)
Valuation allowance	2.8	1.2	1.1
Tax credits	(0.8)	(2.3)	(3.6)
Other	2.0	(0.3)	(2.6)

Effective tax rate	14.1%	8.2%	5.1%

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years ending on or before August 31, 2004.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on September 1, 2007. As a result of the implementation of FIN No. 48, no significant increase or decrease in the liability for unrecognized tax benefits was recorded. A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(Dollars in thousands)

Beginning balances	$5,840	$7,259
Increases for current year tax positions	1,381
Increases for tax positions of prior years	65,697
Reductions for tax positions of prior years		(1,419)
Reductions attributable to statute expiration	(399)

Balances at August 31	$72,519	$5,840

The increase in the unrecognized tax benefit of $65.7 million during fiscal 2009 relates to clarifications received from the Internal Revenue Service on the method used for calculating the Company’s production tax credits under Section 199 for which the ultimate deductibility is highly certain but for which there is uncertainty about the amount deductible in prior periods. The unrecognized tax benefit, if recognized, would affect the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended August 31, 2009 and 2008, the Company recognized approximately $0.3 million and $44 thousand in interest, respectively. The Company had approximately $0.6 million and $0.3 million for the payment of interest accrued on August 31, 2009 and 2008, respectively.

Note 9	Equities

In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Total patronage refunds for fiscal 2009 are estimated to be $426.5 million, while the cash portion, determined by the Board of Directors to be 35%, is estimated to be $149.3 million. The actual patronage refunds and cash portion for fiscal years 2008 and 2007 were $648.9 million ($227.6 million in cash) and $557.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($195.0 million in cash), respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from the wholesale crop nutrients business, totaling approximately $60 million, will be offset against the fiscal 2008 wholesale crop nutrients and CF patronage through the cancellation of capital equity certificates.

Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. Redemptions are at the discretion of the Board of Directors.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2009, that will be distributed in fiscal 2010, to be approximately $50.1 million. These expected distributions are classified as a current liability on the August 31, 2009 Consolidated Balance Sheet.

For the years ended August 31, 2009, 2008 and 2007, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $49.7 million, $81.8 million and $70.8 million, respectively. An additional $49.9 million, $46.4 million and $35.9 million of capital equity certificates were redeemed in fiscal years 2009, 2008 and 2007, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $25.90, $25.65 and $26.09, which was the closing price per share of the stock on the NASDAQ Global Select Market on January 23, 2009, February 11, 2008 and February 8, 2007, respectively.

The Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2009, the Company had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at the Company’s option. At this time, the Company has no current plan or intent to redeem any Preferred Stock.

Note 10	Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2009 and 2008 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$354,134	$346,319	$38,190	$35,644	$34,378	$28,001
Service cost	18,252	15,387	1,385	1,246	1,153	1,175
Interest cost	25,296	21,266	2,781	2,190	2,971	1,814
Actuarial loss (gain)	6,872	3,493	(2,940)	492	(2,024)	713
Assumption change	38,815	(9,196)	3,274	(756)	3,317	(61)
Special agreements				467	283	4,000
Medicare D					356	314
Benefits paid	(27,900)	(23,135)	(2,166)	(1,093)	(2,232)	(1,578)

Benefit obligation at end of period	$415,469	$354,134	$40,524	$38,190	$38,202	$34,378

Change in plan assets:
Fair value of plan assets at beginning of period	$366,550	$382,431
Actual loss on plan assets	(38,169)	(18,045)
Company contributions	109,700	25,299	$2,166	$1,093	$2,232	$1,578
Benefits paid	(27,900)	(23,135)	(2,166)	(1,093)	(2,232)	(1,578)

Fair value of plan assets at end of period	$410,181	$366,550	$—	$—	$—	$—

Funded status at end of period	$(5,288)	$12,416	$(40,524)	$(38,190)	$(38,202)	$(34,378)

Amounts recognized on balance sheet:
Non-current assets	$5,404	$13,234
Accrued benefit cost:
Current liabilities			$(2,936)	$(1,397)	$(2,168)	$(2,412)
Non-current liabilities	(10,692)	(818)	(37,588)	(35,443)	(36,034)	(31,777)

Ending balance	$(5,288)	$12,416	$(40,524)	$(36,840)	$(38,202)	$(34,189)

Amounts recognized in accumulated other comprehensive income (pre-tax):
Net transition obligation					$3,522	$4,581
Prior service cost (credit)	$14,985	$17,444	$1,055	$1,697	(498)	(724)
Net loss (gain)	227,803	114,457	8,912	9,328	827	(786)
Minority interest	(21,115)	(10,776)	(195)	(70)	(1,402)	(1,079)

Ending balance	$221,673	$121,125	$9,772	$10,955	$2,449	$1,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation of the qualified pension plans was $386.5 million and $331.4 million at August 31, 2009 and 2008, respectively. The accumulated benefit obligation of the non-qualified pension plans was $26.5 million and $27.4 million at August 31, 2009 and 2008, respectively.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2009. The rate was assumed to decrease gradually to 5.0% by 2043 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2009, 2008 and 2007 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Components of net periodic benefit costs:
Service cost	$16,318	$15,387	$14,360	$1,200	$1,246	$1,023	$1,101	$1,175	$957
Interest cost	22,837	21,266	19,259	2,399	2,190	1,480	2,771	1,814	1,668
Expected return on assets	(31,258)	(31,274)	(29,171)
Special agreements					467		283	4,000
Prior service cost (credit) amortization	2,115	2,164	867	546	579	494	347	(320)	(319)
Actuarial loss (gain) amortization	5,046	4,887	5,766	667	841	77	(215)	(165)	(231)
Transition amount amortization							936	935	936

Net periodic benefit cost	$15,058	$12,430	$11,081	$4,812	$5,323	$3,074	$5,223	$7,439	$3,011

Adjustment to retained earnings for measurement date change	$1,593			$763			$294
Average assumptions:
Discount rate	6.05%	6.25%	6.25%	6.05%	6.25%	6.25%	6.05%	6.25%	6.25%
Expected return on plan assets	8.25%	8.75%	8.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2010 from accumulated other comprehensive income into net periodic benefit cost is as follows:

	Qualified	Non-Qualified
	Pension Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)

Amortization of transition obligation			$936
Amortization of prior service cost (benefit)	$2,293	$419	(187)
Amortization of net actuarial loss (gain)	10,123	630	(39)
Minority interest	(1,368)	(10)	(102)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components	$335	$(280)
Effect on postretirement benefit obligation	2,700	(2,330)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $14.9 million, $12.2 million and $10.7 million, for the years ended August 31, 2009, 2008 and 2007, respectively.

The Company contributed $109.7 million to qualified pension plans in fiscal year 2009. Based on the funded status of the qualified pension plans as of August 31, 2009, the Company does not expect to contribute to these plans in fiscal 2010. The Company expects to pay $5.1 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2010.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other Benefits
	Pension Benefits	Pension Benefits	Gross	Medicare D
	(Dollars in thousands)

2010	$26,679	$2,936	$2,168	$100
2011	27,538	7,085	2,394	100
2012	30,123	4,668	2,608	100
2013	32,566	4,236	2,642	100
2014	34,124	2,913	2,830	100
2015-2019	209,070	17,452	14,453	500

The Company has trusts that hold the assets for the defined benefit plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the Company’s plan assets are:

•	optimization of the long-term returns on plan assets at an acceptable level of risk, and

•	maintenance of a broad diversification across asset classes and among investment managers, and focus on long-term return objectives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities, fixed-income securities and real estate. Securities are also diversified in terms of domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

The Company’s pension plans’ average asset allocations by asset categories are as follows:

	2009	2008

Cash	14.4%	6.3%
Debt	24.5	29.6
Equities	57.0	57.8
Real estate	0.1	4.7
Other	4.0	1.6

Total	100.0%	100.0%

Note 11	Segment Reporting

The Company aligned its segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, the Company has three segments: Energy, Ag Business and Processing.

The Energy segment derives its revenues through refining, wholesaling, marketing and retailing of petroleum products. The Ag Business segment derives its revenues through the sales of wholesale crop nutrients, the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal, soybean refined oil and soy-based food products, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and an ethanol manufacturing company.

The Company includes other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s financing, insurance, hedging and other service activities related to crop production.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual segments.

The Company assigns certain corporate general and administrative expenses to its segments based on use of such services and allocates other services based on factors or considerations relevant to the costs incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended August 31, 2009, 2008 and 2007 is as follows:

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)

For the year ended August 31, 2009:
Revenues	$7,639,838	$17,196,448	$1,142,636	$45,298	$(294,304)	$25,729,916
Cost of goods sold	7,110,324	16,937,877	1,099,177	(3,173)	(294,304)	24,849,901

Gross profit	529,514	258,571	43,459	48,471	—	880,015
Marketing, general and administrative	125,104	158,395	25,724	46,076		355,299

Operating earnings	404,410	100,176	17,735	2,395	—	524,716
(Gain) loss on investments	(15,748)	(2,285)	74,338			56,305
Interest, net	5,483	46,995	21,841	(3,832)		70,487
Equity income from investments	(4,044)	(18,222)	(82,525)	(963)		(105,754)
Minority interests	59,166	614				59,780

Income before income taxes	$359,553	$73,074	$4,081	$7,190	$—	$443,898

Intersegment revenues	$(251,626)	$(39,919)	$(2,759)		$294,304	$—

Goodwill	$1,983	$8,465		$6,898		$17,346

Capital expenditures	$233,112	$72,155	$7,444	$2,794		$315,505

Depreciation and amortization	$118,260	$53,421	$16,805	$7,864		$196,350

Total identifiable assets at August 31, 2009	$3,025,522	$2,987,394	$685,865	$1,171,064		$7,869,845

For the year ended August 31, 2008:
Revenues	$11,499,814	$19,696,907	$1,299,209	$31,363	$(359,832)	$32,167,461
Cost of goods sold	11,027,459	19,088,079	1,240,944	(2,751)	(359,832)	30,993,899

Gross profit	472,355	608,828	58,265	34,114	—	1,173,562
Marketing, general and administrative	111,121	160,364	26,089	32,391		329,965

Operating earnings	361,234	448,464	32,176	1,723	—	843,597
(Gain) loss on investments	(35)	(100,830)	72,602	(930)		(29,193)
Interest, net	(5,227)	63,665	21,995	(3,973)		76,460
Equity income from investments	(5,054)	(83,053)	(56,615)	(5,691)		(150,413)
Minority interests	71,805	355				72,160

Income (loss) before income taxes	$299,745	$568,327	$(5,806)	$12,317	$—	$874,583

Intersegment revenues	$(322,522)	$(36,972)	$(338)		$359,832	$—

Goodwill	$3,654	$150				$3,804

Capital expenditures	$251,401	$56,704	$5,994	$4,460		$318,559

Depreciation and amortization	$107,949	$50,933	$15,902	$6,479		$181,263

Total identifiable assets at August 31, 2008	$3,216,852	$4,172,950	$748,989	$633,187		$8,771,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate	Reconciling
	Energy	Ag Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)

For the year ended August 31, 2007:
Revenues	$8,105,067	$8,575,389	$754,743	$28,465	$(247,672)	$17,215,992
Cost of goods sold	7,264,180	8,388,476	726,510	(2,261)	(247,672)	16,129,233

Gross profit	840,887	186,913	28,233	30,726	—	1,086,759
Marketing, general and administrative	94,939	97,299	23,545	29,574		245,357

Operating earnings	745,948	89,614	4,688	1,152	—	841,402
Gain on investments		(5,348)	(15,268)			(20,616)
Interest, net	(6,106)	28,550	14,783	(6,129)		31,098
Equity income from investments	(4,468)	(51,830)	(48,446)	(4,941)		(109,685)
Minority interests	143,230	(16)				143,214

Income before income taxes	$613,292	$118,258	$53,619	$12,222	$—	$797,391

Intersegment revenues	$(228,930)	$(18,372)	$(370)		$247,672	$—

Capital expenditures	$313,246	$44,020	$12,092	$3,942		$373,300

Depreciation and amortization	$86,558	$33,567	$15,116	$5,355		$140,596

International sales for the years ended August 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in millions)

Africa	$305	$505	$229
Asia	3,664	3,000	1,130
Europe	371	488	178
North America, excluding U.S.	1,253	1,399	900
South America	491	922	608

	$6,084	$6,314	$3,045

Note 12	Fair Value Measurements

Effective September 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and liabilities. FSP No. 157-2, “Effective Date of SFAS No. 157”, delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data and requires the impact of this change in accounting for derivative contracts be recorded as a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. The Company did not have any deferred gains or losses at the inception of derivative contracts, and therefore no cumulative adjustment to the opening balance of retained earnings was made upon adoption.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The standard describes three levels within its hierarchy that may be used to measure fair value which are:

Level 1:  Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities include the Company’s exchange traded derivative contracts, Rabbi Trust investments and available-for-sale investments.

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include the Company’s readily marketable inventories, interest rate swaps, forward commodity and freight purchase and sales contracts, flat price or basis fixed derivative contracts and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

Level 3:  Values are generated from unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. These unobservable inputs would reflect the Company’s own estimates of assumptions that market participants would use in pricing related assets or liabilities. Valuation techniques might include the use of pricing models, discounted cash flow models or similar techniques. These assets include certain short-term investments made by the Company’s NCRA subsidiary.

The following table presents assets and liabilities, included in the Company’s Consolidated Balance Sheet, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by SFAS No. 157, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at August 31, 2009 are as follows:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)

Assets:
Readily marketable inventories		$706,104		$706,104
Commodity and freight derivatives	$68,116	103,224		171,340
Short-term investments			$1,932	1,932
Other assets	53,326			53,326

Total Assets	$121,442	$809,328	$1,932	$932,702

Liabilities:
Commodity and freight derivatives	$27,145	$274,060		$301,205
Interest rate swap derivatives		4,911		4,911

Total Liabilities	$27,145	$278,971		$306,116

Readily marketable inventories — The Company’s readily marketable inventories primarily include its grain and oilseed inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. The Company estimates the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for differences in local markets. Changes in the fair market values of these inventories are recognized in the Company’s Consolidated Statements of Operations as a component of cost of goods sold.

Commodity and freight derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The Company’s forward commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in the Company’s Consolidated Statements of Operations as a component of cost of goods sold.

Short-term investments — The Company’s short-term investments represent an enhanced cash fund at NCRA that was closed due to credit-market turmoil, and are classified within Level 3. These investments are valued using discounted cash flows to determine the fair market values.

Other assets — The Company’s available-for-sale investments in common stock of other companies and its Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Interest rate swap derivatives — Fair values of the Company’s interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs such as interest rates and credit risk assumptions, are input into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2.

The table below represents a reconciliation at August 31, 2009, for assets measured at fair value using significant unobservable inputs (Level 3). This consists of the Company’s short-term investments that were carried at fair value prior to the adoption of SFAS No. 157 and reflect assumptions a marketplace participant would use.

(Dollars in thousands)

Balance, September 1, 2008	$6,900
Realized/unrealized losses included in marketing, general and administrative expense	(643)
Settlements	(4,325)

Balance, August 31, 2009	$1,932

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, provides entities with an option to report financial assets and liabilities and certain other items at fair value, with changes in fair value reported in earnings, and require additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company on September 1, 2008, and the Company made no elections to measure any assets or liabilities at fair value, other than those instruments already carried at fair value.

Note 13	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline by January 1, 2011. As a result of this regulation, the Company’s refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. The Company anticipates the combined capital expenditures for the Laurel, Montana and NCRA refineries to be approximately $134 million, of which $33 million has been spent through August 31, 2009.

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

Grain Storage

As of August 31, 2009 and 2008, the Company stored grain for third parties totaling $283.0 million and $357.4 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit for related companies. The Company’s bank covenants allow maximum guarantees of $500.0 million, of which $17.3 million was outstanding on August 31, 2009. The underlying loans to the listed counterparties, for which we provide guarantees, are current as of August 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s guarantees for certain debt and obligations under contracts for its subsidiaries and members as of August 31, 2009 are as follows:

	Guarantee/		Exposure on
	Maximum		August 31,	Nature of		Triggering	Recourse	Assets Held
Entities	Exposure		2009	Guarantee	Expiration Date	Event	Provisions	as Collateral
	(Dollars in thousands)
Mountain Country, LLC	$150		$7	Obligations by Mountain Country, LLC under credit agreement	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Credit agreement default	Subrogation against Mountain Country, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Morgan County Investors, LLC	$370		370	Obligations by Morgan County Investors, LLC under credit agreement	When obligations are paid in full, scheduled for year 2018	Credit agreement default	Subrogation against Morgan County Investors, LLC	Some or all assets of borrower are held as collateral and should be sufficient to cover guarantee exposure
Horizon Milling, LLC	$5,000			Indemnification and reimbursement of 24% of damages related to Horizon Milling, LLC’s performance under a flour sales agreement	None stated, but may be terminated by any party upon 90 days prior notice in regard to future obligations	Nonperformance under flour sales agreement	Subrogation against Horizon Milling, LLC	None
TEMCO, LLC	$35,000			Obligations by TEMCO, LLC under credit agreement	None stated	Credit agreement default	Subrogation against TEMCO, LLC	None
TEMCO, LLC	$1,000			Obligations by TEMCO, LLC under counterparty agreement	None stated, but may be terminated upon 5 days prior notice in regard to future obligations	Nonpayment	Subrogation against TEMCO, LLC	None
Third parties		*	1,000	Surety for, or indemnificaton of surety for sales contracts between affiliates and sellers of grain under deferred payment contracts	Annual renewal on December 1 in regard to surety for one third party, otherwise none stated and may be terminated by the Company at any time in regard to future obligations	Nonpayment	Subrogation against affiliates	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Third parties	$815		815	Obligations by individual producers under credit agreements for which CHS guarantees a certain percentage. Obligations are for livestock production facilities where CHS supplies the nutrition products	Various	Credit agreement default by individual producers	Subrogation against borrower	None
Third parties	$16,500		9,830	Loans made by Cofina Financial to our customers that are participated with other lenders	None stated	Credit agreement default	Subrogation against borrower	Some or all assets of borrower are held as collateral but might not be sufficient to cover guarantee exposure
Agriliance LLC	$101		101	Indemnity of RLI Insurance Company as surety for bonds issued by the surety in favor of Agriliance LLC as principal	None stated	Agriliance default under the bond	Subrogation against Agriliance LLC	None
Agriliance LLC	$4,674		4,674	Outstanding letter of credit from CoBank to Agriliance LLC	None stated	Default under letter of credit reimbursement agreement	Subrogation against borrower	None
Agriliance LLC	$500		500	Vehicle operating lease obligations of Agriliance LLC	None stated, but may be terminated upon 90 days prior notice in regard to future obligations	Lease agreement default	Subrogation against Agriliance LLC	None

			$17,297

*	The maximum exposure on any given date is equal to the actual guarantees extended as of that date, not to exceed $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is committed under operating lease agreements for approximately 2,000 rail cars with remaining terms of one to ten years. In addition, the Company has commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $61.1 million, $58.3 million and $44.3 million for the years ended August 31, 2009, 2008 and 2007, respectively. Mileage credits and sublease income totaled $1.3 million, $3.8 million and $3.9 million for the years ended August 31, 2009, 2008 and 2007, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2009 are as follows:

			Equipment and
	Rail Cars	Vehicles	Other	Total
	(Dollars in thousands)

2010	$12,175	$22,676	$8,448	$43,299
2011	10,354	14,425	7,735	32,514
2012	7,830	10,585	6,547	24,962
2013	5,473	6,520	4,632	16,625
2014	3,412	2,966	2,714	9,092
Thereafter	9,612	867	10,225	20,704

Total minimum future lease payments	$48,856	$58,039	$40,301	$147,196

Note 14	Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Dollars in thousands)

Net cash paid (received) during the period for:
Interest	$81,146	$79,590	$52,323
Income taxes	75,530	11,226	(20,274)
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for Preferred Stock	49,944	46,364	35,899
Capital equity certificates issued in exchange for Ag Business acquisitions	19,594	4,680	10,132
Accrual of dividends and equities payable	(203,056)	(325,039)	(374,294)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Related Party Transactions

Related party transactions with equity investees as of August 31, 2009 and 2008 and for the years then ended are as follows:

	2009	2008
	(Dollars in thousands)

Sales	$2,528,330	$3,451,365
Purchases	1,215,786	1,248,436
Receivables	14,987	105,038
Payables	30,741	90,742

The related party transactions were primarily with TEMCO, LLC, Horizon Milling, LLC, United Harvest, LLC, Ventura Foods, LLC and Agriliance LLC. In addition, the Company had transactions with Cofina Financial, LLC in fiscal 2008.

Note 16	Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Net income	$381,407	$803,045	$756,723

Pension and other postretirement, net of tax benefit $49,034, $11,272 and $759 in 2009, 2008 and 2007, respectively	(75,664)	(17,264)	(1,193)
Unrealized net (loss) gain on available for sale investments, net of tax (benefit) expense of $(6,687), $(40,979) and $41,722 in 2009, 2008 and 2007, respectively	(10,503)	(64,366)	65,533
Amortization of treasury locks, net of tax expense (benefit) of $258, $297 and $(65) in 2009, 2008 and 2007, respectively	405	465	(102)
Energy derivative instruments qualified for hedge accounting, net of tax benefit of $1,787 in 2007			(2,806)
Foreign currency translation adjustment, net of tax (benefit) expense of $(1,570), $56 and $588 in 2009, 2008 and 2007, respectively	(2,466)	87	921

Other comprehensive (loss) income	(88,228)	(81,078)	62,353

Total comprehensive income	$293,179	$721,967	$819,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, net of taxes, as of August 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Pension and other postretirement, net of tax benefit of $101,187 and $52,153 in 2009 and 2008, respectively	$(157,204)	$(81,540)
Unrealized net gain on available for sale investments, net of tax expense of $681 and $7,368 in 2009 and 2008, respectively	1,070	11,573
Treasury locks, net of tax benefit of $843 and $1,101 in 2009 and 2008, respectively	(1,324)	(1,729)
Foreign currency translation adjustment, net of tax expense of $757 and $2,327 in 2009 and 2008, respectively	1,188	3,654

Accumulated other comprehensive loss	$(156,270)	$(68,042)