Form 10-Q
period 2009-11-30
CHS INC
filed 2010-01-11
CIK 823277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2009.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding at
Class	January 11, 2010

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2009.

Item 1.	Financial Statements

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,	November 30,
	2009	2009	2008
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$753,547	$772,599	$783,408
Receivables	2,062,518	1,827,749	1,913,157
Inventories	1,859,487	1,526,280	2,054,106
Derivative assets	133,885	171,340	381,696
Other current assets	447,417	447,655	762,238

Total current assets	5,256,854	4,745,623	5,894,605
Investments	697,912	727,925	721,499
Property, plant and equipment	2,124,823	2,099,325	1,970,357
Other assets	297,748	296,972	251,264

Total assets	$8,377,337	$7,869,845	$8,837,725

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$261,680	$246,872	$356,877
Current portion of long-term debt	108,232	83,492	105,905
Customer credit balances	103,075	274,343	303,904
Customer advance payments	490,757	320,688	562,089
Checks and drafts outstanding	132,856	86,845	107,974
Accounts payable	1,681,518	1,289,139	1,512,427
Derivative liabilities	262,167	306,116	501,436
Accrued expenses	270,982	308,720	291,908
Dividends and equities payable	246,152	203,056	374,220

Total current liabilities	3,557,419	3,119,271	4,116,740
Long-term debt	953,143	988,461	1,062,472
Other liabilities	460,570	428,949	414,637
Commitments and contingencies
Equities:
Equity certificates	2,203,029	2,214,824	2,023,733
Preferred stock	282,694	282,694	232,751
Accumulated other comprehensive loss	(155,967)	(156,270)	(87,071)
Capital reserves	831,000	749,054	848,501

Total CHS Inc. equities	3,160,756	3,090,302	3,017,914
Noncontrolling interests	245,449	242,862	225,962

Total equities	3,406,205	3,333,164	3,243,876

Total liabilities and equities	$8,377,337	$7,869,845	$8,837,725

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,
	2009	2008
	(dollars in thousands)

Revenues	$6,195,241	$7,733,919
Cost of goods sold	5,992,580	7,413,412

Gross profit	202,661	320,507
Marketing, general and administrative	80,506	87,741

Operating earnings	122,155	232,766
Loss on investments		54,976
Interest, net	16,212	20,175
Equity income from investments	(32,166)	(20,723)

Income before income taxes	138,109	178,338
Income taxes	15,574	18,931

Net income	122,535	159,407
Net income attributable to noncontrolling interests	2,585	22,156

Net income attributable to CHS Inc.	$119,950	$137,251

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2009	2008
	(dollars in thousands)

Cash flows from operating activities:
Net income including noncontrolling interests	$122,535	$159,407
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	49,962	47,671
Amortization of deferred major repair costs	4,650	7,494
Income from equity investments	(32,166)	(20,723)
Distributions from equity investments	25,311	39,410
Noncash patronage dividends received	(384)	(393)
Gain on sale of property, plant and equipment	(1,565)	(771)
Loss on investments		54,976
Deferred taxes	18,978	672
Other, net	1,274	(8,551)
Changes in operating assets and liabilities:
Receivables	(243,944)	675,390
Inventories	(333,174)	320,808
Derivative assets	37,455	(12,193)
Other current assets and other assets	(232)	(83,912)
Customer credit balances	(171,268)	79,555
Customer advance payments	170,069	(82,733)
Accounts payable and accrued expenses	356,040	(410,680)
Derivative liabilities	(43,949)	227,845
Other liabilities	11,833	4,013

Net cash (used in) provided by operating activities	(28,575)	997,285

Cash flows from investing activities:
Acquisition of property, plant and equipment	(71,999)	(61,671)
Proceeds from disposition of property, plant and equipment	2,260	941
Expenditures for major repairs	(5,797)	(1)
Investments	(4,645)	(89,889)
Investments redeemed	42,545	2,163
Proceeds from sale of investments		16,109
Changes in notes receivable	5,660	96,296
Acquisition of intangibles		(1,320)
Business acquisitions, net of cash received		(40,199)
Other investing activities, net	87	506

Net cash used in investing activities	(31,889)	(77,065)

Cash flows from financing activities:
Changes in notes payable	14,808	(137,346)
Principal payments on long-term debt	(10,578)	(22,078)
Changes in checks and drafts outstanding	46,011	(97,621)
Distributions to noncontrolling interests	(1,037)	(9,565)
Preferred stock dividends paid	(5,488)	(4,524)
Retirements of equities	(2,304)	(2,218)

Net cash provided by (used in) financing activities	41,412	(273,352)

Net (decrease) increase in cash and cash equivalents	(19,052)	646,868
Cash and cash equivalents at beginning of period	772,599	136,540

Cash and cash equivalents at end of period	$753,547	$783,408

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation and Reclassifications

The unaudited consolidated balance sheets as of November 30, 2009 and 2008, the statements of operations for the three months ended November 30, 2009 and 2008, and the statements of cash flows for the three months ended November 30, 2009 and 2008, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2009, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2009, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 860-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” ASC 860-10-65-1 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

We adopted ASC 860-10-65-1 at the beginning of fiscal 2010. In accordance with the accounting guidance, in order to conform to the current period presentation, we made reclassifications within our Consolidated Statements of Operations to net income to present the income attributable to noncontrolling interests as a reconciling item between net income and net income attributable to CHS Inc. Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on our Consolidated Balance Sheets. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.

Derivative Instruments and Hedging Activities

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

We have netting arrangements for our exchange traded futures and options contracts and certain over-the-counter (OTC) contracts which are recorded on a net basis in our Consolidated Balance Sheets. Although accounting standards permit a party to a master netting arrangement to offset fair value amounts

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, we have not elected to net our margin deposits.

As of November 30, 2009, we had the following outstanding contracts:

	Purchase	Sales
	Contracts	Contracts
	(units in thousands)

Grain and oilseed — bushels	602,186	821,414
Energy products — barrels	5,209	7,950
Crop nutrients — tons	909	804
Ocean and barge freight — metric tons	3,921	3,709

As of November 30, 2009, the gross fair values of our derivative assets and liabilities were as follows:

Gross Fair
Values

Derivative Assets:
Commodity and freight derivatives	$318,912

Derivative Liabilities:
Commodity and freight derivatives	$442,881
Interest rate derivatives	4,313

$447,194

For the three-month period ended November 30, 2009, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives were as follows:

	Location of	Amount of
	Gain (Loss)	Gain (Loss)

Commodity and freight derivatives	Cost of goods sold	$5,897
Interest rate derivatives	Interest, net	(645)

		$5,252

Goodwill and Other Intangible Assets

Goodwill was $17.3 million, $17.3 million and $10.7 million on November 30, 2009, August 31, 2009 and November 30, 2008, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $79.0 million with total accumulated amortization of $32.0 million as of November 30, 2009. No intangible assets were acquired during the current three-month period, compared to intangible assets of $1.3 million that were acquired during the three months ended November 30, 2008. Total amortization expense for intangible assets during the three-month periods ended November 30, 2009 and 2008, was $2.8 million and $2.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $11.0 million annually for the first year, $8.8 million for the next two years and $3.8 million for the following two years.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subsequent Events

We have performed a review of subsequent events through January 11, 2010, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (ASC or Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) that was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Following the Codification, the FASB will issue new standards in the form of Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We adopted the Codification standard during the first quarter of fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the notes to the consolidated financial statements.

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We have chosen not to early adopt this guidance as it is only disclosure related, and will not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140,” which has not been integrated into the Codification as of November 30, 2009. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued ASC 860-10-65-2, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. ASC 860-10-65-2 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 860-10-65-2 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 860-10-65-2 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2009	2009	2008

Trade accounts receivable	$1,697,986	$1,482,921	$1,502,549
Cofina Financial notes receivable	262,387	254,419	405,067
Other	193,377	189,434	87,802

	2,153,750	1,926,774	1,995,418
Less allowances and reserves	91,232	99,025	82,261

	$2,062,518	$1,827,749	$1,913,157

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2009	2009	2008

Grain and oilseed	$969,023	$638,622	$798,312
Energy	478,639	496,114	504,123
Crop nutrients	112,376	114,832	346,699
Feed and farm supplies	227,950	198,440	359,946
Processed grain and oilseed	61,986	69,344	37,707
Other	9,513	8,928	7,319

	$1,859,487	$1,526,280	$2,054,106

The market prices for crop nutrients products fell significantly during our prior fiscal year, and due to a wet fall season, we had a higher quantity of inventory on hand at the end of our first quarter of fiscal 2009 than is typical at that time of year. In order to reflect our crop nutrients inventories at net realizable values at November 30, 2008, we recorded approximately $84 million of lower-of-cost or market adjustments in cost of goods sold of our Ag Business segment related to our crop nutrients and feed and farm supplies inventories, based on committed sales and current market values. As of November 30, 2009, there were $2.0 million of lower-of-cost or market adjustments remaining in inventory.

As of November 30, 2009, we valued approximately 14% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (17% and 10% as of August 31, 2009 and November 30, 2008, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $371.0 million, $311.4 million and $230.8 million at November 30, 2009, August 31, 2009 and November 30, 2008, respectively.

Note 4.	Investments

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in our Ag Business segment, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. As of December 2009, Agriliance has sold a substantial number of retail facilities to various third parties, as well as to us and to Land O’Lakes, with no sales pending. We are still attempting to reposition the remaining Agriliance facilities located primarily in Florida. During the three months ended November 30, 2009, we received $40.0 million in cash distributions

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

from Agriliance as a return of capital, primarily from the sale of Agriliance’s retail facilities. In December 2009, we received an additional $30.0 million in cash distributions from Agriliance.

During the three months ended November 30, 2008, we invested an additional $76.3 million in Multigrain AG (Multigrain) for its increased capital needs that resulted from expansion of its operations. We have approximately a 40% ownership interest in Multigrain, included in our Ag Business segment, and account for our investment using the equity method.

On August 31, 2008, we had a minority ownership interest in VeraSun Energy Corporation (VeraSun), included in our Processing segment. On October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an impairment of our investment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and we recorded an impairment charge of $70.7 million during the three months ended November 30, 2008. The impairment did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. Our remaining VeraSun investment of $3.6 million was written off during the third quarter of fiscal 2009 due to the outcome of its bankruptcy.

During the three months ended November 30, 2008, we sold our available-for-sale investment of common stock in the New York Mercantile Exchange (NYMEX Holdings) for proceeds of $16.1 million and recorded a pretax gain of $15.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in our Processing segment. During the three months ended November 30, 2008, we made a $10.0 million capital contribution to Ventura Foods. We account for Ventura Foods as an equity method investment, and as of November 30, 2009, our carrying value of Ventura Foods exceeded our share of their equity by $14.7 million, of which $1.9 million is being amortized with a remaining life of approximately three years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of November 30, 2009, August 31, 2009 and November 30,2008, and statements of operations for the three months ended November 30, 2009 and 2008:

	For the Three Months Ended
	November 30,
	2009	2008

Net sales	$488,470	$586,670
Gross profit	68,916	41,136
Net gain	29,473	10,651

	November 30,	August 31,	November 30,
	2009	2009	2008

Current assets	$494,894	$441,406	$468,314
Non-current assets	455,127	464,356	483,067
Current liabilities	173,948	141,844	332,841
Non-current liabilities	303,092	303,665	307,526

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 5.	Notes Payable

	November 30,	August 31,	November 30,
	2009	2009	2008

Notes payable	$18,576	$19,183	$6,459
Cofina Financial notes payable	243,104	227,689	350,418

	$261,680	$246,872	$356,877

As of November 20, 2009, Cofina Funding, LLC, a wholly-owned subsidiary of Cofina Financial, has an additional $25.0 million available credit under note purchase agreements with various purchasers, through the issuance of short term notes payable ($212.0 million on August 31, 2009).

Note 6.	Interest, net

	For the Three Months Ended
	November 30,
	2009	2008

Interest expense	$18,279	$22,388
Capitalized interest	(1,524)	(898)
Interest income	(543)	(1,315)

Interest, net	$16,212	$20,175

Note 7.	Equities

Changes in equity for the three-month periods ended November 30, 2009 and 2008 are as follows:

	Fiscal 2010	Fiscal 2009

CHS Inc. balances, September 1, 2009 and 2008	$3,090,302	$2,955,686
Net income attributable to CHS Inc.	119,950	137,251
Other comprehensive income (loss)	303	(19,029)
Equities retired	(2,304)	(2,218)
Equity retirements accrued	2,304	2,218
Equities issued in exchange for elevator properties	616
Preferred stock dividends	(5,488)	(4,524)
Preferred stock dividends accrued	3,659	3,016
Accrued dividends and equities payable	(49,059)	(54,416)
Other, net	473	(70)

CHS Inc. balances, November 30, 2009 and 2008	$3,160,756	$3,017,914

Noncontrolling interests balances, September 1, 2009 and 2008	$242,862	$205,732
Net income attributable to noncontrolling interests	2,585	22,156
Distributions to noncontrolling interests	(1,037)	(9,565)
Distributions accrued	1,014	3,762
Other	25	3,877

Noncontrolling interests balances, November 30, 2009 and 2008	$245,449	$225,962

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Comprehensive Income

Total comprehensive income was $122.9 million and $140.4 million for the three months ended November 30, 2009 and 2008, respectively, which included amounts attributable to noncontrolling interests of $2.6 million and $22.2 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three months ended November 30, 2009. On November 30, 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.	Employee Benefit Plans

Employee benefits information for the three months ended November 30, 2009 and 2008 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Components of net periodic benefit costs for the three months ended November 30, 2009 and 2008:
Service cost	$5,206	$4,061	$308	$296	$330	$278
Interest cost	5,750	5,690	571	594	518	560
Expected return on plan assets	(9,220)	(7,588)
Prior service cost amortization	548	529	105	136	135	135
Actuarial loss (gain) amortization	2,638	1,245	159	162	(12)	(42)
Transition amount amortization					51	51

Net periodic benefit cost	$4,922	$3,937	$1,143	$1,188	$1,022	$982

Employer Contributions:

Total contributions to be made during fiscal 2010, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2009, we made no contributions to the CHS pension plans. NCRA expects to contribute approximately $3.0 million to their pension plan during fiscal 2010.

Note 10.	Segment Reporting

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our approximately 40% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment information for the three months ended November 30, 2009 and 2008 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2009
Revenues	$2,264,580	$3,742,631	$264,099	$10,474	$(86,543)	$6,195,241
Cost of goods sold	2,222,720	3,613,941	244,084	(1,622)	(86,543)	5,992,580

Gross profit	41,860	128,690	20,015	12,096	—	202,661
Marketing, general and administrative	27,890	38,191	5,549	8,876		80,506

Operating earnings	13,970	90,499	14,466	3,220	—	122,155
Interest, net	789	8,134	5,057	2,232		16,212
Equity income from investments	(1,106)	(9,315)	(21,369)	(376)		(32,166)

Income before income taxes	$14,287	$91,680	$30,778	$1,364	$—	$138,109

Intersegment revenues	$(81,245)	$(4,316)	$(982)		$86,543	$—

Goodwill	$1,983	$8,465		$6,898		$17,346

Capital expenditures	$46,353	$22,252	$1,614	$1,780		$71,999

Depreciation and amortization	$29,608	$14,207	$4,202	$1,945		$49,962

Total identifiable assets at November 30, 2009	$3,052,065	$3,425,802	$677,455	$1,222,015		$8,377,337

For the Three Months Ended November 30, 2008
Revenues	$2,550,552	$4,953,722	$310,890	$15,125	$(96,370)	$7,733,919
Cost of goods sold	2,328,652	4,889,570	292,582	(1,022)	(96,370)	7,413,412

Gross profit	221,900	64,152	18,308	16,147	—	320,507
Marketing, general and administrative	27,832	39,563	6,749	13,597		87,741

Operating earnings	194,068	24,589	11,559	2,550	—	232,766
(Gain) loss on investments	(15,748)		70,724			54,976
Interest, net	4,195	13,726	3,757	(1,503)		20,175
Equity income from investments	(1,236)	(8,890)	(10,230)	(367)		(20,723)

Income (loss) before income taxes	$206,857	$19,753	$(52,692)	$4,420	$—	$178,338

Intersegment revenues	$(84,030)	$(11,781)	$(559)		$96,370	$—

Goodwill	$3,654	$150		$6,898		$10,702

Capital expenditures	$41,742	$16,975	$2,123	$831		$61,671

Depreciation and amortization	$29,474	$12,162	$4,139	$1,896		$47,671

Total identifiable assets at November 30, 2008	$2,987,219	$4,035,230	$617,678	$1,197,598		$8,837,725

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 11.	Fair Value Measurements

The following table presents assets and liabilities, included in our Consolidated Balance Sheet, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at November 30, 2009 are as follows:

	Fair Value Measurements at November 30, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,031,009		$1,031,009
Commodity and freight derivatives	$4,950	128,935		133,885
Other assets	56,327			56,327

Total Assets	$61,277	$1,159,944		$1,221,221

Liabilities:
Commodity and freight derivatives	$87,500	$170,354		$257,854
Interest rate swap derivatives		4,313		4,313

Total Liabilities	$87,500	$174,667		$262,167

Readily marketable inventories — Our readily marketable inventories primarily include our grain and oilseed inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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

Other assets — Our available-for-sale investments in common stock of other companies and our Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair market values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs such as interest rates and credit risk assumptions, are input into the models. As all significant inputs are market observable, all interest rate swaps are classified

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

within Level 2. Changes in the fair market values of these interest rate swap derivatives are recognized in our Consolidated Statements of Operations as a component of interest, net.

The table below represents a reconciliation at November 30, 2009, for assets measured at fair value using significant unobservable inputs (Level 3). This consisted of our short-term investments representing an enhanced cash fund at NCRA that was closed due to credit-market turmoil.

Level 3
Short-Term Investments

Balance, September 1, 2009	$1,932
Gains included in marketing, general and administrative expense	38
Settlements	(1,970)

Balance, November 30, 2009	$—

Note 12.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $20.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of November 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2009, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

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

We operate three segments: Energy, Ag Business and Processing. Together, these segments create vertical integration to link producers with consumers. Our Energy segment produces and provides for the wholesale distribution of petroleum products and transports those products. Our Ag Business segment purchases and resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Our Processing segment converts grains and oilseeds into value-added products. Corporate and Other primarily represents our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our approximately 40% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 860-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” ASC 860-10-65-1 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

We adopted ASC 860-10-65-1 at the beginning of fiscal 2010. In accordance with the accounting guidance, in order to conform to the current period presentation, we made reclassifications within our Consolidated Statements of Operations to net income to present the income attributable to noncontrolling interests as a reconciling item between net income and net income attributable to CHS Inc. Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on our Consolidated Balance Sheets. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.

Results of Operations

Comparison of the three months ended November 30, 2009 and 2008

General.  We recorded income before income taxes of $138.1 million during the three months ended November 30, 2009 compared to $178.3 million during the three months ended November 30, 2008, a decrease of $40.2 million (23%). Included in the results for the three months ended November 30, 2008 were a $15.7 million gain on the sale of all of our 180,000 shares of NYMEX Holdings stock, and a $70.7 million loss on our investment in VeraSun. Operating results reflected lower pretax earnings in our Energy segment and Corporate and Other, which were partially offset by increased pretax earnings in our Processing and Ag Business segments.

Our Energy segment generated income before income taxes of $14.3 million for the three months ended November 30, 2009 compared to $206.9 million in the three months ended November 30, 2008. This decrease in earnings of $192.6 million is primarily from lower margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Also, in our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our lubricants, propane and renewable fuels marketing businesses improved, while our transportation and equipment businesses experienced lower earnings during the three months ended November 30, 2009 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $91.7 million for the three months ended November 30, 2009 compared to $19.8 million in the three months ended November 30, 2008, an increase in earnings of $71.9 million. Earnings from our wholesale crop nutrients business improved $39.5 million for the first three months of fiscal 2010 compared with the same period in fiscal 2009. The market prices for crop nutrients products fell significantly during the first three months of our fiscal 2009 as fertilizer prices, an input to grain production, followed some of the declining grain prices. Late fall of calendar 2008 rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter 2009 than is typical at that time of year. Because there are no future contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. Depreciation in fertilizer prices continued throughout the second and third quarters of our fiscal 2009 which had the affect of dramatically reducing gross margins on this product. To reflect our wholesale crop nutrients inventories at net-realizable values, we recorded lower-of-cost or market adjustments of approximately $56.8 million during the three months ended November 30, 2008. Improved performance by Agriliance, an agronomy joint venture in which we hold a 50% interest, partially offset by reduced earnings from a Canadian agronomy equity investment, resulted in a $2.2 million net increase in earnings from these investments, net of allocated internal expenses. Our grain marketing earnings increased by $23.0 million during the three months ended November 30, 2009 compared with the same three-month period in fiscal 2009, primarily as a result of higher grain volumes, partially offset by slightly reduced earnings from our joint ventures. Our country operations earnings increased $7.2 million during the three months ended November 30, 2009 compared to the same period in the prior year, primarily as a result of higher grain volumes, in addition to overall increased margins mostly from acquisitions and improved crop nutrient margins.

Our Processing segment generated income before income taxes of $30.8 million for the three months ended November 30, 2009 compared to a net loss of $52.7 million in the three months ended November 30, 2008, an increase in earnings of $83.5 million. During the three-month period ended November 30, 2008, we reflected a $70.7 million loss ($72.2 million, including allocated internal expenses) on our investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008. Oilseed processing earnings increased $1.8 million during the three months ended November 30, 2009 compared to the same period in the prior year, primarily due to improved refining margins, partially offset by reduced volumes and margins in our crushing operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $0.8 million for the three months ended November 30, 2009 compared to the same period in the prior year, primarily as a result of improved margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $8.7 million during the three months ended November 30, 2009, compared to the same period in the prior year, primarily as a result of decreased commodity prices for inputs, improving margins on the products sold.

Corporate and Other generated income before income taxes of $1.4 million for the three months ended November 30, 2009 compared to $4.4 million in the three months ended November 30, 2008, a decrease in earnings of $3.0 million. This decrease is primarily attributable to reduced interest revenue from our financial services, partially offset by improved revenues in our hedging and insurance services.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2009 was $120.0 million compared to $137.3 million for the three months ended November 30, 2008, which represents a $17.3 million (13%) decrease.

Revenues.  Consolidated revenues were $6.2 billion for the three months ended November 30, 2009 compared to $7.7 billion for the three months ended November 30, 2008, which represents a $1.5 billion (20%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.2 billion decreased by $283.2 million (12%) during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. During the three months ended November 30, 2009 and 2008, our Energy segment recorded revenues from our Ag Business segment of $81.2 million and $84.0 million, respectively. The net decrease in revenues of $283.2 million is comprised of a net decrease of $211.4 million related to lower prices on refined fuels, propane and renewable fuels marketing products, in addition to $71.8 million related to a net decrease in sales volume. Refined fuels revenues decreased $374.9 million (21%), of which $326.4 million was related to a net average selling price decrease, while $48.5 million was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels decreased $0.47 per gallon (19%), and volumes decreased 3% when comparing the three months ended November 30, 2009 with the same period a year ago. Propane revenues decreased $22.1 million (8%), of which $82.7 million was due to a decrease in the net average selling price, partially offset by $60.6 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane decreased $0.36 per gallon (25%), while sales volume increased 23% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand including an improved crop drying season and an earlier home heating season. Renewable fuels marketing revenues increased $110.5 million (71%), mostly from a 76% increase in volumes, partially offset by a decrease in the average selling price of $0.06 per gallon (3%), when compared with the same three-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $3.7 billion, decreased $1.2 billion (24%) during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. Grain revenues in our Ag Business segment totaled $3.0 billion and $3.8 billion during the three months ended November 30, 2009 and 2008, respectively. Of the grain revenues decrease of $731.6 million (19%), $1.1 billion is attributable to decreased average grain selling prices, partially offset by $417.8 million, which is due to an 11% increase in volumes during the three months ended November 30, 2009 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $2.31 per bushel (27%) over the same three-month period in fiscal 2009. The average month-end market price per bushel of spring wheat and corn decreased approximately $1.45 and $0.42, respectively, while the price per bushel of soybeans increased $0.37 when compared to the three months ended November 30, 2008.

Wholesale crop nutrient revenues in our Ag Business segment totaled $281.1 million and $633.6 million during the three months ended November 30, 2009 and 2008, respectively. Of the wholesale crop nutrient revenues decrease of $352.5 million (56%), $309.4 million is due to decreased average fertilizer selling prices and $43.1 million is attributable to decreased volumes, during the three months ended November 30, 2009 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected a decrease of $348 per ton (52%) over the same three-month period in fiscal 2009. Volumes decreased 7% during the three months ended November 30, 2009 compared with the same period of a year ago, due to a late fall of 2009 harvest delaying fertilizer application.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $363.3 million decreased by $120.3 million (25%) during the three months ended November 30, 2009 compared to the three months ended November 30, 2008, primarily the result of decreased revenues in our country operations business of retail crop nutrients, energy, feed and crop protection products, partially offset by increased revenue from our sunflower operations. Other revenues within our Ag Business segment of $48.4 million during the three months ended November 30, 2009 increased $0.8 million (2%) compared to the three months ended November 30, 2008, primarily from grain handling and service revenues.

Our Processing segment revenues, after elimination of intersegment revenues, of $263.1 million decreased $47.2 million (15%) during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Oilseed refining revenues decreased $50.9 million (32%), of which $47.3 million was due to lower average sales prices and $3.6 million was due a 2% net decrease in sales volume when compared to the same three-month period in the previous year. Oilseed processing revenues increased $4.7 million (3%), of which $16.8 million was due to an increase in the average selling prices, partially offset by $12.1 million due to a 9% net decrease in sales volume. The average selling price of processed oilseed increased $35 per ton (13%), while the average selling price of refined oilseed products decreased $0.19 per pound (31%) compared to the same three-month period of fiscal 2009. The changes in the average selling prices of products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $6.0 billion for the three months ended November 30, 2009 compared to $7.4 billion for the three months ended November 30, 2008, which represents a $1.4 billion (19%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.1 billion decreased by $103.1 million (5%) during the three months ended November 30, 2009 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold decreased $280.0 million (17%) which reflects a decrease in the average cost of refined fuels of $0.34 per gallon (15%); while volumes decreased 3% compared to the three months ended November 30, 2008. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2008. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 5% compared to the three months ended November 30, 2008. The cost of propane decreased $25.3 million (10%) mostly from a decrease of $0.37 per gallon (26%), partially offset by a 23% increase in volumes, when compared to the three months ended November 30, 2008. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season and an earlier home heating season. Renewable fuels marketing costs increased $109.2 million (71%), mostly from a 77% increase in volumes, partially offset by a decrease in the average cost of $0.06 per gallon (3%), when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $3.6 billion, decreased $1.3 billion (26%) during the three months ended November 30, 2009 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $3.0 billion and $3.7 billion during the three months ended November 30, 2009 and 2008, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $761.1 million (21%) compared to the three months ended November 30, 2008. This is primarily the result of a $2.35 (28%) decrease in the average cost per bushel, partially offset by an 11% net increase in bushels sold as compared to the same period in the prior year. Corn and wheat volumes increased, while barley and soybeans reflected decreases compared to the three months ended November 30, 2008. The average month-end market price per bushel of spring wheat and corn decreased, while soybeans slightly increased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $268.2 million and $656.2 million during the three months ended November 30, 2009 and 2008, respectively. Of this $388.0 million (59%) decrease in wholesale crop nutrients cost of goods sold, approximately $56.8 million is due to the lower-of-cost or market adjustments on inventories during the three months ended November 30, 2008, as previously discussed. The average cost per ton of fertilizer decreased $329 (52%), excluding the lower-of-cost or market adjustments, while net volumes decreased 7% when compared to the same three-month period in the prior year.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased $119.1 million during the three months ended November 30, 2009 compared to the three months ended November 30, 2008, primarily due to lower input commodity prices, partially offset by increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $243.1 million decreased $48.9 million (17%) compared to the three months ended November 30, 2008, which was primarily due to a decrease in volumes of soybeans crushed.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $80.5 million for the three months ended November 30, 2009 decreased by $7.2 million (8%) compared to the three months ended November 30, 2008. This net decrease includes reduced expenses in our wholesale crop nutrient operations within our Ag Business segment of $3.2 million, in addition to reduced accruals for variable pay in many of our other operations and Corporate and Other, partially offset by expansion of foreign operations and acquisitions.

Loss (Gain) on Investments.  During the three months ended November 30, 2008, we recorded a net loss on investments of $55.0 million, including a $70.7 million impairment loss on our investment in VeraSun in our Processing segment, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million.

Interest, net.  Net interest of $16.2 million for the three months ended November 30, 2009 decreased $4.0 million (20%) compared to the same period in fiscal 2009. Interest expense for the three months ended November 30, 2009 and 2008 was $18.3 million and $22.4 million, respectively. The decrease in interest expense of $4.1 million (18%) primarily relates to reduced interest expense due to the principal payments on our long-term debt in the past 12 months. In addition, the average level of short-term borrowings decreased $145.3 million (40%) during the three months ended November 30, 2009 compared to the same period in fiscal 2009, mostly due to significantly reduced working capital needs resulting from lower commodity prices. For the three months ended November 30, 2009 and 2008, we capitalized interest of $1.5 million and $0.9 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income, generated primarily from marketable securities, was $0.5 million and $1.3 million for the three months ended November 30, 2009 and 2008, respectively. The net decrease in interest income of $0.8 million (59%) was mostly at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields lower than a year ago.

Equity Income from Investments.  Equity income from investments of $32.2 million for the three months ended November 30, 2009 increased $11.4 million (55%) compared to the three months ended November 30, 2008. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Processing and Ag Business segments and Corporate and Other of $11.1 million, $0.4 million and $9 thousand, respectively, and was partially offset by reduced equity investment earnings in our Energy segment of $0.1 million.

Our Ag Business segment generated improved equity investment earnings of $0.4 million. Our share of equity investment earnings or losses in agronomy improved earnings by $1.6 million, and includes improved retail margins, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We had a net decrease of $0.4 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended November 30, 2009 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.8 million from several small equity investments.

Our Processing segment generated improved equity investment earnings of $11.1 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $9.4 million compared to the same three-month period in fiscal 2009. Ventura Foods’ increase in earnings was primarily due to lower commodity prices for inputs, resulting in improved margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $1.7 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to the same three-month period in fiscal 2009. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which depresses gross margins in the milling industry.

Our Energy segment generated reduced equity investment earnings of $0.1 million related to an equity investment held by NCRA.

Corporate and Other generated improved earnings of $9 thousand from equity investment earnings, as compared to the three months ended November 30, 2008.

Income Taxes.  Income tax expense of $15.6 million for the three months ended November 30, 2009 compared with $18.9 million for the three months ended November 30, 2008, resulting in effective tax rates of 11.5% and 12.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2009 and 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $2.6 million for the three months ended November 30, 2009 decreased by $19.6 million (88%) compared to the three months ended November 30, 2008. This net decrease was a result of significantly less profitable operations within our majority-owned subsidiaries. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On November 30, 2009, we had working capital, defined as current assets less current liabilities, of $1,699.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009. On November 30, 2008, we had working capital of $1,777.9 million and a current ratio of 1.4 to 1.0 compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008.

On November 30, 2009, our committed lines of credit consisted of a five-year revolving facility in the amount of $1.3 billion, which expires in May 2011 and a 364-day revolving facility in the amount of $300.0 million, which expires in February 2010. We do not intend to renew our expiring 364-day facility, but instead, intend to refinance it along with our five-year revolving facility during our third quarter of fiscal 2010. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. Late summer and fall are typically our lowest points of seasonal borrowings, and on November 30, 2009 and 2008, we had no amounts outstanding on either our five-year or our 364-day revolving facilities. We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on November 30, 2009 and 2008. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

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

Our cash flows used in operating activities were $28.6 million for the three months ended November 30, 2009, compared to cash flows provided by operating activities of $997.3 million for the three months ended November 30, 2008. The fluctuation in cash flows when comparing the two periods is primarily from a net increase in operating assets and liabilities during the three months ended November 30, 2009, compared to a substantial net decrease in the three months ended November 30, 2008. Commodity prices increased during the three months ended November 30, 2009, and resulted in increased working capital needs compared to August 31, 2009. During the three months ended November 30, 2008, commodity prices declined significantly and resulted in much lower working capital needs compared to August 31, 2008.

Our operating activities used net cash of $28.6 million during the three months ended November 30, 2009. Net income of $122.5 million and net non-cash expenses and cash distributions from equity investments of $66.1 million were exceeded by an increase in net operating assets and liabilities of $217.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $54.6 million and deferred taxes of $19.0 million, partially offset by income from equity investments, net of redemptions from those investments, of $6.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices reflected in increased receivables and inventories along with a decrease in customer credit balances, partially offset by increases in accounts payable and accrued expenses as well as customer advance payments on November 30, 2009, when compared to August 31, 2009. On November 30, 2009, the per bushel market prices of two of our three primary grain commodities, corn and spring wheat, increased by $0.77 (23%) and $0.33 (6%), respectively, while soybeans had a slight decrease of $0.40 (4%), when compared to the prices on August 31, 2009. In general, crude oil market prices increased $7 (10%) per barrel on November 30, 2009 compared to August 31, 2009. On November 30, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had little or no change, depending on the specific products, compared to prices on August 31, 2009. An increase in grain inventory quantities in our Ag Business segment of 52.3 million bushels (57%) also contributed to the increase in net operating assets and liabilities when comparing inventories at November 30, 2009 to August 31, 2009.

Our operating activities provided net cash of $997.3 million during the three months ended November 30, 2008. Net income of $159.4 million, net non-cash expenses and cash distributions from equity investments of $119.8 million and a decrease in net operating assets and liabilities of $718.1 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $55.2 million, loss on investments of $55.0 million and redemptions from equity investments, net of income from those investments of $18.7 million. Loss on investments was previously discussed in “Results of Operations”, and primarily includes the impairment of our VeraSun investment, partially offset by the gain on the sale of our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables and inventories, and an increase in derivative liabilities, partially offset by a decrease in accounts payable and accrued expenses on November 30, 2008, when compared to August 31, 2008. On November 30, 2008, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $2.19 (39%), $4.49 (34%) and $2.62 (30%), respectively, when compared to the prices on August 31, 2008. Crude oil market prices decreased $61 (53%) per barrel on November 30, 2008 when compared to August 31, 2008. In addition, on November 30, 2008, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 9% and 59%, depending on the specific products, compared to prices on August 31, 2008.

Crude oil prices have increased significantly over the fiscal 2009 low, and could be volatile in the future. Grain prices are influenced significantly by global projections of grain stocks available until the next harvest, which has been affected by demand from the ethanol industry in recent years. Grain prices declined during fiscal 2009 after much volatility during fiscal 2008 and 2007. Although grain prices were relatively stable during our first quarter of fiscal 2010, we anticipate continued price volatility, but within a narrower band of real values.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2010, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2010. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our own customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2010, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2009 and 2008, the net cash flows used in our investing activities totaled $31.9 million and $77.1 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $72.0 million and $61.7 million for the three months ended November 30, 2009 and 2008, respectively. For the year ending August 31, 2010, we expect to spend approximately $490.8 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2011 are expenditures to comply with an Environmental Protection Agency (EPA) regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. We anticipate the combined capital expenditures for benzene removal for our Laurel and NCRA refineries to be approximately $134 million. Total expenditures for this project as of November 30, 2009 were $42 million, of which $9 million was incurred during the three months ended November 30, 2009.

Expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2009 and 2008, were $5.8 million and $1 thousand, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement, at the relevant refinery, over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of November 30, 2009, the aggregate capital expenditures for us and NCRA related to these settlements were approximately $37 million, and we anticipate spending an additional $3 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the three months ended November 30, 2009 and 2008, totaled $4.6 million and $89.9 million, respectively. During the three months ended November 30, 2008, we invested $76.3 million in Multigrain AG (Multigrain) for its increased capital needs resulting from expansion of its operations. Our ownership interest in Multigrain is approximately 40%, and is included in our Ag Business segment. Also during the three months ended November 30, 2008, we made a capital contribution of $10.0 million to Ventura Foods, included in our Processing segment.

Cash acquisitions of businesses, net of cash received, totaled $40.2 million during the three months ended November 30, 2008. As previously discussed, through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Various cash acquisitions of intangibles were $1.3 million for the three months ended November 30, 2008.

Partially offsetting our cash outlays for investing activities during the three months ended November 30, 2009, were changes in notes receivable that resulted in a net increase in cash flows of $5.7 million. Of this change, a $17.4 million increase in cash flows is primarily due to the reduction of related party notes receivable at NCRA from its minority owners, partially offset by an $11.7 million decrease in cash flows from Cofina Financial notes receivable. During the three months ended November 30, 2008, changes in notes receivable resulted in an increase in cash flows of $96.3 million. Of this change, $58.8 million of the increase is from Cofina Financial notes receivable and the balance of $37.5 million is primarily from the reduction of related party notes receivable at NCRA from its minority owners.

Also partially offsetting our cash outlays for investing activities for the three months ended November 30, 2009 and 2008, were redemptions of investments we received totaling $42.5 million and $2.2 million, respectively. Of the redemptions received during the three months ended November 30, 2009, $40.0 million was a return of capital from Agriliance for proceeds the company received from the sale of many of its retail facilities. In December 2009, we received an additional $30.0 million in cash distributions from Agriliance. We also received proceeds of $16.1 million from the sale of our NYMEX Holdings common stock during the three months ended November 30, 2008. In addition, for the three months ended November 30, 2009 and 2008, we received proceeds from the disposition of property, plant and equipment of $2.3 million and $0.9 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, with no outstanding drawn balance on November 30, 2009. In February 2009, we renewed our 364-day revolver with a syndication of banks for a committed amount of $300.0 million, with no outstanding drawn balance on November 30, 2009. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2009, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiary, CHS Europe S.A., has uncommitted lines of credit to finance its normal trade grain transactions, which are collateralized by $15.1 million of inventories and receivables at November 30, 2009. On November 30, 2009, August 31, 2009 and November 30, 2008, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $18.6 million, $19.2 million and $6.5 million, respectively.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on November 30, 2009, August 31, 2009 and November 30, 2008.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $237.0 million as of November 30, 2009, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and/or Eurodollar rates, with a weighted average Eurodollar interest rate of 1.74% as of November 30, 2009. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $92.0 million as of November 30, 2009. As of November 30, 2009, $55.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with accounting guidance on transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $37.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $89.2 million as of November 30, 2009, of which $66.3 million was borrowed under these commitments with an interest rate of 1.99%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of November 30, 2009, and are due upon demand. Borrowings under these notes totaled $139.8 million as of November 30, 2009.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks for which we paid the note in full during fiscal 2009. The amount outstanding on November 30, 2008, was $36.9 million. Repayments of $12.3 million were made on this facility during the three months ended November 30, 2008.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the three months ended November 30, 2009 and 2008, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During the three months ended November 30, 2009 and 2008, no repayments were due on these notes.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the three months ended November 30, 2009 and 2008.

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

Through NCRA, we had revolving term loans outstanding of $0.3 million on November 30, 2008, which were paid in full during fiscal 2009. Repayments of $0.3 million were made during the three months ended November 30, 2008.

On November 30, 2009, we had total long-term debt outstanding of $1,061.4 million, of which $150.0 million was bank financing, $890.9 million was private placement debt and $20.5 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, has not changed materially during the three months ended November 30, 2009. On November 30, 2008, we had long-term debt outstanding of $1,168.4 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $10.1 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2009.

We did not have any new long-term borrowings during the three months ended November 30, 2009 or 2008. During the three months ended November 30, 2009 and 2008, we repaid long-term debt of $10.6 million and $22.1 million, respectively.

Other Financing

During the three months ended November 30, 2009 and 2008, changes in checks and drafts outstanding resulted in an increase in cash flows of $46.0 million and a decrease in cash flows of $97.6 million, respectively.

Distributions to noncontrolling interests for the three months ended November 30, 2009 and 2008, were $1.0 million and $9.6 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2009, are expected to be distributed during the three months ended February 28, 2010. The cash portion of this distribution, deemed by the Board of Directors to be 35%, is expected to be approximately $149.3 million, and is classified as a currently liability on our November 30, 2009 and August 31, 2009 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2009, that will be distributed in fiscal 2010, to be approximately $50.1 million, of which $2.3 million was redeemed in cash during the three months ended November 30, 2009 compared to $2.2 million during the three months ended November 30, 2008. Included in our planned redemptions during our second quarter of fiscal 2010, we intend to redeem approximately $37.0 million of capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2009.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2009, we had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the three months ended November 30, 2009 and 2008, were $5.5 million and $4.5 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, have not materially changed during the three months ended November 30, 2009.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2009, our bank covenants allowed maximum guarantees of $500.0 million, of which $20.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of November 30, 2009.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of November 30, 2009, loans receivable of $55.0 million were accounted for as sales when they were surrendered in accordance with accounting guidance on transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009. Contractual obligations increased during the three months ended November 30, 2009, primarily due to a 50% increase in grain commodity purchase contracts. This increase was due to a late harvest which resulted in more open contracts remaining in November 30, 2009 compared to August 31, 2009.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2009. There have been no changes to these policies during the three months ended November 30, 2009.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (ASC or Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) that was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Following the Codification, the FASB will issue new standards in the form of Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We adopted the Codification standard during the first quarter of fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the notes to the consolidated financial statements.

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We have chosen not to early adopt this guidance as it is only disclosure related, and will not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140,” which has not been integrated into the Codification as of November 30, 2009. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

In June 2009, the FASB issued ASC 860-10-65-2, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity. ASC 860-10-65-2 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 860-10-65-2 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 860-10-65-2 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

•	Our revenues and operating results could be adversely affected by changes in commodity prices.

•	Our operating results could be adversely affected if our members were to do business with others rather than with us.

•	We participate in highly competitive business markets in which we may not be able to continue to compete successfully.

•	Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income.

•	We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.

•	Regulations and/or proposed legislation governing green house gas (GHG) emissions could adversely affect our results and financial condition.

•	Environmental liabilities could adversely affect our results and financial condition.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

•	If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.

•	Operating results from our agronomy business could be volatile and are dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in market risk exposures for the period ended November 30, 2009, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2009.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 2 to Note Purchase Agreement (Series 2008-A) dated November 20, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-163608), filed December 9, 2009)
10.2	Seventh Amendment to 2003 Amended and Restated Credit Agreement (2-Year Revolving Loan) dated December 16, 2009 by and among National Cooperative Refinery Association, CoBank, ACB and the Syndication Parties
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

/s/  John Schmitz
John Schmitz
Executive Vice President and
Chief Financial Officer

January 11, 2010