Form 10-Q
period 2010-02-28
CHS INC
filed 2010-04-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2010.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	April 7, 2010

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,	February 28,
	2010	2009	2009
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$220,629	$772,599	$346,687
Receivables	1,782,747	1,827,749	1,526,003
Inventories	2,035,291	1,526,280	1,982,090
Derivative assets	78,628	171,340	429,784
Other current assets	649,997	447,655	843,088

Total current assets	4,767,292	4,745,623	5,127,652
Investments	649,572	727,925	704,928
Property, plant and equipment	2,171,141	2,099,325	2,013,790
Other assets	294,800	296,972	325,171

Total assets	$7,882,805	$7,869,845	$8,171,541

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$197,827	$246,872	$273,040
Current portion of long-term debt	108,359	83,492	93,084
Customer credit balances	136,814	274,343	235,263
Customer advance payments	690,606	320,688	813,139
Checks and drafts outstanding	139,912	86,845	152,722
Accounts payable	1,175,334	1,289,139	945,488
Derivative liabilities	179,778	306,116	467,108
Accrued expenses	314,005	308,720	300,059
Dividends and equities payable	119,705	203,056	93,534

Total current liabilities	3,062,340	3,119,271	3,373,437
Long-term debt	947,628	988,461	1,058,460
Other liabilities	426,601	428,949	379,524
Commitments and contingencies
Equities:
Equity certificates	2,198,991	2,214,824	2,014,894
Preferred stock	282,694	282,694	282,694
Accumulated other comprehensive loss	(159,040)	(156,270)	(86,108)
Capital reserves	875,036	749,054	908,737

Total CHS Inc. equities	3,197,681	3,090,302	3,120,217
Noncontrolling interests	248,555	242,862	239,903

Total equities	3,446,236	3,333,164	3,360,120

Total liabilities and equities	$7,882,805	$7,869,845	$8,171,541

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(Dollars in thousands)
	(Unaudited)

Revenues	$5,878,493	$5,177,069	$12,073,734	$12,910,988
Cost of goods sold	5,711,768	4,962,092	11,704,348	12,375,504

Gross profit	166,725	214,977	369,386	535,484
Marketing, general and administrative	92,055	98,973	172,561	186,714

Operating earnings	74,670	116,004	196,825	348,770
(Gain) loss on investments	(13,775)	(3,001)	(13,775)	51,975
Interest, net	14,259	13,775	30,471	33,950
Equity income from investments	(18,934)	(10,388)	(51,100)	(31,111)

Income before income taxes	93,120	115,618	231,229	293,956
Income taxes	6,961	14,021	22,535	32,952

Net income	86,159	101,597	208,694	261,004
Net income attributable to noncontrolling interests	3,491	19,317	6,076	41,473

Net income attributable to CHS Inc.	$82,668	$82,280	$202,618	$219,531

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income including noncontrolling interests	$208,694	$261,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	101,108	95,154
Amortization of deferred major repair costs	9,505	12,097
Income from equity investments	(51,100)	(31,111)
Distributions from equity investments	56,757	41,191
Noncash patronage dividends received	(1,613)	(2,672)
Gain on sale of property, plant and equipment	(2,118)	(1,184)
(Gain) loss on investments	(13,775)	51,975
Deferred taxes	13,436	2,772
Other, net	(3,230)	(3,757)
Changes in operating assets and liabilities:
Receivables	80,878	986,568
Inventories	(508,964)	403,582
Derivative assets	92,712	(60,281)
Other current assets and other assets	(202,191)	(179,099)
Customer credit balances	(137,529)	9,375
Customer advance payments	369,918	163,611
Accounts payable and accrued expenses	(107,199)	(1,001,756)
Derivative liabilities	(126,338)	193,518
Other liabilities	(15,034)	(6,746)

Net cash (used in) provided by operating activities	(236,083)	934,241

Cash flows from investing activities:
Acquisition of property, plant and equipment	(164,289)	(136,796)
Proceeds from disposition of property, plant and equipment	2,984	4,396
Expenditures for major repairs	(5,085)	(1)
Investments	(9,323)	(90,242)
Investments redeemed	94,069	10,017
Proceeds from sale of investments		41,612
Joint venture distribution transaction, net		850
Changes in notes receivable	(45,957)	123,564
Acquisition of intangibles		(1,320)
Business acquisitions, net of cash received		(76,364)
Other investing activities, net		(655)

Net cash used in investing activities	(127,601)	(124,939)

Cash flows from financing activities:
Changes in notes payable	(49,045)	(221,184)
Principal payments on long-term debt	(14,738)	(39,022)
Payments for bank fees on debt		(1,434)
Changes in checks and drafts outstanding	53,067	(52,871)
Distributions to noncontrolling interests	(1,423)	(14,942)
Costs incurred — capital equity certificates redeemed	(46)	(111)
Preferred stock dividends paid	(10,976)	(9,048)
Retirements of equities	(11,476)	(34,703)
Cash patronage dividends paid	(153,759)	(226,340)
Other financing activities, net	110	500

Net cash used in financing activities	(188,286)	(599,155)

Net (decrease) increase in cash and cash equivalents	(551,970)	210,147
Cash and cash equivalents at beginning of period	772,599	136,540

Cash and cash equivalents at end of period	$220,629	$346,687

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation and Reclassifications

The unaudited consolidated balance sheets as of February 28, 2010 and 2009, the statements of operations for the three and six months ended February 28, 2010 and 2009, and the statements of cash flows for the six months ended February 28, 2010 and 2009, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2009, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

We adopted ASC 860-10-65-1 at the beginning of fiscal 2010. In accordance with the accounting guidance, in order to conform to the current period presentation, we made reclassifications within our Consolidated Statements of Operations to present the income attributable to noncontrolling interests as a reconciling item between net income and net income attributable to CHS Inc. Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on our Consolidated Balance Sheets. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.

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

As of February 28, 2010 and 2009, we had the following outstanding contracts:

	2010		2009
	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	558,538	835,564	445,967	578,124
Energy products — barrels	8,077	8,367	12,955	9,597
Crop nutrients — tons	1,042	1,419	1,129	1,690
Ocean and barge freight —metric tons	2,892	3,048	2,848	2,621

As of February 28, 2010, August 31, 2009 and February 28, 2009, the gross fair values of our derivative assets and liabilities were as follows:

	February 28,	August 31,	February 28,
	2010	2009	2009

Derivative Assets:
Commodity and freight derivatives	$234,260	$296,416	$525,745
Foreign exchange derivatives	59		31

	$234,319	$296,416	$525,776

Derivative Liabilities:
Commodity and freight derivatives	$332,284	$426,281	$558,946
Foreign exchange derivatives	6		3,857
Interest rate derivatives	3,179	4,911	297

	$335,469	$431,192	$563,100

For the three-month periods ended February 28, 2010 and 2009, and the six-month period ended February 28, 2010, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives were as follows:

		Amount of
		Gain (Loss)
		For the Three Months		For the Six Months
	Location of	Ended February 28,		Ended February 28,
	Gain (Loss)	2010	2009	2010

Commodity and freight derivatives	Cost of goods sold	$25,885	$12,543	$31,782
Foreign exchange derivatives	Cost of goods sold	53	(1,572)	53
Interest rate derivatives	Interest, net	(363)	(777)	(1,008)

		$25,575	$10,194	$30,827

Goodwill and Other Intangible Assets

Goodwill was $17.3 million, $17.3 million and $18.1 million on February 28, 2010, August 31, 2009 and February 28, 2009, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $78.3 million with total accumulated amortization of $34.3 million as of February 28, 2010. No intangible assets were acquired during the six-month period ended February 28, 2010, compared to intangible assets of $26.9 million

($0.1 million non-cash) that were acquired during the six months ended February 28, 2009. Total amortization expense for intangible assets during the six-month periods ended February 28, 2010 and 2009, was $5.7 million and $5.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.0 million annually for the first two years, $7.5 million for the next year and $3.3 million for the following two years.

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2-3 years. The amortization expense related to turnaround costs are included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash flows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Recent Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the annual disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. As this standard is only disclosure related, it will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 860-10-65-3, “Accounting for Transfers of Financial Assets,” which requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. ASC 860-10-65-3 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after

December 15, 2010. As ASU No. 2010-06 is only disclosure related, it will not have an impact on our consolidated financial statements.

Note 2.	Receivables

	February 28,	August 31,	February 28,
	2010	2009	2009

Trade accounts receivable	$1,409,309	$1,482,921	$1,212,680
Cofina Financial notes receivable	293,436	254,419	302,122
Other	170,835	189,434	106,585

	1,873,580	1,926,774	1,621,387
Less allowances and reserves	90,833	99,025	95,384

	$1,782,747	$1,827,749	$1,526,003

Note 3.	Inventories

	February 28,	August 31,	February 28,
	2010	2009	2009

Grain and oilseed	$776,229	$638,622	$641,660
Energy	518,735	496,114	427,928
Crop nutrients	246,252	114,832	380,389
Feed and farm supplies	399,292	198,440	493,585
Processed grain and oilseed	85,019	69,344	30,962
Other	9,764	8,928	7,566

	$2,035,291	$1,526,280	$1,982,090

The market prices for crop nutrients products fell significantly during our prior fiscal year, and due to a wet fall season, we had a higher quantity of inventory on hand at the end of our first quarter of fiscal 2009 than is typical at that time of year. In order to reflect our crop nutrients inventories at net realizable values at November 30, 2008, we recorded approximately $84 million of lower-of-cost or market adjustments in cost of goods sold of our Ag Business segment related to our crop nutrients and feed and farm supplies inventories, based on committed sales and current market values. As of February 28, 2009, there were $49.5 million of lower-of-cost or market adjustments remaining in inventory. During the six months ended February 28, 2010, we recorded approximately $3.3 million of lower-of-cost or market adjustments.

As of February 28, 2010, we valued approximately 19% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (17% and 15% as of August 31, 2009 and February 28, 2009, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $379.9 million, $311.4 million and $111.0 million at February 28, 2010, August 31, 2009 and February 28, 2009, respectively.

Note 4.	Investments

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in our Ag Business segment, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. As of March 2010, Agriliance has sold most of its retail facilities to various third parties, as well as to us and to Land O’Lakes, with facilities available for repositioning in Florida. During the six months ended February 28, 2010, we received $90.0 million in cash distributions from Agriliance as a return of capital, primarily from the sale of Agriliance’s retail facilities.

During the six months ended February 28, 2009, we invested an additional $76.3 million in Multigrain AG (Multigrain) for its increased capital needs that resulted from expansion of its operations. We have approximately a 40% ownership interest in Multigrain, included in our Ag Business segment, and account for our investment using the equity method.

On August 31, 2008, we had a minority ownership interest in VeraSun Energy Corporation (VeraSun), included in our Processing segment. On October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an impairment of our investment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and we recorded an impairment charge and subsequent loss of $70.7 million during the six months ended February 28, 2009. The impairment did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. Our remaining VeraSun investment of $3.6 million was written off during the third quarter of fiscal 2009 due to the outcome of its bankruptcy.

During the six months ended February 28, 2009, we sold our available-for-sale investment of common stock in the New York Mercantile Exchange (NYMEX Holdings) for proceeds of $16.1 million and recorded a pretax gain of $15.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in our Processing segment. During the six months ended February 28, 2009, we made a $10.0 million capital contribution to Ventura Foods. We account for Ventura Foods as an equity method investment, and as of February 28, 2010, our carrying value of Ventura Foods exceeded our share of their equity by $14.5 million, of which $1.7 million is being amortized with a remaining life of approximately two years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of February 28, 2010, August 31, 2009 and February 28, 2009 and statements of operations for the three and six months ended February 28, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Net sales	$460,931	$491,498	$949,401	$1,078,168
Gross profit	47,741	55,982	116,657	97,118
Net income	8,083	18,105	37,556	28,756
Net income attributable to CHS Inc.	4,042	9,053	18,778	14,378

	February 28,	August 31,	February 28,
	2010	2009	2009

Current assets	$484,189	$441,406	$405,007
Non-current assets	453,935	464,356	475,459
Current liabilities	162,447	141,844	244,568
Non-current liabilities	303,936	303,665	306,777

Note 5.	Notes Payable

	February 28,	August 31,	February 28,
	2010	2009	2009

Notes payable	$14,994	$19,183	$17,399
Cofina Financial notes payable	182,833	227,689	255,641

	$197,827	$246,872	$273,040

As of November 20, 2009, Cofina Funding, LLC, a wholly-owned subsidiary of Cofina Financial, has an additional $25.0 million available credit under note purchase agreements with various purchasers, through the issuance of short term notes payable ($212.0 million on August 31, 2009).

We did not renew our revolving 364-day facility with a committed amount of $300 million that expired in February 2010, but instead, intend to refinance it along with our five-year facility during our third quarter of fiscal 2010.

Note 6.	Interest, net

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Interest expense	$17,515	$19,943	$35,794	$42,331
Capitalized interest	(1,527)	(1,316)	(3,051)	(2,214)
Interest income	(1,729)	(4,852)	(2,272)	(6,167)

Interest, net	$14,259	$13,775	$30,471	$33,950

Note 7.	Equities

Changes in equity for the six-month periods ended February 28, 2010 and 2009 are as follows:

	Fiscal 2010	Fiscal 2009

CHS Inc. balances, September 1, 2009 and 2008	$3,090,302	$2,955,686
Net income attributable to CHS Inc.	202,618	219,531
Other comprehensive loss	(2,770)	(18,066)
Patronage distribution	(437,640)	(639,887)
Patronage accrued	426,500	652,000
Equities retired	(11,476)	(34,703)
Equity retirements accrued	11,476	84,648
Equities issued in exchange for elevator properties	616	1,899
Preferred stock dividends	(10,976)	(9,048)
Preferred stock dividends accrued	3,659	3,016
Accrued dividends and equities payable	(81,059)	(84,359)
Other, net	6,431	(10,500)

CHS Inc. balances, February 28, 2010 and 2009	$3,197,681	$3,120,217

Noncontrolling interests balances, September 1, 2009 and 2008	$242,862	$205,732
Net income attributable to noncontrolling interests	6,076	41,473
Distributions to noncontrolling interests	(1,423)	(14,942)
Distributions accrued	1,014	3,762
Other	26	3,878

Noncontrolling interests balances, February 28, 2010 and 2009	$248,555	$239,903

Note 8.	Comprehensive Income

Total comprehensive income was $205.9 million and $242.9 million for the six months ended February 28, 2010 and 2009, respectively, which included amounts attributable to noncontrolling interests of $6.1 million and $41.5 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the six months ended February 28, 2010 and 2009. On February 28, 2010 and 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.	Employee Benefit Plans

Employee benefits information for the three and six months ended February 28, 2010 and 2009 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009

Components of net periodic benefit costs for the
three months ended February 28, 2010 and 2009:
Service cost	$5,206	$4,061	$308	$296	$329	$279
Interest cost	5,745	5,692	571	594	517	561
Expected return on plan assets	(9,231)	(7,520)
Prior service cost amortization	549	529	105	137	139	(50)
Actuarial loss (gain) amortization	2,633	1,281	159	162	(11)	(41)
Transition amount amortization					50	233

Net periodic benefit cost	$4,902	$4,043	$1,143	$1,189	$1,024	$982

Components of net periodic benefit costs for the
six months ended February 28, 2010 and 2009:
Service cost	$10,412	$8,122	$616	$592	$659	$557
Interest cost	11,495	11,382	1,142	1,188	1,035	1,121
Expected return on plan assets	(18,451)	(15,108)
Prior service cost amortization	1,097	1,058	210	273	274	(99)
Actuarial loss (gain) amortization	5,271	2,526	318	324	(23)	(83)
Transition amount amortization					101	468

Net periodic benefit cost	$9,824	$7,980	$2,286	$2,377	$2,046	$1,964

Employer Contributions:

Total contributions to be made during fiscal 2010, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2010, we made no contributions to the pension plans. NCRA expects to contribute approximately $3.0 million to their pension plan during fiscal 2010.

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

Segment information for the three and six months ended February 28, 2010 and 2009 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended February 28, 2010
Revenues	$2,037,528	$3,639,718	$264,503	$10,631	$(73,887)	$5,878,493
Cost of goods sold	1,990,171	3,540,709	255,833	(1,058)	(73,887)	5,711,768

Gross profit	47,357	99,009	8,670	11,689	—	166,725
Marketing, general and administrative	29,125	46,000	6,331	10,599		92,055

Operating earnings	18,232	53,009	2,339	1,090	—	74,670
Gain on investments		(13,775)				(13,775)
Interest, net	3,070	5,726	4,703	760		14,259
Equity income from investments	(1,190)	(9,066)	(8,542)	(136)		(18,934)

Income before income taxes	$16,352	$70,124	$6,178	$466	$—	$93,120

Intersegment revenues	$(68,199)	$(5,325)	$(363)		$73,887	$—

For the Three Months Ended February 28, 2009
Revenues	$1,546,147	$3,416,515	$270,628	$8,454	$(64,675)	$5,177,069
Cost of goods sold	1,418,479	3,346,583	262,037	(332)	(64,675)	4,962,092

Gross profit	127,668	69,932	8,591	8,786	—	214,977
Marketing, general and administrative	33,661	47,545	7,530	10,237		98,973

Operating earnings (losses)	94,007	22,387	1,061	(1,451)	—	116,004
Gain on investments		(3,001)				(3,001)
Interest, net	982	9,707	3,348	(262)		13,775
Equity (income) loss from investments	(591)	1,785	(11,509)	(73)		(10,388)

Income (loss) before income taxes	$93,616	$13,896	$9,222	$(1,116)	$—	$115,618

Intersegment revenues	$(57,575)	$(6,330)	$(770)		$64,675	$—

For the Six Months Ended February 28, 2010
Revenues	$4,302,108	$7,382,349	$528,602	$21,105	$(160,430)	$12,073,734
Cost of goods sold	4,212,891	7,154,650	499,917	(2,680)	(160,430)	11,704,348

Gross profit	89,217	227,699	28,685	23,785	—	369,386
Marketing, general and administrative	57,015	84,191	11,880	19,475		172,561

Operating earnings	32,202	143,508	16,805	4,310	—	196,825
Gain on investments		(13,775)				(13,775)
Interest, net	3,859	13,860	9,760	2,992		30,471
Equity income from investments	(2,296)	(18,381)	(29,911)	(512)		(51,100)

Income before income taxes	$30,639	$161,804	$36,956	$1,830	$—	$231,229

Intersegment revenues	$(149,444)	$(9,641)	$(1,345)		$160,430	$—

Goodwill	$1,983	$8,465		$6,898		$17,346

Capital expenditures	$90,495	$67,379	$3,619	$2,796		$164,289

Depreciation and amortization	$59,475	$29,047	$8,497	$4,089		$101,108

Total identifiable assets at February 28, 2010	$2,845,306	$3,539,721	$694,506	$803,272		$7,882,805

For the Six Months Ended February 28, 2009
Revenues	$4,096,699	$8,370,237	$581,518	$23,579	$(161,045)	$12,910,988
Cost of goods sold	3,747,131	8,236,153	554,619	(1,354)	(161,045)	12,375,504

Gross profit	349,568	134,084	26,899	24,933	—	535,484
Marketing, general and administrative	61,493	87,108	14,279	23,834		186,714

Operating earnings	288,075	46,976	12,620	1,099	—	348,770
(Gain) loss on investments	(15,748)	(3,001)	70,724			51,975
Interest, net	5,177	23,433	7,105	(1,765)		33,950
Equity income from investments	(1,827)	(7,105)	(21,739)	(440)		(31,111)

Income (loss) before income taxes	$300,473	$33,649	$(43,470)	$3,304	$—	$293,956

Intersegment revenues	$(141,605)	$(18,111)	$(1,329)		$161,045	$—

Goodwill	$3,185	$8,065		$6,898		$18,148

Capital expenditures	$100,577	$30,979	$3,671	$1,569		$136,796

Depreciation and amortization	$57,644	$25,290	$8,328	$3,892		$95,154

Total identifiable assets at February 28, 2009	$2,637,591	$3,926,788	$607,975	$999,187		$8,171,541

Note 11.	Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at February 28, 2010 are as follows:

	Fair Value Measurements at February 28, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$861,248		$861,248
Commodity, freight and foreign currency derivatives	$12,117	66,511		78,628
Other assets	56,287			56,287

Total Assets	$68,404	$927,759		$996,163

Liabilities:
Commodity, freight and foreign currency derivatives	$17,779	$158,820		$176,599
Interest rate swap derivatives		3,179		3,179

Total Liabilities	$17,779	$161,999		$179,778

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

The table below represents a reconciliation at February 28, 2010, for assets measured at fair value using significant unobservable inputs (Level 3). This consisted of our short-term investments representing an enhanced cash fund at NCRA that was closed due to credit-market turmoil.

	Level 3 Short-Term
	Investments
	2010	2009

Balances, September 1, 2009 and 2008	$1,932	$7,154
Gains (losses) included in marketing, general and administrative expense	38	(1,031)
Settlements	(1,970)	(3,046)

Balances, February 28, 2010 and 2009	$—	$3,077

Note 12.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $36.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of February 28, 2010.

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

Results of Operations

Comparison of the three months ended February 28, 2010 and 2009

General.  We recorded income before income taxes of $93.1 million during the three months ended February 28, 2010 compared to $115.6 million during the three months ended February 28, 2009, a decrease of $22.5 million (20%). Operating results reflected lower pretax earnings in our Energy and Processing segments, which were partially offset by increased pretax earnings in our Ag Business segment and Corporate and Other.

Our Energy segment generated income before income taxes of $16.4 million for the three months ended February 28, 2010 compared to $93.6 million in the three months ended February 28, 2009. This decrease in earnings of $77.2 million is primarily from lower margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane, lubricants, renewable fuels marketing and transportation businesses improved, while our equipment business experienced lower earnings during the three months ended February 28, 2010 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $70.1 million for the three months ended February 28, 2010 compared to $13.9 million in the three months ended February 28, 2009, an increase in earnings of $56.2 million. Earnings from our wholesale crop nutrients business improved $37.8 million for the three months ended February 28, 2010 compared with the same period in fiscal 2009. The market prices for crop nutrients products fell significantly during the first half of our fiscal 2009 as fertilizer prices, an input to grain production, followed some of the declining grain prices. Late fall of calendar 2008 rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first and second fiscal quarters of 2009 than is typical at that time of year. Because there are no future contracts or other derivative instruments that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. From time to time, crop nutrients hedge some positions in over-the-counter (OTC) swaps. Depreciation in fertilizer prices continued throughout the third quarter of our fiscal 2009 which had the affect of dramatically reducing gross margins on this product. To reflect our wholesale crop nutrients inventories at net-realizable values, we recorded lower-of-cost or market adjustments of approximately $56.8 million during the first quarter of fiscal 2009, of which $18.1 million was remaining at the end of the second quarter of fiscal 2009. The price fluctuations for the first half of fiscal 2010 were far less volatile and we recorded lower-of-cost or market adjustments of approximately $2.0 million during the second quarter of fiscal 2010. Improved financial performance by Agriliance, an agronomy joint venture in which we hold a 50% interest, along with a gain on the sale of many of their remaining facilities were partially offset by reduced earnings from a Canadian agronomy equity investment, which net, resulted in a $23.0 million net increase in earnings from these investments, net of allocated internal expenses. Our country operations earnings increased $3.6 million during the three months ended February 28, 2010 compared to the same period in the prior year, primarily as a result of margins from higher grain volumes, in addition to overall increased margins mostly from acquisitions and improved crop nutrient margins. Our grain marketing earnings decreased by $8.2 million during the three months ended February 28, 2010 compared with the same period in fiscal 2009, primarily as a result of reduced margins on wheat, although during these comparable periods grain volumes increased.

Our Processing segment generated income before income taxes of $6.2 million for the three months ended February 28, 2010 compared to $9.2 million in the three months ended February 28, 2009, a decrease in earnings of $3.0 million. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $6.9 million during the three months ended February 28, 2010, compared to the same period in the prior year, primarily as a result of increased commodity prices for inputs, reducing margins on the products sold. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $1.9 million for the three months ended February 28, 2010 compared to the same period in the prior year, primarily as a result of improved margins on the products sold. Oilseed processing earnings increased $1.5 million during the three months ended February 28, 2010 compared to the same period in the prior year, primarily due to improved crushing margins, partially offset by lower refining margins. During the three-month period ended February 28, 2009, we reflected a $0.5 million loss related to allocated internal expenses on our investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008.

Corporate and Other generated income before income taxes of $0.5 million for the three months ended February 28, 2010 compared to a loss of $1.1 million in the three months ended February 28, 2009, an increase in earnings of $1.6 million. The three months ended February 28, 2009 included a change in the allocation of corporate variable pay of $1.7 million.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2010 was $82.7 million compared to $82.3 million for the three months ended February 28, 2009, which represents a $0.4 million increase.

Revenues.  Consolidated revenues were $5.9 billion for the three months ended February 28, 2010 compared to $5.2 billion for the three months ended February 28, 2009, which represents a $0.7 billion (14%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.0 billion increased by $480.8 million (32%) during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. During the three months ended February 28, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $68.2 million and $57.6 million, respectively. The net increase in revenues of $480.8 million is comprised of a net increase of $262.1 million related to higher prices on refined fuels and renewable fuels marketing products, in addition to $218.7 million related to a net increase in sales volume. Refined fuels revenues increased $207.7 million (24%), of which $345.5 million was related to a net average selling price increase, partially offset by $137.8 million, which was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.66 per gallon (47%), while volumes decreased 16%, mainly from the impact on the global economy with less transport diesel usage, when comparing the three months ended February 28, 2010 with the same period a year ago. Propane revenues decreased $1.2 million, of which $33.4 million was due to a decrease in the net average selling price, partially offset by $32.2 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane decreased $0.12 per gallon (9%), while sales volume increased 10% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand for home heating. Renewable fuels marketing revenues increased $186.2 million (169%), mostly from a 134% increase in volumes, coupled with an increase in the average selling price of $0.26 per gallon (15%), when compared with the same three-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $3.6 billion, increased $0.2 billion (7%) during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. Grain revenues in our Ag Business segment totaled $3.0 billion and $2.8 billion during the three months ended February 28, 2010 and 2009, respectively. Of the grain revenues increase of $209.6 million (8%), $338.3 million is due to a 12% net increase in volumes, partially offset by $128.7 million, which was attributable to decreased average grain selling prices during the three months ended February 28, 2010 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.28 per bushel (4%) over the same three-month period in fiscal 2009. The average month-end market price per bushel of soybeans and corn increased approximately $0.26 and $0.04, respectively, while the price per bushel of spring wheat decreased $1.23 when compared to the three months ended February 28, 2009. Wheat, soybean, barley, sunflowers and corn all had increased volumes compared to the six months ended February 28, 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $339.0 million and $325.8 million during the three months ended February 28, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues increase of $13.2 million (4%), $54.1 million is attributable to increased volumes, partially offset by $40.9 million which was due to decreased average fertilizer selling prices, during the three months ended February 28, 2010 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected a decrease of $40 per ton (11%) over the same three-month period in fiscal 2009. Our crop nutrient volumes increased 17% during the three months ended February 28, 2010 compared with the same period of a year ago, mainly due to the reduced sales related to higher fertilizer prices during a falling market in the three months ended February 28, 2009 compared to the same period in fiscal 2010.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $249.0 million increased by $1.5 million (1%) during the three months ended February 28, 2010 compared to the three months ended February 28, 2009, primarily the result of increased revenues in our country operations business of retail energy and crop protection products, partially offset by decreases in feed, seed and crop nutrients products. Other revenues within our Ag Business segment of $42.9 million during the three months ended February 28, 2010 decreased $0.2 million compared to the three months ended February 28, 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $264.1 million decreased $5.7 million (2%) during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Our oilseed processing operation net revenues decreased $5.7 million, primarily from a decrease in the average selling price of oilseed refined products, and from volume decreases in our oilseed refinery operations, partially offset by increases in processed (crushed) oilseed products average selling price, as compared to the three months ended February 28, 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $5.7 billion for the three months ended February 28, 2010 compared to $5.0 billion for the three months ended February 28, 2009, which represents a $0.7 billion (15%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.9 billion increased by $561.1 million (41%) during the three months ended February 28, 2010 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $247.7 million (30%) which reflects an increase in the average cost of refined fuels of $0.73 per gallon (54%); while volumes decreased 16% compared to the three months ended February 28, 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 28, 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 82% compared to the three months ended February 28, 2009. The cost of propane decreased $5.9 million (2%) mostly from a decrease in the average cost of $0.14 per gallon (11%), partially offset by a 10% increase in volumes, when compared to the three months ended February 28, 2009. The increase in propane volumes primarily reflects increased demand caused by an improved home heating season. Renewable fuels marketing costs increased $184.2 million (170%), mostly from a 134% increase in volumes, in addition to an increase in the average cost of $0.26 per gallon (16%), when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $3.5 billion, increased $195.1 million (6%) during the three months ended February 28, 2010 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2.9 billion and $2.7 billion during the three months ended February 28, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $219.4 million (8%) compared to the three months ended February 28, 2009. This is primarily the result of a 12% net increase in bushels sold, partially offset by a $0.24 (4%) decrease in the average cost per bushel, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat decreased, while soybeans and corn slightly increased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $324.1 million and $350.6 million during the three months ended February 28, 2010 and 2009, respectively. The net decrease of $26.5 million (8%) is comprised of a decrease in the average cost per ton of fertilizer of $84 (21%), partially offset by increases in tons sold of 17%, when compared to the same three-month period in the prior year.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased $7.2 million (4%) during the three months ended February 28, 2010 compared to the three months ended February 28, 2009, primarily due to lower input commodity prices, partially offset by increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $255.5 million decreased $5.8 million (2%) compared to the three months ended February 28, 2009, which was primarily due to a decrease in volumes of oilseed refined products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $92.1 million for the three months ended February 28, 2010 decreased by $6.9 million (7%) compared to the three months ended February 28, 2009. This net decrease includes reduced accruals for variable pay in many of our business operations and Corporate and Other, partially offset by expansion of foreign operations and acquisitions.

(Gain) loss on Investments.  During the three months ended February 28, 2010, we recorded a net gain on investments of $13.8 million, primarily related to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment. During the three months ended February 28, 2009, we recorded a net gain on investments of $3.0 million, which primarily relates to a gain on the sale of a Canadian agronomy investment, included in our Ag Business segment.

Interest, net.  Net interest of $14.3 million for the three months ended February 28, 2010 increased $0.5 million (4%) compared to the same period in fiscal 2009. Interest expense for the three months ended February 28, 2010 and 2009 was $17.5 million and $19.9 million, respectively. The decrease in interest expense of $2.4 million (12%) primarily relates to the principal payments on our long-term debt in the past 12 months. In addition, the average level of short-term borrowings decreased $35.8 million (13%) during the three months ended February 28, 2010 compared to the same period in fiscal 2009, mostly due to significantly reduced working capital needs resulting from lower commodity prices. For the three months ended February 28, 2010 and 2009, we capitalized interest of $1.5 million and $1.3 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income, generated primarily from marketable securities, was $1.7 million and $4.9 million for the three months ended February 28, 2010 and 2009, respectively. The net decrease in interest income of $3.2 million (64%) was mostly within Corporate and Other, which primarily relates to marketable securities with interest yields lower than a year ago.

Equity Income from Investments.  Equity income from investments of $18.9 million for the three months ended February 28, 2010 increased $8.5 million (82%) compared to the three months ended February 28, 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business and Energy segments and Corporate and Other of $10.8 million, $0.6 million and $0.1 million, respectively, and was partially offset by reduced equity investment earnings in our Processing segment of $3.0 million.

Our Ag Business segment generated improved equity investment earnings of $10.8 million. Our share of equity investment earnings or losses in agronomy improved earnings by $11.0 million, and includes improved retail margins, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We had a net decrease of $0.4 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended February 28, 2010 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate increase in equity investment earnings of $0.2 million from several small equity investments.

Our Processing segment generated reduced equity investment earnings of $3.0 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded reduced earnings of $5.0 million compared to the same three-month period in fiscal 2009. Ventura Foods’ decrease in earnings was primarily due to higher commodity prices for inputs, resulting in reduced margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $2.0 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to the same three-month period in fiscal 2009. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which depresses gross margins in the milling industry.

Our Energy segment generated improved equity investment earnings of $0.6 million related to an equity investment held by NCRA.

Corporate and Other generated improved earnings of $0.1 million from equity investment earnings, as compared to the three months ended February 28, 2009.

Income Taxes.  Income tax expense of $7.0 million for the three months ended February 28, 2010 compared with $14.0 million for the three months ended February 28, 2009, resulting in effective tax rates of 7.8% and 14.6%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 28, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $3.5 million for the three months ended February 28, 2010 decreased by $15.8 million (82%) compared to the three months ended February 28, 2009. This net decrease was a result of significantly less profitable operations within our majority-owned subsidiaries. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the six months ended February 28, 2010 and 2009

General.  We recorded income before income taxes of $231.2 million during the six months ended February 28, 2010 compared to $294.0 million during the six months ended February 28, 2009, a decrease of $62.8 million (21%). Included in the results for the six months ended February 28, 2010 was a $13.7 million gain on the sale of many of the Agriliance southern locations. Operating results reflected lower pretax earnings in our Energy segment and Corporate and Other, which were partially offset by increased pretax earnings in our Ag Business and Processing segments.

Our Energy segment generated income before income taxes of $30.6 million for the six months ended February 28, 2010 compared to $300.5 million in the six months ended February 28, 2009. This decrease in earnings of $269.9 million is primarily from lower margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Also, in our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our propane, lubricants, renewable fuels marketing and transportation businesses improved, while our equipment business experienced lower earnings during the six months ended February 28, 2010 when compared to the same six-month period of the previous year.

Our Ag Business segment generated income before income taxes of $161.8 million for the six months ended February 28, 2010 compared to $33.6 million in the six months ended February 28, 2009, an increase in earnings of $128.2 million. Earnings from our wholesale crop nutrients business improved $77.3 million for the first six months of fiscal 2010 compared with the same period in fiscal 2009. The market prices for crop nutrients products fell significantly during the first six months of our fiscal 2009 as fertilizer prices, an input to grain production, followed some of the declining grain prices. Late fall of calendar 2008 rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter 2009 than is typical at that time of year. Because there are no future contracts or other derivative instruments that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. From time to time, crop nutrients hedge some positions in OTC swaps. Depreciation in fertilizer prices continued throughout the second and third quarters of our fiscal 2009 which had the affect of dramatically reducing gross margins on this product. To reflect our wholesale crop nutrients inventories at net-realizable values, we recorded lower-of-cost or market adjustments of approximately $56.8 million in November, 2008, of which $18.1 million was remaining at the end of the second quarter of fiscal 2009. The price fluctuations for the first half of fiscal 2010 were far less volatile and we recorded lower-of-cost or market adjustments of approximately $3.3 million during the six months ended in fiscal 2010. During the six months ended February 28, 2010, we recorded a gain on the sales of many of the southern locations of Agriliance of $13.7 million. In addition, Agriliance saw improved margins during fiscal 2010, partially offset by reduced earnings from a Canadian equity investment that was sold during the second quarter of fiscal 2009. Combined agronomy equity investments resulted in a $25.2 million net increase in earnings, net of allocated internal expenses. Our grain marketing earnings increased by $14.9 million during the six months ended February 28, 2010 compared with the same six-month period in fiscal 2009, primarily from improved margins as a result of higher grain volumes, partially offset by slightly reduced earnings from our joint ventures. Our country operations earnings increased $10.8 million during the six months ended February 28, 2010 compared to the same period in the prior year, primarily as a result of improved margins from higher grain volumes, in addition to overall increased margins mostly from acquisitions and improved crop nutrient margins.

Our Processing segment generated income before income taxes of $37.0 million for the six months ended February 28, 2010 compared to a net loss of $43.5 million in the six months ended February 28, 2009, an increase in earnings of $80.5 million. During the six-month period ended February 28, 2009, we reflected a $70.7 million loss ($72.7 million, including allocated internal expenses) on our investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008. Oilseed processing earnings increased $3.4 million during the six months ended February 28, 2010 compared to the same period in the prior year, primarily due to improved crushing margins and volumes, partially offset by reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $2.7 million for the six months ended February 28, 2010 compared to the same period in the prior year, primarily as a result of improved margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $1.7 million during the six months ended February 28, 2010, compared to the same period in the prior year, primarily as a result of decreased commodity prices for inputs, improving margins on the products sold.

Corporate and Other generated income before income taxes of $1.8 million for the six months ended February 28, 2010 compared to $3.3 million in the six months ended February 28, 2009, a decrease in earnings of $1.5 million. This decrease is primarily attributable to reduced revenues from our financial and insurance services, partially offset by improved revenues in our hedging services.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2010 was $202.6 million compared to $219.5 million for the six months ended February 28, 2009, which represents a $16.9 million (8%) decrease.

Revenues.  Consolidated revenues were $12.1 billion for the six months ended February 28, 2010 compared to $12.9 billion for the six months ended February 28, 2009, which represents a $0.8 billion (7%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $4.2 billion increased by $197.6 million (5%) during the six months ended February 28, 2010 compared to the six months ended February 28, 2009. During the six months ended February 28, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $149.4 million and $141.6 million, respectively. The net increase in revenues of $197.6 million is comprised of $146.9 million related to a net increase in sales volume and $50.7 million related to higher prices on refined fuels and renewable fuels marketing products. Refined fuels revenues decreased $167.2 million (6%), of which $232.2 million was attributable to decreased volumes, partially offset by $65.0 million which was related to a net average selling price increase, compared to the same period in the previous year. While volumes decreased 9%, mainly from the impact on the global economy with less transport diesel usage, the sales price of refined fuels increased $0.05 per gallon (3%), when comparing the six months ended February 28, 2010 with the same period a year ago. Propane revenues decreased $23.3 million (4%), of which $114.4 million was due to a decrease in the net average selling price, partially offset by $91.1 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane decreased $0.23 per gallon (17%), while sales volume increased 16% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand including an improved crop drying season and an earlier home heating season. Renewable fuels marketing revenues increased $296.7 million (112%), mostly from a 103% increase in volumes, in addition to an increase in the average selling price of $0.08 per gallon (5%), when compared with the same six-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $7.4 billion, decreased $1.0 billion (12%) during the six months ended February 28, 2010 compared to the six months ended February 28, 2009. Grain revenues in our Ag Business segment totaled $6.0 billion and $6.6 billion during the six months ended February 28, 2010 and 2009, respectively. Of the grain revenues decrease of $522.0 million (8%), $1.3 billion is attributable to decreased average grain selling prices, partially offset by $759.6 million, which is due to a 12% increase in volumes during the six months ended February 28, 2010 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.34 per bushel (17%) over the same six-month period in fiscal 2009. The average month-end market price per bushel of spring wheat and corn decreased approximately $1.34 and $0.19, respectively, while the price per bushel of soybeans increased $0.32 when compared to the six months ended February 28, 2009. Wheat, corn and soybean volumes increased, while barley reflected a decrease compared to the six months ended February 28, 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $620.0 million and $959.3 million during the six months ended February 28, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues decrease of $339.3 million (35%), $381.1 million is due to decreased average fertilizer selling prices, partially offset by $41.8 million, which was attributable to increased volumes, during the six months ended February 28, 2010 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected a decrease of $201 per ton (38%) over the same six-month period in fiscal 2009. Volumes increased 4% during the six months ended February 28, 2010 compared with the same period of a year ago.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $612.3 million decreased by $118.8 million (16%) during the six months ended February 28, 2010 compared to the six months ended February 28, 2009, primarily the result of decreased revenues in our country operations business of retail crop nutrients, feed, seed, energy and crop protection products, partially offset by increased revenues from our sunflower operations. Other revenues within our Ag Business segment of $91.2 million during the six months ended February 28, 2010 increased $0.6 million (1%) compared to the six months ended February 28, 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $527.3 million decreased $52.9 million (9%) during the six months ended February 28, 2010 compared to the six months ended February 28, 2009. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Our oilseed operation net revenues decreased $52.9 million, primarily from a decrease in the average selling price of oilseed refined products in addition to volume decreases, as compared to the six months ended February 28, 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $11.7 billion for the six months ended February 28, 2010 compared to $12.4 billion for the six months ended February 28, 2009, which represents a $0.7 billion (5%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $4.1 billion increased by $457.9 million (13%) during the six months ended February 28, 2010 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased volumes for renewable fuels marketing products. Specifically, refined fuels cost of goods sold decreased $32.2 million (1%) which reflects volumes decreases of 9%, partially offset by an increase in the average cost of refined fuels of $0.16 per gallon (8%); while compared to the six months ended February 28, 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 24% compared to the six months ended February 28, 2009. The cost of propane decreased $31.2 million (6%), mostly from a decrease of $0.24 per gallon (18%), partially offset by a 16% increase in volumes, when compared to the six months ended February 28, 2009. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season and an earlier home heating season. Renewable fuels marketing costs increased $293.5 million (112%), mostly from a 103% increase in volumes, in addition to an increase in the average cost of $0.08 per gallon (5%), when compared with the same six-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $7.1 billion, decreased $1.1 billion (13%) during the six months ended February 28, 2010 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $5.9 billion and $6.4 billion during the six months ended February 28, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $541.7 million (8%) compared to the six months ended February 28, 2009. This is primarily the result of a $1.35 (18%) decrease in the average cost per bushel, partially offset by a 12% net increase in bushels sold as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat and corn decreased, while soybeans slightly increased compared to the same six-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $592.3 million and $1.0 billion during the six months ended February 28, 2010 and 2009, respectively. Of this $414.5 million (41%) decrease in wholesale crop nutrients cost of goods sold, approximately $56.8 million is due to the lower-of-cost or market adjustments on inventories during the six months ended February 28, 2009, as previously discussed. The average cost per ton of fertilizer decreased $241 (44%), partially offset by net volumes increases of 4% when compared to the same six-month period in the prior year.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased by $135.5 million during the six months ended February 28, 2010 compared to the six months ended February 28, 2009, primarily due to lower input commodity prices, partially offset by increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $498.6 million decreased $54.7 million (10%) compared to the six months ended February 28, 2009, which was primarily due to a decrease in the cost of soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $172.6 million for the six months ended February 28, 2010 decreased by $14.2 million (8%) compared to the six months ended February 28, 2009. This net decrease includes reduced expenses in our wholesale crop nutrient operations within our Ag Business segment of $1.9 million, in addition to reduced accruals for variable pay in many of our other operations and Corporate and Other, partially offset by expansion of foreign operations and acquisitions.

Loss (Gain) on Investments.  During the six months ended February 28, 2010, we recorded a net gain on investments of $13.8 million, primarily related to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment. During the six months ended February 28, 2009, we recorded a net loss on investments of $52.0 million, including a $70.7 million loss on our investment in VeraSun in our Processing segment, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during the six months ended February 28, 2009, we recorded a net gain on investments of $3.0 million, included in our Ag Business segment, which primarily relates to a gain on the sale of a Canadian agronomy investment.

Interest, net.  Net interest of $30.5 million for the six months ended February 28, 2010 decreased $3.5 million (10%) compared to the same period in fiscal 2009. Interest expense for the six months ended February 28, 2010 and 2009 was $35.8 million and $42.3 million, respectively. The decrease in interest expense of $6.5 million (15%) primarily relates to the average level of short-term borrowings which decreased $73.5 million (23%) during the six months ended February 28, 2010 compared to the same period in fiscal 2009, mostly due to significantly reduced working capital needs resulting from lower commodity prices, in addition to reduced interest expense due to the principal payments on our long-term debt in the past 12 months. For the six months ended February 28, 2010 and 2009, we capitalized interest of $3.1 million and $2.2 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income, generated primarily from marketable securities, was $2.3 million and $6.2 million for the six months ended February 28, 2010 and 2009, respectively. The net decrease in interest income of $3.9 million (63%) was mostly in Corporate and Other and at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields lower than a year ago.

Equity Income from Investments.  Equity income from investments of $51.1 million for the six months ended February 28, 2010 increased $20.0 million (64%) compared to the six months ended February 28, 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business, Processing and Energy segments and Corporate and Other of $11.3 million, $8.2 million, $0.4 million and $0.1 million, respectively.

Our Ag Business segment generated improved equity investment earnings of $11.3 million. Our share of equity investment earnings or losses in agronomy improved earnings by $12.7 million, and includes improved retail margins, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We had a net decrease of $0.8 million from our share of equity investment earnings in our grain marketing joint ventures during the six months ended February 28, 2010 compared to the same period the previous year, which is primarily related to decreased export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.6 million from several small equity investments.

Our Processing segment generated improved equity investment earnings of $8.2 million. Ventura Foods, our vegetable oil-based products and packaged foods joint venture, recorded improved earnings of $4.4 million compared to the same six-month period in fiscal 2009. Ventura Foods’ increase in earnings was primarily due to lower commodity prices for inputs, resulting in improved margins on the products sold. A shifting demand balance for soybeans for both food and renewable fuels meant addressing supply and price challenges for both CHS and our Ventura Foods joint venture. Horizon Milling, our domestic and Canadian wheat milling joint ventures, recorded improved earnings of $3.8 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to the same six-month period in fiscal 2009. Typically results are affected by U.S. dietary habits and although the preference for a low carbohydrate diet appears to have reached the bottom of its cycle, milling capacity, which had been idled over the past few years because of lack of demand for flour products, can easily be put back into production as consumption of flour products increases, which depresses gross margins in the milling industry.

Our Energy segment generated improved equity investment earnings of $0.4 million related to an equity investment held by NCRA.

Corporate and Other generated improved earnings of $0.1 million from equity investment earnings, as compared to the six months ended February 28, 2009.

Income Taxes.  Income tax expense of $22.5 million for the six months ended February 28, 2010 compared with $33.0 million for the six months ended February 28, 2009, resulting in effective tax rates of 10.0% and 13.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 28, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $6.1 million for the six months ended February 28, 2010 decreased by $35.4 million (85%) compared to the six months ended February 28, 2009. This net decrease was a result of significantly less profitable operations within our majority-owned subsidiaries. Substantially all minority interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On February 28, 2010, we had working capital, defined as current assets less current liabilities, of $1,705.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009. On February 28, 2009, we had working capital of $1,754.2 million and a current ratio of 1.5 to 1.0, compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008.

On February 28, 2010, our committed line of credit consisted of a five-year revolving facility in the amount of $1.3 billion, which expires in May 2011. We did not renew our 364-day facility that expired in February 2010, but instead, intend to refinance it along with our five-year revolving facility during our third quarter of fiscal 2010. The current credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with it are highly liquid. On February 28, 2010 and 2009, we had no amount outstanding on our five-year revolving facility, and on February 28, 2009, we had no amount outstanding on our 364-day facility. We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on February 28, 2010 and 2009. With our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

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

Our cash flows used in operating activities were $236.1 million for the six months ended February 28, 2010, compared to cash flows provided by operating activities of $934.2 million for the six months ended February 28, 2009. The fluctuation in cash flows when comparing the two periods is primarily from a net increase in operating assets and liabilities during the six months ended February 28, 2010, compared to a net decrease in the six months ended February 28, 2009. Commodity prices and inventory quantities increased during the six months ended February 28, 2010, and resulted in increased working capital needs compared to August 31, 2009. During the six months ended February 28, 2009, commodity prices declined significantly and resulted in lower working capital needs compared to August 31, 2008.

Our operating activities used net cash of $236.1 million during the six months ended February 28, 2010. Net income including noncontrolling interests of $208.7 million and net non-cash expenses and cash distributions from equity investments of $108.9 million were exceeded by an increase in net operating assets and liabilities of $553.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, and amortization of deferred major repair costs, of $110.6 million, deferred taxes of $13.4 million and redemptions from equity investments, net of income from those investments, of $5.7 million, partially offset by gain on investments of $13.8 million. Gain on investments includes a $13.7 million gain recognized as a result of cash distributions received from Agriliance as a return of capital, and were primarily from the sale of many of their retail facilities. The increase in net operating assets and liabilities was caused primarily by a general increase in commodity prices in addition to inventory quantities reflected in increased inventories of $509.0 million, along with an increase in prepaid agronomy products of $284.0 million (included in other current assets), partially offset by an increase in customer advance payments of $369.9 million on February 28, 2010, when compared to August 31, 2009. On February 28, 2010, the per bushel market prices of our three primary grain commodities changed as follows: corn increased $0.52 (16%), soybeans decreased $1.49 (14%) and spring wheat was comparable in relation to the prices on August 31, 2009. In general, crude oil market prices increased $10 (14%) per barrel on February 28, 2010 compared to August 31, 2009. On February 28, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 9% and 39%, depending on the specific products, compared to prices on August 31, 2009, with the exception of Potash, which decreased approximately 20%. An increase in grain inventory quantities in our Ag Business segment of 41.7 million bushels (45%) also contributed to the increase in net operating assets and liabilities when comparing inventories at February 28, 2010 to August 31, 2009. In addition, our crop nutrients and feed and farm supplies inventory quantities increased along with prepaid agronomy products, as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting.

Our operating activities provided net cash of $934.2 million during the six months ended February 28, 2009. Net income including noncontrolling interests of $261.0 million, net non-cash expenses and cash distributions from equity investments of $164.4 million and a decrease in net operating assets and liabilities of $508.8 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, and amortization of deferred major repair costs, of $107.3 million, loss on investments of $52.0 million and redemptions from equity investments, net of income from those investments, of $10.1 million. Loss on investments primarily includes the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables and inventories, partially offset by a decrease in accounts payable and accrued expenses and an increase in other current assets on February 28, 2009, when compared to August 31, 2008. On February 28, 2009, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $2.18 (38%), $4.58 (34%) and $2.35 (27%), respectively, when compared to the prices on August 31, 2008. Crude oil market prices decreased $71 (61%) per barrel between August 31, 2008 and February 28, 2009. In addition, on February 28, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 21% and 66%, depending on the specific products, compared to prices on August 31, 2008. Grain inventory quantities decreased by 5.8 million bushels (6%) when comparing inventories on February 28, 2009 to August 31, 2008. Partially offsetting the impact of the decline in commodity prices was an increase in our feed and farm supplies inventory as well as prepaid agronomy products, included in other current assets, in our Ag Business segment as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting.

Our cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we can not ensure this historical trend will continue. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 28, 2010 and 2009, the net cash flows used in our investing activities totaled $127.6 million and $124.9 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $164.3 million and $136.8 million for the six months ended February 28, 2010 and 2009, respectively. For the year ending August 31, 2010, we expect to spend approximately $389.9 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2011 are expenditures to comply with an Environmental Protection Agency (EPA) regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. We anticipate the combined capital expenditures for benzene removal for our Laurel, Montana and NCRA’s McPherson, Kansas refineries to be approximately $134 million. Total expenditures for this project as of February 28, 2010 were approximately $54 million, of which $21 million was incurred during the six months ended February 28, 2010.

Expenditures for major repairs related to our refinery turnarounds during the six months ended February 28, 2010 and 2009, were $5.1 million and $1 thousand, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement, at the relevant refinery, over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of February 28, 2010, the aggregate capital expenditures for us and NCRA related to these settlements were approximately $37 million, and we anticipate spending an additional $3 million before December 2011. We do not believe that the settlements will have a material adverse effect on us or NCRA.

Investments made during the six months ended February 28, 2010 and 2009, totaled $9.3 million and $90.2 million, respectively. During the six months ended February 28, 2009, we invested $76.3 million in Multigrain AG (Multigrain) for its increased capital needs resulting from expansion of its operations. Our ownership interest in Multigrain is approximately 40%, and is included in our Ag Business segment. Also during the six months ended February 28, 2009, we made a capital contribution of $10.0 million to Ventura Foods, included in our Processing segment.

Cash acquisitions of businesses, net of cash received, totaled $76.4 million during the six months ended February 28, 2009. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. During the six months ended February 28, 2009, our Ag Business segment had acquisitions of $36.2 million.

Various cash acquisitions of intangibles were $1.3 million for the six months ended February 28, 2009.

Changes in notes receivable during the six months ended February 28, 2010, resulted in a net decrease in cash flows of $46.0 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable in the amount of $48.8 million on February 28, 2010, compared to August 31, 2009, partially offset by a net reduction of $2.8 million of other notes receivable. During the six months ended February 28, 2009, changes in notes receivable resulted in an increase in cash flows of $123.6 million. Of this change, $112.1 million of the increase was from reduced Cofina Financial notes receivable and the balance of

$11.5 million was primarily from the reduction of related party notes receivable at NCRA from its minority owners.

Partially offsetting our cash outlays for investing activities for the six months ended February 28, 2010 and 2009, were redemptions of investments we received totaling $94.1 million and $10.0 million, respectively. Of the redemptions received during the six months ended February 28, 2010, $90.0 million was a return of capital from Agriliance for proceeds the company received from the sale of many of its retail facilities. We also received proceeds of $41.6 million from the sales of an agronomy investment and our NYMEX Holdings common stock during the six months ended February 28, 2009. In addition, for the six months ended February 28, 2010 and 2009, we received proceeds from the disposition of property, plant and equipment of $3.0 million and $4.4 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver in the amount of $1.1 billion, with the ability to expand the facility an additional $200.0 million. In October 2007, we expanded that facility, receiving additional commitments in the amount of $200.0 million from certain lenders under the agreement. The additional commitments increased the total borrowing capacity to $1.3 billion on the facility, with no outstanding drawn balance on February 28, 2010. We did not renew our 364-day facility that expired in February 2010, but instead, intend to refinance it along with our five-year revolving facility during our third quarter of fiscal 2010. In addition to the five-year revolving line of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2009, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $11.7 million of inventories and receivables at February 28, 2010. On February 28, 2010, August 31, 2009 and February 28, 2009, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $15.0 million, $19.2 million and $17.4 million, respectively.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on February 28, 2010, August 31, 2009 and February 28, 2009.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $237.0 million as of February 28, 2010, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and/or Eurodollar rates, with a weighted average Eurodollar interest rate of 1.73% as of February 28, 2010. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $94.6 million as of February 28, 2010. As of February 28, 2010, $57.6 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $37.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $71.4 million as of February 28, 2010, of which $48.6 million was borrowed under these commitments with an interest rate of 2.23%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of February 28, 2010, and are due upon demand. Borrowings under these notes totaled $97.2 million as of February 28, 2010.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks for which we paid the note in full during fiscal 2009. The amount outstanding on February 28, 2009, was $24.6 million. Repayments of $24.6 million were made on this facility during the six months ended February 28, 2009.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the six months ended February 28, 2010 and 2009, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. Repayments of $3.6 million were made during each of the six months ended February 28, 2010 and 2009.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the six months ended February 28, 2010 and 2009.

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

Through NCRA, we had revolving term loans which were paid in full during fiscal 2009. Repayments of $0.5 million were made during the six months ended February 28, 2009.

On February 28, 2010, we had total long-term debt outstanding of $1,056.0 million, of which $150.0 million was bank financing, $887.4 million was private placement debt and $18.6 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, has not changed significantly during the six months ended February 28, 2010. On February 28, 2009, we had long-term debt outstanding of $1,151.5 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $11.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2010.

We did not have any new long-term borrowings during the six months ended February 28, 2010 or 2009. During the six months ended February 28, 2010 and 2009, we repaid long-term debt of $14.7 million and $39.0 million, respectively.

Other Financing

During the six months ended February 28, 2010 and 2009, changes in checks and drafts outstanding resulted in an increase in cash flows of $53.1 million and a decrease in cash flows of $52.9 million, respectively.

Distributions to noncontrolling interests for the six months ended February 28, 2010 and 2009, were $1.4 million and $14.9 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2009, were distributed during the six months ended February 28, 2010. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $153.8 million. During the six months ended February 28, 2009, we distributed cash patronage of $226.3 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2009, that will be distributed in fiscal 2010, to be approximately $50.1 million, of which $11.5 million was redeemed in cash during the six months ended February 28, 2010 compared to $34.7 million during the six months ended February 28, 2009. On March 1, 2010, we redeemed $36.7 million of capital equity certificates by issuing 1,295,896 shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. During the six months ended February 28, 2009, we redeemed $49.9 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 28, 2010, we had 10,976,107 shares of Preferred Stock outstanding with a total redemption value of approximately $274.4 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the six months ended February 28, 2010 and 2009, were $11.0 million and $9.0 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, have not materially changed during the six months ended February 28, 2010.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $36.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of February 28, 2010.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of February 28, 2010, loans receivable of $57.6 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009. The total obligations have not significantly changed during the six months ended February 28, 2010 compared to August 31, 2009.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2009. There have been no changes to these policies during the six months ended February 28, 2010.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the annual disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. As this standard is only disclosure related, it will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 860-10-65-3, “Accounting for Transfers of Financial Assets,” which requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. ASC 860-10-65-3 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2011.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. As ASU No. 2010-06 is only disclosure related, it will not have an impact on our consolidated financial statements.

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

•	Our revenues and operating results could be adversely affected by changes in commodity prices.

•	Our operating results could be adversely affected if our members were to do business with others rather than with us.

•	We participate in highly competitive business markets in which we may not be able to continue to compete successfully.

•	Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income.

•	We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to financial liability.

•	Changing environmental and energy laws and regulation, including those related to climate change and Green House Gas (“GHG”) emissions, may result in increased operating costs and capital expenditures and may have an adverse effect on our business operations.

•	Environmental liabilities could adversely affect our results and financial condition.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

•	If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.

•	Operating results from our agronomy business could be volatile and are dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2010, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 28, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

We had a change to one of our risk factors during the period covered by this report, as disclosed below. For all risk factors, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Changing environmental and energy laws and regulation, including those related to climate change and Green House Gas (“GHG”) emissions, may result in increased operating costs and capital expenditures and may have an adverse effect on our business operations.

New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. There is growing consensus that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of GHGs, (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

From time to time, new federal energy policy legislation is enacted by the U.S. Congress. For example, in December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other provisions, mandates annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

On December 15, 2009, the Environmental Protection Agency (EPA) officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act (CAA). In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of GHGs from motor vehicles and that could also lead to the imposition of GHG emission limitations in CAA permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. Our refineries, and possibly other of our facilities, will be required to report GHG emissions from certain sources under the rule.

Also, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” (“ACESA”), also known as the “Waxman-Markey cap-and-trade legislation.” The purpose of ACESA is to control and reduce emissions of GHGs in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances permitted by ACESA declines each year, the cost or value of allowances would be expected to increase. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.

It is not possible at this time to predict whether climate change legislation will be enacted. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the energy products that we produce. Further, we may be required to purchase “allowances” under the proposed cap-and-trade legislation. We believe that a significant part, if not all, of these costs would be passed on in the price of our products. However, the extent of our ability to pass on such costs is unknown. Further, a change in consumer practices could result in a reduction in consumption of carbon-based fuels resulting in a decrease in the demand for our energy products.

In response to proposed cap-and-trade legislation, we are developing the expertise to trade emission allowances and could potentially generate revenues from such business. The extent of such revenues which could be obtained is, however, unknown at this time.

Finally, it should be noted that some scientists believe that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. However, the potential physical impacts of such climate change are uncertain and may vary by region. If any such effects were to occur, they could have an adverse effect on our operations. Significant climate changes may, for example, affect crop production including a possible shift in crop production to other geographic territories. The impact of climate changes could be positive or negative for our Ag Business segment. Crop failures due to weather conditions could also adversely affect the demand for our crop input products such as fertilizer and chemicals. We believe, however, that the effects of climate change will be over the long term and would likely only have an impact over many decades.

Because our refineries are inland facilities, a possibility of increased hurricane activity due to climate change, which may result in the temporary closure of coast refineries, could result in increased revenues and margins to us due to the decrease in supply of refined products in the marketplace. The actual effects of climate change on our businesses are, however, unknown and undeterminable at this time.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting December 3-4, 2009, and the following directors were re-elected to the Board of Directors for a three-year term on December 4, 2009: Donald Anthony, Steve Fritel, David Kayser, Michael Mulcahey and Duane Stenzel. Jim Kile did not seek re-election to the Board of Directors and David Bielenberg was elected to fill Mr. Kile’s position effective December 4, 2009. The following directors’ terms of office continued after the meeting: Bruce Anderson, Robert Bass, Dennis Carlson, Curt Eischens, Jerry Hasnedl, Randy Knecht, Greg Kruger, Richard Owen, Steve Riegel, Daniel Schurr and Michael Toelle.

Duane Stenzel passed away on December 12, 2009.

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

CHS Inc.
(Registrant)

April 7, 2010

/s/  John Schmitz
John Schmitz
Executive Vice President and Chief Financial Officer