Form 10-Q
period 2010-05-31
CHS INC
filed 2010-07-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2010.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	July 8, 2010

NONE	NONE

INDEX

		PAGE
		NO.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	2
	Consolidated Balance Sheets as of May 31, 2010, August 31, 2009 and May 31, 2009	3
	Consolidated Statements of Operations for the three months and nine months ended May 31, 2010 and 2009	4
	Consolidated Statements of Cash Flows for the nine months ended May 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	38
Item 6.	Exhibits	39
SIGNATURE PAGE		40
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2010.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,	May 31,
	2010	2009	2009
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$305,322	$772,599	$166,480
Receivables	2,038,681	1,827,749	2,089,913
Inventories	1,650,579	1,526,280	2,022,804
Derivative assets	103,196	171,340	274,913
Other current assets	466,043	447,655	682,538

Total current assets	4,563,821	4,745,623	5,236,648
Investments	653,460	727,925	757,848
Property, plant and equipment	2,195,028	2,099,325	2,054,692
Other assets	280,199	296,972	321,241

Total assets	$7,692,508	$7,869,845	$8,370,429

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$213,811	$246,872	$554,981
Current portion of long-term debt	108,336	83,492	95,821
Customer credit balances	170,866	274,343	235,012
Customer advance payments	268,344	320,688	487,730
Checks and drafts outstanding	105,732	86,845	153,735
Accounts payable	1,234,604	1,289,139	1,223,207
Derivative liabilities	183,935	306,116	352,545
Accrued expenses	320,868	308,720	308,644
Dividends and equities payable	136,191	203,056	108,701

Total current liabilities	2,742,687	3,119,271	3,520,376
Long-term debt	915,504	988,461	1,026,402
Other liabilities	456,079	428,949	412,119
Commitments and contingencies
Equities:
Equity certificates	2,182,100	2,214,824	2,019,579
Preferred stock	319,368	282,694	282,694
Accumulated other comprehensive loss	(157,624)	(156,270)	(83,958)
Capital reserves	972,357	749,054	944,980

Total CHS Inc. equities	3,316,201	3,090,302	3,163,295
Noncontrolling interests	262,037	242,862	248,237

Total equities	3,578,238	3,333,164	3,411,532

Total liabilities and equities	$7,692,508	$7,869,845	$8,370,429

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
	(Unaudited)

Revenues	$6,575,978	$6,163,119	$18,649,712	$19,074,107
Cost of goods sold	6,324,000	6,004,851	18,028,348	18,380,355

Gross profit	251,978	158,268	621,364	693,752
Marketing, general and administrative	96,024	90,417	268,585	277,131

Operating earnings	155,954	67,851	352,779	416,621
(Gain) loss on investments	(10,368)	3,726	(24,143)	55,701
Interest, net	14,526	16,312	44,997	50,262
Equity income from investments	(29,682)	(42,985)	(80,782)	(74,096)

Income before income taxes	181,478	90,798	412,707	384,754
Income taxes	21,983	14,226	44,518	47,178

Net income	159,495	76,572	368,189	337,576
Net income attributable to noncontrolling interests	14,046	12,003	20,122	53,476

Net income attributable to CHS Inc.	$145,449	$64,569	$348,067	$284,100

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income including noncontrolling interests	$368,189	$337,576
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	151,603	144,683
Amortization of deferred major repair costs	14,091	18,324
Income from equity investments	(80,782)	(74,096)
Distributions from equity investments	79,175	57,214
Noncash patronage dividends received	(1,902)	(3,229)
Gain on sale of property, plant and equipment	(4,437)	(3,453)
(Gain) loss on investments	(24,143)	55,701
Deferred taxes	24,136	17,814
Other, net	(1,952)	2,839
Changes in operating assets and liabilities:
Receivables	(159,689)	505,076
Inventories	(124,252)	366,904
Derivative assets	69,827	94,589
Other current assets and other assets	(16,541)	(46,230)
Customer credit balances	(103,477)	8,652
Customer advance payments	(52,344)	(161,799)
Accounts payable and accrued expenses	(41,113)	(716,003)
Derivative liabilities	(122,181)	78,954
Other liabilities	3,471	(5,276)

Net cash (used in) provided by operating activities	(22,321)	678,240

Cash flows from investing activities:
Acquisition of property, plant and equipment	(237,477)	(225,888)
Proceeds from disposition of property, plant and equipment	8,081	8,902
Expenditures for major repairs	(5,112)	(34)
Investments	(15,389)	(115,657)
Investments redeemed	113,979	10,836
Proceeds from sale of investments		41,612
Joint venture distribution transaction, net		850
Changes in notes receivable	(56,793)	71,454
Acquisition of intangibles	(1,014)	(1,320)
Business acquisitions, net of cash received		(76,364)
Other investing activities, net		320

Net cash used in investing activities	(193,725)	(285,289)

Cash flows from financing activities:
Changes in notes payable	(33,061)	60,758
Principal payments on long-term debt	(46,885)	(68,572)
Payments for bank fees on debt	(100)	(1,584)
Changes in checks and drafts outstanding	18,886	(52,412)
Distributions to noncontrolling interests	(1,987)	(18,610)
Preferred stock dividends paid	(17,112)	(14,536)
Retirements of equities	(17,034)	(40,835)
Cash patronage dividends paid	(153,891)	(227,590)
Other financing activities, net	(47)	370

Net cash used in financing activities	(251,231)	(363,011)

Net (decrease) increase in cash and cash equivalents	(467,277)	29,940
Cash and cash equivalents at beginning of period	772,599	136,540

Cash and cash equivalents at end of period	$305,322	$166,480

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of May 31, 2010 and 2009, the Consolidated Statements of Operations for the three and nine months ended May 31, 2010 and 2009, and the Consolidated Statements of Cash flows for the nine months ended May 31, 2010 and 2009, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2009, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes with the exception of some derivative instruments included in our Energy segment. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 11, Fair Value Measurements.

Beginning in the third quarter of fiscal 2010, certain financial contracts within our Energy segment were entered into for the spread between crude oil purchase price and distillate selling price, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheet and will be included in earnings upon settlement.

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

As of May 31, 2010 and 2009, we had the following outstanding contracts:

	2010		2009
	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	474,276	696,814	565,847	778,279
Energy products — barrels	9,372	11,126	14,270	15,658
Crop nutrients — tons	253	426	495	739
Ocean and barge freight — metric tons	3,316	2,197	3,229	1,478

As of May 31, 2010, August 31, 2009 and May 31, 2009, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	May 31,	August 31,	May 31,
	2010	2009	2009

Derivative Assets:
Commodity and freight derivatives	$246,988	$296,416	$412,148
Foreign exchange derivatives			91

	$246,988	$296,416	$412,239

Derivative Liabilities:
Commodity and freight derivatives	$326,235	$426,281	$483,632
Foreign exchange derivatives	1,143		749
Interest rate derivatives	2,033	4,911	5,490

	$329,411	$431,192	$489,871

As of May 31, 2010, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

May 31,
2010

Derivative Assets:
Commodity and freight derivatives	$1,684

For the three-month periods ended May 31, 2010 and 2009, and the nine-month period ended May 31, 2010, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives not designated as hedging instruments were as follows:

		Amount of
		Gain (Loss)
		For the Three Months		For the Nine Months
	Location of	Ended May 31,		Ended May 31,
	Gain (Loss)	2010	2009	2010

Commodity and freight derivatives	Cost of goods sold	$18,850	$(38,047)	$50,632
Foreign exchange derivatives	Cost of goods sold	(1,197)	(2,754)	(1,144)
Interest rate derivatives	Interest, net	229	(1,145)	(779)

		$17,882	$(41,946)	$48,709

No gains or losses were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the three months or nine months ended May 31, 2010, since there were no settlements. The contracts were entered into during our third quarter of fiscal 2010 and expire in fiscal 2011, with $1.0 million, net of taxes, expected to be included in earnings during the next 12 months. As of May 31, 2010, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

May 31,
2010

Gains included in accumulated other comprehensive loss, net of tax expense of $655	$1,029

Goodwill and Other Intangible Assets

Goodwill was $16.5 million, $17.3 million and $16.9 million on May 31, 2010, August 31, 2009 and May 31, 2009, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily includes customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $79.3 million with total accumulated amortization of $37.2 million as of May 31, 2010. Intangible assets of $1.0 million and $26.9 million ($0.1 million non-cash) were acquired during the nine-month periods ended May 31, 2010 and 2009, respectively. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2010 and 2009, was $8.7 million for each period. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $9.8 million annually for the first two years, $6.6 million for the next year and $3.1 million for the following two years.

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 3-4 years. The amortization expense related to turnaround costs are included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash flows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Recent Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the annual disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 will only impact disclosures and is effective for fiscal years ending after December 15, 2009.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2010	2009	2009

Trade accounts receivable	$1,640,507	$1,482,921	$1,680,703
Cofina Financial notes receivable	288,560	254,419	386,733
Other	201,477	189,434	122,733

	2,130,544	1,926,774	2,190,169
Less allowances and reserves	91,863	99,025	100,256

	$2,038,681	$1,827,749	$2,089,913

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2010	2009	2009

Grain and oilseed	$644,583	$638,622	$900,394
Energy	569,214	496,114	504,039
Crop nutrients	83,332	114,832	175,812
Feed and farm supplies	285,839	198,440	346,519
Processed grain and oilseed	57,563	69,344	86,712
Other	10,048	8,928	9,328

	$1,650,579	$1,526,280	$2,022,804

At May 31, 2010, we valued approximately 17% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (17% and 14% as of August 31, 2009 and May 31, 2009, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $354.4 million, $311.4 million and $255.0 million at May 31, 2010, August 31, 2009 and May 31, 2009, respectively.

Note 4.	Investments

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in our Ag Business segment, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance continues to exist as a 50-50 joint venture and primarily operates and sells agronomy products on a retail basis. As of March 2010, Agriliance has sold most of its retail facilities to various third parties, as well as to us and to Land O’Lakes, with facilities available for repositioning in Florida. During the nine months ended May 31, 2010, we received $105.0 million in cash distributions from Agriliance as a return of capital, primarily from the sale of Agriliance’s retail facilities.

During the nine months ended May 31, 2010 and 2009, we invested an additional $4.9 million and $76.3 million, respectively, in Multigrain AG (Multigrain) for its increased capital needs that resulted from expansion of its operations. We have approximately a 40% ownership interest in Multigrain, included in our Ag Business segment, and account for our investment using the equity method.

On August 31, 2008, we had a minority ownership interest in VeraSun Energy Corporation (VeraSun), included in our Processing segment. On October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an impairment of our investment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and we recorded an impairment charge and subsequent loss of $70.7 million during the first quarter of fiscal 2009. The impairment did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities. Our remaining VeraSun investment of $3.6 million was written off during the third quarter of fiscal 2009 due to the outcome of its bankruptcy.

During the nine months ended May 31, 2009, we sold our available-for-sale investment of common stock in the New York Mercantile Exchange (NYMEX Holdings) for proceeds of $16.1 million and recorded a pretax gain of $15.7 million.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in our Processing segment. During the nine months ended May 31, 2009, we made capital contributions to Ventura Foods of $35.0 million. We account for Ventura Foods as an equity method investment, and as of May 31, 2010, our carrying value of Ventura Foods exceeded our share of their equity by $14.4 million, of which $1.5 million is being amortized with a remaining life of approximately two years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of

May 31, 2010, August 31, 2009 and May 31, 2009 and the statements of operations for the three and nine months ended May 31, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Net sales	$496,622	$491,687	$1,446,023	$1,569,855
Gross profit	60,805	93,962	177,462	191,080
Net income	25,060	52,669	62,616	81,425
Net income attributable to CHS Inc.	12,530	26,335	31,308	40,713

	May 31,	August 31,	May 31,
	2010	2009	2009

Current assets	$494,464	$441,406	$418,311
Non-current assets	457,906	464,356	469,500
Current liabilities	162,292	141,844	153,342
Non-current liabilities	308,015	303,665	305,504

Note 5.	Notes Payable

	May 31,	August 31,	May 31,
	2010	2009	2009

Notes payable	$12,978	$19,183	$278,447
Cofina Financial notes payable	200,833	227,689	276,534

	$213,811	$246,872	$554,981

As of November 20, 2009, Cofina Funding, LLC, a wholly-owned subsidiary of Cofina Financial, has an additional $25.0 million available credit under note purchase agreements with various purchasers, through the issuance of short term notes payable ($212.0 million on August 31, 2009).

We did not renew our revolving 364-day facility with a committed amount of $300 million that expired in February 2010.

In June 2010, we amended our existing five-year revolving credit facility and reduced the committed amount thereunder from $1.3 billion to $700 million. The facility’s maturity date of May 2011 remained the same. In addition, we entered into a new five-year revolving credit facility with a committed amount of $900 million that expires in June 2015. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with a few other adjustments as defined in the credit agreements.

Note 6.	Interest, net

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Interest expense	$17,337	$20,030	$53,131	$62,361
Capitalized interest	(1,527)	(1,446)	(4,578)	(3,660)
Interest income	(1,284)	(2,272)	(3,556)	(8,439)

Interest, net	$14,526	$16,312	$44,997	$50,262

Note 7.	Equities

Changes in equity for the nine-month periods ended May 31, 2010 and 2009 are as follows:

	Fiscal 2010	Fiscal 2009

CHS Inc. balances, September 1, 2009 and 2008	$3,090,302	$2,955,686
Net income attributable to CHS Inc.	348,067	284,100
Other comprehensive loss	(1,354)	(15,916)
Patronage distribution	(438,014)	(643,444)
Patronage accrued	426,500	652,000
Equities retired	(17,034)	(40,835)
Equity retirements accrued	50,122	90,781
Equities issued in exchange for elevator properties	616	6,344
Preferred stock dividends	(17,112)	(14,536)
Preferred stock dividends accrued	3,659	3,016
Accrued dividends and equities payable	(136,191)	(105,659)
Other, net	6,640	(8,242)

CHS Inc. balances, May 31, 2010 and 2009	$3,316,201	$3,163,295

Noncontrolling interests balances, September 1, 2009 and 2008	$242,862	$205,732
Net income attributable to noncontrolling interests	20,122	53,476
Distributions to noncontrolling interests	(1,987)	(18,610)
Distributions accrued	1,014	3,762
Other	26	3,877

Noncontrolling interests balances, May 31, 2010 and 2009	$262,037	$248,237

During the nine months ended May 31, 2010 and 2009, we redeemed $36.7 million and $49.9 million, respectively, of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 8.	Comprehensive Income

Total comprehensive income was $366.8 million and $321.7 million for the nine months ended May 31, 2010 and 2009, respectively, which included amounts attributable to noncontrolling interests of $20.1 million and $53.5 million, respectively. Total comprehensive income was $160.9 million and $78.7 million for the three months ended May 31, 2010 and 2009, respectively, which included amounts attributable to noncontrolling interests of $14.0 million and $12.0 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three months and nine months ended May 31, 2010 and 2009. On May 31, 2010, August 31, 2010 and May 31, 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.	Employee Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2010 and 2009 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009

Components of net periodic benefit costs for the three months ended May 31, 2010 and 2009:
Service cost	$5,168	$4,117	$305	$309	$374	$264
Interest cost	5,774	5,745	564	611	551	521
Expected return on plan assets	(9,220)	(8,232)
Prior service cost amortization	548	528	104	137	136	(49)
Actuarial loss (gain) amortization	2,655	1,313	149	176	27	(78)
Transition amount amortization					51	234

Net periodic benefit cost	$4,925	$3,471	$1,122	$1,233	$1,139	$892

Components of net periodic benefit costs for the nine months ended May 31, 2010 and 2009:
Service cost	$15,580	$12,239	$921	$901	$1,033	$821
Interest cost	17,269	17,127	1,706	1,799	1,586	1,642
Expected return on plan assets	(27,671)	(23,340)
Prior service cost amortization	1,645	1,586	314	410	410	(148)
Actuarial loss (gain) amortization	7,926	3,839	467	500	4	(161)
Transition amount amortization					152	702

Net periodic benefit cost	$14,749	$11,451	$3,408	$3,610	$3,185	$2,856

Employer Contributions:

Total contributions to be made during fiscal 2010, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2010, we made no contributions to the pension plans. NCRA does not expect to contribute anything to their pension plan during fiscal 2010.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our approximately 40% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownerships in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

Segment information for the three and nine months ended May 31, 2010 and 2009 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended May 31, 2010
Revenues	$2,170,778	$4,213,640	$258,367	$10,820	$(77,627)	$6,575,978
Cost of goods sold	2,063,829	4,084,233	254,672	(1,107)	(77,627)	6,324,000

Gross profit	106,949	129,407	3,695	11,927	—	251,978
Marketing, general and administrative	30,767	47,819	6,777	10,661		96,024

Operating earnings (losses)	76,182	81,588	(3,082)	1,266	—	155,954
Gain on investments		(10,012)		(356)		(10,368)
Interest, net	3,656	6,000	5,161	(291)		14,526
Equity income from investments	(1,549)	(9,019)	(18,882)	(232)		(29,682)

Income before income taxes	$74,075	$94,619	$10,639	$2,145	$—	$181,478

Intersegment revenues	$(72,255)	$(5,094)	$(278)		$77,627	$—

For the Three Months Ended May 31, 2009
Revenues	$1,564,568	$4,388,338	$252,067	$11,630	$(53,484)	$6,163,119
Cost of goods sold	1,482,775	4,326,980	249,437	(857)	(53,484)	6,004,851

Gross profit	81,793	61,358	2,630	12,487	—	158,268
Marketing, general and administrative	31,876	38,704	6,667	13,170		90,417

Operating earnings (losses)	49,917	22,654	(4,037)	(683)	—	67,851
Loss on investments		112	3,614			3,726
Interest, net	(67)	10,285	8,337	(2,243)		16,312
Equity income from investments	(1,079)	(11,396)	(30,197)	(313)		(42,985)

Income before income taxes	$51,063	$23,653	$14,209	$1,873	$—	$90,798

Intersegment revenues	$(48,384)	$(4,533)	$(567)		$53,484	$—

For the Nine Months Ended May 31, 2010
Revenues	$6,472,886	$11,595,989	$786,969	$31,925	$(238,057)	$18,649,712
Cost of goods sold	6,276,720	11,238,883	754,589	(3,787)	(238,057)	18,028,348

Gross profit	196,166	357,106	32,380	35,712	—	621,364
Marketing, general and administrative	87,782	132,010	18,657	30,136		268,585

Operating earnings	108,384	225,096	13,723	5,576	—	352,779
Gain on investments		(23,787)		(356)		(24,143)
Interest, net	7,515	19,860	14,921	2,701		44,997
Equity income from investments	(3,845)	(27,400)	(48,793)	(744)		(80,782)

Income before income taxes	$104,714	$256,423	$47,595	$3,975	$—	$412,707

Intersegment revenues	$(221,699)	$(14,735)	$(1,623)		$238,057	$—

Goodwill	$1,166	$8,465		$6,898		$16,529

Capital expenditures	$139,504	$90,192	$4,651	$3,130		$237,477

Depreciation and amortization	$88,700	$43,741	$12,714	$6,448		$151,603

Total identifiable assets at May 31, 2010	$2,941,232	$3,185,137	$651,300	$914,839		$7,692,508

For the Nine Months Ended May 31, 2009
Revenues	$5,661,267	$12,758,575	$833,585	$35,209	$(214,529)	$19,074,107
Cost of goods sold	5,229,906	12,563,133	804,056	(2,211)	(214,529)	18,380,355

Gross profit	431,361	195,442	29,529	37,420	—	693,752
Marketing, general and administrative	93,369	125,812	20,946	37,004		277,131

Operating earnings	337,992	69,630	8,583	416	—	416,621
(Gain) loss on investments	(15,748)	(2,889)	74,338			55,701
Interest, net	5,110	33,718	15,442	(4,008)		50,262
Equity income from investments	(2,906)	(18,501)	(51,936)	(753)		(74,096)

Income (loss) before income taxes	$351,536	$57,302	$(29,261)	$5,177	$—	$384,754

Intersegment revenues	$(189,989)	$(22,644)	$(1,896)		$214,529	$—

Goodwill	$1,983	$8,065		$6,898		$16,946

Capital expenditures	$170,373	$47,929	$5,684	$1,902		$225,888

Depreciation and amortization	$87,404	$38,889	$12,503	$5,887		$144,683

Total identifiable assets at May 31, 2009	$2,681,788	$3,842,218	$691,711	$1,154,712		$8,370,429

Note 11.	Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at May 31, 2010 were as follows:

	Fair Value Measurements
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$702,146		$702,146
Commodity and freight derivatives	$18,226	84,970		103,196
Other assets	56,801			56,801

Total Assets	$75,027	$787,116		$862,143

Liabilities:
Commodity, freight and foreign currency derivatives	$15,812	$166,090		$181,902
Interest rate swap derivatives		2,033		2,033

Total Liabilities	$15,812	$168,123		$183,935

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

Commodity, freight and foreign currency derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of cost of goods sold. Changes in the fair values of contracts designated as cash flow hedging instruments are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and are included in earnings upon settlement.

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

The table below represents a reconciliation at May 31, 2010, for assets measured at fair value using significant unobservable inputs (Level 3). This consisted of our short-term investments representing an enhanced cash fund at NCRA that was closed due to credit-market turmoil.

	Level 3 Short-Term
	Investments
	2010	2009

Balances, September 1, 2009 and 2008	$1,932	$7,154
Gains (losses) included in marketing, general and administrative expense	38	(908)
Settlements	(1,970)	(3,836)

Balances, May 31, 2010 and 2009	$—	$2,410

Note 12.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $17.1 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of May 31, 2010.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our approximately 40% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownerships in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

Results of Operations

Comparison of the three months ended May 31, 2010 and 2009

General.  We recorded income before income taxes of $181.5 million during the three months ended May 31, 2010 compared to $90.8 million during the three months ended May 31, 2009, an increase of $90.7 million (100%). Operating results reflected higher pretax earnings in our Ag Business and Energy segments and Corporate and Other, which were partially offset by decreased pretax earnings in our Processing segment.

Our Energy segment generated income before income taxes of $74.1 million for the three months ended May 31, 2010 compared to $51.1 million in the three months ended May 31, 2009. This increase in earnings of $23.0 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our lubricants, renewable fuels marketing and transportation businesses improved, while our propane and equipment businesses experienced lower earnings during the three months ended May 31, 2010 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $94.6 million for the three months ended May 31, 2010 compared to $23.7 million in the three months ended May 31, 2009, an increase in earnings of $70.9 million. Earnings from our wholesale crop nutrients business improved $39.8 million for the three months ended May 31, 2010 compared with the same period in fiscal 2009. The market prices for crop nutrients products fell significantly during most of our fiscal 2009 as fertilizer prices, an input to grain production, followed some of the declining grain prices. Late fall of calendar 2008 rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first and second fiscal quarters of 2009 than is typical at that time of year. Because there are no future contracts or other derivative instruments that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. From time to time, crop nutrients hedge some positions in over-the-counter (OTC) swaps. Depreciation in fertilizer prices continued throughout the third quarter of our fiscal 2009, which had the affect of dramatically reducing gross margins on this product. To reflect our wholesale crop nutrients inventories at net-realizable values, we recorded lower-of-cost or market adjustments of approximately $83 million during the nine months ended May 31, 2009, of which $8.2 million was remaining at the end of the third quarter of fiscal 2009. The price fluctuations for the nine months of fiscal 2010 were far less volatile and we carried less unhedged positions as well, which has the effect of reducing the potential for both large earnings and large losses. Also during the third quarter of fiscal 2010, we recorded a $10.0 million gain related to the sale of many of our Agriliance locations, an agronomy joint venture in which we hold a 50% interest. This, along with improved financial performance by Agriliance, resulted in a $10.9 million combined increase in earnings, net of allocated internal expenses. Our country operations earnings increased $30.3 million during the three months ended May 31, 2010 compared to the same period in the prior year, primarily as a result of improved retail crop nutrient and processed sunflower margins, in addition to overall increased margins related to higher volume, primarily attributed to acquisitions made over the past year. Our grain marketing earnings decreased by $10.1 million during the three months ended May 31, 2010 compared with the same period in fiscal 2009, primarily as a result of increased international expenses, coupled with reduced joint venture earnings, partially offset by improved margins and volumes on grain.

Our Processing segment generated income before income taxes of $10.6 million for the three months ended May 31, 2010 compared to $14.2 million in the three months ended May 31, 2009, a decrease in earnings of $3.6 million. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $16.2 million during the three months ended May 31, 2010, compared to the same period of the prior year. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins have returned to a more normal level. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $2.1 million for the three months ended May 31, 2010 compared to the same period in the prior year, primarily as a result of improved margins on the products sold. Oilseed processing earnings increased by $1.2 million during the three months ended May 31, 2010 compared to the same period in the prior year, primarily due to improved crushing margins, partially offset by lower refining margins. During the three-month period ended May 31, 2009, we reflected a $9.3 million loss, net of allocated internal expenses on our investment in VeraSun, including a loss of $3.6 million for the final write-off of our remaining investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008.

Corporate and Other generated income before income taxes of $2.1 million for the three months ended May 31, 2010 compared to $1.9 million in the three months ended May 31, 2009, an increase in earnings of $0.2 million.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2010 was $145.4 million compared to $64.6 million for the three months ended May 31, 2009, which represents an $80.8 million increase.

Revenues.  Consolidated revenues were $6.6 billion for the three months ended May 31, 2010 compared to $6.2 billion for the three months ended May 31, 2009, which represents a $0.4 billion (7%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.1 billion increased by $582.3 million (38%) during the three months ended May 31, 2010 compared to the three months ended May 31, 2009. During the three months ended May 31, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $72.3 million and $48.4 million, respectively. The net increase in revenues of $582.3 million is comprised of a net increase of $524.2 million related to higher prices on refined fuels and renewable fuels marketing products, in addition to $58.1 million related to a net increase in sales volume. Refined fuels revenues increased $359.5 million (34%), of which $416.3 million was related to a net average selling price increase, partially offset by $56.8 million, which was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.67 per gallon (42%), while volumes decreased 5%, mainly from the impact on the global economy with less transport diesel usage, when comparing the three months ended May 31, 2010 with the same period a year ago. Propane revenues decreased $11.7 million (12%), of which $17.8 million was due to a decrease in volume, partially offset by $6.1 million related an increase in the net average selling price, when compared to the same period in the previous year. The average selling price of propane increased $0.08 per gallon (8%), while sales volume decreased 18% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $129.0 million (102%), mostly from a 100% increase in volumes, coupled with an increase in the average selling price of $0.01 per gallon (1%), when compared with the same three-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $4.2 billion, decreased $0.2 billion (4%) during the three months ended May 31, 2010 compared to the three months ended May 31, 2009. Grain revenues in our Ag Business segment totaled $2.8 billion and $3.0 billion during the three months ended May 31, 2010 and 2009, respectively. Of the grain revenues decrease of $135.5 million (5%), $564.4 million is due to decreased average grain selling prices, partially offset by $428.9 million due to a 15% net increase in volumes, during the three months ended May 31, 2010 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.20 per bushel (17%) over the same three-month period in fiscal 2009. The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $1.93, $1.13 and $0.56, respectively, when compared to the three months ended May 31, 2009. Wheat, corn and soybeans all had increased volumes compared to the three months ended May 31, 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $578.4 million and $675.9 million during the three months ended May 31, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues decrease of $97.5 million (14%), $167.7 million was due to decreased average fertilizer selling prices, partially offset by $70.2 million related to increased volumes, during the three months ended May 31, 2010 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected a decrease of $98 per ton (22%) over the same three-month period in fiscal 2009. Our wholesale crop nutrient volumes increased 10% during the three months ended May 31, 2010 compared with the same period of a year ago, mainly due to the reduced sales related to higher fertilizer prices during a falling market in the three months ended May 31, 2009 compared to the same period in fiscal 2010.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $762.9 million increased by $59.4 million (8%) during the three months ended May 31, 2010 compared to the three months ended May 31, 2009, primarily the result of increased revenues in our country operations business of retail seed, energy and crop protection products, partially offset by decreases in feed and sunflower products. Other revenues within our Ag Business segment of $44.4 million during the three months ended May 31, 2010 decreased $1.7 million (4%) compared to the three months ended May 31, 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $258.1 million increased $6.6 million (3%) during the three months ended May 31, 2010 compared to the three months ended May 31, 2009. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Our oilseed processing operation net revenues increased $6.6 million, primarily from increased volumes, partially offset by a decrease in the average selling price of our oilseed products, as compared to the three months ended May 31, 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $6.3 billion for the three months ended May 31, 2010 compared to $6.0 billion for the three months ended May 31, 2009, which represents a $0.3 billion (5%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.0 billion increased by $557.2 million (39%) during the three months ended May 31, 2010 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $337.5 million (33%) which reflects an increase in the average cost of refined fuels of $0.63 per gallon (40%); while volumes decreased 5% compared to the three months ended May 31, 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 45% compared to the three months ended May 31, 2009. The cost of propane decreased $12.3 million (13%) mostly from an 18% decrease in volumes, partially offset by an average cost increase of $0.06 per gallon (6%), when compared to the three months ended May 31, 2009. Renewable fuels marketing costs increased $127.3 million (102%), mostly from a 100% increase in volumes, in addition to an increase in the average cost of $0.01 per gallon (1%), when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $4.1 billion, decreased $243.3 million (6%) during the three months ended May 31, 2010 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $2.8 billion and $2.9 billion during the three months ended May 31, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $115.7 million (4%) compared to the three months ended May 31, 2009. This is primarily the result of a $1.13 (16%) decrease in the average cost per bushel, partially offset by a 15% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn decreased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $550.5 million and $685.5 million during the three months ended May 31, 2010 and 2009, respectively. The net decrease of $135.0 million (20%) is comprised of a decrease in the average cost per ton of fertilizer of $121 (27%), partially offset by increases in tons sold of 10%, when compared to the same three-month period in the prior year.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased $34.7 million (6%) during the three months ended May 31, 2010 compared to the three months ended May 31, 2009, primarily due to net higher input commodity prices, along with increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $254.4 million increased $5.5 million (2%) compared to the three months ended May 31, 2009, which was primarily due to increased volumes of oilseed refined and processed products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $96.0 million for the three months ended May 31, 2010 increased by $5.6 million (6%) compared to the three months ended

May 31, 2009. This net increase includes expansion of foreign operations and acquisitions, partially offset by reduced accruals for variable pay in many of our business operations and Corporate and Other.

(Gain) loss on Investments.  During the three months ended May 31, 2010, we recorded a net gain on investments of $10.4 million, of which $10.0 million relates to the cash received for the sales of many of our remaining Agriliance facilities, included in our Ag Business segment and a $0.4 million gain, included in Corporate and Other. During the three months ended May 31, 2009, we recorded a net loss on investments of $3.7 million, which reflects a loss of $3.6 million for the final write-off on our VeraSun investment, reflected in our Processing segment, and a $0.1 million loss in our Ag Business segment.

Interest, net.  Net interest of $14.5 million for the three months ended May 31, 2010 decreased $1.8 million (11%) compared to the same period in fiscal 2009. Interest expense for the three months ended May 31, 2010 and 2009 was $17.3 million and $20.0 million, respectively. The decrease in interest expense of $2.7 million (13%) primarily relates to the principal payments on our long-term debt in the past 12 months. In addition, the average level of short-term borrowings decreased $182.7 million (51%) during the three months ended May 31, 2010 compared to the same period in fiscal 2009, mostly due to significantly reduced working capital needs resulting from lower commodity prices. For the three months ended May 31, 2010 and 2009, we capitalized interest of $1.5 million and $1.4 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income, generated primarily from marketable securities, was $1.3 million and $2.3 million for the three months ended May 31, 2010 and 2009, respectively. The net decrease in interest income of $1.0 million (44%) was mostly within Corporate and Other, which primarily relates to marketable securities with interest yields lower than a year ago.

Equity Income from Investments.  Equity income from investments of $30.0 million for the three months ended May 31, 2010 decreased $13.3 million (31%) compared to the three months ended May 31, 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Processing and Ag Business segments and Corporate and Other of $11.3 million, $2.4 million and $0.1 million, respectively, and was partially offset by improved equity investment earnings in our Energy segment of $0.5 million.

Our Ag Business segment generated reduced equity investment earnings of $2.4 million. Our share of equity investment earnings or losses in agronomy decreased earnings by $0.2 million and reflects slightly reduced retail margins. We had a net decrease of $2.6 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended May 31, 2010 compared to the same period the previous year, which is primarily related to decreased margins in an international investment, partially offset by improved export margins. Our country operations business reported an aggregate increase in equity investment earnings of $0.4 million from several small equity investments.

Our Processing segment generated reduced equity investment earnings of $11.3 million. We recorded reduced earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $13.8 million compared to the same three-month period in fiscal 2009. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins have returned to a more normal level. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $2.5 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to the same three-month period in fiscal 2009.

Our Energy segment generated improved equity investment earnings of $0.5 million related to an equity investment held by NCRA.

Corporate and Other generated reduced earnings of $0.1 million from equity investment earnings, as compared to the three months ended May 31, 2009.

Income Taxes.  Income tax expense of $22.0 million for the three months ended May 31, 2010 compared with $14.2 million for the three months ended May 31, 2009, resulting in effective tax rates of 12.1% and 15.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $14.0 million for the three months ended May 31, 2010 increased by $2.0 million (17%) compared to the three months ended May 31, 2009. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the nine months ended May 31, 2010 and 2009

General.  We recorded income before income taxes of $412.7 million during the nine months ended May 31, 2010 compared to $384.8 million during the nine months ended May 31, 2009, an increase of $27.9 million (7%). Included in the results for the nine months ended May 31, 2010 was a $23.7 million gain related to the sale of many of the Agriliance southern locations, and for the nine months ended May 31, 2009 was a $74.3 million loss from our VeraSun investment. Operating results reflected higher pretax earnings in our Ag Business and Processing segments, which were partially offset by decreased pretax earnings in our Energy segment and Corporate and Other.

Our Energy segment generated income before income taxes of $104.7 million for the nine months ended May 31, 2010 compared to $351.5 million in the nine months ended May 31, 2009. This decrease in earnings of $246.8 million is primarily due to significantly lower margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Also, in our first quarter of fiscal 2009, we sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in our lubricants, propane, renewable fuels marketing and transportation businesses improved, while our equipment business experienced lower earnings during the nine months ended May 31, 2010 when compared to the same nine-month period of the previous year.

Our Ag Business segment generated income before income taxes of $256.4 million for the nine months ended May 31, 2010 compared to $57.3 million in the nine months ended May 31, 2009, an increase in earnings of $199.1 million. Earnings from our wholesale crop nutrients business improved $117.2 million for the first nine months of fiscal 2010 compared with the same period in fiscal 2009. The market prices for crop nutrients products fell significantly during the first nine months of our fiscal 2009 as fertilizer prices, an input to grain production, followed some of the declining grain prices. Late fall of calendar 2008 rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter 2009 than is typical at that time of year. Because there are no future contracts or other derivative instruments that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. From time to time, crop nutrients hedge some positions in OTC swaps. Depreciation in fertilizer prices continued throughout the second and third quarters of our fiscal 2009, which had the effect of dramatically reducing gross margins on this product. To reflect our wholesale crop nutrients inventories at net-realizable values, we recorded lower-of-cost or market adjustments of approximately $83 million during the first nine months of fiscal 2009, of which $8.2 million was remaining at the end of the third quarter of fiscal 2009. The price fluctuations for the first nine months of fiscal 2010 were far less volatile and we carried lower unhedged positions as well, which has the effect of reducing both the potential for large earnings or large losses. During the nine months ended May 31, 2010, we recorded a gain related to the sales of many of the southern locations of Agriliance of $23.7 million. In addition, Agriliance saw improved margins during fiscal 2010, partially offset by reduced earnings from a Canadian equity investment that was sold during the second quarter of fiscal 2009. Combined agronomy equity investments resulted in a $36.1 million net increase in earnings, net of allocated internal expenses. Our grain marketing earnings increased by $4.8 million during the nine months ended May 31, 2010 compared with the same nine-month period in fiscal 2009, primarily from improved margins as a result of higher grain volumes, partially offset by reduced earnings from our grain joint ventures. Our country operations earnings increased

$41.0 million during the nine months ended May 31, 2010 compared to the same period in the prior year, primarily as a result of improved margins from higher grain volumes, in addition to overall increased margins mostly from acquisitions and improved retail crop nutrient margins.

Our Processing segment generated income before income taxes of $47.6 million for the nine months ended May 31, 2010 compared to a net loss of $29.3 million in the nine months ended May 31, 2009, an increase in earnings of $76.9 million. During the nine-month period ended May 31, 2009, we reflected a $74.3 million loss ($82.0 million, including allocated internal expenses) on our investment in VeraSun, an ethanol manufacturer who declared bankruptcy in October, 2008. Oilseed processing earnings increased $4.6 million during the nine months ended May 31, 2010 compared to the same period in the prior year, primarily due to improved crushing margins and volumes, partially offset by reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $4.8 million for the nine months ended May 31, 2010 compared to the same period in the prior year, primarily as a result of improved margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $14.5 million during the nine months ended May 31, 2010, compared to the same period in the prior year. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins have returned to a more normal level.

Corporate and Other generated income before income taxes of $4.0 million for the nine months ended May 31, 2010 compared to $5.2 million in the nine months ended May 31, 2009, a decrease in earnings of $1.2 million. This decrease is primarily attributable to reduced revenues from our insurance services, partially offset by improved revenues in our hedging and financial services.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2010 was $348.1 million compared to $284.1 million for the nine months ended May 31, 2009, which represents a $64.0 million (23%) increase.

Revenues.  Consolidated revenues were $18.6 billion for the nine months ended May 31, 2010 compared to $19.1 billion for the nine months ended May 31, 2009, which represents a $0.5 billion (2%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $6.3 billion increased by $779.9 million (14%) during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009. During the nine months ended May 31, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $221.7 million and $190.0 million, respectively. The net increase in revenues of $779.9 million is comprised of $205.0 million related to a net increase in sales volume and $574.9 million related to higher prices on refined fuels and renewable fuels marketing products. Refined fuels revenues increased $192.4 million (5%), of which $475.4 million was related to an increase in the net average selling price, partially offset by $283.0 million which was attributable to decreased volumes, compared to the same period in the previous year. While the sales price of refined fuels increased $0.26 per gallon (14%), volumes decreased 8%, mainly from the impact on the global economy with less transport diesel usage, when comparing the nine months ended May 31, 2010 with the same period a year ago. Propane revenues decreased $35.0 million (5%), of which $100.4 million was due to a decrease in the net average selling price, partially offset by $65.4 million related to an increase in volumes, when compared to the same period in the previous year. The average selling price of propane decreased $0.18 per gallon (13%), while sales volume increased 10% in comparison to the same period of the prior year. The increase in propane volumes primarily reflects increased demand including an improved crop drying season and an earlier home heating season. Renewable fuels marketing revenues increased $425.7 million (109%), mostly from a 102% increase in volumes, in addition to an increase in the average selling price of $0.06 per gallon (3%), when compared with the same nine-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $11.6 billion, decreased $1.2 billion (9%) during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009. Grain revenues in our Ag Business segment totaled $8.9 billion and $9.5 billion during the nine months ended May 31, 2010 and 2009, respectively. Of the grain revenues decrease of $657.5 million (7%), $1.9 billion is attributable to decreased average grain selling prices, partially offset by $1.2 billion, which is due to a 13% increase in volumes during the nine months ended May 31, 2010 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.30 per bushel (17%) over the same nine-month period in fiscal 2009. The average month-end market price per bushel of spring wheat, corn and soybeans decreased approximately $1.54, $0.31 and $0.16, respectively, when compared to the nine months ended May 31, 2009. Wheat, corn and soybean volumes increased, while barley reflected a decrease compared to the nine months ended May 31, 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.2 billion and $1.6 billion during the nine months ended May 31, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues decrease of $436.8 million (27%), $553.2 million is due to decreased average fertilizer selling prices, partially offset by $116.4 million, which was attributable to increased volumes, during the nine months ended May 31, 2010 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected a decrease of $153 per ton (32%) over the same nine-month period in fiscal 2009. Volumes increased 7% during the nine months ended May 31, 2010 compared with the same period of a year ago.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $1.4 billion decreased by $59.3 million (4%) during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009, primarily the result of decreased revenues in our country operations business of retail crop nutrients and feed products, partially offset by increased revenues from our seed, crop protection and energy products. Other revenues within our Ag Business segment of $135.6 million during the nine months ended May 31, 2010 decreased $1.0 million (1%) compared to the nine months ended May 31, 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $785.3 million decreased $46.3 million (6%) during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Our oilseed operation net revenues decreased $46.3 million, primarily from a decrease in the average selling price of oilseed refined products in addition to volume decreases, as compared to the nine months ended May 31, 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $18.0 billion for the nine months ended May 31, 2010 compared to $18.4 billion for the nine months ended May 31, 2009, which represents a $0.4 billion (2%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.1 billion increased by $1.0 billion (20%) during the nine months ended May 31, 2010 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased volumes for renewable fuels marketing products and increased refined fuels cost of product. Specifically, refined fuels cost of goods sold increased $305.3 million (9%) which reflects an increase in the average cost of refined fuels of $0.32 per gallon (18%) partially offset by volumes decreases of 8%, compared to the nine months ended May 31, 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 31% compared to the nine months ended May 31, 2009. The cost of propane decreased $43.5 million (7%), mostly from a decrease of $0.19 per gallon (15%); partially offset by a 10% increase in volumes, when compared to the nine months ended May 31,

2009. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season and an earlier home heating season. Renewable fuels marketing costs increased $420.8 million (109%), mostly from a 102% increase in volumes, in addition to an increase in the average cost of $0.06 per gallon (3%), when compared with the same nine-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $11.2 billion, decreased $1.3 billion (11%) during the nine months ended May 31, 2010 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $8.7 billion and $9.3 billion during the nine months ended May 31, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $657.4 million (7%) compared to the nine months ended May 31, 2009. This is primarily the result of a $1.28 (17%) decrease in the average cost per bushel, partially offset by a 13% net increase in bushels sold as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, corn and soybeans decreased compared to the same nine-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.1 billion and $1.7 billion during the nine months ended May 31, 2010 and 2009, respectively. Of this $549.5 million (33%) decrease in wholesale crop nutrients cost of goods sold, approximately $75 million is due to the net change in the lower-of-cost or market adjustments on inventories during the nine months ended May 31, 2009 as compared to the same period in fiscal 2010, as previously discussed. The average cost per ton of fertilizer decreased $186 (37%), partially offset by a net volume increase of 7% when compared to the same nine-month period in the prior year.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased by $100.8 million during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009, primarily due to net lower input commodity prices, partially offset by increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $753.0 million decreased $49.2 million (6%) compared to the nine months ended May 31, 2009, which was primarily due to a decrease in the cost of soybeans.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $268.6 million for the nine months ended May 31, 2010 decreased by $8.5 million (3%) compared to the nine months ended May 31, 2009. This net decrease includes reduced expenses in our wholesale crop nutrient operations within our Ag Business segment of $3.9 million, in addition to reduced accruals for variable pay in many of our other operations and Corporate and Other, partially offset by expansion of foreign operations and acquisitions.

Loss (Gain) on Investments.  During the nine months ended May 31, 2010, we recorded a net gain on investments of $24.1 million, of which $23.7 million relates to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment and $0.4 million is included in Corporate and Other. During the nine months ended May 31, 2009, we recorded a net loss on investments of $55.7 million, including a $74.3 million loss on our investment in VeraSun in our Processing segment, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during the nine months ended May 31, 2009, we recorded a net gain on investments of $2.9 million, included in our Ag Business segment, which primarily relates to a gain on the sale of a Canadian agronomy investment.

Interest, net.  Net interest of $45.0 million for the nine months ended May 31, 2010 decreased $5.3 million (11%) compared to the same period in fiscal 2009. Interest expense for the nine months ended May 31, 2010 and 2009 was $53.1 million and $62.4 million, respectively. The decrease in interest expense of $9.3 million (15%) primarily relates to the average level of short-term borrowings which decreased $110.3 million (33%) during the nine months ended May 31, 2010 compared to the same period in fiscal 2009, mostly due to significantly reduced working capital needs resulting from lower commodity prices, in addition to reduced interest expense due to the principal payments on our long-term debt in the past 12 months.

For the nine months ended May 31, 2010 and 2009, we capitalized interest of $4.6 million and $3.7 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income, generated primarily from marketable securities, was $3.6 million and $8.4 million for the nine months ended May 31, 2010 and 2009, respectively. The net decrease in interest income of $4.8 million (58%) was mostly in Corporate and Other and at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields lower than a year ago.

Equity Income from Investments.  Equity income from investments of $80.8 million for the nine months ended May 31, 2010 increased $6.7 million (9%) compared to the nine months ended May 31, 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business and Energy segments of $8.9 million and $0.9 million, respectively, partially offset by reduced earnings in our Processing segment and Corporate and Other of $3.1 million and $9 thousand, respectively.

Our Ag Business segment generated improved equity investment earnings of $8.9 million. Our share of equity investment earnings or losses in agronomy improved earnings by $12.5 million, and includes improved retail margins, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We had a net decrease of $3.4 million from our share of equity investment earnings in our grain marketing joint ventures during the nine months ended May 31, 2010 compared to the same period the previous year, which is primarily related to an international investment, partially offset by improved export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.2 million from several small equity investments.

Our Processing segment generated reduced equity investment earnings of $3.1 million. We recorded reduced earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $9.4 million compared to the same nine-month period in fiscal 2009. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins have returned to a more normal level. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $6.3 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to the same nine-month period in fiscal 2009.

Our Energy segment generated improved equity investment earnings of $0.9 million related to an equity investment held by NCRA.

Corporate and Other generated reduced earnings of $9 thousand from equity investment earnings, as compared to the nine months ended May 31, 2009.

Income Taxes.  Income tax expense of $44.5 million for the nine months ended May 31, 2010 compared with $47.2 million for the nine months ended May 31, 2009, resulting in effective tax rates of 10.8% and 12.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $20.1 million for the nine months ended May 31, 2010 decreased by $33.4 million (62%) compared to the nine months ended May 31, 2009. This net decrease was a result of significantly less profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On May 31, 2010, we had working capital, defined as current assets less current liabilities, of $1,821.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009. On May 31, 2009, we had working capital of $1,716.3 million and a current ratio of 1.5 to 1.0, compared to working capital of $1,738.6 million and a current ratio of 1.4 to 1.0 on August 31, 2008.

On May 31, 2010, our committed line of credit consisted of a five-year revolving facility in the amount of $1.3 billion. This credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with it are highly liquid. In June 2010, we amended our existing five-year revolving credit facility and reduced the committed amount thereunder from $1.3 billion to $700 million. The maturity date of the facility of May 2011 remained the same. In addition, we entered into a new five-year revolving credit facility with a committed amount of $900 million that expires in June 2015. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with a few other adjustments as defined in the credit agreements. We did not renew our $300 million 364-day facility that expired in February 2010.

On May 31, 2010, we had no amount outstanding on our five-year revolving facility, compared to $252.0 million outstanding on May 31, 2009. We also had $20.0 million outstanding on our 364-day facility on May 31, 2009. We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on May 31, 2010 and 2009. With our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

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

Our cash flows used in operating activities were $22.3 million for the nine months ended May 31, 2010, compared to cash flows provided by operating activities of $678.2 million for the nine months ended May 31, 2009. The fluctuation in cash flows when comparing the two periods is primarily from a net increase in operating assets and liabilities during the nine months ended May 31, 2010, compared to a net decrease in the nine months ended May 31, 2009. General commodity prices and inventory quantities increased during the nine months ended May 31, 2010, and resulted in increased working capital needs compared to August 31, 2009. During the nine months ended May 31, 2009, commodity prices declined significantly and resulted in lower working capital needs compared to August 31, 2008.

Our operating activities used net cash of $22.3 million during the nine months ended May 31, 2010. Net income including noncontrolling interests of $368.2 million and net non-cash expenses and cash distributions from equity investments of $155.8 million were exceeded by an increase in net operating assets and liabilities of $546.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, and amortization of deferred major repair costs, of $165.7 million and deferred taxes of $24.1 million, partially offset by gain on investments of $24.1 million and income from equity investments, net of redemptions of those investments, of $1.6 million. Gain on investments includes a $23.7 million gain recognized as a result of cash distributions received from Agriliance, primarily from the sale of many of their retail facilities. The increase in net operating assets and liabilities was caused primarily by a general increase in commodity prices in addition to inventory quantities reflected in increased inventories and receivables, along with a decrease in customer credit balances and net derivative liabilities and assets on May 31, 2010, when compared to August 31, 2009. On May 31, 2010, the per bushel market prices of our three primary grain commodities changed as follows: corn increased $0.33 (10%), soybeans decreased $1.62 (15%) and spring wheat was comparable in relation to the prices on August 31, 2009. In general, crude oil market prices increased $4 (6%) per barrel on May 31, 2010 compared to August 31, 2009. On May 31, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 23% and 42%, depending on the specific products, compared to prices on August 31, 2009, with the exception of potash, which decreased approximately 20% and urea which was comparable to the prices on August 31, 2009. An increase in grain inventory quantities in our Ag Business segment of 14.4 million bushels (16%) also contributed to the increase in net operating assets and liabilities when comparing inventories at May 31, 2010 to August 31, 2009.

Our operating activities provided net cash of $678.2 million during the nine months ended May 31, 2009. Net income including noncontrolling interests of $337.6 million, net non-cash expenses and cash distributions from equity investments of $215.7 million and a decrease in net operating assets and liabilities of $124.9 million provided the cash flows from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including major repair costs, of $163.0 million, loss on investments of $55.7 million and deferred tax expense of $17.8 million, partially offset by income from equity investments, net of redemptions from those investments, of $16.9 million. Loss on investments primarily includes the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased receivables, inventories and net derivative assets and liabilities, partially offset by decreases in accounts payable and accrued expenses and customer advance payments on May 31, 2009, when compared to August 31, 2008. On May 31, 2009, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, decreased by $1.32 (23%), $1.48 (11%) and $0.89 (10%), respectively, when compared to the prices on August 31, 2008. In general, crude oil market prices decreased $49 (43%) per barrel between August 31, 2008 and May 31, 2009. In addition, on May 31, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had decreases between 32% and 70%, depending on the specific products, compared to prices on August 31, 2008. Partially offsetting the impact of the decline in commodity prices was a 12.8 million bushel increase (12%) in grain inventory quantities in our Ag Business segment.

At this time it is unknown what affects the recent oil spill in the Gulf of Mexico may have on our Energy segment. We are not involved in oil exploration or drilling, but the oil spill may have a negative effect on our future Energy segment income and cash flows if new regulations are put in place that increase the costs of conducting business in the industry.

Our cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy-related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2010 and 2009, the net cash flows used in our investing activities totaled $193.7 million and $285.3 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $237.5 million and $225.9 million for the nine months ended May 31, 2010 and 2009, respectively. For the year ending August 31, 2010, we expect to spend approximately $389.9 million for the acquisition of property, plant and equipment. Included in our projected capital spending through fiscal 2011 are expenditures to comply with an Environmental Protection Agency (EPA) regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. We anticipate the combined capital expenditures for benzene removal for our Laurel, Montana and NCRA’s McPherson, Kansas refineries to be approximately $134 million. Total expenditures for this project as of May 31, 2010 were approximately $69 million, of which $36 million was incurred during the nine months ended May 31, 2010.

Expenditures for major repairs related to our refinery turnarounds during the nine months ended May 31, 2010 and 2009, were $5.1 million and $34 thousand, respectively.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement, at the relevant refinery, over several years. The consent decrees also required us and NCRA to pay approximately $0.5 million in aggregate civil cash penalties. As of May 31, 2010, the aggregate capital expenditures for us and NCRA related to these settlements are complete, and totaled approximately $37 million. These settlements did not have a material adverse effect on us or NCRA.

Investments made during the nine months ended May 31, 2010 and 2009, totaled $15.4 million and $115.7 million, respectively. During the nine months ended May 31, 2010 and 2009, we invested $4.9 million and $76.3 million, respectively, in Multigrain AG (Multigrain) for its increased capital needs resulting from expansion of its operations. Our ownership interest in Multigrain is approximately 40%, and is included in our Ag Business segment. Also during the nine months ended May 31, 2009, we made capital contributions of $35.0 million to Ventura Foods, included in our Processing segment.

Cash acquisitions of businesses, net of cash received, totaled $76.4 million during the nine months ended May 31, 2009. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million. During the nine months ended May 31, 2009, our Ag Business segment had acquisitions of $36.2 million.

Various cash acquisitions of intangibles were $1.0 million and $1.3 million for the nine months ended May 31, 2010 and 2009, respectively.

Changes in notes receivable during the nine months ended May 31, 2010, resulted in a net decrease in cash flows of $56.8 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable in the amount of $39.9 million on May 31, 2010, compared to August 31, 2009, and the balance was a net increase of $16.9 million, primarily from related party notes receivable at NCRA from its minority owners. During the nine months ended May 31, 2009, changes in notes receivable resulted in an increase in cash flows of $71.5 million. Of this change, $55.7 million of the increase in cash flows was from reduced Cofina Financial notes receivable and the balance of $15.8 million was primarily from the reduction of related party notes receivable at NCRA from its minority owners.

Partially offsetting our cash outlays for investing activities for the nine months ended May 31, 2010 and 2009, were redemptions of investments we received totaling $114.0 million and $10.8 million, respectively. Of the redemptions received during the nine months ended May 31, 2010, $105.0 million was a return of capital from Agriliance primarily for proceeds the company received from the sale of many of its retail facilities. During the nine months ended May 31, 2009, we also received proceeds of $41.6 million from the sales of an agronomy investment and our NYMEX Holdings common stock. In addition, for the nine months ended May 31, 2010 and 2009, we received proceeds from the disposition of property, plant and equipment of $8.1 million and $8.9 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. In May 2006, we renewed and expanded our committed lines of revolving credit to include a five-year revolver with a total borrowing capacity of $1.3 billion as of May 31, 2010, and which had no outstanding drawn balance as of the same date. In June 2010, we amended this existing five-year revolving credit facility and reduced the committed amount thereunder from $1.3 billion to $700 million. The facility’s maturity date of May 2011 remained the same. In addition, we entered into a new five-year revolving credit facility with a committed amount of $900 million that expires in June 2015. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow (adjusted EBITDA) ratio of no greater than 3.00 to 1.00. We did not renew our $300 million 364-day facility that expired in February 2010. In addition to the five-year revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2009, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $10.0 million of inventories and receivables at May 31, 2010. On May 31, 2010, August 31, 2009 and May 31, 2009, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $13.0 million, $19.2 million and $278.4 million, respectively.

During fiscal 2007, we instituted two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on May 31, 2010, August 31, 2009 and May 31, 2009.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $237.0 million as of May 31, 2010, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper and/or Eurodollar rates, with a weighted average commercial paper rate of 1.88% and a weighted average Eurodollar interest rate of 1.84% as of May 31, 2010. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $106.0 million as of May 31, 2010. As of May 31, 2010, $44.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $62.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $90.9 million as of May 31, 2010, of which $63.3 million was borrowed under these commitments with an interest rate of 2.29%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of May 31, 2010, and are due upon demand. Borrowings under these notes totaled $75.5 million as of May 31, 2010.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks. In June 1998, we established a long-term credit agreement through cooperative banks for which we paid the note in full during fiscal 2009. The amount outstanding on May 31, 2009, was $12.3 million. Repayments of $36.9 million were made on this facility during the nine months ended May 31, 2009.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the nine months ended May 31, 2010 and 2009, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. Repayments of $11.4 million were made during each of the nine months ended May 31, 2010 and 2009.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the nine months ended May 31, 2010 and 2009.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million had an interest rate of 4.08%, was due at the end of the six-year term in 2010, and was paid in full during the nine months ended May 31, 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during years 2014 through 2018.

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

On May 31, 2010, we had total long-term debt outstanding of $1,023.8 million, of which $150.0 million was bank financing, $855.6 million was private placement debt and $18.2 million was industrial development revenue bonds, and other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, has not changed significantly during the nine months ended May 31, 2010. On

May 31, 2009, we had long-term debt outstanding of $1,122.2 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $11.0 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios as of May 31, 2010. We were in compliance with all debt covenants and restrictions as of May 31, 2010.

We did not have any new long-term borrowings during the nine months ended May 31, 2010 or 2009. During the nine months ended May 31, 2010 and 2009, we repaid long-term debt of $46.9 million and $68.6 million, respectively.

Other Financing

During the nine months ended May 31, 2010 and 2009, changes in checks and drafts outstanding resulted in an increase in cash flows of $18.9 million and a decrease in cash flows of $52.4 million, respectively.

Distributions to noncontrolling interests for the nine months ended May 31, 2010 and 2009, were $2.0 million and $18.6 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2009, were distributed during the nine months ended May 31, 2010. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $153.9 million. During the nine months ended May 31, 2009, we distributed cash patronage of $227.6 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, redemptions related to the year ended August 31, 2009, that were distributed in cash during the nine months ended May 31, 2010, amounted to $17.0 million compared to $40.8 million distributed in cash during the nine months ended May 31, 2009. We also redeemed $36.7 million of capital equity certificates during the nine months ended May 31, 2010, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. During the nine months ended May 31, 2009, we redeemed $49.9 million of capital equity certificates by issuing shares of our Preferred Stock.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2010, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the nine months ended May 31, 2010 and 2009, were $17.1 million and $14.5 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009, have not materially changed during the nine months ended May 31, 2010.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $17.1 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of May 31, 2010.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of May 31, 2010, loans receivable of $44.0 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009. The total obligations decreased by approximately 8% during the nine months ended May 31, 2010 compared to August 31, 2009, primarily due to a decrease in fertilizer supply contracts.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2009. There have been no changes to these policies during the nine months ended May 31, 2010.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the annual disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans and other funded postretirement plans. ASC 715-20-65-2 will only impact disclosures and is effective for fiscal years ending after December 15, 2009.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2010, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

We had a change to one of our risk factors during the nine months ended May 31, 2010, as disclosed below. For all risk factors, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

ITEM 6.	Exhibits

Exhibit	Description

3.1	Amended Article III, Section 3(b) of Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed May 5, 2010)
10.1	CHS Inc. Nonemployee Director Retirement Plan
10.2	Trust Under the CHS Inc. Nonemployee Director Retirement Plan
10.3	CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

July 8, 2010

/s/  John Schmitz
John Schmitz
Executive Vice President and Chief Financial Officer