Form 10-K
period 2010-08-31
CHS INC
filed 2010-11-12
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010
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

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2010, we had 12,272,003 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2010, our total revenues were $25.3 billion and our net income was $502.2 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our three segments: Energy, Ag Business and Processing, create vertical integration to link producers with consumers. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the wholesale sales of crop nutrients, and through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our agronomy joint venture, grain export joint ventures and other investments. Our Processing segment derives its revenues from the sales of soybean meal and soybean refined oil, and records equity income from wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and through March 2008, an ethanol manufacturing company. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production.

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

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2010:

			CHS	Income
Business Segment	Entity Name	Business Activity	Ownership%	Recognition

Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated
Ag Business	Agriliance LLC	Retail distribution of agronomy products	50%	Equity Method
	CHS do Brasil Ltda.	Soybean procurement in Brazil	100%	Consolidated
	United Harvest, LLC	Grain exporter	50%	Equity Method
	TEMCO, LLC	Grain exporter	50%	Equity Method
	Multigrain A.G.	Grain procurement and production farmland in Brazil	45%	Equity Method
	CHS Europe S.A.	Grain merchandising in Europe	100%	Consolidated
	CHS Ukraine, LLC	Grain procurement and merchandising in Ukraine	100%	Consolidated
	CHS Vostok, LLC	Grain procurement and merchandising in Russia	100%	Consolidated
	ACG Trade S.A.	Grain procurement and merchandising in Russia	50%	Equity Method
	CHSINC Iberica S.L.	Grain merchandising in Spain	100%	Consolidated
	CHS de Argentina	Grain merchandising in Argentina	100%	Consolidated
Processing	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
	Ventura Foods, LLC	Food manufacturing and distributing	50%	Equity Method
Corporate and Other	Country Hedging, Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	Impact Risk Solutions, LLC	Insurance brokerage	100%	Consolidated
	Cofina Financial, LLC	Finance company	100%	Consolidated

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,450 independent retail sites, of which 55% are convenience stores marketing Cenex® branded fuels. For fiscal 2010, our Energy revenues, after elimination of inter-segment revenues, were $8.5 billion and were primarily from gasoline and diesel fuel.

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

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 45% gasoline, 34% diesel fuel and other distillates, and 21% asphalt and other products. During fiscal 2005, our Board of Directors approved the installation of a coker unit at Laurel, along with other refinery improvements, which allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt. The project became operational in April 2008, and had a total cost of $418.0 million. Refined fuels produced at Laurel are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota. Primarily during fiscal 2008, we incurred approximately $28 million in capital expenditures to construct two product terminals. Both terminals include rail capabilities and one is tied into the Yellowstone Pipeline. These investments were undertaken to preserve our long-term ability to participate in western U.S. markets.

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

The McPherson refinery processes approximately 83,000 barrels of crude oil per day to produce refined products that consist of approximately 49% gasoline, 45% diesel fuel and other distillates, and 6% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Renewable Fuels Marketing.  In fiscal 2006, we acquired a 50% ownership interest in an ethanol and biodiesel marketing and distribution company, Provista Renewable Fuels Marketing, LLC (Provista), formerly known as United BioEnergy Fuels, LLC. In fiscal 2008, we acquired the remaining 50% ownership interest of Provista, and in fiscal 2009, Provista was merged into CHS. This business has been consolidated within our financial statements since 2006, and contracts with ethanol and biodiesel production plants to market and distribute their finished products. During fiscal 2010, total sales volumes were 615 million gallons.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2010, we obtained approximately 61% of the refined products we sold from our Laurel and McPherson refineries, and approximately 39% from third parties.

Sales and Marketing; Customers

We make approximately 75% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex/Ampride tradename. We sold approximately 1.2 billion gallons of gasoline and approximately 1.5 billion gallons of diesel fuel in fiscal 2010, excluding NCRA’s sales to minority owners and others totaling approximately 345 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. In fiscal 2010, our lubricants operations sold approximately 24 million gallons of lube oil. We are one of the nation’s largest propane wholesalers based on revenues. In fiscal 2010, our propane operations sold approximately 699 million gallons of propane. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and, at the same time, increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the EPA low sulfur fuel regulations that were required by 2006, which lowered the sulfur content of gasoline and diesel fuel. We incurred capital expenditures from fiscal 2003 through 2006 related to this compliance of $88.1 million for our Laurel, Montana refinery and $328.7 million for NCRA’s McPherson, Kansas refinery. The EPA has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have and will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures related to this project for our Laurel, Montana and NCRA’s McPherson, Kansas refineries to be approximately $114 million, of which $76 million has been spent through August 31, 2010. Our Laurel refinery’s unit was operational and producing gasoline at 2011 benzene levels by August 31, 2010, and NCRA’s unit is on target to meet requirements.

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

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area includes the major oil companies ExxonMobil and ConocoPhillips, and independent refiners including Frontier Refining and Sinclair. This area is also noted for being fairly well balanced in demand and supply, but is typically influenced by Canadian refined fuels moving into the U.S. through terminals in Canada and by rail from independent Canadian refiners.

The last area includes much of Washington and Oregon. We compete with the major oil companies Tesoro, BP Amoco and Chevron in this area. This area is also known for volatile prices and an active spot market.

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2010, 2009 and 2008 are shown below:

	2010	2009	2008
	(Dollars in thousands)

Revenues	$8,799,890	$7,639,838	$11,499,814
Cost of goods sold	8,437,504	7,110,324	11,027,459

Gross profit	362,386	529,514	472,355
Marketing, general and administrative	123,834	125,104	111,121

Operating earnings	238,552	404,410	361,234
Gain on investments	(269)	(15,748)	(35)
Interest, net	9,939	5,483	(5,227)
Equity income from investments	(5,554)	(4,044)	(5,054)

Income before income taxes	$234,436	$418,719	$371,550

Intersegment revenues	$(295,536)	$(251,626)	$(322,522)

Total identifiable assets — August 31	$3,004,471	$3,025,522	$3,216,852

AG BUSINESS

Our Ag Business segment includes agronomy, country operations and grain marketing. Our revenues in our Ag Business segment primarily include grain sales, which were $12.1 billion for fiscal 2010 after elimination of inter-segment revenues.

Agronomy

Overview

Through our fiscal year ended August 31, 2007, we conducted our wholesale, and some of our retail, agronomy operations through our 50% ownership interest in Agriliance LLC (Agriliance), in which Land

O’Lakes, Inc. (Land O’Lakes) holds the other 50% ownership interest. Prior to September 2007, Agriliance was one of North America’s largest wholesale distributors of crop nutrients, crop protection products and other agronomy products based upon annual sales. Our 50% ownership interest in Agriliance is treated as an equity method investment, and therefore, Agriliance’s revenues and expenses are not reflected in our operating results. At August 31, 2010, our equity investment in Agriliance was $18.4 million.

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

During the year ended August 31, 2008, our net contribution to Agriliance was $235.0 million which supported its working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance. During the years ended August 31, 2010 and 2009, we received $105.0 million and $25.0 million of distributions from Agriliance as a return of capital, respectively. The distributions received during the year ended August 31, 2010, were primarily for proceeds Agriliance received from the sale of many of its retail facilities. Agriliance continues to exist as a 50-50 joint venture as the company winds down its business activity, and primarily holds long-term liabilities.

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

Operations

Our wholesale crop nutrients business sells approximately 5.1 million tons of fertilizer annually, based on an average of fiscal years 2010 and 2009, making it one of the largest wholesale fertilizer operations in the United States based on tons sold. Tons sold include sales to our country operations business. Product is either delivered directly to the customer from the manufacturer, or through our 15 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where less expensive natural gas tends to give a price advantage over domestically produced fertilizer. The fertilizer is then shipped by rail to destinations within crop producing regions of the country. Based on fertilizer market data, our wholesale crop nutrients sales account for approximately 11% of the U.S. market.

Primary suppliers for our wholesale crop nutrients business include CF, Potash Corporation of Saskatchewan, Mosaic Company, Koch Industries, Yara International, Petrochemical Industries Company (PIC) in Kuwait and Sabic America.

Products and Services

Our wholesale crop nutrients business sells nitrogen, phosphorus, potassium and sulfate based products. During the year ended August 31, 2010, the primary crop nutrients products purchased by us were urea, potash, UAN, phosphates and ammonia.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells product to approximately 2,100 local retailers from New York to the west coast and from the Canadian border to Texas. Our largest customer is our own country operations business, which is also included in our Ag Business segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

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

Competition.  The wholesale distribution of crop nutrients products is highly competitive and dependent upon relationships with local cooperatives and private retailers, proximity to the customer and competitive pricing. We compete with other large agronomy distributors, as well as other regional or local distributors, retailers and manufacturers. Major competitors in crop nutrients distribution include Koch Industries, Agrium and a variety of traders and brokers.

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and customers with access to a full range of products, programs and services for production agriculture. Country operations operates 386 locations dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business purchases grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2010, country operations purchased approximately 582 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 541 million were purchased from members and 346 million were sold through our grain marketing operations.

Other Products.  Our country operations business manufactures and sells other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflower products. We sell agronomy products at 263 locations, feed products at 157 locations and energy products at 180 locations.

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

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), local cooperatives, private grain companies and processors at the majority of our locations in our trade territory, as previously defined in the “Overview.” In addition, Columbia Grain and Gavilon are also our competitors in Montana and North Dakota.

Competitors for our farm supply businesses include Cargill, Agrium, Simplot, Helena, Wilbur Ellis, local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed, Hubbard Milling, ADM and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling almost 1.9 billion bushels annually. During fiscal 2010, we purchased approximately 62% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

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

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations’ international customers. This business has expanded its operations into the procurement and marketing of multiple commodities, including fertilizers. During the year ended August 31, 2007, we invested $22.2 million in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. The venture, which includes grain storage and export facilities, builds on our South American soybean origination and helps meet customer needs year-round. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations, which include production of soybeans, corn, cotton and sugarcane, as well as cotton processing, at four locations. During fiscal 2009, we invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of their operations, and during fiscal 2010, we invested an additional $24.0 million. On August 31, 2010, our investment in Multigrain was $148.5 million, with an ownership interest of approximately 45%.

We have opened additional international offices between July 2007 and fiscal 2010. These include Geneva, Switzerland; Kiev, Ukraine; and Vostok, Russia for sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide. We have invested approximately $30.7 million in a construction project in the port of Odessa, Ukraine during the year ended August 31, 2010. The resulting port facility is now complete and has a grain storage capacity of 120,000 metric tons, and the ability to load Panamax vessels at a pace of 20,000 metric tons per day. Offices in Hong Kong and Shanghai, China serve Pacific Rim customers receiving grains and oilseeds from our origination points in North and South America. The most recent grain merchandising offices were opened in fiscal 2009 and 2010, and are located in Barcelona, Spain, and Buenos Aires, Argentina, respectively.

Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 1.9 billion bushels of grain during the year ended August 31, 2010, which primarily included corn, soybeans, wheat and distillers dried grains with solubles (DDGS). Of the total grains purchased by our grain marketing operations, 825 million bushels were from our individual and cooperative association members, 346 million bushels were from our country operations business and the remainder was from third parties.

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

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as ADM, Cargill, Bunge and Louis Dreyfus, each of which handles significant grain volumes.

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

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2010, 2009 and 2008 are shown below:

	2010	2009	2008
	(Dollars in thousands)

Revenues	$15,678,160	$17,196,448	$19,696,907
Cost of goods sold	15,261,056	16,937,877	19,088,079

Gross profit	417,104	258,571	608,828
Marketing, general and administrative	173,766	158,395	160,364

Operating earnings	243,338	100,176	448,464
Gain on investments	(28,807)	(2,285)	(100,830)
Interest, net	28,033	46,995	63,665
Equity income from investments	(25,173)	(18,222)	(83,053)

Income before income taxes	$269,285	$73,688	$568,682

Intersegment revenues	$(19,259)	$(39,919)	$(36,972)

Total identifiable assets — August 31	$3,583,341	$2,987,394	$4,172,950

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

Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. We produce approximately 60,000 tons of soyflour annually, and approximately 20% is further processed at our manufacturing facility in Hutchinson, Kansas, which was a business acquisition in April 2008. This facility manufactures unflavored and flavored textured soy proteins used in human and pet food products, and accounted for approximately 2% of our oilseed processing annual sales in fiscal 2010.

Our soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase virtually all of our soybeans from members. Our oilseed crushing operations currently produce approximately 95% of the crude soybean oil that we refine, and purchase the balance from outside suppliers.

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply minimum quantities of edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods accounted for 26% of our soybean oil sold during fiscal 2010. We also sell soymeal to about 350 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2010, Commodity Specialists Company accounted for 14% of our soymeal sold and Interstate Commodities accounted for 12%. We sell soyflour to customers in the baking industry both domestically and for export.

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

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. During fiscal 2008, we invested $1.6 million in Horizon Milling, and during fiscal 2010 we invested $2.1 million. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2010 were $339.2 million and $4.7 million, respectively. Horizon Milling’s advance payments on grain to us were $12.7 million on August 31, 2010, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting and on August 31, 2010, our investment was $69.9 million. On August 31, 2010, our net book value of assets leased to Horizon Milling was $59.3 million.

During fiscal 2007, we formed Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired the Canadian grain-based foodservice and industrial businesses of Smucker Foods of Canada, which includes two flour milling operations and two dry baking mixing facilities in Canada. During fiscal 2008, we invested $1.9 million in Horizon Milling G.P, and during fiscal 2010 we invested $0.4 million. We account for the investment using the equity method of accounting and on August 31, 2010, our investment was $20.2 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting and on August 31, 2010, our investment was $262.6 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2010 fiscal year, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Renewable Fuels

In fiscal 2006, we purchased common stock in US BioEnergy, an ethanol production company, representing an approximate 24% ownership interest on August 31, 2006. Through March 31, 2008, we were recognizing our share of the earnings of US BioEnergy, using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and our ownership interest in the combined entity was reduced to approximately 8%, compared to an approximate 20% interest in US BioEnergy prior to the merger. As part of the merger transaction, our shares held in US BioEnergy were converted to shares held in the surviving company, VeraSun, at 0.810 per share. As a result of our change in ownership interest, we no longer had significant influence, and therefore, no longer accounted for VeraSun using the equity method. Due to the continued decline of the ethanol industry and other considerations, we determined that an impairment of our VeraSun investment was necessary during fiscal 2008, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million was recorded in (gain) loss on investments. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million during our first quarter of fiscal 2009. Due to the outcome of the VeraSun bankruptcy, during the third quarter of fiscal 2009, we wrote off the remaining investment of $3.6 million. The impairments did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities.

Summary Operating Results

Summary operating results and identifiable assets for our Processing segment for the fiscal years ended August 31, 2010, 2009 and 2008 are shown below:

	2010	2009	2008
	(Dollars in thousands)

Revenues	$1,061,654	$1,142,636	$1,299,209
Cost of goods sold	1,018,731	1,099,177	1,240,944

Gross profit	42,923	43,459	58,265
Marketing, general and administrative	25,764	25,724	26,089

Operating earnings	17,159	17,735	32,176
Loss on investments		74,338	72,602
Interest, net	19,605	21,841	21,995
Equity income from investments	(77,159)	(82,525)	(56,615)

Income (loss) before income taxes	$74,713	$4,081	$(5,806)

Intersegment revenues	$(1,900)	$(2,759)	$(338)

Total identifiable assets — August 31	$696,738	$685,865	$748,989

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

PRICE RISK AND HEDGING

When we enter into a commodity purchase or sales commitment, we incur risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations with the exception of some contracts included in our Energy segment. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. With the exception of some contracts included in our Energy segment, unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices. Beginning in the third quarter of fiscal 2010, certain contracts within our Energy segment were entered into for the spread between heavy and light crude oil purchase prices, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated comprehensive loss in the equity section of our Consolidated Balance Sheet and will be included in earnings upon settlement.

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

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments, which minimize our counterparty exposure. We evaluate that exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage our risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

EMPLOYEES

On August 31, 2010, we had 8,812 full, part-time, temporary and seasonal employees, which included 653 employees of NCRA. Of that total, 2,762 were employed in our Energy segment, 4,507 in our country operations business (including approximately 1,171 seasonal and temporary employees), 151 in our crop nutrients operations, 616 in our grain marketing operations, 323 in our Processing segment and 453 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of all of our segments and Corporate and Other are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker (USW) Union Local 11- 443 represents 190 refinery employees for which agreements are in place through February 1, 2012 and the Oil Basin Pipeliners Union (OBP) represents 18 pipeline employees for which agreements are in place through September 1, 2011. The contracts covering the NCRA McPherson, Kansas refinery include 306 employees represented by the United Steel Workers of America (USWA) that are in place through June 2012. There are approximately 152 CHS employees in transportation and lubricant plant operations that are covered by other collective bargaining agreements that expire at various times including a labor contract with the Teamsters which covers 34 employees in the Pacific Northwest trade territory that expired on July 31, 2010. Work continues under the terms of the expired Teamster agreement and negotiations are continuing. Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (120 employees) which expires on June 30, 2013 and the Pipefitters’ Union (2 employees), which expires on April 30, 2011. The BTWGM also represents 44 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2013. Various union contracts cover employees in other grain and crop nutrient terminal operations: the USWA represents 77 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2013; the Teamsters represent 8 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2011; the Chauffeurs, Teamsters, Warehousemen and Helpers unions represent 4 employees at our Indianapolis, Indiana crop nutrients facility with a contract expiring in December 2012 and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 32 employees at our Kalama, Washington export terminal with a contract in place through September 2014. Finally, certain employees in our country operations business are represented by collective bargaining agreements with the BTWGM which represents 23 employees in two locations, with contracts expiring on December 31, 2011 and July 1, 2014.

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others or any combination designated by the Board of Directors. Beginning in fiscal 2006, the Board of Directors approved the distributed patronage dividends to be in the form of 35% cash and 65% patrons’ equities (see “— Patrons’ Equities” below). The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2010, 2009 and 2008, were $438.0 million ($153.9 million in cash), $648.9 million ($227.6 million in cash) and $557.2 million ($195.0 million in cash), respectively.

By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the face value of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In addition to the annual pro-rata program, the Board of Directors approved additional equity redemptions to non-individuals in prior years targeting older capital equity certificates which were redeemed in cash in fiscal 2008 and 2007. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2010, that will be distributed in fiscal 2011, to be approximately $67.6 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2010, 2009 and 2008 were $23.1 million, $49.7 million and $81.8 million, respectively. An additional $36.7 million, $49.9 million and $46.4 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2010, 2009 and 2008, respectively.

Governance

We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than six directors are elected in any year. The Board of Directors is currently comprised of 16 directors, due to the death of a director during fiscal 2010. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under “— Certain Antitakeover Measures” below.

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

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2010, our outstanding capital includes patrons’ equities (consisting of Capital Equity Certificates and Non-patronage Equity Certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

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

As a cooperative, we are not taxed on qualified patronage (minimum cash requirement of 20%) allocated to our members either in the form of equities or cash. Consequently, those amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified written notices of allocation) are taxable to us when allocated. Upon redemption of any non-qualified written notices of allocation, the amount is deductible to us and taxable to the member.

Income derived by us from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to us at corporate income tax rates.

NCRA is not consolidated for tax purposes.

ITEM 1A.	RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2010, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal 2006. We incurred capital expenditures from fiscal years 2003 through 2006 related to these upgrades of $88.1 million for our Laurel, Montana refinery and $328.7 million for the National Cooperative Refinery Association’s (NCRA) McPherson, Kansas refinery. The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. We anticipate the combined capital expenditures for our Laurel, Montana and NCRA’s McPherson, Kansas refineries to be approximately $114 million, of which $76 million has been spent through August 31, 2010. Our Laurel refinery’s unit was operational and producing gasoline at 2011 benzene levels by August 31, 2010, and NCRA’s unit is on target to meet requirements.

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

New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. It is expected that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of GHGs, (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

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

Also, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” (“ACESA”), also known as the “Waxman-Markey cap-and-trade legislation.” The purpose of ACESA is to control and reduce emissions of GHGs in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances permitted by ACESA declines each year, the cost or value of allowances would be expected to increase. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate had begun work in 2010 on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.

It is not possible at this time to predict whether climate change legislation will be enacted or in what form. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the energy products that we produce. Further, we may be required to purchase “allowances” under the proposed cap-and-trade legislation. We believe that a significant part, if not all, of these costs would be passed on in the price of our products. However, the extent of our ability to pass on such costs is unknown. Further, a change in consumer practices could result in a reduction in consumption of carbon-based fuels resulting in a decrease in the demand for our energy products.

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

Because our refineries are inland facilities, a possibility of increased hurricane activity due to climate change, which may result in the temporary closure of coastal refineries, could result in increased revenues and margins to us due to the decrease in supply of refined products in the marketplace. The actual effects of climate change on our businesses are, however, unknown and undeterminable at this time.

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

Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages;

•	our corporate headquarters, the facilities we own, or the significant inventories that we carry could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination;

•	someone may accidentally or intentionally introduce a computer virus to our information technology systems; and

•	an occurrence of a pandemic flu or other disease affecting a substantial part of our workforce or our customers could cause an interruption in our business operations, the affects of which could be significant.

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

As a cooperative, we may not sell common stock in our company. In addition, existing laws and our articles of incorporation and bylaws contain limitations on dividends of 8% of any preferred stock that we may issue. These limitations may restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of August 31, 2010, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota; Black Creek, Wisconsin (leased to another entity)
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 3 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	66 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased. We own an additional 6 locations which we do not operate, but are on capital leases to others
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have an approximate 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	26 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

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

Country Operations

In our country operations business, we own 373 agri-operations locations (of which some of the facilities are on leased land), 3 sunflower plants and 9 feed manufacturing facilities of which we operate 8 and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Myrtle Grove, Louisiana (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (1 owned, 1 leased)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Barcelona, Spain
Buenos Aires, Argentina (2 locations)
Davenport, Iowa (owned)
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev, Ukraine
Lincoln, Nebraska
Sao Paulo, Maringa and Cruz Alta, Brazil
Shanghai, China
Vostok, Russia
Winona, Minnesota (owned)

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

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Houston, Texas (Ag States Group)
Indianapolis, Indiana (Ag States Group and Country Hedging, Inc.)
Kansas City, Missouri (Country Hedging, Inc.)
Kewanee, Illinois (Ag States Group)

Corporate Headquarters

We are headquartered in Inver Grove Heights, Minnesota. We own a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space. We also have an office in Washington, D.C. which is leased.

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

In October 2003, we and NCRA reached agreements with the Environmental Protection Agency (EPA) and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment, regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2010, the aggregate capital expenditures for us and NCRA related to these settlements are complete, and totaled approximately $37 million. These settlements did not have a material adverse affect on us or NCRA.

ITEM 4.	(Removed and Reserved)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 66,600 members, of which approximately 1,300 are cooperative association members and approximately 65,300 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2010, we had 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Global Select Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2010, that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2010, 2009 and 2008, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing. In May 2005, we sold the majority of our Mexican foods business and have recorded the Mexican foods business as discontinued operations.

Summary Consolidated Financial Data

	2010	2009	2008	2007	2006
	(Dollars in thousands)

Income Statement Data:
Revenues	$25,267,931	$25,729,916	$32,167,461	$17,215,992	$14,383,835
Cost of goods sold	24,397,410	24,849,901	30,993,899	16,129,233	13,540,285

Gross profit	870,521	880,015	1,173,562	1,086,759	843,550
Marketing, general and administrative	366,582	355,299	329,965	245,357	231,238

Operating earnings	503,939	524,716	843,597	841,402	612,312
(Gain) loss on investments	(29,433)	56,305	(29,193)	(20,616)
Interest, net	58,324	70,487	76,460	31,098	41,305
Equity income from investments	(108,787)	(105,754)	(150,413)	(109,685)	(84,188)

Income from continuing operations before income taxes	583,835	503,678	946,743	940,605	655,195
Income taxes	48,438	63,304	71,861	37,784	59,350

Income from continuing operations	535,397	440,374	874,882	902,821	595,845
Income on discontinued operations, net of taxes					(625)

Net income	535,397	440,374	874,882	902,821	596,470
Net income attributable to noncontrolling interests	33,238	58,967	71,837	146,098	91,079

Net income attributable to CHS Inc.	$502,159	$381,407	$803,045	$756,723	$505,391

Balance Sheet Data (August 31):
Working capital	$1,603,994	$1,626,352	$1,738,600	$821,878	$848,344
Net property, plant and equipment	2,253,071	2,099,325	1,948,305	1,728,171	1,476,239
Total assets	8,666,128	7,869,845	8,771,978	6,754,373	4,994,166
Long-term debt, including current maturities	986,241	1,071,953	1,194,855	688,321	744,745
Total equities	3,604,451	3,333,164	3,161,418	2,672,841	2,201,397

The selected financial information below has been derived from our three business segments, and Corporate and Other, for the fiscal years ended August 31, 2010, 2009 and 2008. The intercompany revenues between segments were $316.7 million, $294.3 million and $359.8 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

Summary Financial Data By Business Segment

	Energy			Ag Business
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Revenues	$8,799,890	$7,639,838	$11,499,814	$15,678,160	$17,196,448	$19,696,907
Cost of goods sold	8,437,504	7,110,324	11,027,459	15,261,056	16,937,877	19,088,079

Gross profit	362,386	529,514	472,355	417,104	258,571	608,828
Marketing, general and administrative	123,834	125,104	111,121	173,766	158,395	160,364

Operating earnings	238,552	404,410	361,234	243,338	100,176	448,464
Gain on investments	(269)	(15,748)	(35)	(28,807)	(2,285)	(100,830)
Interest, net	9,939	5,483	(5,227)	28,033	46,995	63,665
Equity income from investments	(5,554)	(4,044)	(5,054)	(25,173)	(18,222)	(83,053)

Income before income taxes	$234,436	$418,719	$371,550	$269,285	$73,688	$568,682

Intersegment revenues	$(295,536)	$(251,626)	$(322,522)	$(19,259)	$(39,919)	$(36,972)

Total identifiable assets — August 31	$3,004,471	$3,025,522	$3,216,852	$3,583,341	$2,987,394	$4,172,950

	Processing			Corporate and Other
	2010	2009	2008	2010	2009	2008
			(Dollars in thousands)

Revenues	$1,061,654	$1,142,636	$1,299,209	$44,922	$45,298	$31,363
Cost of goods sold	1,018,731	1,099,177	1,240,944	(3,186)	(3,173)	(2,751)

Gross profit	42,923	43,459	58,265	48,108	48,471	34,114
Marketing, general and administrative	25,764	25,724	26,089	43,218	46,076	32,391

Operating earnings	17,159	17,735	32,176	4,890	2,395	1,723
Loss (gain) on investments		74,338	72,602	(357)		(930)
Interest, net	19,605	21,841	21,995	747	(3,832)	(3,973)
Equity income from investments	(77,159)	(82,525)	(56,615)	(901)	(963)	(5,691)

Income (loss) before income taxes	$74,713	$4,081	$(5,806)	$5,401	$7,190	$12,317

Intersegment revenues	$(1,900)	$(2,759)	$(338)

Total identifiable assets — August 31	$696,738	$685,865	$748,989	$1,381,578	$1,171,064	$633,187

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries, primarily the National Cooperative Refinery Association (NCRA), which is in our Energy segment. All significant intercompany accounts and transactions have been eliminated.

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

Summary data for each of our segments for the fiscal years ended August 31, 2010, 2009 and 2008, is provided in Item 6 “Selected Financial Data.” Except as otherwise specified, references to years indicate our fiscal year ended August 31, 2010, or ended August 31 of the year referenced.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 45% ownership in Multigrain S.A. included in our Ag Business segment; our 50% ownership in Ventura Foods, LLC (Ventura Foods), and our 24% ownerships in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

Results of Operations

Comparison of the years ended August 31, 2010 and 2009

General.  We recorded income before income taxes of $583.8 million in fiscal 2010 compared to $503.7 million in fiscal 2009, an increase of $80.1 million (16%). These results reflected increased pretax earnings in our Ag Business and Processing segments, while our Energy segment and Corporate and Other reflected decreased pretax earnings.

Our Energy segment generated income before income taxes of $234.4 million for the year ended August 31, 2010 compared to $418.7 million in fiscal 2009. This decrease in earnings of $184.3 million (44%) is primarily from lower margins on refined fuels mostly from our NCRA and Laurel, Montana refineries. In addition, during fiscal 2009, we sold 180,000 shares of our NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in propane, lubricants, renewable fuels marketing and transportation businesses improved during fiscal 2010 compared to fiscal 2009, while our petroleum equipment operations experienced lower earnings.

Our Ag Business segment generated income before income taxes of $269.3 million for the year ended August 31, 2010 compared to $73.7 million in fiscal 2009, an increase in earnings of $195.6 million (265%). Earnings from our wholesale crop nutrients business were $124.1 million higher during fiscal 2010 compared to fiscal 2009. The market for crop nutrients products fell significantly during fiscal 2009 as declining fertilizer prices, an input to grain production, followed the declining grain prices. During the late fall of 2008, rains impeded the application of fertilizer, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter of 2009 than is typical at that time of year. Because there are no futures contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. Depreciation in fertilizer prices continued throughout fiscal 2009, which had the effect of dramatically reducing gross margins on this product. The 2009 spring fertilizer volumes also declined compared to the prior year because of inclement weather that again delayed the application season, and because producers were reluctant to buy fertilizer when the price was still in a rapid decline. To reflect our wholesale crop nutrients inventories at net realizable values, we made lower-of-cost or market adjustments during fiscal 2009 totaling approximately $92 million, of which $8.6 million remained at August 31, 2009. The price fluctuations for fiscal 2010 were far less volatile and we carried lower unhedged positions as well, which has the effect of reducing both the potential for large earnings or large losses. During fiscal 2010, we recorded a gain related to the sales of many of the southern retail facilities of Agriliance of $28.4 million. In addition, Agriliance saw improved margins during fiscal 2010, partially offset by reduced earnings from a Canadian equity investment that was sold during the second quarter of fiscal 2009. Combined agronomy equity investments resulted in a $39.9 million net increase in earnings, net of allocated internal expenses. We anticipate the repositioning of the majority of the remaining Agriliance retail operations to occur during fiscal 2011. Our grain marketing earnings decreased by $5.9 million during fiscal 2010 when compared to fiscal 2009, primarily the result of slightly higher expenses and net reduced earnings from joint ventures, partially offset by higher grain margins and volumes. Our country operations earnings increased $37.5 million, primarily as a result of improved crop nutrients and grain margins.

Our Processing segment generated income before income taxes of $74.7 million for the year ended August 31, 2010, compared to $4.1 million in fiscal 2009, an improvement in earnings of $70.6 million. During fiscal 2009, we recorded losses related to VeraSun Energy Corporation (VeraSun), net of allocated expenses, of $84.3 million. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger, and as a result of our change in ownership interest, we no longer had significant influence, and therefore no longer accounted for VeraSun, the surviving entity, using the equity method. During fiscal 2009, we reflected a $74.3 million loss on our investment in VeraSun, which declared bankruptcy in October 2008. The write-off eliminated our remaining investment in that company, as we had reflected an impairment of $71.7 million during fiscal 2008, based on the market value of the VeraSun stock on August 31, 2008. Further discussion is contained below in “(Gain) Loss on Investments.” Oilseed processing earnings increased $0.9 million during fiscal 2010 compared to fiscal 2009, primarily due to improved margins and volumes in our crushing operations, partially offset by reduced margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased $7.1 million in fiscal 2010 compared to fiscal 2009, primarily the result of improved margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, reflected a decrease of $21.7 million during fiscal 2010 compared to fiscal 2009, primarily the result of increased commodity prices for inputs, reducing margins on the products sold.

Corporate and Other generated income before income taxes of $5.4 million for the year ended August 31, 2010 compared to $7.2 million in fiscal 2009, which represents a decrease in earnings of $1.8 million (25%). This decrease in earnings is attributable to our business solutions’ insurance services, due to a soft insurance market and financial services, due to less lending activity.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2010 was $502.2 million compared to $381.4 million for the year ended August 31, 2009, which represents a $120.8 million (32%) increase.

Revenues.  Consolidated revenues of $25.3 billion for the year ended August 31, 2010 compared to $25.7 billion for the year ended August 31, 2009, which represents a $462.0 million (2%) decrease.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $8.5 billion increased by $1.1 billion (15%) during the year ended August 31, 2010 compared to fiscal 2009. During the years ended August 31, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $295.5 million and $251.6 million, respectively, which are eliminated as part of the consolidation process. The net increase in revenues of $1.1 billion is comprised of a net increase of $0.8 billion related to higher prices on refined fuels and renewable fuels marketing products, partially offset by reduced prices on propane, and $0.3 billion, primarily related to an increase in sales volume in our renewable fuels marketing and propane operations. Renewable fuels marketing revenues increased $0.5 billion (84%), mostly the result of a 79% increase in volumes, coupled with an increase in the average selling price of $0.05 per gallon (3%), when compared with fiscal 2009. Refined fuels revenues increased $0.4 billion (8%), of which $0.6 billion was related to a net average selling price increase, partially offset by $0.2 billion, which was attributable to decreased volumes, compared to fiscal 2009. The average selling price of refined fuels increased $0.25 per gallon (14%), while volumes decreased 5% when comparing fiscal 2010 with fiscal 2009. The volume decrease in refined fuels reflects an overall industry decrease. Propane revenues decreased $20.5 million (3%), of which $77.1 million was due to a lower average selling price, partially offset by an 8% increase in volumes or $56.6 million, when compared to fiscal 2009. The average selling price of propane decreased $0.12 (10%) compared to fiscal 2009. The increase in propane volumes primarily reflects increased demand including an improved crop drying season and an earlier home heating season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $15.7 billion decreased $1.5 billion (9%) during the year ended August 31, 2010 compared to fiscal 2009. Grain revenues in our Ag Business segment totaled $12.1 billion and $13.0 billion during the years ended August 31, 2010 and 2009, respectively. Of the grain revenues decrease of $0.9 billion (7%), $2.0 billion is attributable to decreased average grain selling prices, partially offset by $1.1 billion due to increased volumes during fiscal 2010 compared to fiscal 2009. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.06 per bushel (14%). The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $1.05, $0.50 and $0.10, respectively, when compared to the prices of those same grains for fiscal 2009. Volumes increased 8% during fiscal 2010 compared with fiscal 2009. Wheat, corn, durum and distillers dried grains reflected the largest volume increases, partially offset by decreased volumes of soybeans, compared to fiscal 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.6 billion and $2.0 billion during the years ended August 31, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues decrease of $474.3 million (23%), $550.2 million is attributable to decreased average fertilizer selling prices, partially offset by $75.9 million due to increased volumes during fiscal 2010 compared to fiscal 2009. The average sales price of all fertilizers sold reflected a decrease of $117 per ton (26%) compared with fiscal 2009. Volumes increased 4% during the year ended August 31, 2010 compared to fiscal 2009.

Our Ag Business segment non-grain and non-wholesale crop nutrients product revenues of $1.8 billion decreased by $68.4 million (4%) during fiscal 2010 compared to fiscal 2009, primarily due to decreased revenues of retail crop nutrients, feed and processed sunflower products, partially offset by increased prices in retail energy and seed products. Other revenues within our Ag Business segment, which primarily includes grain handling and service revenues, of $186.8 million during fiscal 2010, decreased $22.6 million (11%) when compared to fiscal 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $1.1 billion decreased $80.1 million (7%) during the year ended August 31, 2010 compared to fiscal 2009. Because our wheat milling and packaged foods operations are conducted through non-consolidated joint ventures, sales revenues reported in our Processing segment consist entirely of revenues generated in our oilseed processing operations.

Our oilseed operation net revenues decreased $80.1 million, primarily from a decrease in the average selling price of oilseed refined products, partially offset by increases in refined and processed volumes, as compared to fiscal 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $24.4 billion for the year ended August 31, 2010 compared to $24.8 billion for the year ended August 31, 2009, which represents a $452.5 million (2%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $8.1 billion increased by $1.3 billion (19%) during the year ended August 31, 2010 compared to fiscal 2009. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, the average cost of refined fuels increased $0.28 per gallon (15%), while volumes decreased by 5% compared to fiscal 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries coupled with higher average prices for the refined products that we purchased for resale compared to fiscal 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 24% compared to fiscal 2009. Renewable fuels marketing costs increased $496.0 million (84%), mostly from a 79% increase in volumes, in addition to an increase in the average cost of $0.05 per gallon (3%), when compared to fiscal 2009. The average cost of propane decreased $0.13 per gallon (11%), while volumes increased 8% compared to fiscal 2009. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season and an earlier home heating season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $15.2 billion decreased $1.7 billion (10%) during the year ended August 31, 2010 compared to fiscal 2009. Grain cost of goods sold in our Ag Business segment totaled $11.8 billion and $12.7 billion during the years ended August 31, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $0.9 billion (8%) compared to fiscal 2009. This is primarily the result of a $1.06 (15%) decrease in the average cost per bushel, partially offset by a 9% net increase in bushels purchased as compared to fiscal 2009. Wheat, corn, durum and distillers dried grains reflected the largest volume increases, partially offset by decreased volumes of soybeans, compared to fiscal 2009.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.5 billion and $2.1 billion during the years ended August 31, 2010 and 2009, respectively. Of this decrease of $0.6 billion (29%), approximately $92 million is due to the net change in the lower-of-cost or market adjustments on inventories during fiscal 2009 as compared to fiscal 2010, as previously discussed. The average cost per ton of fertilizer decreased $142 (31%), partially offset by a net volume increase of 4% when compared to fiscal 2009.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased during the year ended August 31, 2010 compared to fiscal 2009, primarily due to reduced retail fertilizer prices.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $1.0 billion, decreased $79.6 million (7%) during the year ended August 31, 2010 compared to fiscal 2009, which was primarily due to decreased costs of soybeans purchased.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $366.6 million for the year ended August 31, 2010 increased by $11.3 million (3%) compared to fiscal 2009. The net increase of $11.3 million is primarily due to expansion of foreign operations and acquisitions within our Ag Business segment, net of a $4.6 million reduction of expenses in our wholesale crop nutrient operations, also in our Ag Business segment.

(Gain) Loss on Investments.  We recognized a net gain on investments of $29.4 million for the year ended August 31, 2010, of which $28.4 million relates to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment and other gains on investments included in our Ag Business and Energy segments and Corporate and Other, of $0.4 million, $0.3 million and $0.3 million, respectively. During fiscal 2009, we recorded a net loss on investments of $56.3 million, including a $74.3 million loss on our investment in VeraSun in our Processing segment, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during fiscal 2009, included in our Ag Business segment, were net gains on investments sold of $2.3 million.

Interest, net.  Net interest of $58.3 million for the year ended August 31, 2010 decreased $12.2 million (17%) compared to fiscal 2009. Interest expense for the years ended August 31, 2010 and 2009 was $69.9 million and $85.7 million, respectively. The decrease in interest expense of $15.8 million (18%) primarily relates to the average level of short-term borrowings, which decreased $123.9 million (36%) during fiscal 2010 compared to fiscal 2009, mostly due to significantly reduced working capital needs resulting from overall lower commodity prices, in addition to reduced interest expense due to the principal payments on our long-term debt in the past 12 months. For the years ended August 31, 2010 and 2009, we capitalized interest of $6.2 million and $5.2 million, respectively, primarily related to construction projects in our Energy segment. Interest income, generated primarily from marketable securities, was $5.4 million and $10.0 million for the years ended August 31, 2010 and 2009, respectively. The net decrease in interest income of $4.6 million (46%) was mostly within Corporate and Other, which primarily relates to marketable securities with interest yields considerably lower than a year ago.

Equity Income from Investments.  Equity income from investments of $108.8 million for the year ended August 31, 2010 increased $3.0 million (3%) compared to fiscal 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business and Energy segments of $7.0 million and $1.5 million, respectively, partially offset by reduced net earnings in our Processing segment and Corporate and Other of $5.4 million and $0.1 million, respectively.

Our Ag Business segment reflected improved equity investment earnings of $7.0 million. Our share of equity investment earnings or losses in agronomy improved earnings by $11.2 million, primarily as a result of improved southern retail margins and the reduced expenses from their operations sold during fiscal 2010 and 2009, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We had a net decrease of $4.4 million from our share of equity investment earnings in our grain marketing joint ventures during fiscal 2010 compared to the previous year, which is primarily related to an international investment, partially offset by improved export margins. Our country operations and crop nutrient businesses reported an aggregate increase in equity investment earnings of $0.2 million from several small equity investments.

Our Processing segment reflected reduced equity investment earnings of $5.4 million. We recorded reduced earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $14.9 million compared to fiscal 2009. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins have returned to a more normal level. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $9.5 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to fiscal 2009.

Our Energy segment reflected improved equity investment earnings of $1.5 million related to higher margins in an equity investment held by NCRA.

Corporate and Other reflected reduced equity investment earnings of $0.1 million as compared to fiscal 2009.

Income Taxes.  Income tax expense of $48.4 million for the year ended August 31, 2010, compared with $63.3 million for fiscal 2009, resulting in effective tax rates of 8.3% and 12.6%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Noncontrolling interests of $33.2 million for the year ended August 31, 2010 decreased by $25.7 million (44%) compared to fiscal 2009. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to fiscal 2009. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the years ended August 31, 2009 and 2008

General.  We recorded income before income taxes of $503.7 million in fiscal 2009 compared to $946.7 million in fiscal 2008, a decrease of $443.0 million (47%). These results reflected decreased pretax earnings in our Ag Business segment, and Corporate and Other, while our Energy and Processing segments reflected increased pretax earnings.

Our Energy segment generated income before income taxes of $418.7 million for the year ended August 31, 2009 compared to $371.6 million in fiscal 2008. This increase in earnings of $47.1 million (13%) was primarily from higher margins on refined fuels mostly from our Laurel, Montana refinery, where during fiscal 2008 we completed a coker project along with other refinery improvements, which allowed us to extract a greater volume of high value gasoline and diesel fuel and less relatively low value asphalt. In addition, during fiscal 2009, we sold 180,000 shares of our NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in propane and petroleum equipment businesses also improved during fiscal 2009 compared to fiscal 2008, while our lubricants, transportation and renewable fuels marketing operations experienced lower earnings.

Our Ag Business segment generated income before income taxes of $73.7 million for the year ended August 31, 2009 compared to $568.7 million in fiscal 2008, a decrease in earnings of $495.0 million (87%). During fiscal 2008, we sold all of our remaining 1,610,396 shares of CF Industries Holdings, Inc. (CF) stock, a domestic fertilizer manufacturer, in which we held a minority interest, and for which we received proceeds of $108.3 million and recorded a pretax gain of $91.7 million. Earnings from our wholesale crop nutrients business were $235.8 million less for fiscal 2009 compared with fiscal 2008. The market for crop nutrients products fell significantly during fiscal 2009 as fertilizer prices, an input to grain production, followed the declining grain prices. During the late fall of 2008, rains impeded the application of fertilizer during that time period, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter than is typical at that time of year. Because there are no futures contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, an inventory long position with falling prices, creates losses. Depreciation in fertilizer prices continued throughout fiscal 2009, which had the affect of dramatically reducing gross margins on this product. The 2009 spring fertilizer volumes also declined compared to the prior year because of inclement weather that again delayed the application season, and because producers were reluctant to buy fertilizer when the price was still in a rapid decline. This situation was just the opposite during fiscal 2008, when fertilizer prices appreciated rapidly, and the market produced significantly higher margins on inventory that had been purchased at relatively low prices. To reflect our wholesale crop nutrients inventories at net realizable values, we made lower-of-cost or market adjustments during fiscal 2009 totaling approximately $92 million, of which $8.6 million remained at August 31, 2009. Reduced performance by Agriliance, partially offset by a net gain on the sale of a Canadian agronomy equity investment, resulted in a $10.6 million net decrease in earnings from these investments, net of allocated internal expenses. As previously discussed, the repositioning of the majority of the remaining Agriliance retail operations occurred during fiscal 2010 with the remaining operating locations repositioned in fiscal 2011. Our grain marketing earnings decreased by $123.0 million during fiscal 2009 when compared to fiscal 2008, primarily the result of lower grain margins and reduced earnings from joint ventures. Volatility in the grain markets created exceptional opportunities for grain margins during fiscal 2008, and reduced demand as a result of the world-wide recession lessened those opportunities during fiscal 2009. Our country operations earnings decreased $33.9 million, primarily as a result of reduced grain and crop nutrients margins.

Our Processing segment generated income before income taxes of $4.1 million for the year ended August 31, 2009, compared to a net loss of $5.8 million in fiscal 2008, an improvement in earnings of $9.9 million. Our share of losses, net of allocated internal expenses, related to US BioEnergy Corporation (US BioEnergy), an ethanol manufacturing company in which we held a minority ownership interest, increased $4.1 million for fiscal 2009 compared to fiscal 2008. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and as a result of our change in ownership interest, we no longer had significant influence, and therefore no longer accounted for VeraSun, the surviving entity, using the equity method. During fiscal 2009, we reflected a $74.3 million loss on our investment in VeraSun, which declared bankruptcy in October 2008. The write-off eliminated our remaining investment in that company, as we had reflected an impairment of $71.7 million during fiscal 2008, based on the market value of the VeraSun stock on August 31, 2008. Further discussion is contained below in “(Gain) Loss on Investments.” Oilseed processing earnings decreased $14.5 million during fiscal 2009 compared to fiscal 2008, primarily due to reduced margins and volumes in our crushing operations, partially offset by improved margins in our refining operations. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, decreased $19.0 million in fiscal 2009 compared to fiscal 2008, primarily the result of reduced margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, reflected an increase of $47.5 million during fiscal 2009 compared to fiscal 2008, primarily as the result of decreased commodity prices for inputs, improving margins on the products sold.

Corporate and Other generated income before income taxes of $7.2 million for the year ended August 31, 2009 compared to $12.3 million in fiscal 2008, which represented a decrease in earnings of $5.1 million (42%). This decrease in earnings was attributable to our business solutions’ financial and hedging services, due to less activity and our insurance services, due to a soft insurance market.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $7.4 billion decreased by $3.8 billion (34%) during the year ended August 31, 2009 compared to fiscal 2008. During the years ended August 31, 2009 and 2008, our Energy segment recorded revenues from our Ag Business segment of $251.6 million and $322.5 million, respectively, which are eliminated as part of the consolidation process. The net decrease in revenues of $3.8 billion was comprised of a net decrease of $3.2 billion related to lower prices on refined fuels, propane and renewable fuels marketing products and $0.6 billion, primarily related to a decrease in sales volume in our renewable fuels marketing operations. Refined fuels revenues decreased $3.0 billion (38%), of which $2.8 billion was related to a net average selling price decrease and $149.8 million was attributable to slightly decreased volumes, compared to fiscal 2008. The average selling price of refined fuels decreased $1.07 per gallon (36%) and volumes decreased 2% when comparing fiscal 2009 with fiscal 2008. Renewable fuels marketing revenues decreased $549.7 million (48%), mostly from a 35% decrease in volumes, coupled with a decrease in the average selling price of $0.44 per gallon (20%), when compared with fiscal 2008. The decrease in renewable fuels marketing volumes was primarily attributable to the loss of two customers. Propane revenues increased by $7.2 million (1%), of which $145.2 million related to an increase in volumes, partially offset by a decrease of $138.0 million due to a lower average selling price, when compared to fiscal 2008. Propane sales volume increased 20%, while the average selling price decreased $0.23 per gallon

(16%) compared to fiscal 2008. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season, lower prices and a longer home heating season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $17.2 billion decreased $2.5 billion (13%) during the year ended August 31, 2009 compared to fiscal 2008. Grain revenues in our Ag Business segment totaled $13.0 billion and $15.0 billion during the years ended August 31, 2009 and 2008, respectively. Of the grain revenues decrease of $2.0 billion (13%), $2.3 billion is attributable to decreased average grain selling prices, partially offset by $339.5 million due to increased volumes during fiscal 2009 compared to fiscal 2008. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.28 per bushel (15%). The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $4.55, $2.44 and $1.38, respectively, when compared to the prices of those same grains for fiscal 2008. Volumes increased 2% during fiscal 2009 compared with fiscal 2008. Soybeans reflected a fiscal 2009 fourth quarter volume rally in bushels sold and exceeded fiscal 2008, partially offset by decreased volumes of wheat, durum and barley, compared to fiscal 2008. Both price declines and relatively flat volumes were reflective of reduced demand as a result of the world-wide recession.

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

Our Processing segment revenues, after elimination of intersegment revenues, of $1.1 billion decreased $159.0 million (12%) during the year ended August 31, 2009 compared to fiscal 2008. Because our wheat milling and packaged foods operations are conducted through non-consolidated joint ventures, sales revenues reported in our Processing segment consist entirely of revenue generated in our oilseed processing operations. Our oilseed operation net revenues decreased $159.0 million, primarily from a decrease in volume, in addition to a reduction in the average selling price of oilseed products, as compared to fiscal 2008. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold of $24.8 billion for the year ended August 31, 2009 compared to $31.0 billion for the year ended August 31, 2008, which represents a $6.2 billion (20%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.9 billion decreased by $3.8 billion (36%) during the year ended August 31, 2009 compared to fiscal 2008. The decrease in cost of goods sold was primarily due to decreased per unit costs for refined fuels products. Specifically, the average cost of refined fuels decreased $1.09 per gallon (38%), while volumes slightly decreased by 2% compared to fiscal 2008. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 80,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices for the refined products that we purchased for resale compared to fiscal 2008. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 41% compared to fiscal 2008. Renewable fuels marketing costs decreased $545.4 million (48%), mostly from a 35% decrease in volumes driven by the loss of two customers, in addition to a decrease in the average cost of $0.44 per gallon (20%), when compared to fiscal 2008. The average cost of propane decreased $0.24 per gallon (16%), while volumes increased 20% compared to fiscal 2008. The increase in propane volumes primarily reflects increased demand caused by an improved crop drying season, lower prices and a more favorable home heating season.

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

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $2.1 billion and $2.5 billion during the years ended August 31, 2009 and 2008, respectively. This decrease of $408.8 million (17%) in wholesale crop nutrients cost of goods sold was partially offset by additional costs of goods sold of approximately $92 million, which was due to lower-of-cost or market adjustments on inventories. The average cost per ton of fertilizer increased $49 (12%), while net volumes decreased 25% when compared to fiscal 2008. The net volume decrease was mainly due to higher and volatile prices and inclement fall and spring weather, which made it difficult for farmers to apply fertilizers.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, increased during the year ended August 31, 2009 compared to fiscal 2008, primarily due to increased volumes sold due to acquisitions.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $1.1 billion, decreased $144.2 million (12%) during the year ended August 31, 2009 compared to fiscal 2008, which was primarily due to decreased costs of soybeans and volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $355.3 million for the year ended August 31, 2009 increased by $25.3 million (8%) compared to fiscal 2008. The net increase of $25.3 million included $7.6 million related to consolidating Cofina Financial, expansion of foreign operations within our Ag Business segment, other acquisitions and general inflation.

(Gain) Loss on Investments.  We incurred a net loss on investments of $56.3 million for the year ended August 31, 2009, compared to a net gain on investments of $29.2 million during fiscal 2008. During fiscal 2009, we recorded a $74.3 million loss on our investments in VeraSun in our Processing segment due to its bankruptcy, which was partially offset by a gain on investments in our Energy segment as we had sold 180,000 of our shares of NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during fiscal 2009, included in our Ag Business segment, were net gains on investments sold of $2.3 million.

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

Interest, net.  Net interest of $70.5 million for the year ended August 31, 2009 decreased $6.0 million (8%) compared to fiscal 2008. Interest expense for the years ended August 31, 2009 and 2008 was $85.7 million and $100.1 million, respectively. The interest expense decrease of $14.4 million (14%) was after the effect of an additional $9.3 million of interest expense resulting from the consolidation of Cofina Financial. Through August 31, 2008, we held a 49% ownership interest in Cofina Financial and accounted for our investment using the equity method of accounting. On September 1, 2008, we purchased the 51% ownership interest held by our joint venture partner. The increase in interest expense related to Cofina Financial to finance its loan portfolio was more than offset by decreases in the average short-term interest rate and short-term borrowing volume used to finance our remaining operations. The average short-term interest rate decreased 3.38% (81%) for loans excluding Cofina Financial, and the average level of short-term borrowings decreased $485.6 million (89%) during the year ended August 31, 2009 compared to fiscal 2008, mostly due to significantly reduced working capital needs resulting from lower commodity prices. For the years ended August 31, 2009 and 2008, we capitalized interest of $5.2 million and $9.8 million, respectively, primarily related to construction projects in our Energy segment. The decrease in capitalized interest reflects the completion of our Laurel, Montana coker project during fiscal 2008. Interest income, generated primarily from marketable securities, was $10.0 million and $13.9 million for the years ended August 31, 2009 and 2008, respectively. The net decrease in interest income of $3.9 million (28%) was mostly at NCRA within our Energy segment, which primarily relates to marketable securities with interest yields considerably lower than the previous year.

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

Income Taxes.  Income tax expense of $63.3 million for the year ended August 31, 2009, compared with $71.9 million for fiscal 2008, resulting in effective tax rates of 12.6% and 7.6%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2009 and 2008. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Noncontrolling interests of $59.0 million for the year ended August 31, 2009 decreased by $12.9 million (18%) compared to fiscal 2008. This net decrease was a result of less profitable operations within our majority-owned subsidiaries compared to fiscal 2008. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On August 31, 2010, we had working capital, defined as current assets less current liabilities, of $1,604.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009.

On August 31, 2010, we had two committed lines of credit. One of these lines of credit was initially a five-year $1.3 billion committed revolving facility, with no amount outstanding on August 31, 2009. In June 2010, we amended this facility and reduced the committed amount from $1.3 billion to $700 million, with the May 2011 maturity date remaining the same, and with no amount outstanding on August 31, 2010. Also in June 2010, we entered into a new five-year $900 million committed facility that expires in June 2015, which had no amount outstanding on August 31, 2010. We previously had a $300 million 364-day revolving line of credit that expired in February 2010, which had no amount outstanding on August 31, 2009. These credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. In addition to these revolving facilities, we have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolving facility. On August 31, 2010 and 2009, we had no commercial paper outstanding. Subsequent to August 31, 2010, commodity prices have appreciated and because of this, along with strong grain volumes produced by an excellent harvest, we are now utilizing our committed lines of short-term credit. We believe that we have adequate liquidity to cover any increase in net operating assets and liabilities created by commodity prices within the most probable range, as well as expected capital expenditures in the foreseeable future. We also believe that because of the low leverage ratios we currently have, we could add additional borrowing capacity in the event commodity prices appreciated still further, or our volume of business increases.

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

Cash flows provided by operating activities were $150.0 million, $1,734.8 million and $805.4 million for the years ended August 31, 2010, 2009 and 2008, respectively. The fluctuation in cash flows from operations between fiscal 2010 and 2009 was primarily from a net increase in operating assets and liabilities during fiscal 2010, compared to a net decrease in fiscal 2009. Commodity prices increased during fiscal 2010 after declining significantly during fiscal 2009. The fluctuation in cash flows from operations between fiscal 2009 and 2008 was primarily from a net decrease in operating assets and liabilities during fiscal 2009 compared to a net increase in fiscal 2008, partially offset by decreased operating earnings in fiscal 2009 compared to fiscal 2008.

Our operating activities provided net cash of $150.0 million during the year ended August 31, 2010. Net income including noncontrolling interests of $535.4 million and net non-cash expenses and cash distributions from equity investments of $199.0 million were partially offset by an increase in net operating assets and liabilities of $584.4 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $221.5 million and deferred taxes of $39.5 million which were partially offset by gains on investments of $29.4 million and income from equity investments, net of redemptions from those investments, of $19.1 million. Gains on investments were previously discussed in “Results of Operations,” and includes a $28.4 million gain recognized as a result of cash distributions received from Agriliance, primarily from the sale of many of its retail facilities. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities, and is reflected in increased inventories, hedging deposits included in other current assets and receivables, partially offset by an increase in accounts payable, accrued expenses, customer credit balances and advance payments on August 31, 2010 when compared to August 31, 2009. On August 31, 2010, the per bushel market prices of two of our three primary grain commodities, spring wheat and corn, increased by $1.75 (34%) and $0.98 (30%), respectively, while soybeans decreased by $0.92 (8%) when compared to the spot prices on August 31, 2009. In general, crude oil market prices increased $2 per barrel (3%) on August 31, 2010 when compared to August 31, 2009. In addition, on August 31, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 5% and 62%, depending on the specific products, compared to prices on August 31, 2009, with the exception of potash, which decreased approximately 20%. An increase in grain inventory quantities in our Ag Business segment of 59.7 million bushels (65%) also contributed to the increase in net operating assets and liabilities when comparing inventories at August 31, 2010 to August 31, 2009.

Our operating activities provided net cash of $1,734.8 million during the year ended August 31, 2009. Net income including noncontrolling interests of $440.4 million, net non-cash expenses and cash distributions from equity investments of $285.9 million and a decrease in net operating assets and liabilities of $1,008.5 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $221.3 million, loss on investments of $56.3 million and deferred taxes of $44.0 million, which were partially offset by income from equity investments, net of redemptions from those investments, of $25.4 million. Loss on investments was previously discussed in “Results of Operations,” and was primarily comprised of the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased inventories and receivables, partially offset by a decrease in accounts payable, accrued expenses and customer advance payments on August 31, 2009 when compared to August 31, 2008. On August 31, 2009, the per bushel market prices of our three primary grain commodities, corn, spring wheat and soybeans decreased by $2.42 (43%), $3.40 (39%) and $2.32 (17%), respectively, when compared to the spot prices on August 31, 2008. In general, crude oil market prices decreased $46 per barrel (39%) on August 31, 2009 when compared to August 31, 2008. In addition, on August 31, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 45% and 71%, depending on the specific products, compared to prices on August 31, 2008. A decrease in grain inventory quantities in our Ag Business segment of 12.4 million bushels (12%) also contributed to the decrease in net operating assets and liabilities when comparing inventories at August 31, 2009 to August 31, 2008.

Our operating activities provided net cash of $805.4 million during the year ended August 31, 2008. Net income including noncontrolling interests of $874.9 million and net non-cash expenses and cash distributions from equity investments of $157.8 million were partially offset by an increase in net operating assets and liabilities of $227.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $210.4 million and deferred taxes of $26.0 million, which were partially offset by income from equity investments, net of distributions, of $40.4 million and a pretax net gain on investments of $29.2 million. Gains on investments were previously discussed in “Results of Operations”, and were primarily comprised of the gain on the sale of all of our shares of CF common stock, partially offset by an impairment of our VeraSun investment. The increase in net operating assets and liabilities was caused primarily by increased commodity prices reflected in increased inventories, receivables, derivative assets and hedging deposits included in other current assets, partially offset by an increase in accounts payable, accrued expenses, customer advance payments and derivative liabilities on August 31, 2008 when compared to August 31, 2007. On August 31, 2008, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $2.44 (75%), $4.64 (53%) and $1.69 (24%), respectively, when compared to the spot prices on August 31, 2007. The affect of increased grain prices on our operating assets and liabilities was partially offset by a decrease in our Ag Business segment grain inventories of 44.7 million bushels (30%) when comparing inventories at August 31, 2008 to August 31, 2007. In general, crude oil market prices increased $41 per barrel (56%) on August 31, 2008 when compared to August 31, 2007. In addition, on August 31, 2008, fertilizer commodity prices affecting our country operations retail businesses reflected increases between 73% and 248%, depending on the specific products, compared to prices on August 31, 2007.

Subsequent to our fiscal year ended August 31, 2010, grain prices continued to rise due to concerns of wheat supply from the Black Sea region and an announcement from the United States Department of Agriculture that corn yields in the U.S. would likely be less than previously forecasted. Because the largest share of our grain origination is U.S. based, these conditions provide exceptional earnings opportunities, but also cause us to carry inventories (that are nearly fully hedged) and receivables of greater relative value than a year ago. This would have the effect of reducing cash flows from operations until commodity prices once again adjust back to more normal levels.

Cash Flows from Investing Activities

For the years ended August 31, 2010, 2009 and 2008, the net cash flows used in our investing activities totaled $289.6 million, $290.4 million and $663.7 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $324.3 million, $315.5 million and $318.6 million for the years ended August 31, 2010, 2009 and 2008, respectively. Included in our total acquisitions of property, plant and equipment for fiscal 2010 and 2009, were capital expenditures for an Environmental Protection Agency mandated regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. We anticipate the combined capital expenditures to reduce the current gasoline benzene levels to the regulated levels for our Laurel, Montana and NCRA refineries to be approximately $114 million, of which $43 million and $33 million were spent during the years ended August 31, 2010 and 2009, respectively. Included in our total acquisitions of property, plant and equipment for fiscal 2008 were capital expenditures for the installation of a coker unit at our Laurel, Montana refinery, along with other refinery improvements, in the amount of $132.5 million. The coker project was completed in fiscal 2008, and allows us to extract a greater volume of high value gasoline and diesel fuel from a barrel of crude oil and less relatively low value asphalt.

Expenditures for major repairs related to our refinery turnarounds were $7.6 million, $1.8 million and $21.7 million during the years ended August 31, 2010, 2009 and 2008, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment. Our Laurel refinery has scheduled shutdowns on specific units which began in late September 2010 with anticipated startup dates in early November 2010. Other areas of the refinery will continue operations. Our McPherson refinery scheduled a complete shutdown of all units for the month of October 2010, and anticipates a complete startup in early November 2010.

For the year ending August 31, 2011, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $639.1 million.

In October 2003, we and NCRA reached agreements with the EPA and the State of Montana’s Department of Environmental Quality and the State of Kansas Department of Health and Environment regarding the terms of settlements with respect to reducing air emissions at our Laurel, Montana and NCRA’s McPherson, Kansas refineries. These settlements are part of a series of similar settlements that the EPA has negotiated with major refiners under the EPA’s Petroleum Refinery Initiative. The settlements take the form of consent decrees filed with the U.S. District Court for the District of Montana (Billings Division) and the U.S. District Court for the District of Kansas. Each consent decree details potential capital improvements, supplemental environmental projects and operational changes that we and NCRA have agreed to implement at the relevant refinery over several years. The consent decrees also required us, and NCRA, to pay approximately $0.5 million in aggregate civil cash penalties. As of August 31, 2010, the aggregate capital expenditures for us and NCRA related to these settlements are complete, and totaled approximately $37 million. These settlements did not have a material adverse effect on us, or NCRA.

Investments made during the years ended August 31, 2010, 2009 and 2008, totaled $38.1 million, $120.2 million and $370.2 million, respectively.

During the year ended August 31, 2007, we invested in Multigrain AG (Multigrain) for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., headquartered in Sao Paulo, Brazil. The venture, included in our Ag Business segment, operates grain storage, export facilities and grain production and builds on our South American soybean origination. During the year ended August 31, 2008, we increased our equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and related operations. During fiscal 2009, we invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of their operations, and during the year ended August 31, 2010, we invested an additional $24.0 million. Our current ownership interest is approximately 45%.

We have opened additional international offices between July 2007 and fiscal 2010, which are included in our Ag Business segment. These include Geneva, Switzerland; Kiev, Ukraine; and Vostok, Russia for sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide. Offices in Hong Kong and Shanghai, China serve Pacific Rim customers receiving grains and oilseeds from our origination points in North and South America. The most recent grain merchandising offices were opened in fiscal 2009 and 2010, and are located in Barcelona, Spain, and Buenos Aires, Argentina, respectively.

During the year ended August 31, 2010, we invested $5.8 million in a grain procurement and merchandising joint venture in Russia, included in our Ag Business segment. Our current ownership interest is 50%.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and is included in our Processing segment. During the years ended August 31, 2009 and 2008, we made capital contributions to Ventura Foods of $35.0 million and $20.0 million, respectively.

In September 2007, Agriliance distributed its wholesale crop nutrients and crop protection assets to us and Land O’Lakes, respectively, and continued to operate its retail facilities. During the year ended August 31, 2008, we made a $13.0 million net cash payment to Land O’Lakes in order to maintain equal capital accounts in Agriliance, and Land O’Lakes paid us $8.3 million for additional assets distributed to them by Agriliance related to joint venture ownership interests. In addition, during the year ended August 31, 2008, our net contribution to Agriliance was $235.0 million, which supported their working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance. During the years ended August 31, 2010 and 2009, we received $105.0 million and $25.0 million of distributions from Agriliance as a return of capital, respectively. The distributions received during the year ended August 31, 2010, were primarily for proceeds Agriliance received from the sale of many of its retail facilities. Agriliance continues to exist as a 50-50 joint venture as the company winds down its business activity and primarily holds long-term liabilities.

Cash acquisitions of businesses, net of cash received, totaled $6.3 million, $76.4 million and $47.0 million during the years ended August 31, 2010, 2009 and 2008, respectively. During the year ended August 31, 2010, our Ag Business segment had small acquisitions totaling $6.3 million. In fiscal 2009, Cofina Financial became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million. The purchase included cash of $40.2 million, representing a $48.5 million payment net of cash received of $8.3 million, and the assumption of certain liabilities of $4.8 million. Also during fiscal 2009, our Ag Business segment had acquisitions of $36.2 million. In fiscal 2008, we purchased a soy-based food ingredients business included in our Processing segment and an energy and convenience store business included in our Energy segment. In addition, we acquired and paid for a distillers dried grain business included in our Ag Business segment during fiscal 2008 and 2007.

Various other cash acquisitions of intangible assets totaled $1.0 million, $2.4 million and $3.4 million during the years ended August 31, 2010, 2009 and 2008, respectively.

Changes in notes receivable for the year ended August 31, 2010, resulted in a net decrease in cash flows of $41.9 million. The primary cause of the net decrease in cash flows was additional Cofina Financial notes receivable from its customers in the amount of $104.8 million on August 31, 2010, compared to August 31, 2009, and was partially offset by a net increase in cash flows of $62.9 million, primarily from decreased related party notes receivable at NCRA from its minority owners. Partially offsetting our cash outlays for investing activities for the year ended August 31, 2009, were changes in notes receivable that resulted in a net increase in cash flows of $123.3 million. This net increase primarily includes an increase in cash flows of $161.2 million from Cofina Financial notes receivable from its customers, partially offset by a net decrease in cash flows of $37.9 million from additional related party notes receivable at NCRA from its minority owners and other notes. For the year ended August 31, 2008, changes in notes receivable resulted in a net decrease in cash flows of $67.1 million. During fiscal 2008, $46.0 million of the net decrease in cash flows resulted from a note receivable from Cofina Financial, prior to it becoming a wholly-owned subsidiary, and the balance was primarily from related party notes receivable at NCRA from its minority owners.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2010, 2009 and 2008, were redemptions of investments totaling $119.3 million, $39.8 million and $43.0 million, respectively. During fiscal 2010 and 2009, $105.0 million and $25.0 million of the redemptions received, respectively, were from Agriliance as a return of capital, as previously discussed. Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2009 and 2008, were proceeds from the sale of investments of $41.8 million and $122.1 million, respectively, which were previously discussed in “Results of Operations.” These proceeds were primarily from the sale of an agronomy investment and our NYMEX Holdings common stock during fiscal 2009, and the sale of our CF common stock in fiscal 2008. In addition, for the years ended August 31, 2010, 2009 and 2008, we received proceeds from the disposition of property, plant and equipment of $10.1 million, $10.8 million and $9.3 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2010, we had two committed lines of credit. One of these lines of credit was initially a five-year $1.3 billion committed revolving facility. In June 2010, we amended this facility and reduced the committed amount from $1.3 billion to $700 million, with the May 2011 maturity date remaining the same. Also in June 2010, we entered into a new five-year $900 million committed facility that expires in June 2015. We previously had a $300 million 364-day revolving line of credit that expired in February 2010. In addition to these lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2009, the line of credit dedicated to NCRA was renewed for an additional year. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit to finance their normal trade grain transactions, which are collateralized by $27.1 million of inventories and receivables as of August 31, 2010. On August 31, 2010 and 2009, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $29.8 million and $19.2 million, respectively, with interest rates ranging from 1.00% to 8.50% on August 31, 2010. Proceeds from our long-term borrowings totaling $600.0 million during the year ended August 31, 2008, were used to pay down our five-year revolving facility and are explained in further detail below.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. The commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. On August 31, 2010 and 2009, we had no commercial paper outstanding.

Cofina Financial Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $200.0 million as of August 31, 2010, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted-average interest rate of 1.82% as of August 31, 2010. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $130.0 million as of August 31, 2010. As of August 31, 2010, $55.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $75.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $90.2 million as of August 31, 2010, of which $71.4 million was borrowed under these commitments with an interest rate of 2.29%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of August 31, 2010, and are due upon demand. Borrowings under these notes totaled $85.9 million as of August 31, 2010.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On August 31, 2010, we had total long-term debt outstanding of $986.2 million, of which $150.0 million was bank financing, $818.1 million was private placement debt and $18.1 million was industrial revenue bonds and other notes and contracts payable. On August 31, 2009, we had long-term debt outstanding of $1,072.0 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $9.1 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2010. The aggregate amount of long-term debt payable as of August 31, 2010 was as follows (dollars in thousands):

2011	$112,503
2012	92,481
2013	101,189
2014	155,020
2015	154,977
Thereafter	370,071

$986,241

We did not have any new long-term borrowings during the years ended August 31, 2010 and 2009. During the year ended August 31, 2008, we borrowed $600.0 million on a long-term basis. During the years ended August 31, 2010, 2009 and 2008, we repaid long-term debt of $84.8 million, $118.9 million and $99.5 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we established a long-term credit agreement through cooperative banks, for which we paid the note in full during the year ended August 31, 2009. The amount outstanding on August 31, 2008, was $49.2 million. Repayments of $49.2 million and $26.2 million were made on this facility during the years ended August 31, 2009 and 2008, respectively.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments during the years 2008 through 2013. During each of the years ended August 31, 2010, 2009 and 2008, repayments totaled $37.5 million.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During each of the years ended August 31, 2010, 2009 and 2008, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the years ended August 31, 2010, 2009 and 2008.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million had an interest rate of 4.08% for which the entire amount was paid in full during the year ended August 31, 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018.

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

Through NCRA, we had revolving term loans that were paid in full during the year ended August 31, 2009. Repayments of $0.5 million and $2.5 million were made during the years ended August 31, 2009 and 2008, respectively.

Other Financing:

Distributions to noncontrolling interests for the years ended August 31, 2010, 2009 and 2008 were $4.9 million, $21.1 million and $63.1 million, respectively, and were primarily related to NCRA.

During the years ended August 31, 2010 and 2008, changes in checks and drafts outstanding resulted in increases in cash flows of $47.3 million and $61.1 million, respectively, and during the year ended August 31, 2009, resulted in a decrease in cash flows of $119.3 million.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage dividend. The patronage earnings from the fiscal year ended August 31, 2009, were primarily distributed during the second fiscal quarter of the year ended August 31, 2010, and totaled $438.0 million. The cash portion of this distribution, deemed by the Board of Directors to be 35% was $153.9 million. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010. During the years ended August 31, 2009 and 2008, we had patronage refunds of $648.9 million and $557.2 million, respectively, of which the cash portion was $227.6 million and $195.0 million, respectively.

Total patronage for the year ended August 31, 2010, is expected to be approximately $396.5 million. The cash portion of this distribution, determined by the Board of Directors to be 35% and to be distributed in fiscal 2011, is expected to be approximately $138.8 million and is classified as a current liability on the August 31, 2010 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2010, that will be distributed in fiscal 2011, to be approximately $67.6 million. These expected distributions are classified as a current liability on the August 31, 2010 Consolidated Balance Sheet.

For the years ended August 31, 2010, 2009 and 2008, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $23.1 million, $49.7 million and $81.8 million, respectively. An additional $36.7 million, $49.9 million and $46.4 million of capital equity certificates were redeemed in fiscal 2010, 2009 and 2008, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30, $25.90 and $25.65, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 22, 2010, January 23, 2009 and February 11, 2008, respectively.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2010, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the years ended August 31, 2010, 2009 and 2008, were $23.2 million, $20.0 million and $16.3 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We have commitments under operating leases for various refinery, manufacturing and transportation equipment, rail cars, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease term.

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income for the years ended August 31, 2010, 2009 and 2008, was $64.3 million, $61.1 million and $58.3 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2010 were as follows:

Total
(Dollars in millions)

2011	$42.8
2012	33.4
2013	24.2
2014	15.7
2015	10.9
Thereafter	17.5

Total minimum future lease payments	$144.5

Guarantees:

We are a guarantor for lines of credit and performance obligations for related companies. Our bank covenants allow maximum guarantees of $500.0 million, of which $29.4 million was outstanding on August 31, 2010. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2010.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of August 31, 2010, loans receivable of $55.0 million were accounted for as sales when they were surrendered in accordance with accounting guidance on transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

We had certain contractual obligations at August 31, 2010 which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$262,090	$262,090
Long-term debt(1)	986,241	112,503	$193,670	$309,997	$370,071
Interest payments(2)	236,747	57,479	94,903	57,825	26,540
Operating leases	144,558	42,846	57,648	26,552	17,512
Purchase obligations(3)	5,686,205	3,420,317	2,248,416	13,300	4,172
Other liabilities(4)	336,589		97,610	91,440	147,539

Total obligations	$7,652,430	$3,895,235	$2,692,247	$499,114	$565,834

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2010.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations at August 31, 2010, $1,561.5 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities include the long-term portion of deferred compensation, deferred income taxes and contractual redemptions, and are included on our Consolidated Balance Sheet. Of our total other liabilities on our Consolidated Balance Sheet at August 31, 2010, in the amount of $475.5 million, the timing of the payments of $138.9 million of such liabilities cannot be determined.

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

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair value of futures and options contracts is determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during periods of price fluctuations where contract prices are significantly different than the current market prices.

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

Deferred Tax Assets and Uncertain Tax Positions

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

We have asset retirement obligations with respect to certain of our refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain refinery and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe that our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2010, since we conduct essentially all of our business in U.S. dollars.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures regarding activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

When we enter into a commodity purchase or sales commitment, we incur risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations with the exception of some contracts included in our Energy segment. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. With the exception of some contracts included in our Energy segment, unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices. Beginning in the third quarter of fiscal 2010, certain contracts within our Energy segment were entered into for the spread between crude oil purchase price and distillate selling price, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated comprehensive loss in the equity section of our Consolidated Balance Sheet and will be included in earnings upon settlement. A loss of $2.4 million, net of taxes, was recorded in accumulated other comprehensive income for the year ended August 31, 2010, for the change in the fair value of cash flow hedges related to these derivatives. No gains or losses were recorded in our Consolidated Statement of Operations during the year ended August 31, 2010, since there were no settlements. The contracts expire in fiscal 2011, and we expect a loss of $2.4 million, net of taxes, to be included in earnings during the next 12 months.

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

INTEREST RATE RISK

We use fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During fiscal 2009, we entered into an interest rate swap with a notional amount of $150.0 million, expiring in September 2010, to lock in the variable interest rate for $150.0 million of our five-year revolving line of credit. Cofina Financial has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $16.8 million expiring at various times through fiscal 2018, with $0.2 million of the notional amount expiring during fiscal 2011 and the balance expiring during or after fiscal 2013. As of August 31, 2010, all of our interest rate swaps, including those of Cofina Financial, do not qualify for hedge accounting due to ineffectiveness caused by repayment of the borrowings or differences in underlying terms. As a result of these not qualifying for hedge accounting, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. Our weighted-average interest rate on fixed rate debt outstanding on August 31, 2010 was approximately 5.9%.

The table below provides information about our outstanding debt and derivative financial instruments that are sensitive to change in interest rates. For debt obligations, the table presents scheduled contractual principal payments and related weighted average interest rates for the fiscal years presented. For interest rate swaps, the table presents notional amounts for payments to be exchanged by expected contractual maturity dates for the fiscal years presented and interest rates noted in the table.

Expected Maturity Date

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
				(Dollars in thousands)

Liabilities
Variable rate miscellaneous short-term notes payable	$29,776						$29,776	$29,776
Average interest rate	2.2%						2.2%
Variable rate Cofina Financial short-term notes payable	$232,314						$232,314	$232,314
Average interest rate	1.8%						1.8%
Fixed rate long-term debt	$112,503	$92,481	$101,189	$155,020	$154,977	$370,071	$986,241	$1,020,927
Average interest rate	5.9%	5.9%	5.9%	5.9%	5.9%	6.0%	5.9%
Interest Rate Derivatives
Variable to fixed notes payable interest rate swap	$150,000						$150,000	$349
Average pay rate	3.00%
Average receive rate(a)	0.28%
Variable to fixed Cofina Financial notes payable interest rate swaps	$16,793	$16,560	$10,521	$9,054	$6,466	$2,662	$62,056	$878
Average pay rate(b)	range	range	range	range	range	range
Average receive rate(a)	0.28%	0.28%	0.28%	0.28%	0.28%	0.28%

(a)	One month London Interbank Offered Rate (LIBOR) at August 31, 2010

(b)	Swaps expiring in fiscal 2011 through fiscal 2018 (15 total) with a range of rates from 1.00% to 5.23%

FOREIGN CURRENCY RISK

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during fiscal 2010 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2010, we had $0.2 million in foreign currency contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by

Item 302 of Regulation S-K for each quarter during the fiscal years ended August 31, 2010 and 2009 is presented below.

	November 30,	February 28,	May 31,	August 31,
	2009	2010	2010	2010
		(Unaudited)
	(Dollars in thousands)

Revenues	$6,195,241	$5,878,493	$6,575,978	$6,618,219
Gross profit	202,661	166,725	251,978	249,157
Income before income taxes	138,109	93,120	181,478	171,128
Net income	122,535	86,159	159,495	167,208
Net income attributable to CHS Inc.	119,950	82,668	145,449	154,092

	November 30,	February 28,	May 31,	August 31,
	2008	2009	2009	2009

Revenues	$7,733,919	$5,177,069	$6,163,119	$6,655,809
Gross profit	320,507	214,977	158,268	186,263
Income before income taxes	178,338	115,618	90,798	118,924
Net income	159,407	101,597	76,572	102,798
Net income attributable to CHS Inc.	137,251	82,280	64,569	97,307

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2010, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2010, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Financial Reform Bill passed in July 2010, that permits us to provide only management’s report in this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting:

During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2010.

		Director
Name and Address	Age	Region	Since

Bruce Anderson	58	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Donald Anthony	60	8	2006
43970 Road 758 Lexington, NE 68850
Robert Bass	56	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	61	6	2009
16425 Herigstad Road NE Silverton, OR 97381

		Director
Name and Address	Age	Region	Since

Dennis Carlson	49	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	58	1	1990
2153 — 330th Street North Minneota, MN 56264-1880
Steve Fritel	55	3	2003
2851 — 77th Street NE Barton, ND 58384
Jerry Hasnedl	64	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	51	4	2006
42046 — 257th Street Alexandria, SD 57311
Randy Knecht	60	4	2001
40193 — 112th Street Houghton, SD 57449
Greg Kruger	51	5	2008
N 49494 County Road Y Eleva, WI 54738
Michael Mulcahey	62	1	2003
8109 — 360th Avenue Waseca, MN 56093
Richard Owen	56	2	1999
1591 Hawarden Road Geraldine, MT 59446
Steve Riegel	58	8	2006
12748 Ridge Road Ford, KS 67842
Daniel Schurr	45	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Michael Toelle	48	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219

The qualifications for our board of directors are listed below under “Director Elections and Voting”. In general, our directors operate large commercial agricultural enterprises requiring expertise in all areas of management, including financial oversight. They also have experience in serving on local cooperative association boards, and participate in a variety of agricultural and community organizations. Each director has completed the National Association of Corporate Directors comprehensive Director Professionalism course, and was subsequently awarded the Certificate of Director Education.

Bruce Anderson, secretary-treasurer (1995):  Chairman of the Governance Committee. Past director and vice chairman of the North Dakota Agricultural Products Utilization Commission, and past board secretary for North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Serves on North Dakota Coordinating Council for Cooperatives and advisory board for Quentin Burdick Center for Cooperatives. Served two terms in the North Dakota House of Representatives. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

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

Robert Bass, first vice chairman (1994):  Chairman of Audit Committee. Director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years and is a director for Cooperative Network. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg (2009):  Serves on Audit and Government Relations committees. Previously served on the CHS Board of Directors from 2002-2006. Chair of the East Valley Water District and former director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University, is a graduate of Texas A & M University executive program for agricultural producers and achieved accreditation from the National Association of Corporate Directors. Operates a diverse agricultural business near Silverton, Oregon, including seed crops, vegetables, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

Dennis Carlson (2001):  Chairs CHS Foundation Finance and Investment Committee and serves on Capital Committee. Former director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D., and is active in several agricultural and cooperative organizations. Operates a diverse grain and livestock operation near Mandan, N.D. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

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

Steve Fritel (2003):  Serves on Corporate Responsibility and Government Relations committees. Director for Rugby (N.D.) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board. Director of North Central Experiment Station Board of Visitors, past member of the Adult Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises small grains, corn, soybeans and sunflowers near Barton, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl, secretary-treasurer (1995):  Chairs Capital Committee and serves on Government Relations Committee. Previous chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

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

Randy Knecht, assistant secretary-treasurer (2001):  Chairs Government Relations Committee and serves on Corporate Responsibility Committee. Serves on board of Four Seasons Cooperative, Britton, S.D, and former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well as agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

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

The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2010 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Mike Toelle
Region 3 (North Dakota)	Dennis Carlson
Region 4 (South Dakota)	Randy Knecht
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin)
Bob Bass
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Steve Riegel
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Open *

*	New position created through the transfer of a directorship from Region 1 to Region 8.

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2010. Officers are appointed by the Board of Directors.

Name	Age	Position

John D. Johnson (1)	62	President and Chief Executive Officer
Jay Debertin	50	Executive Vice President and Chief Operating Officer, Processing
Patrick Kluempke	62	Executive Vice President — Corporate Administration
Thomas D. Larson (2)	62	Executive Vice President — Business Solutions
Mark Palmquist	53	Executive Vice President and Chief Operating Officer, Ag Business
John Schmitz (2)	59	Executive Vice President and Chief Financial Officer
Leon E. Westbrock (2)	63	Executive Vice President and Chief Operating Officer, Energy

(1)	We announced in a Current Report on Form 8-K filed on June 21, 2010, that Mr. Johnson is retiring effective December 31, 2010.

(2)	We announced in a Current Report on Form 8-K filed on October 6, 2010, that Mr. Larson’s and Mr. Westbrock’s retirements are effective October 29, 2010, and that Mr. Schmitz is retiring effective December 31, 2010.

John D. Johnson, President and Chief Executive Officer (CEO), began his career with the former Harvest States in 1976 as a feed consultant in the GTA Feeds Division and later became regional sales manager, director of sales and marketing, and general manager of GTA Feeds. Named group vice president of Harvest States Farm Marketing and Supply for Harvest States Cooperatives in 1992 and president and CEO of Harvest States in 1995. Selected president and general manager of CHS upon its creation in 1998 and was named president and CEO in 2000. Serves on the boards of Ventura Foods, LLC, CF Industries Holdings, Inc., National Council of Farmer Cooperatives and the Greater Twin Cities United Way. Former board member of Goldkist, Inc. Holds a degree in business administration from Black Hills State University, Spearfish, S.D.

Jay Debertin, Executive Vice President and Chief Operating Officer — Processing, joined CHS in 1984 in its energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998, and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. Named to his current position in 2005, where he is responsible for oilseed processing operations and CHS joint venture relationships in wheat milling through Horizon Milling, LLC, and in vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves on the boards of National Cooperative Refinery Association and Ventura Foods, LLC. Former board member of Horizon Milling, LLC and US BioEnergy Corporation. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

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

Thomas D. Larson, Executive Vice President — Business Solutions, began his career as a vocational agriculture teacher and later joined the former Cenex in agronomy sales. Managed a local cooperative in Hoffman, Minn., and then returned to Cenex to hold positions in marketing, planning, agronomy services and retail operation management. Was named Executive Vice President — Member and Public Affairs in 1999 and named to his current position in 2005. Responsibilities include Ag States Group; Country Hedging, Inc.; and Cofina Financial, LLC; along with business solutions consulting, communications, public and governmental affairs, and the CHS Foundation. Serves on the boards of Cofina Financial, Ag States Group, Norick and Country Hedging, Inc. Received the National FFA Organization’s Honorary American Farmer Degree in 2006. Holds a bachelor’s degree in agricultural education from South Dakota State University.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, joined the former Harvest States in 1979 as a grain buyer, then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his current responsibilities for grain, crop nutrients and country operations businesses in 2005. Serves on the board of Agriliance LLC. Former board member of Horizon Milling, LLC, InTrade/ACTI, National Cooperative Refinery Association, Schnitzer Steel Industries, Inc. and Multigrain AG. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

John Schmitz, Executive Vice President and Chief Financial Officer (CFO), joined the former Harvest States Cooperatives in 1974. Held accounting and finance positions within the Company, including division controller. Named vice president and controller in 1986 and became CFO for CHS in 1999. Serves on the boards of National Cooperative Refinery Association and Multigrain AG. Former board member of Ventura Foods, LLC and Cofina Financial, LLC. Member of the American Institute of Certified Public Accountants, the Minnesota Society of Certified Public Accountants and the National Society of Accountants for Cooperatives. Holds a bachelor’s degree in accounting from St. Cloud (Minn.) State University.

Leon E. Westbrock, Executive Vice President and Chief Operating Officer — Energy, joined the former Cenex in 1976 in merchandising, and managed local cooperatives in North Dakota and Minnesota. Returned to Cenex to hold various positions, including lubricants manager, director of retailing, and executive vice president of energy. Named to his current position in 2000. Serves as chairman of National Cooperative Refinery Association. Former board member of Agriliance LLC and Universal Cooperatives. Named 2009 Agribusiness Leader of the Year by National Agri-Marketing Association. Holds a bachelor’s degree from St. Cloud (Minn.) State University and serves on the St. Cloud State University Foundation Board of Directors.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2010, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Exchange Act: Mr. Larson was late in filing a Form 4 relating to a transaction in April 2010 and Mr. Kluempke was late in filing a Form 4 relating to a transaction in September 2010.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Dave Kastelic
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Anthony, Mr. Bass (Chairman), Mr. Bielenberg and Mr. Schurr, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2011.

Components of Executive Compensation and Benefits

Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member-owner returns by achieving specified goals. The compensation program links executive compensation directly to our annual and long-term financial performance. A significant portion of each executive’s compensation is dependent upon meeting financial goals and a smaller portion is linked to other individual performance objectives.

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

Components of Compensation

The executive compensation and benefits programs consist of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis included a combination of any of the following sources: Hay Executive Compensation Report, Hewitt Total Compensation Measurement, Mercer US Benchmark Database-Executive Positions, Towers Perrin US General Industry Executive Database and Watson Wyatt Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 389 to 2,486, with an average of 1,118. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to the company’s short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the CEO and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element

Base Salary	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation based on competitive market practice and internal equity considerations

Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provide a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives

Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on equity performance levels	• Provide a direct link between employee pay and CHS’s profitability • Encourage proper expense control and containment

Pay Element	Definition of Pay Element	Purpose of Pay Element

Long-Term Incentive Plans	Long-term performance based variable pay incentive for senior management to achieve predetermined triennial return on equity performance goals	• Provide a direct link between senior management pay and long-term strategic business objectives • Align management and member-owner interests • Encourage retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement benefits are identical to the broad-based retirement plans generally available to all full-time employees	These benefits are a part of our broad-based employee total rewards program
	The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income	These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	These benefits are a part of our broad-based employee total rewards program
Additional Benefits and Perquisites	Additional benefits and perquisites provided to certain officers, including our Named Executive Officers	These benefits are provided to remain competitive with comparable companies, retain individuals who are critical to CHS, facilitate the executives’ relationships with customers and to support their roles in the community

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

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined by competitive pay of comparable positions in the market, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The CEO is responsible for this process for the other Named Executive Officers. The Corporate Responsibility Committee is responsible for this process for the President and Chief Executive Officer. In accordance with Mr. Johnson’s contract, he received no increase in base pay for fiscal 2010. None of the other Named Executive Officers received a base salary increase in fiscal 2010.

Annual Variable Pay:

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan for our fiscal year ended August 31, 2010. Target award levels are set with reference to competitive market compensation levels and are intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program is based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components include return on equity (ROE) level for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE levels for fiscal 2010 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

For fiscal 2010, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

	CHS Company	Business Unit	Management Business	Percent of Target
Performance Level	Performance Goal	Performance Goal	Objectives	Award

Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit	Individual performance goals	200% 100% 20% 0%

The annual variable pay awards for the Named Executive Officers are calculated by applying the percent of target award to the applicable fiscal 2010 salary range midpoint for the Named Executive Officer.

The types and relative importance of specific financial and other business objectives varies among executives depending upon their positions and the particular business unit for which they are responsible. Financial objectives are given greater weight than other individual performance objectives in determining individual awards.

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

For fiscal 2010, CHS achieved an ROE of 16.2%. Annual variable pay payments for the Named Executive Officers are as follows:

John D. Johnson	$1,800,000
John Schmitz	$749,980
Leon E. Westbrock	$763,146
Mark Palmquist	$823,200
Jay Debertin	$630,000

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

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2010	Award

14.0%	$432.6 Million	5%
12.0%	$370.8 Million	4%
10.0%	$309.0 Million	3%
9.0%	$278.1 Million	2%
8.0%	$247.2 Million	1%

Effective for fiscal 2011, threshold, target and maximum ROE goals are:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2011	Award

14.0%	$467.0 Million	5%
12.0%	$400.3 Million	4%
10.0%	$333.6 Million	3%
9.0%	$300.2 Million	2%
8.0%	$266.9 Million	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encourage our Named Executive Officers to maximize long-term shareholder value, and retain key executives.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP is based on CHS ROE over three-year periods. The CHS Board of Directors approves the LTIP ROE goals.

Award opportunities are expressed as a percentage of a participant’s average salary range midpoint for the three-year performance period. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for LTIP to trigger a payout. The threshold, target and maximum ROE for fiscal 2008-2010 performance period were 8%, 10% and 14%, respectively.

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

For the fiscal year 2008-2010 performance period, CHS reached the maximum level ROE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP are as follows:

John D. Johnson	$1,800,000
John Schmitz	$736,914
Leon E. Westbrock	$814,800
Mark Palmquist	$804,860
Jay Debertin	$617,074

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

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

Non-participants are automatically enrolled in the plan at 3% contribution rate and effective each January 1st, the participant’s contribution will be automatically increased by 1%. This escalation will stop once the participant’s contribution reaches 6%. The participant may elect to cancel or change these automatic deductions at any time.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded in a rabbi trust, with a balance at August 31, 2010 of $4.5 million. No further contributions to the trust are planned. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ending August 31, 2010, all of the Named Executive Officers participated in the non-elective portion of the Deferred Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2010 of $46.3 million. No further contributions to the trust are planned.

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

Life, AD&D and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic life, optional life, accidental death and dismemberment (AD&D) and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Basic life insurance equal to one times pay will be provided at CHS expense on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels of optional life insurance at their own expense on the same basis as other eligible full-time employees.

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

Summary Compensation Table

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(5)	Compensation(1)(5)	Earnings(2)(6)	Compensation(3)(4)	Total

John D. Johnson	2010	$900,000	$3,600,000	$2,001,285	$251,423	$6,752,708
President &	2009	900,000	3,415,680	1,666,170	262,086	6,243,936
Chief Executive Officer	2008	900,000	3,557,000	1,161,571	279,193	5,897,764
John Schmitz	2010	535,700	1,486,894	438,452	115,595	2,576,641
Executive Vice President &	2009	535,700	1,394,997	362,542	118,721	2,411,960
Chief Financial Officer	2008	507,700	1,403,220	221,711	114,197	2,246,828
Leon E. Westbrock	2010	588,000	1,577,946	1,816,363	151,712	4,134,021
Executive Vice President	2009	588,000	1,588,346	1,653,176	138,083	3,967,605
	2008	570,700	1,576,074	1,106,259	135,199	3,388,232
Mark Palmquist	2010	588,000	1,637,060	568,334	129,081	2,922,475
Executive Vice President	2009	588,000	1,433,448	393,335	145,841	2,560,624
	2008	548,700	1,516,574	186,642	156,707	2,408,623
Jay Debertin	2010	450,000	1,247,074	458,099	112,656	2,267,829
Executive Vice President	2009	450,000	1,202,513	309,297	166,720	2,128,530
	2008	422,300	1,163,586	115,784	102,039	1,803,709

(1)	Amounts include CHS annual variable pay awards and long-term incentive awards.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and nonqualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in 2010: Mr. Johnson- $294,417; Mr. Schmitz- $43,836; Mr. Westbrock- $46,090; Mr. Palmquist- $32,787; and Mr. Debertin- $70,292, and above market earnings in 2009: Mr. Johnson- $350,846; Mr. Schmitz- $58,418; Mr. Westbrock- $63,714; Mr. Palmquist- $48,082; and Mr. Debertin- $83,791, and above market earnings in 2008: Mr. Johnson- $114,047; Mr. Schmitz- $9,951; Mr. Westbrock- $12,893; Mr. Palmquist- $10,502; and Mr. Debertin- $1,725.

(3)	Amounts include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions to qualified and non-qualified defined contribution plans, car allowance, spousal travel, sporting tickets, club dues/memberships and financial planning.

(4)	This column includes car allowance amounts as follows: Mr. Johnson- $25,800; and $15,120 each for Mr. Schmitz, Mr. Westbrock, Mr. Palmquist and Mr. Debertin.

(5)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $483,286 in 2010, $517,976 in 2009, and $585,890 in 2008.

(6)	The 2008 Change in Pension value is for the period July 1, 2007 to June 30, 2008. The 2009 Change in Pension Value is an annualized value based on the 14-month period from June 30, 2008 to August 31, 2009. The total change in value is annualized by multiplying by 12/14. The 2010 Change in Pension Value is for the period September 1, 2009 to August 31, 2010.

Material Terms of Named Executive Officer Employment Agreement

On August 1, 2007, CHS entered into an employment agreement with Mr. Johnson, its President and Chief Executive Officer. A copy of this agreement was previously filed and is listed as Exhibit 10.1 to this Annual Report on Form 10-K. Under the Agreement, Mr. Johnson’s employment renewed for additional one year periods unless terminated by CHS upon at least one year’s prior written notice to Mr. Johnson.

As previously announced, Mr. Johnson will be retiring from CHS on December 31, 2010. In accordance with the provisions of the CHS annual variable pay plan and the CHS three year long term incentive plan,

Mr. Johnson will receive future prorated incentive awards for the time he was employed during the terms of both plans. In accordance with his employment agreement, Mr. Johnson will be subject to a two year non-compete agreement following his retirement.

Explanation of Ratio of Salary and Bonus to Total Compensation

The structure of our executive compensation package is focused on a suitable mix of base pay, annual variable pay and long-term incentive awards in order to encourage executive officers and employees to strive to achieve goals that benefit our shareholders’ interests over the long term, and to better align our programs with general market practices.

2010 Grants of Plan-Based Awards
Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date		Threshold	Target	Maximum

John D. Johnson	9-1-09	(1)	$180,000	$900,000	$1,800,000
	9-1-09	(2)	180,000	900,000	1,800,000
John Schmitz	9-1-09	(1)	74,998	374,990	749,980
	9-1-09	(2)	74,998	374,990	749,980
Leon E. Westbrock	9-1-09	(1)	82,320	411,600	823,200
	9-1-09	(2)	82,320	411,600	823,200
Mark Palmquist	9-1-09	(1)	82,320	411,600	823,200
	9-1-09	(2)	82,320	411,600	823,200
Jay Debertin	9-1-09	(1)	63,000	315,000	630,000
	9-1-09	(2)	63,000	315,000	630,000

(1)	Represents range of possible awards under our 2010 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2010 is presented in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)	Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2010-2012 performance period. Goals are based on achieving a three-year ROE of 8%, 10% and 14%. Awards are earned over a three-year period and vest over an additional 28-month period.

Grants Based Award Table Material Terms of Awards Disclosed in Table

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis.

Pension Benefits Table

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefits	Fiscal Year

John D. Johnson(1)	CHS Inc. Pension Plan	33.8333	$753,441	$0
	SERP	33.8333	5,588,846	0
	Special SERP	33.8333	3,640,873	0
John Schmitz(1)	CHS Inc. Pension Plan	35.9167	707,391	0
	SERP	35.9167	1,402,370	0
Leon E. Westbrock(1)	CHS Inc. Pension Plan	29.1667	825,709	0
	SERP	29.1667	8,644,927	0
Mark Palmquist	CHS Inc. Pension Plan	31.0000	625,870	0
	SERP	31.0000	1,591,044	0
Jay Debertin	CHS Inc. Pension Plan	26.2500	477,843	0
	SERP	26.2500	830,726	0

(1)	An executive is eligible for early retirement in both the CHS Inc. Pension Plan and the Supplemental Executive Retirement Plan.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the CHS Inc. Pension Plan and CHS Inc. SERP. It also includes the accrued benefit of Mr. Johnson’s Special SERP.

For a discussion of the material terms and conditions of the Pension Plan, the SERP and the Special SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 to this Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

•	Discount rate of 4.50%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•	Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 62 for Mr. Westbrock and age 65 for all others). The early retirement benefits under the CENEX formula and the Farmer’s Union Central Exchange, Inc. formula are both currently described under the Pension Benefits Table. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance. Early retirement is not defined under the Special SERP; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment and payments under the grandfather formula of the Pension Plan assume a single-life annuity. SERP benefits are payable as a lump sum.

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

2010 Nonqualified Deferred Compensation Table

	Executive	Registrant		Aggregate	Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings (Loss)	Withdrawals/	at Last Fiscal Year
Name	Last Fiscal Year(3)	Last Fiscal Year(1)	in Last Fiscal Year(4)	Distributions	End (1),(2)

John D. Johnson	$0	$2,600,553	$1,026,895	$2,305,216	$19,334,473
John Schmitz	0	797,824	251,294	0	4,523,625
Leon E. Westbrock	0	893,212	264,414	0	4,775,071
Mark Palmquist	0	863,113	179,115	839,824	2,978,757
Jay Debertin	483,286	665,870	389,668	0	6,614,273

(1)	Deferrals under the Deferred Compensation Plan are made by the Named Executive Officer. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, 401(k) match plus Mr. Johnson’s Special SERP.

(2)	Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include roll-overs, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. Named Executive Officers may change their investment election daily with a maximum of 12 changes per year. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)	The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer.

Post Employment

The Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service with a 12-month cap. The CEO is the only Named Executive Officer with an employment agreement which was for a one-year term, and provides for a one-year notice in the case employment is terminated without just cause. His severance package follows the same broad-based severance plan as other employees including the other Named Executive Officers. In accordance with their years of service and current base pay levels, the Named Executive Officers severance pay would be as follows:

John D. Johnson	$900,000
John Schmitz	$535,700
Leon E. Westbrock	$588,000
Mark Palmquist	$588,000
Jay Debertin	$450,000

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

As previously disclosed, in addition to Mr. Johnson, two other Named Executive Officers will be retiring in 2011. Leon Westbrock will be retiring on October 29, 2010 and John Schmitz will be retiring on December 31, 2010. As with Mr. Johnson, in accordance with the provisions of the CHS annual variable pay plan and the CHS three year long term incentive plan, both Mr. Westbrock and Mr. Schmitz will receive future pro-rated incentive awards for the time they were employed during the terms of both plans.

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2010. Through August 31, 2010, each director was provided annual compensation of $54,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on meetings other than regular board meetings and the CHS Annual Meeting. Effective September 1, 2006, the number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

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

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2010 of $6.2 million. The Board of Director’s intent is to fully fund benefits through the rabbi trust.

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

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election. Directors are eligible to participate in the Deferred Compensation Plan which allows Directors to voluntarily defer receipt of up to 100% of their board fees. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year, the following Directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Bass, Mr. Hasnedl, Mr. Mulcahey and Mr. Toelle.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2010 of $46.2 million. This amount includes both director and executive accounts. No further contributions to the trust are planned. Except for the $46.2 million, both non-elective and voluntary deferrals under the Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the Internal Revenue Code.

Director Compensation Table

		Change in Pension Value
		and Nonqualified
	Fees Earned or	Deferred Compensation	All Other
Name(1)	Paid in Cash(4)	Earnings(2)	Compensation(3)	Total

Bruce Anderson	$64,500	$106,051	$11,206	$181,757
Donald Anthony	61,200	47,275	11,206	119,681
Robert Bass	71,700	91,567	12,042	175,309
David Bielenberg	46,200	34,096	7,762	88,058
Dennis Carlson(5)	66,300	42,972	12,004	121,276
Curt Eischens	60,900	82,301	12,590	155,791
Steven Fritel	67,200	58,899	14,479	140,578
Jerry Hasnedl(5)	70,800	21,950	11,206	103,956
David Kayser	60,750	38,078	19,226	118,054
James Kile	23,300	41,220	17,300	81,820
Randy Knecht	68,550	73,101	11,206	152,857
Greg Kruger	66,300	22,577	250	89,127
Michael Mulcahey	62,400	47,824	11,206	121,430
Richard Owen	68,700	81,353	12,470	162,523
Steve Riegel	67,800	45,933	12,221	125,954
Daniel Schurr	60,900	31,746	19,789	112,435
Duane Stenzel(5)	19,200		9,966	29,166
Michael Toelle	81,000	80,613	19,226	180,839

(1)	Change in board membership includes: Mr. Kile retired from the Board effective December 3, 2009, and Mr. Bielenberg was elected to the Board, effective December 4, 2009. Mr. Stenzel passed away December 12, 2009, and his vacant position has transferred from Region 1 to Region 8.

(2)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity — see above), discount rate and mortality factor used to calculate the benefit due.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Mr. Bass, $443; Mr. Toelle, $118; Mr. Fritel, $52; Mr. Hasnedl, $172; Mr. Knecht, $116; and Mr. Mulcahey, $29.

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

— Health care premiums paid for directors include: Mr. Anderson, $10,956; Mr. Anthony, $10,956; Mr. Bass, $11,792; Mr. Bielenberg, $7,512; Mr. Carlson, $10,956; Mr. Eischens, $12,340; Mr. Fritel, $13,632; Mr. Hasnedl, $10,956; Mr. Kayser, $18,976; Mr. Kile, $15,396; Mr. Knecht, $10,956; Mr. Mulcahey, $10,956; Mr. Owen, $10,956; Mr. Riegel, $10,956; Mr. Schurr, $18,976; Mr. Stenzel, $9,716; and Mr. Toelle, $18,976;

(4)	Of this amount, the following directors defer the succeeding amounts to the Deferred Compensation Plan: Mr. Bass, $3,200; Mr. Hasnedl, $6,000; Mr. Mulcahey, $6,000; and Mr. Toelle, $6,000.

(5)	Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director’s retirement plan. All other directors will receive a monthly annuity upon retirement.

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

Respectfully submitted,

Curt Eischens — Chairman
Greg Kruger
Steven Fritel

Disclosure for Item 402(s) of Regulation S-K.

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. Because we concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us, we did not include any disclosure in response to Item 402(s) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2010 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class(1)

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	520 shares	(2)	*
	Bruce Anderson	351 shares		*
	Donald Anthony	100 shares		*
	Robert Bass	120 shares		*
	David Bielenberg	9,130 shares		*
	Dennis Carlson	710 shares	(2)	*
	Curt Eischens	120 shares		*
	Steve Fritel	1,655 shares		*
	Jerry Hasnedl	975 shares		*
	David Kayser	0 shares		*
	Randy Knecht	863 shares	(2)	*
	Gregory Kruger	0 shares		*
	Michael Mulcahey	100 shares		*
	Richard Owen	240 shares		*
	Steve Riegel	210 shares		*
	Daniel Schurr	0 shares		*
Named Executive Officers:
	John D. Johnson	7,220 shares	(2)	*
	Jay Debertin	1,200 shares	(2)	*
	Patrick Kluempke	2,800 shares		*
	Thomas D. Larson	1,813 shares	(2)	*
	Mark Palmquist	283 shares		*
	John Schmitz	1,400 shares	(2)	*
	Leon E. Westbrock	3,000 shares		*

	Directors and executive officers as a group	32,810 shares		*

(1)	As of August 31, 2010, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2010, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

	Product Sales	Patronage
Name	and Purchases	Dividends

Bruce Anderson	$221,003	$10,407
Donald Anthony	200,032
Curt Eischens	703,315	15,549
Steve Fritel	264,648	6,682
Jerry Hasnedl	883,145	24,044
David Kayser	1,085,868	8,149
Michael Mulcahey	227,403	3,388
Michael Toelle	1,101,382	72,159

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

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ Global Select Market:

Bruce Anderson	Donald Anthony
Robert Bass	David Bielenberg
Dennis Carlson	Steve Fritel
Jerry Hasnedl	David Kayser
Greg Kruger	Randy Knecht
Richard Owen	Michael Mulcahey
Daniel Schurr	Steve Riegel
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

Independence of CEO and Board Chairman Positions

Our Bylaws prohibit any employee of CHS from serving on the Board of Directors. Accordingly, our Chief Executive Officer may not serve as Chairman of the Board or in any Board capacity. We believe that this leadership structure creates independence between the Board and management and is an important check and balance in the governance of CHS.

Board of Directors Role in Risk Oversight

Our management and Board of Directors have jointly developed and documented a Risk Identification and Assessment analysis for CHS. The assessment identifies and analyzes eighteen broad categories of risk exposure. The assessment also identifies methods for managing or mitigating the risks reflected in the assessment. Each risk area is reviewed periodically by management with the Board of Directors and/or a committee of the Board, on an annual, semi-annual, quarterly or monthly basis, as appropriate for the particular risk identified. The review includes an analysis by the Board of Directors and management of the continued applicability of the risk, our performance in mitigating the risk and possible additional risks which should be included in the assessment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the fiscal years ended August 31, 2010 and 2009:

	(Dollars in
	thousands)
Description of Fees	2010	2009

Audit Fees(1)	$2,357	$1,609
Audit — Related Fees(2)	102	90
Tax Fees(3)	24	24
All Other Fees	—	—

Total	$2,483	$1,723

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for preapproval of certain permissible non-audit services, all to ensure auditor independence.

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

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Charged to	Write-offs, net	End
	of Year	and Expenses	Other Accounts	of Recoveries	of Year
		(Dollars in thousands)

Allowances for Doubtful Accounts
2010	$99,025	$6,688		$(6,178)	$99,535
2009	73,651	32,019		(6,645)	99,025
2008	62,960	20,691		(10,000)	73,651

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 10, 2010 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 10, 2010

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

3	.1A	Amended Article III, Section 3(b) of Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed May 5, 2010).

3.2		Bylaws of CHS Inc. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).

4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).

4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).

4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).

4.4		Unanimous Written consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).

10.1		Amended and Restated Employment Agreement between John D. Johnson and CHS Inc., effective as of August 1, 2007 (Incorporated by reference to our Current Report on Form 8-K filed August 10, 2007).

10.2		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).

10	.2A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006).

10.3		CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010).

10.4		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).

10.5		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000).

10.6		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.6A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001).

10	.6B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.6C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.6D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10.7		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10.8		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10	.8A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004).

10.9		CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010).

10.10		Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010).

10.11		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10	.11A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).

10.12		2006 Second Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 1010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.13		2010 Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.14		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10	.14A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10.15		Note purchase and Private Shelf Agreement dated as of January 10, 2001 between Cenex Harvest States Cooperatives and The Prudential Insurance Company of America. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).

10	.15A	Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of March 2, 2001. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2001, filed April 10, 2001).

10.16		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).

10.17		2003 Amended and Restated Credit Agreement ($15 million, 2 Year Facility) dated December 16, 2003 between CoBank, ACB, U.S. AgBank, FCB and the National Cooperative Refinery Association, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2004, filed April 7, 2004).

10	.17A	First Amendment to the 2003 Amended and Restated Credit Agreement between the National Cooperative Refinery Association and the Syndication Parties. (Incorporated by reference to our Current Report on Form 8-K filed December 20, 2005).

10	.17B	Third Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10	.17C	Fifth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10	.17D	Sixth Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).

10	.17E	Seventh Amendment to 2003 Amended and Restated Credit Agreement between National Cooperative Refinery Association and the Syndication Parties (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2009, filed January 11, 2010).

10.18		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10	.18A	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).

10	.18B	Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).

10.19		Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).

10.20		Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-121161), filed December 10, 2004).

10	.20A	First Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).

10	.20B	Second Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008).

10	.20C	Third Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10	.20D	Fourth Amendment to CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).

10.21		New Plan Participants 2008 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009).

10.22		Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009).

10.23		Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005).

10.24		CHS Inc. Deferred Compensation Plan Appendix B to Prospectus dated October 28, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009).

10.25		New Plan Participants (Board of Directors) 2009 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009).

10.26		City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.27		Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.28		Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.29		Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.30		Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.31		Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.32		Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).

10.33		Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 20, 2007).

10.34		$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10	.34A	First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10	.34B	Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.35		$75 Million Uncommitted Demand Facility by and between CHS Europe S.A. and Fortis Bank (Nederland) N.V. dated April 18, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.36		$60 Million Uncommitted Trade Finance Facility by and between CHS Europe S.A. and Societe Generale dated June 6, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.37		$70 Million Uncommitted Transactional Facility by and between CHS Europe S.A. and BNP Paribas dated July 17, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).

10.38		$50 Million Private Shelf Agreement by and between CHS Inc. and John Hancock Life Insurance Company dated as of August 11, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).

10.39		Base Indenture dated August 10, 2005 between Cofina Funding, LLC as Issuer and U.S. Bank National Association as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.40		Amendment No. 1 to Base Indenture dated as of November 18, 2005 by and among Cofina Funding, LLC (the “Issuer”), Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.41		Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Isley Bank (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.42		Purchase and Sale Agreement dated as of August 10, 2005 between Cofina Funding, LLC, as Purchaser and Cofina Financial, LLC, as Seller (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.43		Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer; U.S. Bank National Association, as Trustee; and U.S. Bank National Association, as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.44		Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Cofina Financial, LLC, as Servicer; and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.45	Omnibus Amendment and Agreement dated as of August 30, 2005 by and among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Cenex Finance Association, Inc. (the “Guarantor”), Bank Hapoalim B.M. (the “Funding Agent”) and U.S. Bank National Association, as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.46	Series 2005-A Supplement dated as of August 10, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.47	Note Purchase Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Bank Hapoalim B.M. as Funding Agent; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.48	Series 2005-B Supplement dated as of November 18, 2005 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.49	Note Purchase Agreement dated as of November 18, 2005 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.50	First Amendment to Note Purchase Agreement dated as of November 6, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M., as Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.51	Omnibus Amendment and Agreement dated as of May 11, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.52	Omnibus Amendment and Agreement No. 2 dated as of October 1, 2007 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.53	Omnibus Amendment and Agreement No. 3 dated as of May 16, 2008 among Cofina Funding, LLC (the “Issuer”); Cofina Financial, LLC (the “Servicer”), Bank Hapoalim B.M. (the “Funding Agent”); Venus Funding Corporation (the “Conduit Purchaser”) and U.S. Bank National Association as Trustee and as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.54	Series 2006-A Supplement dated as of February 21, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.55	Note Purchase Agreement dated as of February 21, 2006 among Cofina Funding, LLC, as Issuer; Venus Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.56	First Amendment to Note Purchase Agreement dated as of February 20, 2007 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.57	Second Amendment to Note Purchase Agreement dated as of February 19, 2008 among Cofina Funding, LLC (the “Issuer”); Venus Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.58	Series 2006-B Supplement dated as of May 16, 2006 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.59	Note Purchase Agreement dated as of May 16, 2006 among Cofina Funding, LLC, as Issuer; Voyager Funding Corporation, as the Conduit Purchaser; Bank Hapoalim, B.M., as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.60	First Amendment to Note Purchase Agreement dated as of May 15, 2007 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.61	Second Amendment to Note Purchase Agreement dated as of May 13, 2008 among Cofina Funding, LLC (the “Issuer”); Voyager Funding Corporation (the “Conduit Purchaser”); Bank Hapoalim, B.M. (the “Funding Agent”); and the Committed Purchasers party thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.62	Series 2008-A Supplement dated as of November 21, 2008 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.63	Note Purchase Agreement dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer; Victory Receivables Corporation, as the Conduit Purchaser; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.64	Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10.65	Amendment No. 2 to Note Purchase Agreement (Series 2008-A) dated November 20, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-163608), filed December 9, 2009).

10.66	Amended and Restated Loan Origination and Participation Agreement dated as of October 31, 2006 by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.67	Amendment dated December 11, 2006 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.68	Amendment dated January 5, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.69	Amendment dated December 12, 2007 to Amended and Restated Loan Origination and Participation Agreement by and among AgStar Financial Services, PCA d/b/a ProPartners Financial; CHS Inc.; and Cofina Financial, LLC (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

21.1	Subsidiaries of the Registrant.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

24.1	Power of Attorney.(*)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(*)	Filed herewith.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

CHS INC.

By:	/s/ John D. Johnson
John D. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2010:

Signature	Title

/s/ John D. Johnson John D. Johnson	President and Chief Executive Officer (principal executive officer)

/s/ John Schmitz John Schmitz	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Jodell Heller Jodell Heller	Vice President and Controller (principal accounting officer)

Michael Toelle*	Chairman of the Board of Directors

Bruce Anderson*	Director

Don Anthony*	Director

Robert Bass*	Director

David Bielenberg*	Director

Dennis Carlson*	Director

Curt Eischens*	Director

Steve Fritel*	Director

Signature		Title

Jerry Hasnedl*		Director

David Kayser*		Director

Randy Knecht*		Director

Greg Kruger*		Director

Michael Mulcahey*		Director

Richard Owen*		Director

Steve Riegel*		Director

Dan Schurr*		Director

*By	/s/ John D. Johnson John D. Johnson Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, CHS Inc. changed the manner in which it accounts for noncontrolling interests effective September 1, 2009.

November 10, 2010
Minneapolis, Minnesota

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2010	2009
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$394,663	$772,599
Receivables	1,908,068	1,827,749
Inventories	1,961,376	1,526,280
Derivative assets	246,621	171,340
Other current assets	805,741	447,655

Total current assets	5,316,469	4,745,623
Investments	719,392	727,925
Property, plant and equipment	2,253,071	2,099,325
Other assets	377,196	296,972

Total assets	$8,666,128	$7,869,845

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$262,090	$246,872
Current portion of long-term debt	112,503	83,492
Customer credit balances	423,571	274,343
Customer advance payments	435,224	320,688
Checks and drafts outstanding	134,250	86,845
Accounts payable	1,472,145	1,289,139
Derivative liabilities	286,018	306,116
Accrued expenses	376,239	308,720
Dividends and equities payable	210,435	203,056

Total current liabilities	3,712,475	3,119,271
Long-term debt	873,738	988,461
Other liabilities	475,464	428,949
Commitments and contingencies
Equities:
Equity certificates	2,401,514	2,214,824
Preferred stock	319,368	282,694
Accumulated other comprehensive loss	(205,267)	(156,270)
Capital reserves	820,049	749,054

Total CHS Inc. equities	3,335,664	3,090,302
Noncontrolling interests	268,787	242,862

Total equities	3,604,451	3,333,164

Total liabilities and equities	$8,666,128	$7,869,845

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2010	2009	2008
	(Dollars in thousands)

Revenues	$25,267,931	$25,729,916	$32,167,461
Cost of goods sold	24,397,410	24,849,901	30,993,899

Gross profit	870,521	880,015	1,173,562
Marketing, general and administrative	366,582	355,299	329,965

Operating earnings	503,939	524,716	843,597
(Gain) loss on investments	(29,433)	56,305	(29,193)
Interest, net	58,324	70,487	76,460
Equity income from investments	(108,787)	(105,754)	(150,413)

Income before income taxes	583,835	503,678	946,743
Income taxes	48,438	63,304	71,861

Net income	535,397	440,374	874,882
Net income attributable to noncontrolling interests	33,238	58,967	71,837

Net income attributable to CHS Inc.	$502,159	$381,407	$803,045

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2010, 2009 and 2008
	Equity Certificates				Accumulated
	Capital	Nonpatronage			Other
	Equity	Equity	Patronage	Preferred	Comprehensive	Capital	Noncontrolling	Total
	Certificates	Certificates	Refunds	Stock	Income (Loss)	Reserves	Interests	Equities
	(Dollars in thousands)

Balances, September 1, 2007	$1,265,051	$26,646	$357,500	$186,411	$13,036	$626,811	$197,386	$2,672,841
Dividends and equity retirement determination	179,381		192,500			2,413		374,294
Patronage distribution	362,206		(550,000)			(7,210)		(195,004)
Equities retired	(81,295)	(500)						(81,795)
Capital equity certificates exchanged for preferred stock	(46,364)			46,364		(135)		(135)
Equities issued	4,680							4,680
Preferred stock dividends						(16,288)		(16,288)
Distributions to noncontrolling interests							(63,123)	(63,123)
Changes in dividends and equities payable							6,080	6,080
Other, net	(2,057)	(804)				412	(4,395)	(6,844)
Comprehensive income:
Net income			652,000			151,045	71,837	874,882
Other comprehensive loss					(81,078)		(2,053)	(83,131)

Total comprehensive income								791,751

Dividends and equities payable	(93,823)		(228,200)			(3,016)		(325,039)

Balances, August 31, 2008	1,587,779	25,342	423,800	232,775	(68,042)	754,032	205,732	3,161,418
Dividends and equity retirement determination	93,823		228,200			3,016		325,039
Patronage distribution	421,289		(652,000)			3,101		(227,610)
Equities retired	(49,291)	(361)						(49,652)
Capital equity certificates exchanged for preferred stock	(49,944)			49,944		(130)		(130)
Equities issued	19,594							19,594
Preferred stock dividends						(20,024)		(20,024)
Distributions to noncontrolling interests							(21,139)	(21,139)
Changes in dividends and equities payable							2,747	2,747
Adoption of retirement plan measurement date change						(2,603)		(2,603)
Other, net	(324)	(186)		(25)		414	2,960	2,839
Comprehensive income:
Net (loss) income	(60,000)		426,500			14,907	58,967	440,374
Other comprehensive loss					(88,228)		(6,405)	(94,633)

Total comprehensive income								345,741

Dividends and equities payable	(50,122)		(149,275)			(3,659)		(203,056)

Balances, August 31, 2009	1,912,804	24,795	277,225	282,694	(156,270)	749,054	242,862	3,333,164
Dividends and equity retirement determination	50,122		149,275			3,659		203,056
Patronage distribution	284,128		(426,500)			(11,522)		(153,894)
Equities retired	(22,732)	(403)						(23,135)
Capital equity certificates exchanged for preferred stock	(36,674)			36,674		(142)		(142)
Equities issued	616							616
Preferred stock dividends						(23,248)		(23,248)
Distributions to noncontrolling interests							(4,870)	(4,870)
Changes in dividends and equities payable							(1,743)	(1,743)
Other, net	(1,479)	181				680	2,025	1,407
Comprehensive income:
Net income			396,500			105,659	33,238	535,397
Other comprehensive loss					(48,997)		(2,725)	(51,722)

Total comprehensive income								483,675

Dividends and equities payable	(67,569)		(138,775)			(4,091)		(210,435)

Balances, August 31, 2010	$2,119,216	$24,573	$257,725	$319,368	$(205,267)	$820,049	$268,787	$3,604,451

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income including noncontrolling interests	$535,397	$440,374	$874,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,922	196,350	181,263
Amortization of deferred major repair costs	18,532	24,999	29,146
Income from equity investments	(108,787)	(105,754)	(150,413)
Distributions from equity investments	89,689	80,403	110,013
Noncash patronage dividends received	(9,918)	(9,717)	(4,083)
Gain on sale of property, plant and equipment	(5,094)	(3,176)	(5,668)
(Gain) loss on investments	(29,433)	56,305	(29,193)
Deferred taxes	39,507	43,976	26,011
Other, net	1,597	2,466	719
Changes in operating assets and liabilities:
Receivables	(123,630)	692,540	(832,146)
Inventories	(426,328)	895,882	(517,515)
Derivative assets	(73,597)	198,163	(122,421)
Other current assets and other assets	(355,848)	186,217	(98,625)
Customer credit balances	149,228	47,946	113,501
Customer advance payments	114,032	(328,854)	275,386
Accounts payable and accrued expenses	221,776	(664,160)	827,997
Derivative liabilities	(25,740)	32,525	96,382
Other liabilities	(64,344)	(51,708)	30,152

Net cash provided by operating activities	149,961	1,734,777	805,388

Cash flows from investing activities:
Acquisition of property, plant and equipment	(324,262)	(315,505)	(318,559)
Proceeds from disposition of property, plant and equipment	10,139	10,769	9,336
Expenditures for major repairs	(7,554)	(1,771)	(21,662)
Investments	(38,062)	(120,181)	(370,248)
Investments redeemed	119,331	39,787	43,046
Proceeds from sale of investments		41,822	122,075
Joint venture distribution transaction, net		850	(4,737)
Changes in notes receivable	(41,925)	123,307	(67,119)
Business acquisitions	(6,307)	(76,364)	(47,001)
Acquisition of intangibles	(1,014)	(2,431)	(3,399)
Other investing activities, net	65	9,273	(5,469)

Net cash used in investing activities	(289,589)	(290,444)	(663,737)

Cash flows from financing activities:
Changes in notes payable	15,217	(251,225)	(565,022)
Long-term debt borrowings			600,000
Principal payments on long-term debt	(84,792)	(118,864)	(99,479)
Payments for bank fees on debt	(10,296)	(1,584)	(3,486)
Changes in checks and drafts outstanding	47,280	(119,301)	61,110
Distributions to noncontrolling interests	(4,870)	(21,139)	(63,123)
Preferred stock dividends paid	(23,248)	(20,024)	(16,288)
Retirements of equities	(23,135)	(49,652)	(81,795)
Cash patronage dividends paid	(153,894)	(227,610)	(195,004)
Other financing activities, net	952	370	(110)

Net cash used in financing activities	(236,786)	(809,029)	(363,197)

Effect of exchange rate changes on cash and cash equivalents	(1,522)	755	374

Net (decrease) increase in cash and cash equivalents	(377,936)	636,059	(221,172)
Cash and cash equivalents at beginning of period	772,599	136,540	357,712

Cash and cash equivalents at end of period	$394,663	$772,599	$136,540

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Basis of Presentation and Reclassifications

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in the Energy segment. The effects of all significant intercompany transactions have been eliminated.

The Company had various acquisitions during the three years ended August 31, 2010, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 860-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51.” ASC 860-10-65-1 establishes accounting and reporting standards that require the following: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, to be accounted for consistently.

The Company adopted ASC 860-10-65-1 at the beginning of fiscal 2010. In accordance with the accounting guidance, in order to conform to the current period presentation, the Company made reclassifications within its Consolidated Statements of Operations to present the income attributable to noncontrolling interests as a reconciling item between net income and net income attributable to CHS Inc. Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on the Consolidated Balance Sheets. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.

Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

Inventories

Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by the Company through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the cost of products and freight incurred to place the products at the Company’s points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments and Hedging Activities

The Company’s derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of some derivative instruments included in the Energy segment. Derivative instruments are recorded on the Company’s Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

Beginning in the third quarter of fiscal 2010, certain financial contracts within the Energy segment were entered into for the spread between heavy and light crude oil purchase prices, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts are deferred to accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet and will be included in earnings upon settlement.

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

As of August 31, 2010 and 2009, the Company had the following outstanding contracts:

	2010		2009
	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	747,334	1,039,363	591,639	715,914
Energy products — barrels	8,633	10,156	8,879	12,456
Crop nutrients — tons	1,257	1,215	933	1,016
Ocean and barge freight — metric tons	1,385	279	3,493	3,316

As of August 31, 2010 and 2009, the gross fair values of the Company’s derivative assets and liabilities not designated as hedging instruments were as follows:

	2010	2009
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$461,580	$296,416

Derivative Liabilities:
Commodity and freight derivatives	$495,569	$426,281
Foreign exchange derivatives	222
Interest rate derivatives	1,227	4,911

	$497,018	$431,192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2010, the gross fair values of the Company’s derivative liabilities designated as cash flow hedging instruments were as follows:

2010
(Dollars in thousands)

Derivative Liabilities:
Commodity and freight derivatives	$3,959

The following table sets forth the pretax gains (losses) on derivatives as hedging instruments that have been included in the Company’s Consolidated Statements of Operation during fiscal 2010. The amended disclosure requirements of ASC Topic 815 were first implemented for the period ended February 28, 2009, and as a result, comparative year-to-date information is not available for fiscal year 2009 or 2008.

	Location of
	Gain (Loss)	2010
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$95,876
Foreign exchange derivatives	Cost of goods sold	(675)
Interest rate derivatives	Interest, net	(430)

		$94,771

No gains or losses were recorded in the Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the year ended August 31, 2010, since there were no settlements. The contracts were entered into during fiscal 2010 and expire in fiscal 2011, with a $2.4 million loss, net of taxes, expected to be included in earnings during the next 12 months. As of August 31, 2010, the unrealized losses deferred to accumulated other comprehensive loss were $2.4 million, net of tax benefit of $1.5 million.

Commodity and Freight Contracts:

When the Company enters into a commodity or freight purchase or sales commitment, it incurs risks related to price change and performance (including delivery, quality, quantity and shipment period). The Company is exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. The Company is also exposed to risk of loss on fixed or partially fixed price sales contracts in the event market prices increase.

The Company’s commodity contracts primarily relate to grain, oilseed, energy and fertilizer commodities. The Company’s freight contracts primarily relate to rail, barge and ocean freight transactions. The Company’s use of commodity and freight contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits it has established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The Company also uses OTC instruments to hedge its exposure on flat price fluctuations. The price risk the Company encounters for crude oil and most of the grain and oilseed volumes it handles can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. The Company expects all normal purchase and normal sales transactions to result in physical settlement.

When a futures contract is entered into, an initial margin deposit must be sent to the applicable exchange or broker. These margin deposits are included in other current assets in the Company’s Consolidated Balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to primarily maintain hedged positions in grain and oilseed. The Company’s profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and computerized procedures in the Company’s grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by the Company’s senior management if operating areas are outside of position limits. A similar process is used in the Company’s energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with the Company’s management and the Board of Directors. The Company monitors current market conditions and may expand or reduce its net position limits or procedures in response to changes in conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. The Company primarily uses exchange traded instruments which minimize its counterparty exposure. The Company evaluates exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of the counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. The Company manages its risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, the Company has not experienced significant events of nonperformance on open contracts. Accordingly, the Company only adjusts the estimated fair values of specifically identified contracts for nonperformance. Although the Company has established policies and procedures, it makes no assurances that historical nonperformance experience will carry forward to future periods.

Interest Rate Contracts:

The Company uses fixed and floating rate debt to lessen the effects of interest rate fluctuations on interest expense. Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that the Company’s blended interest rate for all such notes approximates current market rates. During fiscal 2009, the Company entered into an interest rate swap with a notional amount of $150.0 million, expiring in September 2010, to lock in the interest rate for $150.0 million of its revolving line of credit. Cofina Financial, LLC (Cofina Financial) has interest rate swaps that lock the variable interest rates of the underlying loans with a combined notional amount of $16.8 million expiring at various times through fiscal 2018, with $0.2 million of the notional amount expiring during fiscal 2011 and the balance expiring during or after fiscal 2013. As of August 31, 2010, all of the Company’s interest rate swaps, including those of Cofina Financial, do not qualify for hedge accounting due to ineffectiveness caused by repayment of borrowings or differences in underlying terms. As a result of the swaps not qualifying for hedge accounting, changes in fair value are recorded in earnings within interest, net on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Contracts:

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations primarily in Brazil and Switzerland, and purchases of products from Canada. The Company had minimal risk regarding foreign currency fluctuations during fiscal 2010 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, the Company enters into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2010, the Company had $0.2 million in foreign currency contracts outstanding.

Investments

Joint ventures and other investments, in which the Company has significant ownership and influence, but not control, are accounted for in the consolidated financial statements using the equity method of accounting. Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive income (loss). Investments in debt and equity instruments are carried at amounts that approximate fair values. Investments in joint ventures and cooperatives have no quoted market prices.

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

The Company has asset retirement obligations with respect to certain of its refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain its refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, the Company believes that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which the Company would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment conditions arise, and those that are impaired are written down to fair value. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 30 years). The Company has no material intangible assets with indefinite useful lives.

In the Company’s Energy segment, major maintenance activities (turnarounds) at the two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2-3 years. The amortization expense related to turnaround costs are included in cost of goods sold in the Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in the Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income primarily includes net income attributable to CHS Inc. and actuarial changes in pension and other postretirement plans. Total comprehensive income is reflected in the Consolidated Statements of Equities and Comprehensive Income.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures regarding activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2  Receivables

Receivables as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)

Trade accounts receivable	$1,543,530	$1,482,921
Cofina Financial notes receivable	340,303	254,419
Other	123,770	189,434

	2,007,603	1,926,774
Less allowances and reserves	99,535	99,025

	$1,908,068	$1,827,749

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Cofina Financial notes receivable are reported at their outstanding principle balances as the Company has the ability and intent to hold these notes to maturity.

Note 3  Inventories

Inventories as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)

Grain and oilseed	$983,846	$638,622
Energy	515,930	496,114
Crop nutrients	135,526	114,832
Feed and farm supplies	242,482	198,440
Processed grain and oilseed	74,064	69,344
Other	9,528	8,928

	$1,961,376	$1,526,280

As of August 31, 2010, the Company valued approximately 12% of inventories, primarily crude oil and refined fuels within the Energy segment, using the lower of cost, determined on the LIFO method, or market (17% as of August 31, 2009). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $345.4 million and $311.4 million at August 31, 2010 and 2009, respectively. During 2010 and 2009, energy inventory quantities were reduced. In 2010, the reduction resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2010 purchases, the effect of which decreased cost of goods sold by approximately $5.7 million. In 2009, the reduction resulted in liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased cost of goods sold by approximately $5.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4  Investments

Investments as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)

Joint ventures:
Ventura Foods, LLC	$262,550	$245,525
Multigrain AG	148,528	141,179
Horizon Milling, LLC	69,873	56,999
TEMCO, LLC	29,128	27,181
Horizon Milling G.P.	20,166	19,137
United Country Brands, LLC (Agriliance LLC)	18,357	80,436
Cooperatives:
Land O’Lakes, Inc.	48,854	45,747
Ag Processing Inc.	18,245	18,594
CoBank, ACB	15,704	19,891
Other	87,987	73,236

	$719,392	$727,925

The Company has a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in the Company’s Processing segment. During the years ended August 31, 2009 and 2008, the Company made capital contributions to Ventura Foods of $35.0 million and $20.0 million, respectively. The Company accounts for Ventura Foods as an equity method investment, and as of August 31, 2010, its carrying value of Ventura Foods exceeded its share of their equity by $14.2 million, of which $1.3 million is being amortized with a remaining life of approximately two years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of August 31, 2010 and 2009, and statements of operations for the twelve months ended August 31, 2010, 2009 and 2008:

	2010	2009
	(Dollars in thousands)

Current assets	$512,554	$441,406
Non-current assets	459,346	464,356
Current liabilities	166,408	141,844
Non-current liabilities	308,795	303,665

	2010	2009	2008
	(Dollars in thousands)
Net sales	$1,954,289	$2,055,768	$2,120,332
Gross profit	259,388	269,269	162,756
Net earnings	95,480	125,174	31,090
Earnings attributable to CHS Inc.	47,740	62,587	15,545

During fiscal 2007, the Company invested in Multigrain AG (Multigrain), for a 37.5% equity position in a Brazil-based grain handling and merchandising company, Multigrain S.A., an agricultural commodities business headquartered in Sao Paulo, Brazil. This venture, included in the Company’s Ag Business segment, includes grain storage, export facilities and grain production and builds on the Company’s South American soybean origination. During the year ended August 31, 2008, the Company increased its equity position through a purchase from an existing equity holder for $10.0 million, and also invested an additional $30.3 million which was used by Multigrain to invest in a joint venture that acquired production farmland and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related operations. During the year ended August 31, 2009, the Company invested $76.3 million for Multigrain’s increased capital needs resulting from expansion of its operations, and during the year ended August 31, 2010, the Company invested an additional $24.0 million. The Company’s current ownership interest is approximately 45%.

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

During the year ended August 31, 2008, the Company’s net contribution to Agriliance was $235.0 million which supported its working capital requirements for ongoing operations, with Land O’Lakes making equal contributions to Agriliance. During the years ended August 31, 2010 and 2009, the Company received $105.0 million and $25.0 million of distributions from Agriliance as a return of capital, respectively. The distributions received during the year ended August 31, 2010, were primarily for proceeds Agriliance received from the sale of many of its retail facilities. The Company recorded a $28.4 million gain during fiscal 2010 related to the continuing sales of Agriliance retail facilities. Agriliance continues to exist as a 50-50 joint venture as the company winds down its business activity and primarily holds long-term liabilities.

A summary of combined financial information for the Company’s major equity investments, excluding Ventura Foods is as follows:

	2010	2009
	(Dollars in thousands)
Current assets	$1,254,966	$1,167,072
Non-current assets	881,998	801,867
Current liabilities	765,393	928,070
Non-current liabilities	491,643	190,167

	2010	2009	2008
	(Dollars in thousands)
Net sales	$7,212,848	$6,748,412	$9,732,635
Gross profit	356,708	306,158	521,228
Net earnings	150,798	128,807	313,176
Earnings attributable to CHS Inc.	50,731	45,728	117,758

On August 31, 2007, the Company held a minority ownership interest in US BioEnergy Corporation (US BioEnergy), an ethanol production company, which was reflected in the Processing segment. During the first quarter of fiscal 2008, the Company purchased additional shares of US BioEnergy common stock for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.5 million. Through March 31, 2008, the Company was recognizing its share of the earnings of US BioEnergy using the equity method of accounting. Effective April 1, 2008, US BioEnergy and VeraSun Energy Corporation (VeraSun) completed a merger, and the Company’s ownership interest in the combined entity was reduced to approximately 8%, compared to approximately 20% interest in US BioEnergy prior to the merger. As a result of the Company’s change in ownership interest, it no longer had significant influence, and therefore, no longer accounted for VeraSun using the equity method. Due to the continued decline of the ethanol industry and other considerations, the Company determined that an impairment of its VeraSun investment was necessary during fiscal 2008, and as a result, based on VeraSun’s market value of $5.76 per share on August 29, 2008, an impairment charge of $71.7 million was recorded in (gain) loss on investments. Subsequent to August 31, 2008, the market value of VeraSun’s stock price continued to decline, and on October 31, 2008, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, the Company’s management determined an additional impairment was necessary based on VeraSun’s market value of $0.28 per share on November 3, 2008, and recorded an impairment charge of $70.7 million, during its first quarter of fiscal 2009. Due to the outcome of the VeraSun bankruptcy, during the third quarter of fiscal 2009, the Company wrote off the remaining investment of $3.6 million. The impairments did not affect the Company’s cash flows and did not have a bearing upon its compliance with any covenants under its credit facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5  Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2010 and 2009 is as follows:

	2010	2009
	(Dollars in thousands)
Land and land improvements	$118,337	$110,635
Buildings	499,346	497,956
Machinery and equipment	3,072,866	2,879,984
Office and other	93,099	94,429
Construction in progress	359,933	243,929

	4,143,581	3,826,933
Less accumulated depreciation and amortization	1,890,510	1,727,608

	$2,253,071	$2,099,325

Depreciation expense for the years ended August 31, 2010, 2009 and 2008, was $187.5 million, $180.9 million and $162.9 million, respectively.

The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC under an operating lease agreement. The net book value of the leased milling assets at August 31, 2010 and 2009 was $59.3 million and $65.3 million, respectively, net of accumulated depreciation of $69.7 million and $65.1 million, respectively.

Note 6  Other Assets

Other assets as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)
Goodwill	$23,038	$17,346
Customer lists, less accumulated amortization of $18,666 and $12,336, respectively	19,392	22,689
Non-compete covenants, less accumulated amortization of $4,701 and $3,173, respectively	4,950	6,785
Trademarks and other intangible assets, less accumulated amortization of $16,489 and $17,291, respectively	17,794	20,862
Notes receivable	152,140	133,243
Long-term receivable	63,072
Prepaid pension and other benefits	57,729	52,934
Capitalized major maintenance	19,097	30,075
Other	19,984	13,038

	$377,196	$296,972

During the years ended August 31, 2010 and 2009, the Company had acquisitions in its Ag Business segment which resulted in $6.5 million and $8.4 million of goodwill, respectively, reflecting the purchase price allocations. On September 1, 2008, the Company purchased the remaining 51% ownership interest of Cofina Financial, resulting in $6.9 million of goodwill. Also, during the years ended August 31, 2010 and 2009, dispositions in the Company’s Energy and Ag Business segments resulted in decreases in goodwill of $0.8 million and $1.7 million, respectively.

Intangible assets acquired as part of business acquisitions during the years ended August 31, 2010, 2009 and 2008, totaled $1.4 million, $10.6 million and $18.6 million, respectively, and during fiscal 2010 and 2009, were from acquisitions in our Ag Business segment. During fiscal 2008, the Company purchased a soy-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

food ingredients business included in the Processing segment and a distillers dried grain business included in the Ag Business segment, acquired and paid for in fiscal 2008 and 2007. Various other cash acquisitions of intangibles totaled $1.0 million, $2.4 million and $3.4 million during the years ended August 31, 2010, 2009 and 2008, respectively.

Intangible assets amortization expense for the years ended August 31, 2010, 2009 and 2008, was $11.4 million, $12.2 million and $15.9 million, respectively. The estimated amortization expense related to intangible assets subject to amortization for the next five years will approximate $10.4 million for each of the first two years, $5.7 million for the next year, and $2.8 million for each of the following two years.

The capitalized major maintenance activity is as follows:

	Balance at
	Beginning	Cost			Balance at
	of Year	Deferred	Amortization	Write-Offs	End of Year
	(Dollars in thousands)
2010	$30,075	$7,554	$(18,532)		$19,097
2009	53,303	1,771	(24,999)		30,075
2008	60,787	21,662	(29,146)		53,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7  Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2010 and 2009 consisted of the following:

	Interest Rates at
	August 31, 2010	2010	2009
	(Dollars in thousands)
Notes payable(a)(j)	1.00% to 8.50%	$29,776	$19,183
Cofina Financial notes payable(k)	0.85% to 2.29%	232,314	227,689

		$262,090	$246,872

Long-term debt:
Revolving term loans from cooperative and other banks, payable in equal installments beginning in 2013 through 2018(b)(j)	5.59%	$150,000	$150,000
Private placement, payable in equal installments beginning in 2014 through 2018(c)(j)	6.18%	400,000	400,000
Private placement, payable in equal installments through 2013(d)(j)	6.81%	112,500	150,000
Private placement, payable in installments through 2018(e)(j)	4.96% to 5.60%	104,231	121,923
Private placement, payable in equal installments beginning in 2011 through 2015(f)(j)	5.25%	125,000	125,000
Private placement, payable in equal installments through 2011(g)(j)	7.43% to 7.90%	11,428	22,857
Private placement, payable in its entirety in 2010(h)(j)	4.08%		15,000
Private placement, payable in its entirety in 2011(h)(j)	4.39%	15,000	15,000
Private placement, payable in equal installments beginning in 2014 through 2018(h)(j)	5.78%	50,000	50,000
Industrial revenue bonds, payable in its entirety in 2011	5.23%	3,925	3,925
Other notes and contracts(i)	1.89% to 12.17%	14,157	18,248

Total long-term debt		986,241	1,071,953
Less current portion		112,503	83,492

Long-term portion		$873,738	$988,461

	2010	2009

Weighted-average interest rates at August 31:
Notes payable	2.24%	2.84%
Cofina Financial notes payable	1.75%	1.71%
Long-term debt	5.92%	5.93%

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. One of these revolving lines of credit was a five-year $1.3 billion committed facility, with no amount outstanding on August 31, 2009. In June 2010, the Company amended this facility and reduced the committed amount from $1.3 billion to $700 million, with the May 2011 maturity date remaining the same, and no amount outstanding on August 31, 2010. Also in June 2010, the Company entered into a new five-year $900 million committed facility that expires in June 2015, which had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no amount outstanding on August 31, 2010. The Company previously had a $300 million 364-day revolving line of credit that expired in February 2010, which had no amount outstanding on August 31, 2009. In addition to these short-term lines of credit, the Company has a one-year committed credit facility dedicated to NCRA expiring in December 2010, with a syndication of banks in the amount of $15.0 million, with no amounts outstanding on August 31, 2010 and 2009. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit to finance their normal trade grain transactions, of which $27.1 million and $15.7 million were outstanding on August 31, 2010 and 2009, respectively, and were collateralized by certain inventories and receivables. The Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the five-year revolving credit facility. The commercial paper programs do not increase the committed borrowing capacity in that the Company is required to have at least an equal amount of undrawn capacity available on the five-year revolving facility as to the amount of commercial paper issued. On August 31, 2010 and 2009, there was no commercial paper outstanding. Miscellaneous short-term notes payable totaled $2.7 million and $3.5 million on August 31, 2010 and 2009, respectively.

(b)	In December 2007, the Company established a 10-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million.

(c)	In October 2007, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $400.0 million.

(d)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(f)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(g)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(h)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each. In April 2007, the agreement was amended with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. In February 2008, the Company borrowed $50.0 million under the shelf arrangement.

(i)	Other notes and contracts payable of $9.1 million are collateralized by property, plant and equipment, with a cost of $24.4 million, less accumulated depreciation of $10.0 million on August 31, 2010.

(j)	The debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

(k)	Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $200.0 million as of August 31, 2010, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper, with a weighted-average commercial paper interest rate of 1.82% as of August 31, 2010. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $130.0 million as of August 31, 2010. As of August 31, 2010, $55.0 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $75.0 million. Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $90.2 million as of August 31, 2010, of which $71.4 million was borrowed under these commitments with an interest rate of 2.29%. In addition, Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of August 31, 2010, and are due upon demand. Borrowings under these notes totaled $85.9 million as of August 31, 2010.

Based on quoted market prices of similar debt, the carrying value of the Company’s long-term debt approximated its fair value.

The aggregate amount of long-term debt payable as of August 31, 2010 is as follows:

(Dollars in thousands)
2011	$112,503
2012	92,481
2013	101,189
2014	155,020
2015	154,977
Thereafter	370,071

$986,241

Interest, net for the years ended August 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Dollars in thousands)
Interest expense	$69,901	$85,669	$100,123
Capitalized interest	(6,212)	(5,201)	(9,759)
Interest income	(5,365)	(9,981)	(13,904)

Interest, net	$58,324	$70,487	$76,460

Note 8  Income Taxes

The provision for income taxes for the years ended August 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Dollars in thousands)
Current	$8,931	$19,328	$45,850
Deferred	34,691	31,665	15,578
Valuation allowance	4,816	12,311	10,433

Income taxes	$48,438	$63,304	$71,861

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$88,246	$83,896
Postretirement health care and deferred compensation	111,437	98,922
Tax credit carryforwards	57,449	56,987
Loss carryforwards	50,171	65,180
Other	35,060	35,435

Total deferred tax assets	342,363	340,420

Deferred tax liabilities:
Pension	36,341	34,103
Investments	56,744	63,780
Major maintenance	6,017	9,041
Property, plant and equipment	337,654	308,179
Other	6,647	32,681

Total deferred tax liabilities	443,403	447,784

Deferred tax assets valuation reserve	(36,935)	(32,119)

Net deferred tax liabilities	$137,975	$139,483

As of August 31, 2010, a valuation allowance was established in the amount of $2.6 million to reduce the Company’s deferred tax asset related to certain foreign subsidiary losses. During the fiscal year ended August 31, 2009, the Company provided a valuation allowance of $16.3 million related to the carryforward of certain capital losses that will expire on August 31, 2014. This valuation allowance was reduced by $0.9 million during fiscal 2010 due to the existence of offsetting capital gains.

The Company generated a $5.4 million foreign tax credit carryforward during the fiscal year ended August 31, 2009, that will expire on August 31, 2014. The Company’s general business credit carryforward of $51.5 million will begin to expire on August 31, 2027. During the year ended August 31, 2007, NCRA provided a $9.4 million valuation allowance related to its carryforward of certain state tax credits. This allowance was reduced by $5.1 million as of August 31, 2009 and increased to $7.5 million as of August 31, 2010, due to a change in the amount of credits that are estimated to be used. The remaining allowance is necessary due to the limited amount of taxable income generated by NCRA on an annual basis.

As of August 31, 2010, net deferred taxes of $45.5 million and $183.5 million are included in current assets and other liabilities, respectively ($39.2 million and $178.7 million in current assets and other liabilities, respectively, as of August 31, 2009).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.8	0.0	0.0
Patronage earnings	(23.8)	(25.5)	(24.1)
Export activities at rates other than the U.S. statutory rate	1.0	0.3	(0.1)
Valuation allowance	0.8	2.4	1.1
Tax credits	(0.2)	(0.7)	(2.1)
Other	(5.3)	1.1	(2.2)

Effective tax rate	8.3%	12.6%	7.6%

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years ending on or before August 31, 2005.

The Company accounts for its income tax provisions of ASC Topic 740, Income Taxes, which prescribes a minimum threshold that a tax provision is required to meet before being recognized in the consolidated financial statements. This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods presented is as follows:

	2010	2009	2008
	(Dollars in thousands)
Beginning balances	$72,519	$5,840	$7,259
Increases for current year tax positions		1,381
Increases for tax positions of prior years		65,697
Reductions for tax positions of prior years			(1,419)
Reductions attributable to statute expiration	(3,162)	(399)

Balances at August 31	$69,357	$72,519	$5,840

The increase in the unrecognized tax benefit of $65.7 million during fiscal 2009 relates to clarifications received from the Internal Revenue Service on the method used for calculating the Company’s production tax credits under Section 199 for which the ultimate deductibility is highly certain but for which there is uncertainty about the amount deductible in prior periods. The unrecognized tax benefit, if recognized, would affect the annual effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended August 31, 2010 and 2009, the Company recognized approximately $0.3 million and $0.3 million in interest, respectively. The Company had approximately $0.9 million and $0.6 million for the payment of interest accrued on August 31, 2010 and 2009, respectively.

Note 9  Equities

In accordance with the by-laws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patronage refunds for fiscal 2010 are estimated to be $396.5 million, while the cash portion, determined by the Board of Directors to be 35%, is estimated to be $138.8 million. The actual patronage refunds and cash portion for fiscal years 2009 and 2008 were $438.0 million ($153.9 million in cash) and $648.9 million ($227.6 million in cash), respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from the wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients and CF patronage through the cancellation of capital equity certificates in fiscal 2010.

Annual net savings from sources other than patronage may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. Redemptions are at the discretion of the Board of Directors.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual member receives under the pro-rata program in any year will be determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2010, that will be distributed in fiscal 2011, to be approximately $67.6 million. These expected distributions are classified as a current liability on the August 31, 2010 Consolidated Balance Sheet.

For the years ended August 31, 2010, 2009 and 2008, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $23.1 million, $49.7 million and $81.8 million, respectively. An additional $36.7 million, $49.9 million and $46.4 million of capital equity certificates were redeemed in fiscal years 2010, 2009 and 2008, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30, $25.90 and $25.65, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 22, 2010, January 23, 2009 and February 11, 2008, respectively.

The Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2010, the Company had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at the Company’s option. At this time, the Company has no current plan or intent to redeem any Preferred Stock.

Note 10  Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2010 and 2009 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$415,469	$354,134	$40,524	$38,190	$38,202	$34,378
Service cost	20,774	18,252	1,220	1,385	1,386	1,153
Interest cost	23,034	25,296	2,235	2,781	2,153	2,971
Actuarial loss (gain)	5,634	6,872	239	(2,940)	1,016	(2,024)
Assumption change	53,587	38,815	4,995	3,274	4,368	3,317
Plan amendments	392
Special agreements					1,722	283
Medicare D					105	356
Benefits paid	(25,289)	(27,900)	(1,980)	(2,166)	(2,690)	(2,232)

Benefit obligation at end of period	$493,601	$415,469	$47,233	$40,524	$46,262	$38,202

Change in plan assets:
Fair value of plan assets at beginning of period	$410,181	$366,550
Actual gain (loss) on plan assets	23,469	(38,169)
Company contributions	70,000	109,700	$1,980	$2,166	$2,690	$2,232
Benefits paid	(25,289)	(27,900)	(1,980)	(2,166)	(2,690)	(2,232)

Fair value of plan assets at end of period	$478,361	$410,181	$—	$—	$—	$—

Funded status at end of period	$(15,240)	$(5,288)	$(47,233)	$(40,524)	$(46,262)	$(38,202)

Amounts recognized on balance sheet:
Non-current assets		$5,404
Accrued benefit cost:
Current liabilities			$(8,231)	$(2,936)	$(2,834)	$(2,168)
Non-current liabilities	$(15,240)	(10,692)	(39,002)	(37,588)	(43,428)	(36,034)

Ending balance	$(15,240)	$(5,288)	$(47,233)	$(40,524)	$(46,262)	$(38,202)

Amounts recognized in accumulated other comprehensive loss (pretax):
Net transition obligation					$2,586	$3,522
Prior service cost (credit)	$13,185	$14,985	$638	$1,055	(312)	(498)
Net loss	289,853	227,803	13,527	8,912	6,199	827
Noncontrolling interests	(25,112)	(21,115)	(184)	(195)	(1,997)	(1,402)

Ending balance	$277,926	$221,673	$13,981	$9,772	$6,476	$2,449

The accumulated benefit obligation of the qualified pension plans was $459.5 million and $386.5 million at August 31, 2010 and 2009, respectively. The accumulated benefit obligation of the non-qualified pension plans was $31.3 million and $26.5 million at August 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumption changes for the fiscal years ended August 31, 2010 and 2009, relates to reductions in the discount rate for both CHS and NCRA qualified pension plans. The reduction in the discount rate was due to the reduction in the yield curves for investment grade corporate bonds that CHS and NCRA have historically used.

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2010. The rate was assumed to decrease gradually to 5.0% by 2043 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2010, 2009 and 2008 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$20,774	$16,318	$15,387	$1,220	$1,200	$1,246	$1,385	$1,101	$1,175
Interest cost	23,034	22,837	21,266	2,235	2,399	2,190	2,154	2,771	1,814
Expected return on assets	(36,875)	(31,258)	(31,274)
Special agreements						467	1,722	283	4,000
Prior service cost (credit) amortization	2,193	2,115	2,164	419	546	579	(186)	347	(320)
Actuarial loss (gain) amortization	10,578	5,046	4,887	617	667	841	11	(215)	(165)
Transition amount amortization							936	936	935

Net periodic benefit cost	$19,704	$15,058	$12,430	$4,491	$4,812	$5,323	$6,022	$5,223	$7,439

Adjustment to retained earnings for measurement date change		$1,593			$763			$294
Weighted average assumptions to determine the net periodic benefit cost:
Discount rate	5.75%	6.05%	6.25%	5.75%	6.05%	6.25%	5.75%	6.05%	6.25%
Expected return on plan assets	8.25%	8.25%	8.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Weighted average assumptions to determine the benefit obligations:
Discount rate	4.75%	5.75%	6.75%	4.75%	5.75%	6.75%	4.75%	5.75%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2011 from accumulated other comprehensive income into net periodic benefit cost is as follows:

	Qualified	Non-Qualified
	Pension Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of transition obligation			$936
Amortization of prior service cost (benefit)	$2,327	$140	(123)
Amortization of net actuarial loss	15,856	998	366
Noncontrolling interests	(1,634)	(7)	(141)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$468	$(391)
Effect on postretirement benefit obligation	4,249	(3,710)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $17.3 million, $14.9 million and $12.2 million, for the years ended August 31, 2010, 2009 and 2008, respectively.

The Company contributed $70.0 million to qualified pension plans in fiscal 2010. Based on the funded status of the qualified pension plans as of August 31, 2010, the Company does not expect to contribute to these plans in fiscal 2011. The Company expects to pay $11.1 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2011.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other Benefits
	Pension Benefits	Pension Benefits	Gross	Medicare D
	(Dollars in thousands)
2011	$28,494	$8,231	$2,833	$100
2012	30,302	4,743	3,189	100
2013	32,933	4,301	3,165	100
2014	34,998	3,078	3,332	100
2015	38,719	3,075	3,430	100
2016-2020	227,291	18,636	18,438	600

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

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. The plans’ target allocation percentages are 35% in fixed income securities and 65% in equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. The Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, the Company looks at rates of return on fixed-income investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of similar duration to the liabilities in the plans that receive high, investment-grade ratings by recognized ratings agencies.

The investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities, fixed-income securities and real estate. Securities are also diversified in terms of domestic and international securities, short and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles.

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

The Company’s pension plans’ fair value measurements at August 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Mutual funds	$459,089	$7,158		$466,247
Real estate fund		2	$9,407	9,409
Other assets — hedge funds			2,705	2,705

Total	$459,089	$7,160	$12,112	$478,361

Definitions for valuation levels are found in Note 12. The Company uses the following valuation methodologies for assets measured at fair value.

Mutual funds:  Valued at quoted market prices, which are based on the net asset value of shares held by the plan at year end. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Certain of the mutual fund investments held by the plan are money market mutual funds, which have observable inputs other than Level 1. The money market mutual funds are classified within Level 2 of the fair value hierarchy.

Real Estate funds:  Valued quarterly at estimated fair value based on the underlying investee funds in which the real estate fund invests. This information is compiled, in addition to any other assets and liabilities (accrued expenses and unit-holder transactions), to determine the fund’s unit value. The real estate fund is not traded on an active market and is classified within Level 3 of the fair value hierarchy.

Hedge funds:  Valued at estimated fair value based on prices quoted by various national markets and publications and/or independent financial analysts. These investments are classified within Level 3 of the fair value hierarchy.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the year ended August 31, 2010.

	Real
	Estate	Hedge
	Funds	Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$10,335	$1,091	$11,426
Unrealized (losses) gains	(939)	126	(813)
Purchases, sales, issuances and settlements, net	11	1,488	1,499

Total	$9,407	$2,705	$12,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Segment Reporting

The Company aligned its segments based on an assessment of how its businesses operate and the products and services it sells. As a result of this assessment, the Company has three segments: Energy, Ag Business and Processing.

The Energy segment derives its revenues through refining, wholesaling, marketing and retailing of petroleum products. The Ag Business segment derives its revenues through the sales of wholesale crop nutrients, the origination and marketing of grain, including service activities conducted at export terminals, through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in the Company’s agronomy joint ventures, grain export joint ventures and other investments. The Processing segment derives its revenues from the sales of soybean meal, soybean refined oil and soy-based food products, and records equity income from two wheat milling joint ventures, a vegetable oil-based food manufacturing and distribution joint venture, and during fiscal 2009 and 2008, an ethanol manufacturing company. The Company includes other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenue size of those businesses. These businesses primarily include the Company’s financing, insurance, hedging and other service activities related to crop production.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended August 31, 2010, 2009 and 2008 is as follows:

				Corporate	Reconciling
	Energy	AG Business	Processing	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2010:
Revenues	$8,799,890	$15,678,160	$1,061,654	$44,922	$(316,695)	$25,267,931
Cost of goods sold	8,437,504	15,261,056	1,018,731	(3,186)	(316,695)	24,397,410

Gross profit	362,386	417,104	42,923	48,108	—	870,521
Marketing, general and administrative	123,834	173,766	25,764	43,218		366,582

Operating earnings	238,552	243,338	17,159	4,890	—	503,939
Gain on investments	(269)	(28,807)		(357)		(29,433)
Interest, net	9,939	28,033	19,605	747		58,324
Equity income from investments	(5,554)	(25,173)	(77,159)	(901)		(108,787)

Income before income taxes	$234,436	$269,285	$74,713	$5,401	$—	$583,835

Intersegment revenues	$(295,536)	$(19,259)	$(1,900)		$316,695	$—

Goodwill	$1,165	$14,975		$6,898		$23,038

Capital expenditures	$197,637	$116,175	$6,293	$4,157		$324,262

Depreciation and amortization	$118,071	$58,972	$17,027	$8,852		$202,922

Total identifiable assets at August 31, 2010	$3,004,471	$3,583,341	$696,738	$1,381,578		$8,666,128

For the year ended August 31, 2009:
Revenues	$7,639,838	$17,196,448	$1,142,636	$45,298	$(294,304)	$25,729,916
Cost of goods sold	7,110,324	16,937,877	1,099,177	(3,173)	(294,304)	24,849,901

Gross profit	529,514	258,571	43,459	48,471	—	880,015
Marketing, general and administrative	125,104	158,395	25,724	46,076		355,299

Operating earnings	404,410	100,176	17,735	2,395	—	524,716
(Gain) loss on investments	(15,748)	(2,285)	74,338			56,305
Interest, net	5,483	46,995	21,841	(3,832)		70,487
Equity income from investments	(4,044)	(18,222)	(82,525)	(963)		(105,754)

Income before income taxes	$418,719	$73,688	$4,081	$7,190	$—	$503,678

Intersegment revenues	$(251,626)	$(39,919)	$(2,759)		$294,304	$—

Goodwill	$1,983	$8,465		$6,898		$17,346

Capital expenditures	$233,112	$72,155	$7,444	$2,794		$315,505

Depreciation and amortization	$118,260	$53,421	$16,805	$7,864		$196,350

Total identifiable assets at August 31, 2009	$3,025,522	$2,987,394	$685,865	$1,171,064		$7,869,845

For the year ended August 31, 2008:
Revenues	$11,499,814	$19,696,907	$1,299,209	$31,363	$(359,832)	$32,167,461
Cost of goods sold	11,027,459	19,088,079	1,240,944	(2,751)	(359,832)	30,993,899

Gross profit	472,355	608,828	58,265	34,114	—	1,173,562
Marketing, general and administrative	111,121	160,364	26,089	32,391		329,965

Operating earnings	361,234	448,464	32,176	1,723	—	843,597
(Gain) loss on investments	(35)	(100,830)	72,602	(930)		(29,193)
Interest, net	(5,227)	63,665	21,995	(3,973)		76,460
Equity income from investments	(5,054)	(83,053)	(56,615)	(5,691)		(150,413)

Income (loss) before income taxes	$371,550	$568,682	$(5,806)	$12,317	$—	$946,743

Intersegment revenues	$(322,522)	$(36,972)	$(338)		$359,832	$—

Capital expenditures	$251,401	$56,704	$5,994	$4,460		$318,559

Depreciation and amortization	$107,949	$50,933	$15,902	$6,479		$181,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International sales for the years ended August 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in millions)
Africa	$395	$305	$505
Asia	2,891	3,664	3,000
Europe	209	371	488
North America, excluding U.S.	1,210	1,253	1,399
South America	736	491	922

	$5,441	$6,084	$6,314

Note 12	Fair Value Measurements

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC 820 describes three levels within its hierarchy that may be used to measure fair value, which are:

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

Level 3:  Values are generated from unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. These unobservable inputs would reflect the Company’s own estimates of assumptions that market participants would use in pricing related assets or liabilities. Valuation techniques might include the use of pricing models, discounted cash flow models or similar techniques. These assets previously included certain short-term investments made by NCRA.

The following table presents assets and liabilities, included in the Company’s Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. The Company’s assessment of the significance of a particular input to the fair value measurement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at August 31, 2010 and 2009 are as follows:

	Fair Value Measurements at August 31, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)

Assets:
Readily marketable inventories		$1,057,910		$1,057,910
Commodity and freight derivatives	$38,342	208,279		246,621
Other assets	62,612			62,612

Total Assets	$100,954	$1,266,189		$1,367,143

Liabilities:
Commodity and freight derivatives	$79,940	$204,629		$284,569
Foreign currency derivatives	222			222
Interest rate swap derivatives		1,227		1,227

Total Liabilities	$80,162	$205,856		$286,018

	Fair Value Measurements at August 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)

Assets:
Readily marketable inventories		$706,104		$706,104
Commodity and freight derivatives	$68,116	103,224		171,340
Short-term investments			$1,932	1,932
Other assets	53,326			53,326

Total Assets	$121,442	$809,328	$1,932	$932,702

Liabilities:
Commodity and freight derivatives	$27,145	$274,060		$301,205
Interest rate swap derivatives		4,911		4,911

Total Liabilities	$27,145	$278,971		$306,116

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short–term investments — The Company’s short-term investments represented an enhanced cash fund at NCRA that was closed due to credit-market turmoil, and were classified within Level 3. These investments were valued using discounted cash flows to determine the fair market values.

Other assets — The Company’s available-for-sale investments in common stock of other companies and its Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Interest rate swap derivatives — Fair values of the Company’s interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2.

The table below represents reconciliations at August 31, 2010 and 2009 for assets measured at fair value using significant unobservable inputs (Level 3). This consists of certain short-term investments of NCRA that were carried at fair value and reflect assumptions a marketplace participant would use.

	2010	2009
	(Dollars in thousands)

Balances, September 1	$1,932	$6,900
Realized/unrealized losses included in marketing, general and administrative	38	(643)
Settlements	(1,970)	(4,325)

Balances, August 31	$—	$1,932

Note 13	Commitments and Contingencies

Environmental

The Company is required to comply with various environmental laws and regulations incidental to its normal business operations. In order to meet its compliance requirements, the Company establishes reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative in the Consolidated Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

The Environmental Protection Agency has passed a regulation that requires the reduction of the benzene level in gasoline by January 1, 2011. As a result of this regulation, the Company’s refineries will incur capital expenditures to reduce the current gasoline benzene levels to the regulated levels. The Company anticipates the combined capital expenditures for the Laurel, Montana and NCRA refineries to be approximately $114 million, of which $76 million has been spent through August 31, 2010.

Other Litigation and Claims

The Company is involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of the Company’s business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not have a material effect on the consolidated financial position, results of operations or cash flows of the Company during any fiscal year.

Grain Storage

As of August 31, 2010 and 2009, the Company stored grain for third parties totaling $246.2 million and $283.0 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit and performance obligations of related companies. The Company’s bank covenants allow maximum guarantees of $500.0 million, of which $29.4 million was outstanding on August 31, 2010. The Company has collateral for a portion of these contingent obligations. The Company has not recorded a liability related to the contingent obligations as it does not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2010.

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

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $64.3 million, $61.1 million and $58.3 million for the years ended August 31, 2010, 2009 and 2008, respectively. Mileage credits and sublease income totaled $1.4 million, $1.3 million and $3.8 million for the years ended August 31, 2010, 2009 and 2008, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2010 are as follows:

			Equipment
	Rail Cars	Vehicles	and Other	Total
	(Dollars in thousands)

2011	$11,531	$22,067	$9,248	$42,846
2012	8,560	17,132	7,749	33,441
2013	6,161	12,439	5,607	24,207
2014	4,069	8,111	3,507	15,687
2015	3,147	4,657	3,061	10,865
Thereafter	7,509	722	9,280	17,511

Total minimum future lease payments	$40,977	$65,128	$38,452	$144,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Dollars in thousands)

Net cash paid during the period for:
Interest	$65,400	$81,146	$79,590
Income taxes	15,899	76,670	20,772
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for Preferred Stock	36,674	49,944	46,364
Capital equity certificates cancelled for fiscal 2009 patronage losses in wholesale crop nutrients	60,154
Capital equity certificates issued in exchange for Ag Business acquisitions	616	19,594	4,680
Accrual of dividends and equities payable	(210,435)	(203,056)	(325,039)

Note 15	Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2010, 2009 and 2008, respectively, and balances as of August 31, 2010 and 2009, respectively, are as follows:

	2010	2009	2008
	(Dollars in thousands)

Sales	$2,276,682	$2,528,330	$3,451,365
Purchases	961,062	1,215,786	1,248,436

	2010	2009
	(Dollars in thousands)

Receivables	$31,792	$14,987
Payables	34,438	30,741

The related party transactions were primarily with TEMCO, LLC, Horizon Milling, LLC, United Harvest, LLC, Ventura Foods, LLC and Agriliance LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in thousands)

Net income including noncontrolling interests	$535,397	$440,374	$874,882

Pension and other postretirement, net of tax benefit of $30,847, $53,408 and $12,675 in 2010, 2009 and 2008, respectively	(47,667)	(82,069)	(19,317)
Unrealized net loss on available for sale investments, net of tax benefit of $477, $6,687 and $40,979 in 2010, 2009 and 2008, respectively	(750)	(10,503)	(64,366)
Amortization of treasury locks, net of tax expense of $227, $258 and $297 in 2010, 2009 and 2008, respectively	356	405	465
Energy derivative instruments qualified for hedge accounting, net of tax benefit of $1,540 in 2010	(2,419)
Foreign currency translation adjustment, net of tax (benefit) expense of $(791), $(1,570) and $56 in 2010, 2009 and 2008, respectively	(1,242)	(2,466)	87

Other comprehensive loss	(51,722)	(94,633)	(83,131)

Total comprehensive income, including noncontrolling interests	483,675	345,741	791,751
Comprehensive income attributable to noncontrolling interests	30,513	52,562	69,784

Comprehensive income attributable to CHS Inc.	$453,162	$293,179	$721,967

The components of accumulated other comprehensive income, net of taxes, as of August 31, 2010 and 2009 are as follows:

	2010	2009
	(Dollars in thousands)

Pension and other postretirement, net of tax benefit of $141,097 and $110,250 in 2010 and 2009, respectively	$(218,512)	$(170,845)
Unrealized net gain on available for sale investments, net of tax expense of $204 and $681 in 2010 and 2009, respectively	320	1,070
Treasury locks, net of tax benefit of $616 and $843 in 2010 and 2009, respectively	(968)	(1,324)
Energy derivative instruments qualified for hedge accounting, net of tax benefit of $1,540 in 2010	(2,419)
Foreign currency translation adjustment, net of tax (benefit) expense of $(34) and $757 in 2010 and 2009, respectively	(54)	1,188

Accumulated other comprehensive loss, including noncontrolling interests	(221,633)	(169,911)
Accumulated other comprehensive loss attributable to noncontrolling interests	(16,366)	(13,641)

Accumulated other comprehensive loss attributable to CHS Inc.	$(205,267)	$(156,270)