Form 10-Q
period 2010-11-30
CHS INC
filed 2011-01-11
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2010.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	January 11, 2011

NONE	NONE

INDEX

		PAGE
		NO.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of November 30, 2010, August 31, 2010 and November 30, 2009	3
	Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009	4
	Consolidated Statements of Cash Flows for the three months ended November 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	31
Item 6.	Exhibits	31
SIGNATURE PAGE		33
EX-10.13
EX-10.14
EX-10.15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,	November 30,
	2010	2010	2009
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$264,246	$394,663	$753,547
Receivables	2,228,245	1,908,068	2,062,518
Inventories	2,604,020	1,961,376	1,859,487
Derivative assets	366,065	246,621	133,885
Other current assets	1,026,639	805,741	447,417

Total current assets	6,489,215	5,316,469	5,256,854
Investments	704,570	719,392	697,912
Property, plant and equipment	2,289,916	2,253,071	2,124,823
Other assets	474,483	377,196	297,748

Total assets	$9,958,184	$8,666,128	$8,377,337

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$811,042	$262,090	$261,680
Current portion of long-term debt	113,133	112,503	108,232
Customer credit balances	438,919	423,571	103,075
Customer advance payments	707,801	435,224	490,757
Checks and drafts outstanding	100,192	134,250	132,856
Accounts payable	1,804,433	1,472,145	1,681,518
Derivative liabilities	189,597	286,018	262,167
Accrued expenses	357,725	376,239	270,982
Dividends and equities payable	285,095	210,435	246,152

Total current liabilities	4,807,937	3,712,475	3,557,419
Long-term debt	933,651	873,738	953,143
Other liabilities	487,331	475,464	460,570
Commitments and contingencies
Equities:
Equity certificates	2,379,476	2,401,514	2,203,029
Preferred stock	319,368	319,368	282,694
Accumulated other comprehensive loss	(199,301)	(205,267)	(155,967)
Capital reserves	959,307	820,049	831,000

Total CHS Inc. equities	3,458,850	3,335,664	3,160,756
Noncontrolling interests	270,415	268,787	245,449

Total equities	3,729,265	3,604,451	3,406,205

Total liabilities and equities	$9,958,184	$8,666,128	$8,377,337

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Revenues	$8,132,854	$6,195,241
Cost of goods sold	7,826,028	5,992,580

Gross profit	306,826	202,661
Marketing, general and administrative	98,223	80,506

Operating earnings	208,603	122,155
Interest, net	15,012	16,212
Equity income from investments	(37,635)	(32,166)

Income before income taxes	231,226	138,109
Income taxes	24,891	15,574

Net income	206,335	122,535
Net income attributable to noncontrolling interests	4,610	2,585

Net income attributable to CHS Inc.	$201,725	$119,950

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income including noncontrolling interests	$206,335	$122,535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51,525	49,962
Amortization of deferred major repair costs	5,754	4,650
Income from equity investments	(37,635)	(32,166)
Distributions from equity investments	35,794	25,311
Noncash patronage dividends received	(661)	(384)
Gain on sale of property, plant and equipment	(736)	(1,565)
Deferred taxes	4,135	18,978
Other, net	173	137
Changes in operating assets and liabilities:
Receivables	(171,143)	(243,944)
Inventories	(642,645)	(333,174)
Derivative assets	(117,391)	37,455
Other current assets and other assets	(226,108)	(232)
Customer credit balances	15,348	(171,268)
Customer advance payments	272,576	170,069
Accounts payable and accrued expenses	316,711	356,040
Derivative liabilities	(92,463)	(43,949)
Other liabilities	3,994	11,833

Net cash used in operating activities	(376,437)	(29,712)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(84,508)	(71,999)
Proceeds from disposition of property, plant and equipment	1,103	2,260
Expenditures for major repairs	(95,806)	(5,797)
Investments	(3,468)	(4,645)
Investments redeemed	20,028	42,545
Changes in notes receivable	(150,633)	5,660
Business acquisitions	(3,150)
Other investing activities, net	33	87

Net cash used in investing activities	(316,401)	(31,889)

Cash flows from financing activities:
Changes in notes payable	548,952	14,808
Long-term debt borrowings	100,000
Principal payments on long-term debt	(38,257)	(10,578)
Payments for bank fees on debt	(3,448)
Changes in checks and drafts outstanding	(34,058)	46,011
Distributions to noncontrolling interests	(3,486)	(1,037)
Preferred stock dividends paid	(6,136)	(5,488)
Retirements of equities	(2,440)	(2,304)

Net cash provided by financing activities	561,127	41,412

Effect of exchange rate changes on cash and cash equivalents	1,294	1,137

Net decrease in cash and cash equivalents	(130,417)	(19,052)
Cash and cash equivalents at beginning of period	394,663	772,599

Cash and cash equivalents at end of period	$264,246	$753,547

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of November 30, 2010 and 2009, the Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, and the Consolidated Statements of Cash flows for the three months ended November 30, 2010 and 2009, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2010, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany accounts and transactions have been eliminated. We have analyzed controlling interests in variable interest entities in accordance with Accounting Standards Codification (ASC) 860-10-65-2, and after completion of our analysis, we determined that there are no changes in the companies we consolidate.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2010, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation. We have evaluated the impact of our adoption of ASC 860-10-65-3, “Accounting for Transfers of Financial Assets”, and have determined that there is no impact on our consolidated financial statements.

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

Beginning in the third quarter of fiscal 2010, certain financial contracts within our Energy segment were entered into for the spread between heavy and light crude oil purchase prices, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses on these contracts are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and will be included in earnings upon settlement under the terms of the contracts.

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

As of November 30, 2010, August 31, 2010 and November 30, 2009, we had the following outstanding contracts:

	November 30, 2010		August 31, 2010		November 30, 2009
	Purchase	Sales	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	752,908	1,033,107	747,334	1,039,363	602,186	821,414
Energy products — barrels	4,454	9,281	8,633	10,156	5,209	7,950
Crop nutrients — tons	1,918	1,790	1,257	1,215	909	804
Ocean and barge freight — metric tons	1,921	371	1,385	279	3,921	3,709

As of November 30, 2010, August 31, 2010 and November 30, 2009, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	November 30,	August 31,	November 30,
	2010	2010	2009

Derivative Assets:
Commodity and freight derivatives	$705,690	$461,580	$318,912

Derivative Liabilities:
Commodity and freight derivatives	$529,256	$495,569	$442,881
Foreign exchange derivatives	1,281	222
Interest rate derivatives	739	1,227	4,313

	$531,276	$497,018	$447,194

As of November 30, 2010 and August 31, 2010, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

	November 30,	August 31,
	2010	2010

Derivative Assets:
Commodity and freight derivatives	$2,054
Derivative Liabilities:
Commodity and freight derivatives		$3,959

For the three-month periods ended November 30, 2010 and 2009, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives not designated as hedging instruments were as follows:

		Amount of
		Gain (Loss)
		For the Three Months
	Location of	Ended November 30,
	Gain (Loss)	2010	2009

Commodity and freight derivatives	Cost of goods sold	$210,424	$5,897
Foreign exchange derivatives	Cost of goods sold	(1,050)
Interest rate derivatives	Interest, net	7	(645)

		$209,381	$5,252

Losses of $2.2 million ($1.3 million, net of taxes) were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the three months ended November 30, 2010, related to settlements. All contracts were entered into during our third quarter of fiscal 2010, and the remaining contracts expire in fiscal 2011, with $1.3 million, net of taxes, expected to be included in earnings during the next 12 months. As of November 30, 2010 and August 31, 2010, the unrealized gains (losses) deferred to accumulated other comprehensive loss were as follows:

	November 30,	August 31,
	2010	2010

Gains (losses) included in accumulated other comprehensive loss, net of tax expense (benefit) of $0.8 million and $(1.5) million, respectively	$1,255	$(2,419)

Goodwill and Other Intangible Assets

Goodwill was $23.8 million, $23.0 million and $17.3 million on November 30, 2010, August 31, 2010 and November 30, 2009, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $77.9 million with total accumulated amortization of $38.6 million as of November 30, 2010. No intangible assets were acquired during the three-month periods ended November 30, 2010 or 2009. Total amortization expense for intangible assets during the three-month periods ended November 30, 2010 and 2009, was $2.9 million and $2.8 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $9.9 million annually for the first two years, $5.3 million for the next year and $2.5 million for the following two years.

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2-4 years. The amortization expense related to turnaround costs are included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash flows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2010 and 2009, were $95.8 million and $5.8 million, respectively. Both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds during the three months ended November 30, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 only impacts disclosures and was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. ASU No. 2010-06 did not have an impact on our disclosures during our first quarter of fiscal 2011.

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

Note 2.	Receivables

	November 30,	August 31,	November 30,
	2010	2010	2009

Trade accounts receivable	$1,694,963	$1,543,530	$1,697,986
Cofina Financial notes receivable	484,851	340,303	262,387
Other	145,404	123,770	193,377

	2,325,218	2,007,603	2,153,750
Less allowances and reserves	96,973	99,535	91,232

	$2,228,245	$1,908,068	$2,062,518

Note 3.	Inventories

	November 30,	August 31,	November 30,
	2010	2010	2009

Grain and oilseed	$1,448,876	$983,846	$969,023
Energy	637,702	515,930	478,639
Crop nutrients	164,279	135,526	112,376
Feed and farm supplies	281,388	242,482	227,950
Processed grain and oilseed	61,979	74,064	61,986
Other	9,796	9,528	9,513

	$2,604,020	$1,961,376	$1,859,487

At November 30, 2010, we valued approximately 13% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (12% and 14% as of August 31, 2010 and November 30, 2009, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $409.6 million, $345.4 million and $371.0 million at November 30, 2010, August 31, 2010 and November 30, 2009, respectively.

Note 4.	Investments

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in our Ag Business segment, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance has sold its retail operating facilities to various third parties, as well as to us and to Land O’Lakes, and continues to exist as a 50-50 joint venture as the company winds down its business activity and primarily holds long-term liabilities. During the three months ended November 30, 2010 and 2009, we received $20.0 million and $40.0 million, respectively, in cash distributions from Agriliance as a return of capital, primarily from the sale of Agriliance retail facilities.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in our Processing segment. We account for Ventura Foods as an equity method investment, and as of November 30, 2010, our carrying value of Ventura Foods exceeded our share of their equity by $14.0 million, of which $1.1 million is being amortized with a remaining life of approximately two years. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of November 30, 2010, August 31, 2010 and November 30, 2009 and the statements of operations for the three months ended November 30, 2010 and 2009:

	For the Three Months Ended
	November 30,
	2010	2009

Net sales	$540,481	$488,470
Gross profit	62,795	68,916
Net income	22,858	29,473
Net income attributable to CHS Inc.	11,429	14,737

	November 30,	August 31,	November 30,
	2010	2010	2009

Current assets	$549,899	$512,554	$494,894
Non-current assets	459,729	459,346	455,127
Current liabilities	201,954	166,408	173,948
Non-current liabilities	306,535	308,795	303,092

Note 5.	Notes Payable and Long-Term Debt

	November 30,	August 31,	November 30,
	2010	2010	2009

Notes payable	$440,119	$29,776	$18,576
Cofina Financial notes payable	370,923	232,314	243,104

	$811,042	$262,090	$261,680

In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. The financial covenants of the new facility are substantially the same as the terminated facility.

As of November 30, 2010, Cofina Funding, LLC, a wholly-owned subsidiary of Cofina Financial, LLC (Cofina Financial),has an additional $50.0 million available credit under note purchase agreements with various purchasers, through the issuance of short-term notes payable ($200.0 million on August 31, 2010), and as of December 23, 2010, it has another $100.0 million available for a total of $350.0 million.

In November 2010, we borrowed $100.0 million under a Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America and certain of its affiliates. The aggregate long-term notes have an interest rate of 4.0% and are due in equal annual installments of $20.0 million during fiscal 2017 through 2021.

Note 6.	Interest, net

	For the Three Months Ended
	November 30,
	2010	2009

Interest expense	$18,897	$18,279
Capitalized interest	(1,396)	(1,524)
Interest income	(2,489)	(543)

Interest, net	$15,012	$16,212

Note 7.	Equities

Changes in equity for the three-month periods ended November 30, 2010 and 2009 are as follows:

	Fiscal 2011	Fiscal 2010

CHS Inc. balances, September 1, 2010 and 2009	$3,335,664	$3,090,302
Net income attributable to CHS Inc.	201,725	119,950
Other comprehensive income	5,966	303
Equities retired	(2,440)	(2,304)
Equity retirements accrued	2,440	2,304
Equities issued in exchange for elevator properties		616
Preferred stock dividends	(6,136)	(5,488)
Preferred stock dividends accrued	4,091	3,659
Accrued dividends and equities payable	(81,191)	(49,059)
Other, net	(1,269)	473

CHS Inc. balances, November 30, 2010 and 2009	$3,458,850	$3,160,756

Noncontrolling interests balances, September 1, 2010 and 2009	$268,787	$242,862
Net income attributable to noncontrolling interests	4,610	2,585
Distributions to noncontrolling interests	(3,486)	(1,037)
Distributions accrued	2,757	1,014
Other	(2,253)	25

Noncontrolling interests balances, November 30, 2010 and 2009	$270,415	$245,449

Note 8.	Comprehensive Income

Total comprehensive income was $212.3 million and $122.9 million for the three months ended November 30, 2010 and 2009, respectively, which included amounts attributable to noncontrolling interests of $4.6 million and $2.6 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three months ended November 30, 2010 and 2009. On November 30, 2010, August 31, 2010 and November 30, 2009, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.	Employee Benefit Plans

Employee benefits information for the three months ended November 30, 2010 and 2009 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009

Components of net periodic benefit costs for the three months ended November 30, 2010 and 2009:
Service cost	$6,467	$5,206	$320	$308	$420	$330
Interest cost	5,505	5,750	497	571	509	518
Expected return on plan assets	(10,475)	(9,220)
Prior service cost amortization	582	548	35	105	153	135
Actuarial loss (gain) amortization	3,964	2,638	253	159	87	(12)
Transition amount amortization					51	51

Net periodic benefit cost	$6,043	$4,922	$1,105	$1,143	$1,220	$1,022

Employer Contributions:

Total contributions to be made during fiscal 2011, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2010, CHS and NCRA made no contributions to the pension plans. NCRA expects to contribute $3.0 million to their pension plan during fiscal 2011.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 45% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownerships in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

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

Segment information for the three months ended November 30, 2010 and 2009 is as follows:

		Ag		Corporate	Reconciling
	Energy	Business	Processing	and Other	Amounts	Total

For the Three Months Ended November 30, 2010
Revenues	$2,392,742	$5,539,226	$283,173	$14,715	$(97,002)	$8,132,854
Cost of goods sold	2,305,443	5,344,465	274,089	(967)	(97,002)	7,826,028

Gross profit	87,299	194,761	9,084	15,682	—	306,826
Marketing, general and administrative	30,076	49,638	5,945	12,564		98,223

Operating earnings	57,223	145,123	3,139	3,118	—	208,603
Interest, net	1,633	9,509	4,248	(378)		15,012
Equity income from investments	(1,666)	(15,069)	(20,562)	(338)		(37,635)

Income before income taxes	$57,256	$150,683	$19,453	$3,834	$—	$231,226

Intersegment revenues	$(88,766)	$(7,820)	$(416)		$97,002	$—

Goodwill	$1,165	$15,687		$6,898		$23,750

Capital expenditures	$53,485	$22,733	$7,339	$951		$84,508

Depreciation and amortization	$29,279	$15,491	$4,215	$2,540		$51,525

Total identifiable assets at November 30, 2010	$2,941,978	$4,568,523	$765,554	$1,682,129		$9,958,184

For the Three Months Ended November 30, 2009
Revenues	$2,264,580	$3,742,631	$264,099	$10,474	$(86,543)	$6,195,241
Cost of goods sold	2,222,720	3,613,941	244,084	(1,622)	(86,543)	5,992,580

Gross profit	41,860	128,690	20,015	12,096	—	202,661
Marketing, general and administrative	27,890	38,191	5,549	8,876		80,506

Operating earnings	13,970	90,499	14,466	3,220	—	122,155
Interest, net	789	8,134	5,057	2,232		16,212
Equity income from investments	(1,106)	(9,315)	(21,369)	(376)		(32,166)

Income before income taxes	$14,287	$91,680	$30,778	$1,364	$—	$138,109

Intersegment revenues	$(81,245)	$(4,316)	$(982)		$86,543	$—

Goodwill	$1,983	$8,465		$6,898		$17,346

Capital expenditures	$46,353	$22,252	$1,614	$1,780		$71,999

Depreciation and amortization	$29,608	$14,207	$4,202	$1,945		$49,962

Total identifiable assets at November 30, 2009	$3,052,065	$3,425,802	$677,455	$1,222,015		$8,377,337

Note 11.	Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at November 30, 2010, August 31, 2010 and November 30, 2009 is as follows:

	Fair Value Measurements at November 30, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,510,855		$1,510,855
Commodity and freight derivatives	$46,024	320,041		366,065
Other assets	67,247			67,247

Total Assets	$113,271	$1,830,896		$1,944,167

Liabilities:
Commodity and freight derivatives	$18,035	$169,542		$187,577
Foreign currency derivatives	1,281			1,281
Interest rate swap derivatives		739		739

Total Liabilities	$19,316	$170,281		$189,597

	Fair Value Measurements at August 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,057,910		$1,057,910
Commodity and freight derivatives	$38,342	208,279		246,621
Other assets	62,612			62,612

Total Assets	$100,954	$1,266,189		$1,367,143

Liabilities:
Commodity and freight derivatives	$79,940	$204,629		$284,569
Foreign currency derivatives	222			222
Interest rate swap derivatives		1,227		1,227

Total Liabilities	$80,162	$205,856		$286,018

	Fair Value Measurements at November 30, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,031,009		$1,031,009
Commodity and freight derivatives	$4,950	128,935		133,885
Other assets	56,327			56,327

Total Assets	$61,277	$1,159,944		$1,221,221

Liabilities:
Commodity and freight derivatives	$87,500	$170,354		$257,854
Interest rate swap derivatives		4,313		4,313

Total Liabilities	$87,500	$174,667		$262,167

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

Level 3 Short-Term
Investments
2009

Balances, September 1, 2009	$1,932
Realized/unrealized losses included in marketing, general and administrative	38
Settlements	(1,970)

Balances, November 30, 2009	$—

There were no significant transfers between Level 1 and Level 2 assets and liabilities.

Note 12.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $34.2 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of November 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2010, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines, and market and distribute refined fuels and other energy products, under the Cenex® brand, through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers, or further processed into a variety of grain-based food products.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. These investments principally include our 50% ownership in each of the following companies: Agriliance LLC (Agriliance), TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), and our 45% ownership in Multigrain S.A., included in our Ag Business segment; and our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownerships in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P., included in our Processing segment.

Results of Operations

Comparison of the three months ended November 30, 2010 and 2009

General.  We recorded income before income taxes of $231.2 million during the three months ended November 30, 2010 compared to $138.1 million during the three months ended November 30, 2009, an increase of $93.1 million (67%). Operating results reflected higher pretax earnings in our Ag Business and Energy segments and Corporate and Other, which were partially offset by decreased pretax earnings in our Processing segment.

Our Energy segment generated income before income taxes of $57.3 million for the three months ended November 30, 2010 compared to $14.3 million in the three months ended November 30, 2009. This increase in earnings of $43.0 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our renewable fuels marketing and transportation businesses also improved, while our propane, lubricants and equipment businesses experienced lower earnings during the three months ended November 30, 2010 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $150.7 million for the three months ended November 30, 2010 compared to $91.7 million in the three months ended November 30, 2009, an increase in earnings of $59.0 million. Earnings from our wholesale crop nutrients business improved $12.9 million for the three months ended November 30, 2010 compared with the same period in fiscal 2010 mostly from increased volumes and improved margins. Improved financial performance from our Agriliance investment resulted in a $3.2 million increase in earnings, net of allocated internal expenses. Our country operations earnings increased $30.2 million during the three months ended November 30, 2010 compared to the same period in the prior year, primarily as a result of higher grain volumes and increased retail margins including from acquisitions made over the past year. Our grain marketing earnings increased by $12.7 million during the three months ended November 30, 2010 compared with the same period in fiscal 2010, primarily as a result of improved volumes and margins.

Our Processing segment generated income before income taxes of $19.5 million for the three months ended November 30, 2010 compared to $30.8 million in the three months ended November 30, 2009, a decrease in earnings of $11.3 million. Oilseed processing earnings decreased by $10.2 million during the three months ended November 30, 2010 compared to the same period in the prior year, primarily due to reduced crushing and refining margins, as a result of increased soybean costs. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, decreased by $4.3 million during the three months ended November 30, 2010, compared to the same period of the prior year, mostly from increased ingredient costs. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $3.2 million for the three months ended November 30, 2010 compared to the same period in the prior year, primarily as a result of improved margins on the products sold.

Corporate and Other generated income before income taxes of $3.8 million for the three months ended November 30, 2010 compared to $1.4 million in the three months ended November 30, 2009, an increase in earnings of $2.4 million, primarily from increased activities in our financial and hedging services.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2010 was $201.7 million compared to $120.0 million for the three months ended November 30, 2009, which represents an $81.7 million increase.

Revenues.  Consolidated revenues were $8.1 billion for the three months ended November 30, 2010 compared to $6.2 billion for the three months ended November 30, 2009, which represents a $1.9 billion (31%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.3 billion increased by $120.6 million (6%) during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. During the three months ended November 30, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $88.8 million and $81.2 million, respectively. The net increase in revenues of $120.6 million is comprised of a net increase of $333.0 million related to higher prices on refined fuels, renewable fuels marketing and propane products, partially offset by $212.4 million related to a net decrease in sales volume. Refined fuels revenues increased $108.2 million (7%), of which $256.1 million was related to a net average selling price increase, partially offset by $147.9 million, which was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.36 per gallon (18%), while volumes decreased 9%. The volume decrease was mainly from the reduced volumes to the minority owners of NCRA due to their required maintenance, in addition to the impact on the global economy with less transport diesel usage, when comparing the three months ended November 30, 2010 with the same period a year ago. Propane revenues decreased $79.3 million (32%), of which $101.5 million was due to a decrease in volume, partially offset by $22.2 million related to an increase in the net average selling price, when compared to the same period in the previous year. The average selling price of propane increased $0.17 per gallon (15%), while sales volume decreased 41% in comparison to the same period of the prior year. The decrease in propane volumes primarily reflects decreased demand primarily from a greatly reduced crop drying season as compared to the fall of 2009. Renewable fuels marketing revenues increased $86.2 million (32%), mostly from an increase in the average selling price of $0.36 per gallon (18%) coupled with a 12% increase in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $5.5 billion, increased $1.8 billion (48%) during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Grain revenues in our Ag Business segment totaled $4.5 billion and $3.1 billion during the three months ended November 30, 2010 and 2009, respectively. Of the grain revenues increase of $1.4 billion (46%), $1.0 billion is due to increased average grain selling prices, and $383.5 million is due to a 13% net increase in volumes, during the three months ended November 30, 2010 compared to the same period last fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.84 per bushel (30%) over the same three-month period in fiscal 2010. The average month-end market price per bushel of spring wheat, soybeans and corn increased approximately $2.27, $2.03 and $1.65, respectively, when compared to the three months ended November 30, 2009. Soybeans, wheat and corn all had increased volumes compared to the three months ended November 30, 2009.

Wholesale crop nutrient revenues in our Ag Business segment totaled $558.9 million and $281.1 million during the three months ended November 30, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues increase of $277.8 million (99%), $160.3 million was due to increased volumes and $117.5 million was related to increased average fertilizer selling prices, during the three months ended November 30, 2010 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $84 per ton (27%) over the same three-month period in fiscal 2010. Our wholesale crop nutrient volumes increased 57% during the three months ended November 30, 2010 compared with the same period of a year ago, mainly due to a late fall of 2009 harvest delaying fertilizer application compared to the same period in the fall of 2010.

Our Ag Business segment non-grain or non-wholesale crop nutrients product revenues of $461.0 million increased by $97.7 million (27%) during the three months ended November 30, 2010 compared to the three months ended November 30, 2009, primarily the result of increased revenues in our country operations business of retail crop nutrients and energy products. Other revenues within our Ag Business segment of $52.0 million during the three months ended November 30, 2010 increased $3.6 million (8%) compared to the three months ended November 30, 2009.

Our Processing segment revenues, after elimination of intersegment revenues, of $282.8 million increased $19.6 million (8%) during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Because our wheat milling and packaged foods operations are operated through non-consolidated joint ventures, revenues reported in our Processing segment are entirely from our oilseed processing operations. Our oilseed processing operation net revenues increased $11.5 million related to increased volumes and $8.1 million from an increase in the average selling price of our oilseed products, as compared to the three months ended November 30, 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Cost of Goods Sold.  Consolidated cost of goods sold were $7.8 billion for the three months ended November 30, 2010 compared to $6.0 billion for the three months ended November 30, 2009, which represents a $1.8 billion (31%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.2 billion increased by $75.2 million (4%) during the three months ended November 30, 2010 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold, excluding to NCRA’s minority owners, increased $151.8 million (11%) which reflects an increase in the average cost of refined fuels of $0.29 per gallon (14%); while volumes decreased 3% compared to the three months ended November 30, 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 10% compared to the three months ended November 30, 2009. The cost of propane decreased $72.6 million (31%) mostly from a 41% decrease in volumes, partially offset by an average cost increase of $0.18 per gallon (18%), when compared to the three months ended November 30, 2009. Renewable fuels marketing costs increased $85.1 million (32%), mostly from an increase in the average cost of $0.35 per gallon (18%), in addition to a 12% increase in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.3 billion, increased $1.7 billion (48%) during the three months ended November 30, 2010 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4.4 billion and $3.0 billion during the three months ended November 30, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1.4 billion (47%) compared to the three months ended November 30, 2009. This is primarily the result of a $1.83 (31%) increase in the average cost per bushel, in addition to a 13% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the same three-month period a year ago.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $531.5 million and $268.2 million during the three months ended November 30, 2010 and 2009, respectively. The net increase of $263.3 million (98%) is comprised of a net increase in tons sold of 57%, in addition to an increase in the average cost per ton of fertilizer of $79 (26%), when compared to the same three-month period in the prior year.

Our Ag Business segment non-grain or non-wholesale crop nutrients cost of goods sold increased $69.6 million (23%) during the three months ended November 30, 2010 compared to the three months ended November 30, 2009, primarily due to net higher input commodity prices, along with increases due to volumes generated from earlier fall application affecting retail crop nutrients and energy and increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Our Processing segment cost of goods sold, after elimination of intersegment costs, of $273.7 million increased $30.6 million (13%) compared to the three months ended November 30, 2009, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined and processed products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $98.2 million for the three months ended November 30, 2010 increased by $17.7 million (22%) compared to the three months ended November 30, 2009. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased pension and accruals for variable pay in many of our business operations and Corporate and Other.

Interest, net.  Net interest of $15.0 million for the three months ended November 30, 2010 decreased $1.2 million (7%) compared to the same period in fiscal 2010. Interest expense for the three months ended November 30, 2010 and 2009 was $18.9 million and $18.3 million, respectively. The increase in interest expense of $0.6 million (3%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during the three months ended November 30, 2010 compared to the same period in the previous year. The average level of short-term borrowings increased $550.8 million (221%), mostly due to increased working capital needs resulting from higher commodity prices and was partially offset with reduced average long-term borrowings during the three months ended November 30, 2010 compared to the same period in fiscal 2010. For the three months ended November 30, 2010 and 2009, we capitalized interest of $1.4 million and $1.5 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $2.5 million and $0.5 million for the three months ended November 30, 2010 and 2009, respectively. The net increase in interest income of $2.0 million was mostly international within our Ag Business segment.

Equity Income from Investments.  Equity income from investments of $37.6 million for the three months ended November 30, 2010 increased $5.5 million (17%) compared to the three months ended November 30, 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business and Energy segments of $5.7 million and $0.6 million, respectively, and was partially offset by reduced equity investment earnings in our Processing segment and Corporate and Other of $0.8 million and $37 thousand, respectively.

Our Ag Business segment generated improved equity investment earnings of $5.7 million. Our share of equity investment earnings or losses in agronomy improved earnings by $3.1 million and reflects negative retail margins during the three months ended November 30, 2009 as this operation was being repositioned. We had a net increase of $1.1 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended November 30, 2010 compared to the same period the previous year, which is primarily related to improved export margins partially offset by decreased margins in an international investment. Our country operations business reported an aggregate increase in equity investment earnings of $1.4 million from several small equity investments, while a crop nutrients equity investment showed improved earnings of $0.1 million.

Our Processing segment generated reduced equity investment earnings of $0.8 million. We recorded reduced earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $3.3 million compared to the same three-month period in fiscal 2010. Gross profits were strong in both fiscal years for Ventura Foods, but ingredient costs increased during the first fiscal quarter of 2011 as compared to the same period in the previous year. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $2.5 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2011 compared to the same three-month period in fiscal 2010.

Income Taxes.  Income tax expense of $24.9 million for the three months ended November 30, 2010 compared with $15.6 million for the three months ended November 30, 2009, resulting in effective tax rates of 10.8% and 11.3%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2010 and 2009. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $4.6 million for the three months ended November 30, 2010 increased by $2.0 million (78%) compared to the three months ended November 30, 2009. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On November 30, 2010, we had working capital, defined as current assets less current liabilities, of $1,681.3 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010. On November 30, 2009, we had working capital of $1,699.4 million and a current ratio of 1.5 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009.

On November 30, 2010, we had two committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that expires in June 2015, which had $400.0 million outstanding on November 30, 2010, and an interest rate of 2.01%. On November 24, 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. There was no amount outstanding on the 364-day revolving facility on November 30, 2010. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On November 30, 2009, we had no amount outstanding on the five-year revolving facility or the 364-day facility that existed on that date.

We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on November 30, 2010, August 31, 2010 or November 30, 2009.

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

Our cash flows used in operating activities were $376.4 million and $29.7 million for the three months ended November 30, 2010 and 2009, respectively. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash outflows for net changes in operating assets and liabilities during the three months ended November 30, 2010, compared to a smaller net increase during the three months ended November 30, 2009. Commodity prices increased significantly during the three months ended November 30, 2010, and resulted in increased working capital needs compared to August 31, 2010. During the three months ended November 30, 2009, commodity prices also increased, although not to the same extreme, and resulted in increased working capital needs compared to August 31, 2009.

Our operating activities used net cash of $376.4 million during the three months ended November 30, 2010. Net income including noncontrolling interests of $206.3 million and net non-cash expenses and cash distributions from equity investments of $58.4 million were exceeded by an increase in net operating assets and liabilities of $641.1 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $57.3 million and deferred taxes of $4.1 million, partially offset by income from equity investments, net of redemptions of those investments, of $1.8 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities reflected in increased inventories, hedging deposits (included in other current assets) and receivables, partially offset by an increase in accounts payable and customer advance payments on November 30, 2010, when compared to August 31, 2010. On November 30, 2010, the per bushel market prices of our three primary grain commodities increased as follows: corn $1.06 (25%), soybeans $2.35 (23%) and spring wheat $0.44 (6%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $12 (17%) per barrel on November 30, 2010 compared to August 31, 2010. On November 30, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 20% and 29%, depending on the specific products, compared to prices on August 31, 2010. An increase in grain inventory quantities in our Ag Business segment of 39.1 million bushels (26%) also contributed to the increase in net operating assets and liabilities when comparing inventories at November 30, 2010 to August 31, 2010.

Our operating activities used net cash of $29.7 million during the three months ended November 30, 2009. Net income including noncontrolling interests of $122.5 million and net non-cash expenses and cash distributions from equity investments of $65.0 million were exceeded by an increase in net operating assets and liabilities of $217.2 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $54.6 million and deferred taxes of $19.0 million, partially offset by income from equity investments, net of redemptions from those investments, of $6.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices reflected in increased receivables and inventories along with a decrease in customer credit balances, partially offset by increases in accounts payable and accrued expenses as well as customer advance payments on November 30, 2009, when compared to August 31, 2009. On November 30, 2009, the per bushel market prices of two of our three primary grain commodities, corn and spring wheat, increased by $0.77 (23%) and $0.33 (6%), respectively, while soybeans had a slight decrease of $0.40 (4%), when compared to the prices on August 31, 2009. In general, crude oil market prices increased $7 (10%) per barrel on November 30, 2009 compared to August 31, 2009. On November 30, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally had little or no change, depending on the specific products, compared to prices on August 31, 2009. An increase in grain inventory quantities in our Ag Business segment of 52.3 million bushels (57%) also contributed to the increase in net operating assets and liabilities when comparing inventories at November 30, 2009 to August 31, 2009.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2011, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2011. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2011, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2010 and 2009, the net cash flows used in our investing activities totaled $316.4 million and $31.9 million, respectively.

The acquisition of property, plant and equipment totaled $84.5 million and $72.0 million for the three months ended November 30, 2010 and 2009, respectively. Included in our acquisitions of property, plant and equipment were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana and NCRA’s McPherson, Kansas refineries were approximately $90.0 million for the project through November 30, 2010, with approximately $18.6 million of expenditures remaining during our second quarter of fiscal 2011. Approximately $14.0 million and $9.0 million of expenditures were incurred during the three months ended November 30, 2010 and 2009, respectively. Both refineries are producing gasoline within the regulated benzene levels as of January 2011.

Expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2010 and 2009, were $95.8 million and $5.8 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds during the three months ended November 30, 2010.

For the year ending August 31, 2011, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $639.1 million.

Investments made during the three months ended November 30, 2010 and 2009, totaled $3.5 million and $4.6 million, respectively.

Cash acquisitions of businesses, net of cash received, totaled $3.2 million during the three months ended November 30, 2010. We acquired the noncontrolling interest of an entity that had previously been, and continues to be, consolidated in our Ag Business segment.

Changes in notes receivable during the three months ended November 30, 2010, resulted in a net decrease in cash flows of $150.6 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable on November 30, 2010 compared to August 31, 2010, resulting in $143.4 million of the decrease, and the balance of $7.2 million was primarily from additional related party notes receivable at NCRA from its minority owners. During the three months ended November 30, 2009, changes in notes receivable resulted in a net increase in cash flows of $5.7 million. Of this change, $17.4 million is an increase in cash flows primarily due to the reduction of related party notes receivable at NCRA from its minority owners, partially offset by an $11.7 million decrease in cash flows from Cofina Financial notes receivable.

Partially offsetting our cash outlays for investing activities for the three months ended November 30, 2010 and 2009, were redemptions of investments we received totaling $20.0 million and $42.5 million, respectively. Of the redemptions received during the three months ended November 30, 2010 and 2009, $20.0 million and $40.0 million, respectively, were returns of capital from Agriliance for proceeds the company received from the sale of many of its retail facilities. In addition, for the three months ended November 30, 2010 and 2009, we received proceeds from the disposition of property, plant and equipment of $1.1 million and $2.3 million, respectively.

Cash Flows from Financing Activities

For the three months ended November 30, 2010 and 2009, the net cash flows provided by our financing activities totaled $561.1 million and $41.4 million, respectively.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On November 30, 2010, we had two committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that we entered into in June 2010, which expires in June 2015. On November 24, 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. On November 30, 2009, we had previous revolving facilities now terminated or expired, with a total committed amount of $1.6 billion. In addition to our revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2009, the line of credit dedicated to NCRA was renewed for an additional year, with a new $15.0 million facility currently being negotiated under a 60-day extension. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $37.7 million of inventories and receivables at November 30, 2010. On November 30, 2010, August 31, 2010 and November 30, 2009, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $440.1 million, $29.8 million and $18.6 million, respectively.

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on November 30, 2010, August 31, 2010 and November 30, 2009.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $250.0 million as of November 30, 2010, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. In December 2010, Cofina Funding received additional financing under note purchase agreements of $100.0 million, which increased its available credit to $350.0 million. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.51% as of November 30, 2010. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $315.6 million as of November 30, 2010. As of November 30, 2010, $140.6 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $175.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $120.0 million. The total outstanding commitments under the program totaled $75.3 million as of November 30, 2010, of which $52.8 million was borrowed under these commitments with an interest rate of 2.23%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of November 30, 2010, and are due upon demand. Borrowings under these notes totaled $143.1 million as of November 30, 2010.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On November 30, 2010, we had total long-term debt outstanding of $1,046.8 million, of which $150.0 million was bank financing, $884.3 million was private placement debt and $12.5 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, has not changed significantly during the three months ended November 30, 2010, except for additional long-term borrowings of $100.0 million. On August 31, 2010 and November 30, 2009, we had long-term debt outstanding of $986.2 million and $1,061.4 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $8.8 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of November 30, 2010. We were in compliance with all debt covenants and restrictions as of November 30, 2010.

We had long-term borrowings of $100.0 million during the three months ended November 30, 2010, compared to no long-term borrowing during the three months ended November 30, 2009. During the three months ended November 30, 2010 and 2009, we repaid long-term debt of $38.3 million and $10.6 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the three months ended November 30, 2010 and 2009, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million has an interest rate of 7.9% and is due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During the three months ended November 30, 2010 and 2009, no repayments were due.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the three months ended November 30, 2010 and 2009.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million had an interest rate of 4.08% and was paid in full at the end of the six-year term in April 2010. Another long-term note in the amount of $15.0 million has an interest rate of 4.39% and is due in full at the end of the seven-year term in 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during years 2014 through 2018. In November 2010, we borrowed $100.0 million under the shelf arrangement, for which the aggregate long-term notes have an interest rate 4.0% and are due in equal annual installments of $20.0 million during years 2017 through 2021.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. Repayments are due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during the three months ended November 30, 2010.

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

Other Financing

During the three months ended November 30, 2010 and 2009, changes in checks and drafts outstanding resulted in a decrease in cash flows of $34.1 million and an increase in cash flows of $46.0 million, respectively.

Distributions to noncontrolling interests for the three months ended November 30, 2010 and 2009, were $3.5 million and $1.0 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2010, are expected to be distributed during the three months ended February 28, 2011. The cash portion of this distribution, deemed by the Board of Directors to be 35%, is expected to be approximately $138.8 million and is classified as a current liability on our November 30, 2010 and August 31, 2010 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2010, that will be distributed in cash in fiscal 2011, to be approximately $67.6 million, of which $2.4 million was redeemed in cash during the three months ended November 30, 2010, compared to $2.3 million distributed in cash during the three months ended November 30, 2009.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2010, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the three months ended November 30, 2010 and 2009, were $6.1 million and $5.5 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, have not materially changed during the three months ended November 30, 2010.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2010, our bank covenants allowed maximum guarantees of $500.0 million, of which $34.2 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of November 30, 2010.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of November 30, 2010, loans receivable of $140.6 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010. The total obligations have not materially changed as of November 30, 2010, compared to August 31, 2010, except for the balance sheet changes in payables and a 13% increase in commodity purchase contracts related to recent appreciation in commodity prices.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2010. There have been no changes to these policies during the three months ended November 30, 2010.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 only impacts disclosures and was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. ASU No. 2010-06 did not have an impact on our disclosures during our first quarter of fiscal 2011.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

We did not experience any material changes in market risk exposures for the period ended November 30, 2010, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

ITEM 6.	Exhibits

Exhibit	Description

3.1	Amendment to the Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2010)
10.1	Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.2	Amendment No. 3 to Series 2008-A Supplement to Base Indenture dated as of November 12, 2010, by and among Cofina Funding, LLC, s the Issuer, U.S. Bank National Association, as the Trustee, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Required Noteholder (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.3	Amendment No. 4 to Base Indenture dated as of November 12, 2010, by and among Cofina Funding, LLC, as the Issuer, and U.S. Bank National Association, as the Trustee (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.4	Series 2008-A Cofina Variable Funding Asset-Backed Note No. 4 (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.5	Employment Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010).
10.6	Change of Control Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010).
10.7	2010 364-Day Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of November 24, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 29, 2010).
10.8	Revolving Credit Agreement ($40 million), dated as of December 22, 2010, between CHS Inc. and Sumitomo Mitsui Banking Corporation (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).
10.9	Note Purchase Agreement, dated as of December 23, 2010, among Cofina Funding, LLC, as Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, as Funding Agent, and the Financial Institutions from time to time parties hereto, as Committed Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).
10.10	Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).
10.11	Series 2010-A Supplement, dated as of December 23, 2010, by and among Cofina Funding, LLC, as Issuer, and U.S. National Bank Association, as Trustee, to the Base Indenture, dated as of December 23, 2010, between the Issuer and the Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).
10.12	Employment Security Agreement between CHS Inc. and Jay Debertin, dated December 23, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).
10.13	Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement).
10.14	Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement).
10.15	Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010.

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

January 11, 2011

/s/  David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer