Form 10-Q
period 2011-02-28
CHS INC
filed 2011-04-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2011.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	April 8, 2011

NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,	February 28,
	2011	2010	2010
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$184,126	$394,663	$220,629
Receivables	2,379,410	1,908,068	1,782,747
Inventories	3,232,315	1,961,376	2,035,291
Derivative assets	728,722	246,621	78,628
Other current assets	1,650,727	805,741	649,997

Total current assets	8,175,300	5,316,469	4,767,292
Investments	720,929	719,392	649,572
Property, plant and equipment	2,354,693	2,253,071	2,171,141
Other assets	442,335	377,196	294,800

Total assets	$11,693,257	$8,666,128	$7,882,805

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,640,736	$262,090	$197,827
Current portion of long-term debt	108,973	112,503	108,359
Customer credit balances	742,655	423,571	136,814
Customer advance payments	1,164,915	435,224	690,606
Checks and drafts outstanding	142,311	134,250	139,912
Accounts payable	1,597,719	1,472,145	1,175,334
Derivative liabilities	452,703	286,018	179,778
Accrued expenses	432,644	376,239	314,005
Dividends and equities payable	182,879	210,435	119,705

Total current liabilities	6,465,535	3,712,475	3,062,340
Long-term debt	930,990	873,738	947,628
Other liabilities	450,183	475,464	426,601
Commitments and contingencies
Equities:
Equity certificates	2,344,229	2,401,514	2,198,991
Preferred stock	319,368	319,368	282,694
Accumulated other comprehensive loss	(200,621)	(205,267)	(159,040)
Capital reserves	1,093,970	820,049	875,036

Total CHS Inc. equities	3,556,946	3,335,664	3,197,681
Noncontrolling interests	289,603	268,787	248,555

Total equities	3,846,549	3,604,451	3,446,236

Total liabilities and equities	$11,693,257	$8,666,128	$7,882,805

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(Dollars in thousands)
	(Unaudited)

Revenues	$7,706,119	$5,878,493	$15,841,223	$12,073,734
Cost of goods sold	7,413,196	5,711,768	15,239,224	11,704,348

Gross profit	292,923	166,725	601,999	369,386
Marketing, general and administrative	102,392	92,055	200,786	172,561

Operating earnings	190,531	74,670	401,213	196,825
Gain on investments	(66)	(13,775)	(66)	(13,775)
Interest, net	18,368	14,259	35,459	30,471
Equity income from investments	(41,931)	(18,934)	(79,566)	(51,100)

Income before income taxes	214,160	93,120	445,386	231,229
Income taxes	2,341	6,961	27,232	22,535

Net income	211,819	86,159	418,154	208,694
Net income attributable to noncontrolling interests	17,221	3,491	21,831	6,076

Net income attributable to CHS Inc.	$194,598	$82,668	$396,323	$202,618

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,
	2011	2010
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income including noncontrolling interests	$418,154	$208,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104,116	101,108
Amortization of deferred major repair costs	14,224	9,505
Income from equity investments	(79,566)	(51,100)
Distributions from equity investments	58,713	56,757
Noncash patronage dividends received	(1,567)	(1,613)
Gain on sale of property, plant and equipment	(2,554)	(2,118)
Gain on investments	(66)	(13,775)
Deferred taxes	(20,235)	13,436
Other, net	262	388
Changes in operating assets and liabilities:
Receivables	(246,541)	80,878
Inventories	(1,270,940)	(508,964)
Derivative assets	(482,101)	92,712
Other current assets and other assets	(838,961)	(202,191)
Customer credit balances	319,084	(137,529)
Customer advance payments	729,691	369,918
Accounts payable and accrued expenses	188,662	(107,199)
Derivative liabilities	169,520	(126,338)
Other liabilities	(17,076)	(15,034)

Net cash used in operating activities	(957,181)	(232,465)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(142,530)	(164,289)
Proceeds from disposition of property, plant and equipment	4,779	2,984
Expenditures for major repairs	(82,931)	(5,085)
Investments	(5,344)	(9,323)
Investments redeemed	26,472	94,069
Changes in notes receivable	(216,564)	(45,957)
Business acquisitions, net of cash acquired	(65,548)
Other investing activities, net	32

Net cash used in investing activities	(481,634)	(127,601)

Cash flows from financing activities:
Changes in notes payable	1,378,646	(49,045)
Long-term debt borrowings	100,000
Principal payments on long-term debt	(45,078)	(14,738)
Payments for bank fees on debt	(3,648)
Changes in checks and drafts outstanding	8,061	53,067
Distributions to noncontrolling interests	(4,190)	(1,423)
Preferred stock dividends paid	(12,272)	(10,976)
Retirements of equities	(52,178)	(11,476)
Cash patronage dividends paid	(141,376)	(153,759)
Other financing activities, net	(14)	64

Net cash provided by (used in) financing activities	1,227,951	(188,286)

Effect of exchange rate changes on cash and cash equivalents	327	(3,618)

Net decrease in cash and cash equivalents	(210,537)	(551,970)
Cash and cash equivalents at beginning of period	394,663	772,599

Cash and cash equivalents at end of period	$184,126	$220,629

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of February 28, 2011 and 2010, the Consolidated Statements of Operations for the three and six months ended February 28, 2011 and 2010, and the Consolidated Statements of Cash flows for the six months ended February 28, 2011 and 2010, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2010, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of intercompany accounts and transactions have been eliminated. We have analyzed controlling interests in variable interest entities in accordance with Accounting Standards Codification (ASC) 860-10-65-2, and after completion of our analysis, we determined that there are no changes in the companies we consolidate.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2010, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation. We have evaluated the impact of our adoption of Accounting Standards Codification (ASC) No. 860-10-65-3, “Accounting for Transfers of Financial Assets”, and have determined that there is no impact on our consolidated financial statements. We have also evaluated the impact of our adoption of Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” and have included the appropriate disclosures during our second quarter of fiscal 2011.

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of risk, but are not designated or accounted for as hedging instruments for accounting purposes with the exception of some derivative instruments included in our Energy segment. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

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

As of February 28, 2011, August 31, 2010 and February 28, 2010, we had the following outstanding derivative contracts:

	February 28, 2011		August 31, 2010		February 28, 2010
	Purchase	Sales	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	831,629	1,179,941	747,334	1,039,363	558,538	835,564
Energy products — barrels	11,423	10,099	8,633	10,156	8,077	8,367
Crop nutrients — tons	1,633	2,225	1,257	1,215	1,042	1,419
Ocean and barge freight - metric tons	1,941	281	1,385	279	2,892	3,048

As of February 28, 2011, August 31, 2010 and February 28, 2010, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	February 28,	August 31,	February 28,
	2011	2010	2010

Derivative Assets:
Commodity and freight derivatives	$1,120,094	$461,580	$234,260
Foreign exchange derivatives			59

	$1,120,094	$461,580	$234,319

Derivative Liabilities:
Commodity and freight derivatives	$842,280	$495,569	$332,284
Foreign exchange derivatives	121	222	6
Interest rate derivatives	551	1,227	3,179

	$842,952	$497,018	$335,469

As of February 28, 2011 and August 31, 2010, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

	February 28,	August 31,
	2011	2010

Derivative Liabilities:
Commodity and freight derivatives	$1,123	$3,959

For the three and six-month periods ended February 28, 2011 and 2010, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives not designated as hedging instruments were as follows:

		Amount of		Amount of
		Gain (Loss)		Gain (Loss)
	Location of	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Gain (Loss)	2011	2010	2011	2010

Commodity and freight derivatives	Cost of goods sold	$101,381	$25,885	$311,805	$31,782
Foreign exchange derivatives	Cost of goods sold	452	53	(598)	53
Interest rate derivatives	Interest, net	58	(363)	65	(1,008)

		$101,891	$25,575	$311,272	$30,827

Losses of $2.2 million ($1.3 million, net of taxes) were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the six months ended February 28, 2011, related to settlements. Contracts were entered into beginning in our third quarter of fiscal 2010, and the remaining contracts expire in fiscal 2011, with $0.7 million of losses, net of taxes, expected to be included in earnings during the next 12 months. As of February 28, 2011 and August 31, 2010, the unrealized losses deferred to accumulated other comprehensive loss were as follows:

	February 28,	August 31,
	2011	2010

Losses included in accumulated other comprehensive loss, net of tax benefit of $0.4 million and $1.5 million, respectively	$(686)	$(2,419)

Goodwill and Other Intangible Assets

Goodwill was $23.8 million, $23.0 million and $17.3 million on February 28, 2011, August 31, 2010 and February 28, 2010, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). The gross carrying amount of our identifiable intangible assets was $77.9 million with total accumulated amortization of $41.4 million as of February 28, 2011. No intangible assets were acquired during the six-month periods ended February 28, 2011 or 2010. Total amortization expense for intangible assets during the six-month periods ended February 28, 2011 and 2010, was $5.7 million during each period. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years will approximate $9.2 million annually for the first two years, $4.9 million for the next year and $2.2 million for the following two years.

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

Expenditures for major repairs related to refinery turnarounds during the six months ended February 28, 2011 and 2010, were $82.9 million and $5.1 million, respectively. Both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas completed turnarounds during the first quarter of fiscal 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 only impacts disclosures and was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. There were no significant transfers between Level 1 and Level 2 assets or liabilities during the three-month or six-month periods ended February 28, 2011.

Note 2.	Receivables

	February 28,	August 31,	February 28,
	2011	2010	2010

Trade accounts receivable	$1,739,621	$1,543,530	$1,409,309
Cofina Financial notes receivable	560,196	340,303	293,436
Other	174,806	123,770	170,835

	2,474,623	2,007,603	1,873,580
Less allowances and reserves	95,213	99,535	90,833

	$2,379,410	$1,908,068	$1,782,747

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

Cofina Financial, LLC (Cofina Financial), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as Cofina Financial has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. Cofina Financial also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, Cofina Financial has long-term notes receivable with durations of not more than ten years of $117.6 million, $144.4 million and $135.2 million at February 28, 2011, August 31, 2010, and February 28, 2010, respectively, which are included in other assets on our Consolidated Balance Sheets. As of February 28, 2011, August 31, 2010, and February 28, 2010, the commercial notes represented 88%, 81% and 83%, respectively, and the producer notes represented 12%, 19% and 17%, respectively, of the total Cofina Financial notes receivable.

Cofina Financial evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to Cofina Financial are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of Cofina Financial notes that were past due was not significant at any reporting date presented.

Note 3.	Inventories

	February 28,	August 31,	February 28,
	2011	2010	2010

Grain and oilseed	$1,673,116	$983,846	$776,229
Energy	605,791	515,930	518,735
Crop nutrients	381,554	135,526	246,252
Feed and farm supplies	485,656	242,482	399,292
Processed grain and oilseed	76,042	74,064	85,019
Other	10,156	9,528	9,764

	$3,232,315	$1,961,376	$2,035,291

At February 28, 2011, we valued approximately 13% of inventories, primarily related to Energy, using the lower of cost, determined on the last-in-first out (LIFO) method, or market (12% and 19% as of August 31, 2010 and February 28, 2010, respectively). If the first-in-first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $507.2 million, $345.4 million and $379.9 million at February 28, 2011, August 31, 2010 and February 28, 2010, respectively.

Note 4.	Other Current Assets

	February 28,	August 31,	February 28,
	2011	2010	2010

Hedging Deposits	$1,018,105	$618,385	$190,604
Prepaid Merchandise	448,311	52,921	363,984
Other	184,311	134,435	95,409

	$1,650,727	$805,741	$649,997

Our hedging deposits primarily consist of deposits on the balance sheet of our wholly-owned subsidiary, Country Hedging, Inc., which is a registered futures commission merchant and a full-service commodity futures and options broker.

Note 5.	Investments

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in Corporate and Other, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance has sold its retail operating facilities to various third parties, as well as to us and to Land O’Lakes, and continues to exist as a 50-50 joint venture as the company winds down its business activity and primarily holds long-term liabilities. During the six months ended February 28, 2011 and 2010, we received $25.0 million and $90.0 million, respectively, in cash distributions from Agriliance as a return of capital, primarily from the sale of Agriliance retail facilities.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 28, 2011, our carrying value of Ventura Foods exceeded our share of their equity by $13.8 million, of which $0.9 million is being amortized with a remaining life of approximately one year. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of February 28, 2011, August 31, 2010 and February 28, 2010, and the statements of operations for the three and six months ended February 28, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Net sales	$541,439	$460,931	$1,081,920	$949,401
Gross profit	66,581	47,741	129,376	116,657
Net income	29,438	8,083	52,296	37,556
Net income attributable to CHS Inc.	14,719	4,042	26,148	18,778

	February 28,	August 31,	February 28,
	2011	2010	2010

Current assets	$566,516	$512,554	$484,189
Non-current assets	460,177	459,346	453,935
Current liabilities	218,405	166,408	162,447
Non-current liabilities	299,837	308,795	303,936

As of March 31, 2011, we dissolved our United Harvest joint venture which operated two grain export facilities in Washington. As a result of the dissolution, we are now operating our Kalama, Washington export facility, and our joint venture partner is operating their Vancouver, Washington facility. During the next 18 to 24 months we will continue building upgraded infrastructure and additional capacity at our Kalama facility.

Until the construction is complete, our reduced export operations in that region will have a negative impact on earnings in our Ag Business segment, but we do not believe the impact will be material.

We have a definitive agreement dated March 17, 2011 to sell our 45% ownership interest Multigrain, S.A. to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million. We believe that our Ag Business segment will recognize a significant gain from the sale during our third quarter of fiscal 2011. As a result, during our second quarter of fiscal 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million.

Note 6.	Notes Payable and Long-Term Debt

	February 28,	August 31,	February 28,
	2011	2010	2010

Notes payable	$1,190,862	$29,776	$14,994
Cofina Financial notes payable	449,874	232,314	182,833

	$1,640,736	$262,090	$197,827

In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. The financial covenants of the new facility are substantially the same as the terminated facility.

As of November 2010, Cofina Funding, LLC, a wholly-owned subsidiary of Cofina Financial, had an additional $50.0 million of available credit under note purchase agreements with various purchasers, through the issuance of short term notes payable ($200.0 million on August 31, 2010), and as of December 2010, it had another $100 million available for a total of $350 million.

In November 2010, we borrowed $100.0 million under a Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America and certain of its affiliates. The aggregate long-term notes have an interest rate of 4.0% and are due in equal annual installments of $20.0 million during fiscal 2017 through 2021.

Related to the Agri Point Ltd. (Agri Point) acquisition, further discussed in Note 12, we signed a term loan agreement with the European Bank for Reconstruction and Development (EBRD), the proceeds of which were to be used solely to finance up to one-half of the purchase price of the shares of stock of Agri Point. In March 2011, we received a draw of $31.9 million under the agreement. The loan is for a term of seven years and bears interest at a variable rate based on the three-month LIBOR plus 2.1%. We have the option to fix the interest for periods of no less than one year on any interest payment date. We also signed a three-year revolving agreement for up to $40.0 million to be used for up to 35% of the working capital needs of the Agri Point operations. We have the right to increase the capacity under the revolving credit agreement to $120.0 million. Draws under the revolving credit agreement bear interest at a variable rate based on LIBOR plus 1.25%, and as of February 28, 2011, there was no outstanding balance.

Note 7.	Interest, net

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Interest expense	$20,258	$17,515	$39,155	$35,794
Capitalized interest	(1,296)	(1,527)	(2,692)	(3,051)
Interest income	(594)	(1,729)	(1,004)	(2,272)

Interest, net	$18,368	$14,259	$35,459	$30,471

Note 8.	Equities

Changes in equity for the six-month periods ended February 28, 2011 and 2010 are as follows:

	Fiscal 2011	Fiscal 2010

CHS Inc. balances, September 1, 2010 and 2009	$3,335,664	$3,090,302
Net income attributable to CHS Inc.	396,323	202,618
Other comprehensive income (loss)	4,646	(2,770)
Patronage distribution	(401,962)	(437,640)
Patronage accrued	396,500	426,500
Equities retired	(52,178)	(11,476)
Equity retirements accrued	52,178	11,476
Equities issued in exchange for elevator properties		616
Preferred stock dividends	(12,272)	(10,976)
Preferred stock dividends accrued	4,091	3,659
Accrued dividends and equities payable	(167,491)	(81,059)
Other, net	1,447	6,431

CHS Inc. balances, February 28, 2011 and 2010	$3,556,946	$3,197,681

Noncontrolling interests balances, September 1, 2010 and 2009	$268,787	$242,862
Net income attributable to noncontrolling interests	21,831	6,076
Distributions to noncontrolling interests	(4,190)	(1,423)
Distributions accrued	2,757	1,014
Other	418	26

Noncontrolling interests balances, February 28, 2011 and 2010	$289,603	$248,555

Note 9.	Comprehensive Income

Total comprehensive income was $422.8 million and $205.9 million for the six months ended February 28, 2011 and 2010, respectively, which included amounts attributable to noncontrolling interests of $21.8 million and $6.1 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three and six months ended February 28, 2011 and 2010. On February 28, 2011, August 31, 2010 and February 28, 2010, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 10.	Employee Benefit Plans

Employee benefits information for the three and six months ended February 28, 2011 and 2010 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010

Components of net periodic benefit costs for the three months ended February 28, 2011 and 2010:
Service cost	$6,467	$5,206	$319	$308	$421	$329
Interest cost	5,505	5,745	496	571	509	517
Expected return on plan assets	(10,480)	(9,231)
Prior service cost amortization	582	549	35	105	153	139
Actuarial loss (gain) amortization	3,960	2,633	256	159	87	(11)
Transition amount amortization					50	50

Net periodic benefit cost	$6,034	$4,902	$1,106	$1,143	$1,220	$1,024

Components of net periodic benefit costs for the six months ended February 28, 2011 and 2010:
Service cost	$12,934	$10,412	$639	$616	$841	$659
Interest cost	11,010	11,495	993	1,142	1,018	1,035
Expected return on plan assets	(20,955)	(18,451)
Prior service cost amortization	1,164	1,097	70	210	306	274
Actuarial loss (gain) amortization	7,924	5,271	509	318	174	(23)
Transition amount amortization					101	101

Net periodic benefit cost	$12,077	$9,824	$2,211	$2,286	$2,440	$2,046

Employer Contributions:

Total contributions to be made during fiscal 2011, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2011, CHS and NCRA made no contributions to the pension plans, and have no current plans for contributions during fiscal 2011.

Note 11.	Segment Reporting

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments. One of these changes is that we no longer have a chief operating officer of Processing, resulting in the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations and, since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in our Ag Business segment, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the three and six month periods ended February 28, 2010, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to our business segments, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, these investments principally include our 50% ownership in TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), as well as our 45% ownership in Multigrain S.A. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and Agriliance, LLC (Agriliance), as well as our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and six months ended February 28, 2011 and 2010 is as follows:

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total

For the Three Months Ended February 28, 2011
Revenues	$2,558,415	$5,215,991	$16,659	$(84,946)	$7,706,119
Cost of goods sold	2,417,440	5,081,404	(702)	(84,946)	7,413,196

Gross profit	140,975	134,587	17,361	—	292,923
Marketing, general and administrative	33,937	51,704	16,751		102,392

Operating earnings	107,038	82,883	610	—	190,531
Gain on investments		(66)			(66)
Interest, net	1,295	14,353	2,720		18,368
Equity income from investments	(1,467)	(18,319)	(22,145)		(41,931)

Income before income taxes	$107,210	$86,915	$20,035	$—	$214,160

Intersegment revenues	$(84,946)			$84,946	$—

For the Three Months Ended February 28, 2010 — Revised
Revenues	$2,037,528	$3,897,632	$11,532	$(68,199)	$5,878,493
Cost of goods sold	1,990,171	3,790,861	(1,065)	(68,199)	5,711,768

Gross profit	47,357	106,771	12,597	—	166,725
Marketing, general and administrative	29,125	49,413	13,517		92,055

Operating earnings	18,232	57,358	(920)	—	74,670
Gain on investments		(67)	(13,708)		(13,775)
Interest, net	3,070	6,736	4,453		14,259
Equity income from investments	(1,190)	(11,746)	(5,998)		(18,934)

Income before income taxes	$16,352	$62,435	$14,333	$—	$93,120

Intersegment revenues	$(68,199)			$68,199	$—

For the Six Months Ended February 28, 2011
Revenues	$4,951,157	$11,031,505	$32,273	$(173,712)	$15,841,223
Cost of goods sold	4,722,883	10,691,724	(1,671)	(173,712)	15,239,224

Gross profit	228,274	339,781	33,944	—	601,999
Marketing, general and administrative	64,013	104,591	32,182		200,786

Operating earnings	164,261	235,190	1,762	—	401,213
Gain on investments		(66)			(66)
Interest, net	2,928	27,025	5,506		35,459
Equity income from investments	(3,133)	(33,358)	(43,075)		(79,566)

Income before income taxes	$164,466	$241,589	$39,331	$—	$445,386

Intersegment revenues	$(173,712)			$173,712	$—

Goodwill	$1,165	$15,687	$6,898		$23,750

Capital expenditures	$90,756	$50,551	$1,223		$142,530

Depreciation and amortization	$59,017	$37,058	$8,041		$104,116

Total identifiable assets at February 28, 2011	$3,098,161	$6,021,339	$2,573,757		$11,693,257

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total

For the Six Months Ended February 28, 2010 — Revised
Revenues	$4,302,108	$7,898,164	$22,906	$(149,444)	$12,073,734
Cost of goods sold	4,212,891	7,643,589	(2,688)	(149,444)	11,704,348

Gross profit	89,217	254,575	25,594	—	369,386
Marketing, general and administrative	57,015	90,467	25,079		172,561

Operating earnings	32,202	164,108	515	—	196,825
Gain on investments		(67)	(13,708)		(13,775)
Interest, net	3,859	16,758	9,854		30,471
Equity income from investments	(2,296)	(24,116)	(24,688)		(51,100)

Income before income taxes	$30,639	$171,533	$29,057	$—	$231,229

Intersegment revenues	$(149,444)			$149,444	$—

Goodwill	$1,983	$8,465	$6,898		$17,346

Capital expenditures	$90,495	$70,998	$2,796		$164,289

Depreciation and amortization	$59,475	$34,119	$7,514		$101,108

Total identifiable assets at February 28, 2010	$2,845,306	$3,846,184	$1,191,315		$7,882,805

Note 12.	Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at February 28, 2011, August 31, 2010 and February 28, 2010 were as follows:

	Fair Value Measurements at February 28, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,749,157		$1,749,157
Commodity and freight derivatives	$72,219	656,503		728,722
Other assets	71,452			71,452

Total Assets	$143,671	$2,405,660		$2,549,331

Liabilities:
Commodity and freight derivatives	$118,661	$333,370		$452,031
Foreign currency derivatives	121			121
Interest rate swap derivatives		551		551

Total Liabilities	$118,782	$333,921		$452,703

	Fair Value Measurements at August 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,057,910		$1,057,910
Commodity and freight derivatives	$38,342	208,279		246,621
Other assets	62,612			62,612

Total Assets	$100,954	$1,266,189		$1,367,143

Liabilities:
Commodity and freight derivatives	$79,940	$204,629		$284,569
Foreign currency derivatives	222			222
Interest rate swap derivatives		1,227		1,227

Total Liabilities	$80,162	$205,856		$286,018

	Fair Value Measurements at February 28, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$861,248		$861,248
Commodity and freight derivatives	$12,117	66,511		78,628
Other assets	56,287			56,287

Total Assets	$68,404	$927,759		$996,163

Liabilities:
Commodity and freight derivatives	$17,779	$158,820		$176,599
Interest rate swap derivatives		3,179		3,179

Total Liabilities	$17,779	$161,999		$179,778

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

The table below represents a reconciliation at February 28, 2010, for assets measured at fair value using significant unobservable inputs (Level 3). This consisted of short-term investments representing an enhanced cash fund at NCRA that was closed due to credit-market turmoil.

Level 3 Short-Term
Investments
2010

Balance, September 1, 2009	$1,932
Realized/unrealized losses included in marketing, general and administrative	38
Settlements	(1,970)

Balance, February 28, 2010	$—

There were no significant transfers between Level 1 and Level 2 assets or liabilities.

Business acquisitions during the six months ended February 28, 2011, resulted in estimated fair value measurements that are not on a recurring basis. In January 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary and Bulgaria, with a deep water port facility in Constanza, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. A preliminary purchase price allocation of the business primarily consisted of facilities and equipment. Proforma results of operations are not presented due to materiality.

Note 13.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $30.9 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of February 28, 2011.

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

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments. One of these changes is that we no longer have a chief operating officer of Processing, resulting in the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations and, since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in our Ag Business segment, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the three and six month periods ended February 28, 2010, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to all business segments, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, these investments principally include our 50% ownership in TEMCO, LLC (TEMCO) and United Harvest, LLC (United Harvest), as well as our 45% ownership in Multigrain S.A. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and Agriliance, LLC (Agriliance), as well as our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P.

Recent Events

The recent earthquake and related aftershocks in Japan have had little or no impact on our businesses to date. We are wary of possible logistical disruptions, and also a possible decline in demand for our products in the future, but are still assessing the situation. At this time, we do not believe that the events will have a material adverse effect on us.

As of March 31, 2011, we dissolved our United Harvest joint venture which operated two grain export facilities in Washington. As a result of the dissolution, we are now operating our Kalama, Washington export facility, and our joint venture partner is operating their Vancouver, Washington facility. During the next 18 to 24 months we will continue building upgraded infrastructure and additional capacity at our Kalama facility. Until the construction is complete, our reduced export operations in that region will have a negative impact on earnings in our Ag Business segment, but we do not believe the impact will be material.

We have a definitive agreement dated March 17, 2011 to sell our 45% ownership interest Multigrain, S.A. to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million. We believe that our Ag Business segment will recognize a significant gain from the sale during our third quarter of fiscal 2011. As a result, during our second quarter of fiscal 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million.

Results of Operations

Comparison of the three months ended February 28, 2011 and 2010

General.  We recorded income before income taxes of $214.2 million during the three months ended February 28, 2011 compared to $93.1 million during the three months ended February 28, 2010, an increase of $121.1 million (130%). Operating results reflected higher pretax earnings in our Energy and Ag Business segments and Corporate and Other.

Our Energy segment generated income before income taxes of $107.2 million for the three months ended February 28, 2011 compared to $16.4 million in the three months ended February 28, 2010. This increase in earnings of $90.8 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. Earnings in our lubricants and transportation businesses also improved, while our propane, equipment, and renewable fuels marketing businesses experienced lower earnings during the three months ended February 28, 2011 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $86.9 million for the three months ended February 28, 2011 compared to $62.4 million in the three months ended February 28, 2010, an increase in earnings of $24.5 million (39%). Earnings from our wholesale crop nutrients business improved $9.0 million for the three months ended February 28, 2011 compared with the same period in fiscal 2010 primarily from improved margins. Our country operations earnings increased $8.6 million during the three months ended February 28, 2011 compared to the same period in the prior year, primarily as a result of higher grain volumes and increased retail margins, including from acquisitions made over the past year. Our grain marketing earnings increased by $0.8 million during the three months ended February 28, 2011 compared with the same period in fiscal 2010, primarily as a result of improved volumes and margins. Our oilseed processing earnings increased by $6.1 million during the three months ended February 28, 2011 compared to the same period in the prior year, primarily due to increased crushing margins, partially offset with reduced refining margins.

Corporate and Other generated income before income taxes of $20.0 million for the three months ended February 28, 2011 compared to $14.3 million in the three months ended February 28, 2010, an increase in earnings of $5.7 million (40%). Business solutions earnings increased $3.0 million during the three months ended February 28, 2011 compared with the same period in fiscal 2010, primarily from increased activities in our financial and insurance services. Our Agriliance equity investment generated reduced earnings of $10.4 million, net of allocated internal expenses, primarily from a gain on the sale of many of their facilities recorded in the first half of fiscal 2010. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $10.8 million during the three months ended February 28, 2011, compared to the same period of the prior year, primarily from improved margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $2.3 million for the three months ended February 28, 2011 compared to the same period in the prior year, primarily as a result of improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2011 was $194.6 million compared to $82.7 million for the three months ended February 28, 2010, which represents an $111.9 million (135%) increase.

Revenues.  Consolidated revenues were $7.7 billion for the three months ended February 28, 2011 compared to $5.9 billion for the three months ended February 28, 2010, which represents a $1.8 billion (31%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $2.5 billion increased by $504.1 million (26%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010. During the three months ended February 28, 2011 and 2010, our Energy segment recorded revenues from our Ag Business segment of $84.9 million and $68.2 million, respectively. The net increase in revenues of $504.1 million is comprised of a net increase of $492.6 million related to higher prices on refined fuels, renewable fuels marketing and propane products, in addition to $11.5 million related to a net increase in sales volume. Refined fuels revenues increased $406.5 million (33%), of which $389.5 million was related to a net average selling price increase and $17.0 million was attributable to increased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.64 per gallon (31%), while volumes increased 1%. Propane revenues increased $26.4 million (8%), of which $35.0 million was related to an increase in the net average selling price, partially offset by $8.6 million due to a decrease in volume, when compared to the same period in the previous year. The average selling price of propane increased $0.13 per gallon (11%), while sales volume decreased 3% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $54.9 million (19%), primarily from an increase in the average selling price of $0.45 per gallon (23%), partially offset by a 4% decrease in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment revenues of $5.2 billion increased $1.3 billion (34%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010. Grain revenues in our Ag Business segment totaled $4.2 billion and $3.0 billion during the three months ended February 28, 2011 and 2010, respectively. Of the grain revenues increase of $1.2 billion (38%), $938.3 million is due to increased average grain selling prices, and $216.5 million is due to a 7% net increase in volumes, during the three months ended February 28, 2011 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.92 per bushel (29%) over the same three-month period in fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the three months ended February 28, 2010.

Our oilseed processing revenues in our Ag Business segment of $310.6 million increased $47.4 million (18%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The net increase in revenues of $47.4 million is comprised of $39.1 million from an increase in the average selling price of our oilseed products and a net increase of $8.3 million related to increased volumes, as compared to the three months ended February 28, 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $427.5 million and $339.0 million during the three months ended February 28, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $88.5 million (26%), $95.0 million was related to increased average fertilizer selling prices, partially offset by $6.5 million due to decreased volumes, during the three months ended February 28, 2011 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $96 per ton (29%) over the same three-month period in fiscal 2010. Our wholesale crop nutrient volumes decreased 2% during the three months ended February 28, 2011 compared with the same period of a year ago.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $286.0 million increased by $36.9 million (15%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010, primarily the result of increased revenues in our country operations sales of energy and feed products. Other revenues within our Ag Business segment of $35.9 million during the three months ended February 28, 2011 decreased $7.0 million (16%) compared to the three months ended February 28, 2010.

Cost of Goods Sold.  Consolidated cost of goods sold were $7.4 billion for the three months ended February 28, 2011 compared to $5.7 billion for the three months ended February 28, 2010, which represents a $1.7 billion (30%) increase.

Our Energy segment cost of goods sold of $2.4 billion increased by $427.3 million (22%) during the three months ended February 28, 2011 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold, excluding to NCRA’s minority owners, increased $283.4 million (26%) which reflects an increase in the average cost of refined fuels of $0.55 per gallon (26%); while volumes remained relatively flat compared to the three months ended February 28, 2010. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 28, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 16% compared to the three months ended February 28, 2010. The cost of propane increased $35.8 million (12%) primarily from an average cost increase of $0.17 per gallon (15%), partially offset by a 3% decrease in volumes, when compared to the three months ended February 28, 2010. Renewable fuels marketing costs increased $54.8 million (19%), primarily from an increase in the average cost of $0.45 per gallon (24%), partially offset by a 4% decrease in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.0 billion, increased $1.3 billion (34%) during the three months ended February 28, 2011 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4.1 billion and $2.9 billion during the three months ended February 28, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $1.2 billion (38%) compared to the three months ended February 28, 2010. This is primarily the result of a $1.85 (29%) increase in the average cost per bushel, in addition to a 7% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the same three-month period a year ago.

Our oilseed processing cost of goods sold in our Ag Business segment of $298.5 million increased $41.2 million (16%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $405.9 million and $324.1 million during the three months ended February 28, 2011 and 2010, respectively. The net increase of $81.8 million (25%) is comprised of an increase in the average cost per ton of fertilizer of $88 (27%), partially offset by a net decrease in tons sold of 2%, when compared to the same three-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $35.4 million (20%) during the three months ended February 28, 2011 compared to the three months ended February 28, 2010, primarily due to net higher input commodity prices, along with increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Gain on Investments.  Gain on investments of $66 thousand for the three months ended February 28, 2011 decreased $13.7 million compared to the same period in fiscal 2010. During the three months ended February 28, 2010, we recorded a net gain on investments of $13.8 million, primarily related to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $102.4 million for the three months ended February 28, 2011 increased by $10.3 million (11%) compared to the three months ended February 28, 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased pension and incentive accruals in many of our business operations and Corporate and Other.

Interest, net.  Net interest of $18.4 million for the three months ended February 28, 2011 increased $4.1 million (29%) compared to the same period in fiscal 2010. Interest expense for the three months ended February 28, 2011 and 2010 was $20.3 million and $17.5 million, respectively. The increase in interest expense of $2.8 million (16%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during the three months ended February 28, 2011 compared to the same period in the previous year. The average level of short-term borrowings increased $872.2 million (350%), primarily due to increased working capital needs resulting from higher commodity prices, and was partially offset with reduced average long-term borrowings during the three months ended February 28, 2011 compared to the same period in fiscal 2010. For the three months ended February 28, 2011 and 2010, we capitalized interest of $1.3 million and $1.5 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $0.6 million and $1.7 million for the three months ended February 28, 2011 and 2010, respectively, a net decrease in interest income of $1.1 million.

Equity Income from Investments.  Equity income from investments of $41.9 million for the three months ended February 28, 2011 increased $23.0 million (122%) compared to the three months ended February 28, 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in Corporate and Other and our Ag Business and Energy segments of $16.1 million, $6.6 million, and $0.3 million, respectively.

Corporate and Other generated increased equity investment earnings of $16.1 million. Our share of equity investment earnings or losses in agronomy improved earnings by $3.4 million and reflects negative retail margins during the three months ended February 28, 2010 as this operation was being repositioned. We recorded increased earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $10.7 million compared to the same three-month period in fiscal 2010 due to improved margins. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $2.0 million, net. Volatility in the grain markets created wheat merchandising opportunities, which increased margins for Horizon Milling during fiscal 2011 compared to the same three-month period in fiscal 2010.

Our Ag Business segment generated improved equity investment earnings of $6.6 million. We had a net increase of $5.3 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended February 28, 2011 compared to the same period the previous year, which is primarily related to improved export margins partially offset by decreased margins in an international investment. Our country operations business reported an aggregate increase in equity investment earnings of $1.3 million from several small equity investments.

Income Taxes.  Income tax expense of $2.3 million for the three months ended February 28, 2011 compared with $7.0 million for the three months ended February 28, 2010, resulting in effective tax rates of 1.1% and 7.5%, respectively. As a result of the Multigrain, S.A. transaction previously discussed, during the three months ended February 28, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 28, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $17.2 million for the three months ended February 28, 2011 increased by $13.7 million (393%) compared to the three months ended February 28, 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the six months ended February 28, 2011 and 2010

General.  We recorded income before income taxes of $445.4 million during the six months ended February 28, 2011 compared to $231.2 million during the six months ended February 28, 2010, an increase of $214.2 million (93%). Operating results reflected higher pretax earnings in our Energy and Ag Business segments and Corporate and Other.

Our Energy segment generated income before income taxes of $164.5 million for the six months ended February 28, 2011 compared to $30.6 million in the six months ended February 28, 2010. This increase in earnings of $133.9 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. Earnings in our renewable fuels marketing and transportation businesses also improved, while our propane, lubricants and equipment businesses experienced lower earnings during the six months ended February 28, 2011 when compared to the same six-month period of the previous year.

Our Ag Business segment generated income before income taxes of $241.6 million for the six months ended February 28, 2011 compared to $171.5 million in the six months ended February 28, 2010, an increase in earnings of $70.1 million (41%). Earnings from our wholesale crop nutrients business improved $21.9 million for the six months ended February 28, 2011 compared with the same period in fiscal 2010, primarily from increased volumes and improved margins. Our country operations earnings increased $38.7 million during the six months ended February 28, 2011 compared to the same period in the prior year, primarily as a result of higher grain volumes and increased retail margins, including from acquisitions made over the past year. Our grain marketing earnings increased by $13.5 million during the six months ended February 28, 2011 compared with the same period in fiscal 2010, primarily as a result of improved volumes and margins. Our oilseed processing earnings decreased by $4.0 million during the six months ended February 28, 2011 compared to the same period in the prior year, primarily due to reduced refining margins, partially offset by improved crushing margins. Increased volumes are expected to continue for our Ag Business segment through the next quarter.

Corporate and Other generated income before income taxes of $39.3 million for the six months ended February 28, 2011 compared to $29.1 million in the six months ended February 28, 2010, an increase in earnings of $10.2 million (35%). Business solutions earnings increased $5.4 million during the six months ended February 28, 2011 compared with the same period in fiscal 2010, primarily from increased activities in our financial and hedging services. Our Agriliance equity investment generated reduced earnings of $7.2 million, net of allocated internal expenses, primarily from a gain on the sale of many of their facilities recorded in the first half of fiscal 2010. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, increased by $6.5 million during the six months ended February 28, 2011, compared to the same period of the prior year, primarily from increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased by $5.5 million for the six months ended February 28, 2011 compared to the same period in the prior year, primarily as a result of improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2011 was $396.3 million compared to $202.6 million for the six months ended February 28, 2010, which represents a $193.7 million (96%) increase.

Revenues.  Consolidated revenues were $15.8 billion for the six months ended February 28, 2011 compared to $12.1 billion for the six months ended February 28, 2010, which represents a $3.7 billion (31%) increase.

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

Our Energy segment revenues, after elimination of intersegment revenues, of $4.8 billion increased by $624.8 million (15%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010. During the six months ended February 28, 2011 and 2010, our Energy segment recorded revenues from our Ag Business segment of $173.7 million and $149.4 million, respectively. The net increase in revenues of $624.8 million is comprised of a net increase of $825.6 million related to higher prices on refined fuels, renewable fuels marketing and propane products, partially offset by $200.8 million related to a net decrease in sales volume. Refined fuels revenues increased $514.7 million (18%), of which $648.4 million was related to a net average selling price increase, partially offset by $133.7 million, which was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.49 per gallon (24%), while volumes decreased 5%. The volume decrease was mainly from the reduced volumes to the minority owners of NCRA due to NCRA’s required major maintenance, in addition to the impact of the global economy with less transport diesel usage, when comparing the six months ended February 28, 2011 with the same period a year ago. Propane revenues decreased $52.9 million (9%), of which $115.7 million was due to a decrease in volume, partially offset by $62.8 million related to an increase in the net average selling price, when compared to the same period in the previous year. The average selling price of propane increased $0.16 per gallon (14%), while sales volume decreased 21% in comparison to the same period of the prior year. The decrease in propane volumes primarily reflects decreased demand, primarily from a greatly reduced crop drying season in the fall of fiscal 2011 as compared to the fall of fiscal 2010. Renewable fuels marketing revenues increased $141.1 million (25%), primarily from an increase in the average selling price of $0.40 per gallon (21%), coupled with a 3% increase in volumes, when compared with the same six-month period in the previous year.

Our Ag Business segment revenues of $11.0 billion increased $3.1 billion (40%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010. Grain revenues in our Ag Business segment totaled $8.6 billion and $6.0 billion during the six months ended February 28, 2011 and 2010, respectively. Of the grain revenues increase of $2.6 billion (42%), $2.0 billion is due to increased average grain selling prices, and $606.0 million is due to a 10% net increase in volumes, during the six months ended February 28, 2011 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.87 per bushel (29%) over the same six-month period in fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the six months ended February 28, 2010.

Our oilseed processing revenues in our Ag Business segment of $592.4 million increased $67.0 million (13%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010. The net increase in revenues of $67.0 million is comprised of $50.9 million from an increase in the average selling price of our oilseed products and a net increase of $16.1 million related to increased volumes, as compared to the six months ended February 28, 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $986.5 million and $620.0 million during the six months ended February 28, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $366.5 million (59%), $207.5 million was related to increased average fertilizer selling prices and $159.0 million was due to increased volumes, during the six months ended February 28, 2011 compared to the same period in the prior fiscal year. The average sales price of all fertilizers sold reflected an increase of $87 per ton (27%) over the same six-month period in fiscal 2010. Our wholesale crop nutrient volumes increased 26% during the six months ended February 28, 2011 compared with the same period of a year ago, mainly due to good weather conditions in the fall of fiscal 2011 which allowed for early fertilizer application compared to a late fall harvest in fiscal 2010 which delayed fertilizer application.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $747.0 million increased by $134.6 million (22%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010, primarily the result of increased revenues in our country operations sales of retail crop nutrients and energy products. Other revenues within our Ag Business segment of $88.0 million during the six months ended February 28, 2011 decreased $3.3 million (4%) compared to the six months ended February 28, 2010.

Cost of Goods Sold.  Consolidated cost of goods sold were $15.2 billion for the six months ended February 28, 2011 compared to $11.7 billion for the six months ended February 28, 2010, which represents a $3.5 billion (30%) increase.

Our Energy segment cost of goods sold of $4.7 billion increased by $510.0 million (12%) during the six months ended February 28, 2011 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold, excluding to NCRA’s minority owners, increased $435.2 million (18%) which reflects an increase in the average cost of refined fuels of $0.40 per gallon (20%); while volumes decreased 2% compared to the six months ended February 28, 2010. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 14% compared to the six months ended February 28, 2010. The cost of propane decreased $36.9 million (7%) primarily from a 21% decrease in volumes, partially offset by an average cost increase of $0.19 per gallon (17%), when compared to the six months ended February 28, 2010. Renewable fuels marketing costs increased $139.9 million (25%), primarily from an increase in the average cost of $0.40 per gallon (21%), in addition to a 4% increase in volumes, when compared with the same six-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $10.5 billion, increased $3.0 billion (40%) during the six months ended February 28, 2011 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $8.4 billion and $5.9 billion during the six months ended February 28, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $2.5 billion (43%) compared to the six months ended February 28, 2010. This is primarily the result of a $1.83 (30%) increase in the average cost per bushel, in addition to a 10% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the same six-month period a year ago.

Our oilseed processing cost of goods sold in our Ag Business segment of $574.0 million increased $71.3 million (14%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined and processed products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $937.4 million and $592.3 million during the six months ended February 28, 2011 and 2010, respectively. The net increase of $345.1 million (58%) is comprised of a net increase in tons sold of 26%, in addition to an increase in the average cost per ton of fertilizer of $81 (26%), when compared to the same six-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $104.9 million (22%) during the six months ended February 28, 2011 compared to the six months ended February 28, 2010, primarily due to net higher input commodity prices, along with increases due to volumes generated from earlier fall application affecting retail crop nutrients and energy and increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Gain on Investments.  Gain on investments of $66 thousand for the six months ended February 28, 2011 decreased $13.7 million compared to the same period in fiscal 2010. During the six months ended February 28, 2010, we recorded a net gain on investments of $13.8 million, primarily related to the sales of many of our remaining Agriliance facilities, included in our Ag Business segment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $200.8 million for the six months ended February 28, 2011 increased by $28.2 million (16%) compared to the six months ended February 28, 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased pension and incentive accruals in many of our business operations and Corporate and Other.

Interest, net.  Net interest of $35.5 million for the six months ended February 28, 2011 increased $5.0 million (16%) compared to the same period in fiscal 2010. Interest expense for the six months ended February 28, 2011 and 2010 was $39.2 million and $35.8 million, respectively. The increase in interest expense of $3.4 million (9%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during the six months ended February 28, 2011 compared to the same period in the previous year. The average level of short-term borrowings increased $710.9 million (285%), primarily due to increased working capital needs resulting from higher commodity prices, and was partially offset with reduced average long-term borrowings during the six months ended February 28, 2011 compared to the same period in fiscal 2010. For the six months ended February 28, 2011 and 2010, we capitalized interest of $2.7 million and $3.1 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $1.0 million and $2.3 million for the six months ended February 28, 2011 and 2010, respectively, a net decrease in interest income of $1.3 million.

Equity Income from Investments.  Equity income from investments of $79.6 million for the six months ended February 28, 2011 increased $28.5 million (56%) compared to the six months ended February 28, 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in Corporate and Other and our Ag Business and Energy segments of $18.4 million, $9.3 million, and $0.8 million, respectively.

Corporate and Other generated increased equity investment earnings of $18.4 million. Our share of equity investment earnings or losses in agronomy improved earnings by $6.5 million and reflects negative retail margins during the six months ended February 28, 2010 as this operation was being repositioned. We recorded increased earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $7.4 million compared to the same six-month period in fiscal 2010 due to improved margins. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $4.5 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2011 compared to the same six-month period in fiscal 2010.

Our Ag Business segment generated improved equity investment earnings of $9.3 million. We had a net increase of $6.4 million from our share of equity investment earnings in our grain marketing joint ventures during the six months ended February 28, 2011 compared to the same period the previous year, which is primarily related to improved export margins partially offset by decreased margins in an international investment. Our country operations business reported an aggregate increase in equity investment earnings of $2.7 million from several small equity investments, while a crop nutrients equity investment showed improved earnings of $0.2 million.

Income Taxes.  Income tax expense of $27.2 million for the six months ended February 28, 2011 compared with $22.5 million for the six months ended February 28, 2010, resulting in effective tax rates of 6.1% and 9.7%, respectively. As a result of the Multigrain, S.A. transaction previously discussed, during the six months ended February 28, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 28, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $21.8 million for the six months ended February 28, 2011 increased by $15.8 million (259%) compared to the six months ended February 28, 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On February 28, 2011, we had working capital, defined as current assets less current liabilities, of $1,709.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010. On February 28, 2010, we had working capital of $1,705.0 million and a current ratio of 1.6 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009.

On February 28, 2011, we had two primary committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that expires in June 2015, which had $571.2 million outstanding on February 28, 2011, and interest rates ranging from 0.75% to 2.02%. In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. The new 364-day revolving facility had $525.6 million outstanding on February 28, 2011, and interest rates ranging from 0.75% to 3.83%. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On February 28, 2010, we had no amount outstanding on the five-year revolving facility that existed on that date.

We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on February 28, 2011, August 31, 2010 or February 28, 2010.

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

Our cash flows used in operating activities were $957.2 million and $232.5 million for the six months ended February 28, 2011 and 2010, respectively. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash outflows for net changes in operating assets and liabilities during the six months ended February 28, 2011, compared to a smaller net increase during the six months ended February 28, 2010. Commodity prices increased significantly during the six months ended February 28, 2011, and resulted in increased working capital needs compared to August 31, 2010. During the six months ended February 28, 2010, commodity prices also increased, although not to the same extreme, and resulted in increased working capital needs compared to August 31, 2009.

Our operating activities used net cash of $957.2 million during the six months ended February 28, 2011. Net income including noncontrolling interests of $418.2 million and net non-cash expenses and cash distributions from equity investments of $73.3 million were exceeded by an increase in net operating assets and liabilities of $1,448.7 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, with amortization of deferred major repair costs, of $118.3 million, partially offset by deferred taxes of $20.2 million and income from equity investments, net of redemptions of those investments, of $20.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities reflected in increased inventories, hedging deposits (included in other current assets) and derivative assets, partially offset by an increase in customer advance payments and credit balances on February 28, 2011, when compared to August 31, 2010. On February 28, 2011, the per bushel market prices of our three primary grain commodities increased as follows: corn $2.98 (70%), soybeans $3.49 (35%) and spring wheat $2.35 (34%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $25 (35%) per barrel on February 28, 2011 compared to August 31, 2010. On February 28, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 18% and 36%, depending on the specific products, compared to prices on August 31, 2010. An increase in grain inventory quantities in our Ag Business segment of 31.3 million bushels (21%) also contributed to the increase in net operating assets and liabilities when comparing inventories at February 28, 2011 to August 31, 2010.

Our operating activities used net cash of $232.5 million during the six months ended February 28, 2010. Net income including noncontrolling interests of $208.7 million and net non-cash expenses and cash distributions from equity investments of $112.5 million were exceeded by an increase in net operating assets and liabilities of $553.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, and amortization of deferred major repair costs, of $110.6 million, deferred taxes of $13.4 million and redemptions from equity investments, net of income from those investments, of $5.7 million, partially offset by gain on investments of $13.8 million. Gain on investments includes a $13.7 million gain recognized as a result of cash distributions received from Agriliance as a return of capital, and were primarily from the sale of many of their retail facilities. The increase in net operating assets and liabilities was caused primarily by a general increase in commodity prices in addition to inventory quantities reflected in increased inventories of $509.0 million, along with an increase in prepaid agronomy products of $284.0 million (included in other current assets), partially offset by an increase in customer advance payments of $369.9 million on February 28, 2010, when compared to August 31, 2009. On February 28, 2010, the per bushel market prices of our three primary grain commodities changed as follows: corn increased $0.52 (16%), soybeans decreased $1.49 (14%) and spring wheat was comparable in relation to the prices on August 31, 2009. In general, crude oil market prices increased $10 (14%) per barrel on February 28, 2010 compared to August 31, 2009. On February 28, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 9% and 39%, depending on the specific products, compared to prices on August 31, 2009, with the exception of Potash, which decreased approximately 20%. An increase in grain inventory quantities in our Ag Business segment of 41.7 million bushels (45%) also contributed to the increase in net operating assets and liabilities when comparing inventories at February 28, 2010 to August 31, 2009. In addition, our crop nutrients and feed and farm supplies inventory quantities increased along with prepaid agronomy products, as we began building fertilizer inventories at our country operations retail locations in anticipation of spring planting.

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

Cash Flows from Investing Activities

For the six months ended February 28, 2011 and 2010, the net cash flows used in our investing activities totaled $481.6 million and $127.6 million, respectively.

The acquisition of property, plant and equipment totaled $142.5 million and $164.3 million for the six months ended February 28, 2011 and 2010, respectively. Included in our acquisitions of property, plant and equipment were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that requires the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $94.0 million for the project through February 28, 2011, with approximately $17.6 million of expenditures remaining during fiscal 2011. Approximately $18.0 million and $21.0 million of expenditures were incurred during the six months ended February 28, 2011 and 2010, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

Expenditures for major repairs related to our refinery turnarounds during the six months ended February 28, 2011 and 2010, were $82.9 million and $5.1 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas completed turnarounds during the first quarter of fiscal 2011.

For the year ending August 31, 2011, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $639.1 million.

Cash acquisitions of businesses, net of cash acquired, totaled $65.5 million during the six months ended February 28, 2011. In January 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary and Bulgaria, with a deep water port facility in Constanza, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. A preliminary purchase price allocation of the business primarily consisted of facilities and equipment.

Investments made during the six months ended February 28, 2011 and 2010, totaled $5.3 million and $9.3 million, respectively.

Changes in notes receivable during the six months ended February 28, 2011, resulted in a net decrease in cash flows of $216.6 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable on February 28, 2011 compared to August 31, 2010, resulting in $192.6 million of the decrease, and the balance of $24.0 million was primarily from additional related party notes receivable at NCRA from its minority owners. During the six months ended February 28, 2010, changes in notes receivable resulted in a net decrease in cash flows of $46.0 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable in the amount of $48.8 million on February 28, 2010 compared to August 31, 2009, partially offset by a net reduction of $2.8 million of other notes receivable.

Included in our investing activities for the six months ended February 28, 2011 and 2010, was cash received from the redemptions of investments totaling $26.5 million and $94.1 million, respectively. Of the redemptions received during the six months ended February 28, 2011 and 2010, $25.0 million and $90.0 million, respectively, were returns of capital from Agriliance for proceeds the company received from the sale of many of its retail facilities. In addition, for the six months ended February 28, 2011 and 2010, we received proceeds from the disposition of property, plant and equipment of $4.8 million and $3.0 million, respectively.

Cash Flows from Financing Activities

For the six months ended February 28, 2011, the net cash flows provided by our financing activities totaled $1,228.0 million, and for the six months ended February 28, 2010, the net cash flows used by our financing activities totaled $188.3 million.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On February 28, 2011, we had two primary committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that we entered into in June 2010, which expires in June 2015. In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. In addition to our primary revolving lines of credit, we have two additional revolving lines of credit, of which one is a 364-day revolving facility in the amount of $40.0 million committed that expires in December 2011, and the other is a three-year revolving facility in the amount of

$40.0 million committed, with the right to increase the capacity to $120.0 million, that expires in November 2013. We also have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, that expires in December 2011. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $52.0 million of inventories and receivables at February 28, 2011. On February 28, 2011, August 31, 2010 and February 28, 2010, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $1,190.9 million, $29.8 million and $15.0 million, respectively. The increase in notes payable as of February 28, 2011, compared to February 28, 2010, is due to increased working capital needs primarily due to higher commodity prices as previously discussed in “Cash Flows from Operations.”

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on February 28, 2011, August 31, 2010 and February 28, 2010.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $350.0 million as of February 28, 2011, under note purchase agreements with various purchasers through the issuance of short-term notes payable, which increased during the current quarter due to additional financing of $100.0 million received in December 2010. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.51% as of February 28, 2011. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $584.3 million as of February 28, 2011. As of February 28, 2011, $269.3 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $315.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $200.0 million. The total outstanding commitments under the program totaled $123.0 million as of February 28, 2011, of which $67.0 million was borrowed under these commitments with an interest rate of 2.14%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of February 28, 2011, and are due upon demand. Borrowings under these notes totaled $67.8 million as of February 28, 2011.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On February 28, 2011, we had total long-term debt outstanding of $1,040.0 million, of which $150.0 million was bank financing, $880.8 million was private placement debt and $9.2 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, has not changed significantly during the six months ended February 28, 2011, except for additional long-term borrowings of $100.0 million. On August 31, 2010 and February 28, 2010, we had long-term debt outstanding of $986.2 million and $1,056.0 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $5.8 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of February 28, 2011. We were in compliance with all debt covenants and restrictions as of February 28, 2011.

We had long-term borrowings of $100.0 million during the six months ended February 28, 2011, compared to no long-term borrowing during the six months ended February 28, 2010. During the six months ended February 28, 2011 and 2010, we repaid long-term debt of $45.1 million and $14.7 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the six months ended February 28, 2011 and 2010, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million had an interest rate of 7.9% and was due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. The note is now paid in full and repayments of $3.6 million were made during each of the six months ended February 28, 2011 and 2010. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note has an interest rate of 7.43% and is due in equal annual installments of approximately $7.9 million in the years 2005 through 2011. During the six months ended February 28, 2011 and 2010, no repayments were due on the subsequent note.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $8.8 million were made on the first series notes during each of the six months ended February 28, 2011 and 2010.

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

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. Repayments are due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during the six months ended February 28, 2011.

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

In January 2011 we signed a term loan agreement with the European Bank for Reconstruction and Development (EBRD), the proceeds of which are to be used solely to finance up to one-half of the purchase price of the shares of stock of Agri Point, which also took place in January 2011. In March 2011, we received a draw of $31.9 million under the agreement. The loan is for a term of seven years and bears interest at a variable rate based on the three-month LIBOR plus 2.1%. We have the option to fix the interest for periods of no less than one year on any interest payment date.

Other Financing

During the six months ended February 28, 2011 and 2010, changes in checks and drafts outstanding resulted in an increase in cash flows of $8.1 million and $53.1 million, respectively.

Distributions to noncontrolling interests for the six months ended February 28, 2011 and 2010, were $4.2 million and $1.4 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2010, were distributed during the six months ended February 28, 2011. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $141.4 million. During the six months ended February 28, 2010, we distributed cash patronage of $153.8 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2010, that will be distributed in cash in fiscal 2011, to be approximately $67.6 million, of which $52.2 million was redeemed in cash during the six months ended February 28, 2011, compared to $11.5 million distributed in cash during the six months ended February 28, 2010.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 28, 2011, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the six months ended February 28, 2011 and 2010, were $12.3 million and $11.0 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, have not materially changed during the six months ended February 28, 2011.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $30.9 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of February 28, 2011.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of February 28, 2011, loans receivable of $269.3 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010. Since August 31, 2010, notes payable have increased significantly primarily due to increased working capital needs resulting from higher commodity prices.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2010. There have been no changes to these policies during the six months ended February 28, 2011.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 only impacts disclosures and was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. There were no significant transfers between Level 1 and Level 2 assets or liabilities during the three-month or six-month periods ended February 28, 2011.

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

We did not experience any material changes in market risk exposures for the period ended February 28, 2011, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 28, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).
10.2	Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).
10.3	Loan Origination and Participation Agreement dated as of December 31, 2010, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, Cofina Financial, LLC and Cofina ProFund LLC
10.4	Amended and Restated Credit Agreement dated as of January 31, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

April 8, 2011

/s/  David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer