Form 10-Q
period 2011-05-31
CHS INC
filed 2011-07-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2011.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	July 8, 2011

NONE	NONE

INDEX

		PAGE
		NO.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of May 31, 2011, August 31, 2010 and May 31, 2010	3
	Consolidated Statements of Operations for the three months and nine months ended May 31, 2011 and 2010	4
	Consolidated Statements of Cash Flows for the three months and nine months ended May 31, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	40
Item 6.	Exhibits	40
SIGNATURE PAGE		41
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2011.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,	May 31,
	2011	2010	2010
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$289,741	$394,663	$305,322
Receivables	2,986,380	1,908,068	2,038,681
Inventories	3,045,737	1,961,376	1,650,579
Derivative assets	756,018	246,621	103,196
Other current assets	1,528,559	805,741	466,043

Total current assets	8,606,435	5,316,469	4,563,821
Investments	569,922	719,392	653,460
Property, plant and equipment	2,388,531	2,253,071	2,195,028
Other assets	428,205	377,196	280,199

Total assets	$11,993,093	$8,666,128	$7,692,508

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,099,971	$262,090	$213,811
Current portion of long-term debt	90,768	112,503	108,336
Customer credit balances	827,546	423,571	170,866
Customer advance payments	776,232	435,224	268,344
Checks and drafts outstanding	126,299	134,250	105,732
Accounts payable	2,275,630	1,472,145	1,234,604
Derivative liabilities	479,090	286,018	183,935
Accrued expenses	440,954	376,239	320,868
Dividends and equities payable	306,869	210,435	136,191

Total current liabilities	6,423,359	3,712,475	2,742,687
Long-term debt	949,082	873,738	915,504
Other liabilities	502,267	475,464	456,079
Commitments and contingencies
Equities:
Equity certificates	2,318,651	2,401,514	2,182,100
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(196,596)	(205,267)	(157,624)
Capital reserves	1,343,417	820,049	972,357

Total CHS Inc. equities	3,784,840	3,335,664	3,316,201
Noncontrolling interests	333,545	268,787	262,037

Total equities	4,118,385	3,604,451	3,578,238

Total liabilities and equities	$11,993,093	$8,666,128	$7,692,508

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
	(Dollars in thousands)
	(Unaudited)

Revenues	$10,471,672	$6,575,978	$26,312,895	$18,649,712
Cost of goods sold	10,032,184	6,324,000	25,271,408	18,028,348

Gross profit	439,488	251,978	1,041,487	621,364
Marketing, general and administrative	103,596	96,024	304,382	268,585

Operating earnings	335,892	155,954	737,105	352,779
Gain on investments	(128,722)	(10,368)	(128,788)	(24,143)
Interest, net	19,527	14,526	54,986	44,997
Equity income from investments	(20,679)	(29,682)	(100,245)	(80,782)

Income before income taxes	465,766	181,478	911,152	412,707
Income taxes	59,849	21,983	87,081	44,518

Net income	405,917	159,495	824,071	368,189
Net income attributable to noncontrolling interests	47,433	14,046	69,264	20,122

Net income attributable to CHS Inc.	$358,484	$145,449	$754,807	$348,067

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2011	2010
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income including noncontrolling interests	$824,071	$368,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	159,884	151,603
Amortization of deferred major repair costs	22,307	14,091
Income from equity investments	(100,245)	(80,782)
Distributions from equity investments	128,478	79,175
Noncash patronage dividends received	(1,864)	(1,902)
Gain on sale of property, plant and equipment	(4,366)	(4,437)
Gain on investments	(128,788)	(24,143)
Deferred taxes	12,290	24,136
Other, net	(3,715)	1,477
Changes in operating assets and liabilities:
Receivables	(784,389)	(159,689)
Inventories	(1,082,915)	(124,252)
Derivative assets	(507,530)	69,827
Other current assets and other assets	(731,357)	(16,541)
Customer credit balances	403,975	(103,477)
Customer advance payments	341,008	(52,344)
Accounts payable and accrued expenses	874,720	(41,113)
Derivative liabilities	190,762	(122,181)
Other liabilities	3,728	3,471

Net cash used in operating activities	(383,946)	(18,892)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(214,138)	(237,477)
Proceeds from disposition of property, plant and equipment	7,003	8,081
Expenditures for major repairs	(88,042)	(5,112)
Investments	(5,340)	(15,389)
Investments redeemed	32,633	113,979
Proceeds from sale of investments	225,000
Changes in notes receivable	(277,066)	(56,793)
Business acquisitions, net of cash acquired	(67,473)
Other investing activities, net	162	(1,014)

Net cash used in investing activities	(387,261)	(193,725)

Cash flows from financing activities:
Changes in notes payable	837,881	(33,061)
Long-term debt borrowings	131,882
Principal payments on long-term debt	(77,073)	(46,885)
Payments for bank fees on debt	(3,648)	(100)
Changes in checks and drafts outstanding	(7,951)	18,886
Distributions to noncontrolling interests	(8,123)	(1,987)
Preferred stock dividends paid	(18,408)	(17,112)
Retirements of equities	(56,588)	(17,034)
Cash patronage dividends paid	(141,510)	(153,891)
Other financing activities, net	(15)	(47)

Net cash provided by (used in) financing activities	656,447	(251,231)

Effect of exchange rate changes on cash and cash equivalents	9,838	(3,429)

Net decrease in cash and cash equivalents	(104,922)	(467,277)
Cash and cash equivalents at beginning of period	394,663	772,599

Cash and cash equivalents at end of period	$289,741	$305,322

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1.	Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheets as of May 31, 2011 and 2010, the Consolidated Statements of Operations for the three and nine months ended May 31, 2011 and 2010, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2011 and 2010, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2010, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies in accordance with Accounting Standards Codification (ASC) 810-10. The effects of intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2010, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Certain revisions to our previously reported financial information have been made to conform to the current period presentation. Specifically, Net cash used in operating activities in our Consolidated Statements of Cash Flows decreased by $3.4 million for the nine months ended May 31, 2010, to break out separately the effect of foreign currency changes on Cash and cash equivalents.

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of risk, but are not designated or accounted for as hedging instruments for accounting purposes with the exception of some derivative instruments included in our Energy segment as well as some interest rate swap contracts. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

Certain financial contracts within our Energy segment were entered into for both the spread between heavy and light crude oil purchase prices, as well as the spread between crude oil purchase prices and gas and distillate selling prices, and have been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses on these contracts are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and will be included in earnings upon settlement under the terms of the contracts.

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

As of May 31, 2011, August 31, 2010 and May 31, 2010, we had the following outstanding derivative contracts:

	May 31, 2011		August 31, 2010		May 31, 2010
	Purchase	Sales	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)

Grain and oilseed — bushels	673,994	916,446	747,334	1,039,363	474,276	696,814
Energy products — barrels	12,729	12,997	8,633	10,156	9,372	11,126
Crop nutrients — tons	881	1,251	1,257	1,215	253	426
Ocean and barge freight - metric tons	1,613	266	1,385	279	3,316	2,197

As of May 31, 2011, August 31, 2010 and May 31, 2010, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	May 31,	August 31,	May 31,
	2011	2010	2010

Derivative Assets:
Commodity and freight derivatives	$1,112,946	$461,580	$246,988
Foreign exchange derivatives	1,798

	$1,114,744	$461,580	$246,988

Derivative Liabilities:
Commodity and freight derivatives	$838,274	$495,569	$326,235
Foreign exchange derivatives	769	222	1,143
Interest rate derivatives	641	1,227	2,033

	$839,684	$497,018	$329,411

As of May 31, 2011 and August 31, 2010 and May 31, 2010, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

	May 31,	August 31,	May 31,
	2011	2010	2010

Derivative Assets:
Commodity and freight derivatives	$1,868		$1,684
Derivative Liabilities:
Commodity and freight derivatives		$3,959

For the three and nine-month periods ended May 31, 2011 and 2010, the gain (loss) recognized in our Consolidated Statements of Operations for derivatives not designated as hedging instruments were as follows:

		Amount of		Amount of
		Gain (Loss)		Gain (Loss)
		For the Three Months		For the Nine Months
	Location of	Ended May 31,		Ended May 31,
	Gain (Loss)	2011	2010	2011	2010

Commodity and freight derivatives	Cost of goods sold	$(3,142)	$18,850	$308,663	$50,632
Foreign exchange derivatives	Cost of goods sold	4,039	(1,197)	3,441	(1,144)
Interest rate derivatives	Interest, net	218	229	283	(779)

		$1,115	$17,882	$312,387	$48,709

Losses of $1.4 million ($0.8 million, net of tax) and $3.6 million ($2.2 million, net of tax) related to settlements were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the three and nine months ended May 31, 2011, respectively. There were no settlements during the nine months ended May 31, 2010. Remaining contracts expire through fiscal 2013, with

$0.8 million of gains ($0.5 million, net of taxes) expected to be included in earnings during the next 12 months. As of May 31, 2011, August 31, 2010 and May 31, 2010, the unrealized gains (losses) deferred to accumulated other comprehensive loss were as follows:

	May 31,	August 31,	May 31,
	2011	2010	2010

Gains (losses) included in accumulated other comprehensive loss, net of tax expense (benefit) of $0.7 million, $(1.5) million and $0.7 million, respectively	$1,141	$(2,419)	$1,029

During our third quarter of 2011, we entered into interest rate swaps and treasury lock derivative agreements to secure the interest rates related to a portion of our private placement debt issued on June 9, 2011, further discussed in Note 7, Notes Payable and Long-Term Debt. These derivative instruments were designated as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements of $6.3 million was recorded as a component of other comprehensive loss in May 2011 and will be amortized into earnings over the term of the agreements.

Goodwill and Other Intangible Assets

Goodwill was $23.8 million, $23.0 million and $16.5 million on May 31, 2011, August 31, 2010 and May 31, 2010, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). The gross carrying amount of our identifiable intangible assets was $77.7 million with total accumulated amortization of $44.0 million as of May 31, 2011. Intangible assets of $0.1 million and $1.0 million were acquired during the nine-month periods ended May 31, 2011 and 2010, respectively. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2011 and 2010, were $8.4 million and $8.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$10,177
Year 2	6,684
Year 3	4,196
Year 4	2,238
Year 5	1,903
Thereafter	8,456

$33,654

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

Expenditures for major repairs related to refinery turnarounds during the nine months ended May 31, 2011 and 2010, were $88.0 million and $5.1 million, respectively. Both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas completed turnarounds during the first quarter of fiscal 2011.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2013.

Note 2.	Receivables

	May 31,	August 31,	May 31,
	2011	2010	2010

Trade accounts receivable	$2,280,755	$1,543,530	$1,640,507
Cofina Financial notes receivable	586,392	340,303	288,560
Other	213,771	123,770	201,477

	3,080,918	2,007,603	2,130,544
Less allowances and reserves	94,538	99,535	91,863

	$2,986,380	$1,908,068	$2,038,681

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

Cofina Financial, LLC (Cofina Financial), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as Cofina Financial has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. Cofina Financial also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, Cofina Financial had long-term notes receivable with durations of not more than ten years of $119.7 million, $144.4 million and $131.4 million at May 31, 2011, August 31, 2010 and May 31, 2010, respectively, which are included in other assets on our Consolidated Balance Sheets. As of May 31, 2011, August 31, 2010 and May 31, 2010, the commercial notes represented 83%, 81% and 79%, respectively, and the producer notes represented 17%, 19% and 21%, respectively, of the total Cofina Financial notes receivable.

As of May 31, 2011, Cofina Financial notes receivable of $255.8 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

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

Cofina Financial has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2011, Cofina Financial’s customers have additional available credit of $409.1 million.

Note 3.	Inventories

	May 31,	August 31,	May 31,
	2011	2010	2010

Grain and oilseed	$1,508,130	$983,846	$644,583
Energy	688,387	515,930	569,214
Crop nutrients	325,226	135,526	83,332
Feed and farm supplies	440,499	242,482	285,839
Processed grain and oilseed	72,437	74,064	57,563
Other	11,058	9,528	10,048

	$3,045,737	$1,961,376	$1,650,579

At May 31, 2011, we valued approximately 11% of inventories, primarily related to Energy, using the lower of cost, determined on the last-in-first out (LIFO) method, or market (12% and 17% as of August 31, 2010 and May 31, 2010, respectively). If the first-in-first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $605.3 million, $345.4 million and $354.4 million at May 31, 2011, August 31, 2010 and May 31, 2010, respectively.

Note 4.	Other Current Assets

	May 31,	August 31,	May 31,
	2011	2010	2010

Hedging Deposits	$1,099,140	$618,385	$239,215
Prepaid Merchandise	232,103	52,921	129,898
Other	197,316	134,435	96,930

	$1,528,559	$805,741	$466,043

Our hedging deposits primarily consist of deposits on the balance sheet of our wholly-owned subsidiary, Country Hedging, Inc., which is a registered futures commission merchant and a full-service commodity futures and options broker.

Note 5.	Investments

On May 6, 2011 we sold our 45% ownership interest in Multigrain AG (Multigrain) to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million. Our Ag Business segment recognized a pre-tax gain of $119.7 million from the sale in the third quarter of fiscal 2011. Related to this transaction, during our second quarter of fiscal 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that we now believe will be utilized. The capital loss carryforwards expire on August 31, 2014, by $24.6 million.

We have a 50% ownership interest in Agriliance LLC (Agriliance), included in Corporate and Other, and account for our investment using the equity method. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes, Inc., our joint venture partner. Agriliance has sold its retail operating facilities to various third parties, as well as to us and to Land O’Lakes, and continues to exist as a 50-50 joint venture as the company winds down its business activity and primarily holds long-term liabilities. During the nine months ended May 31, 2011 and 2010, we received $28.0 million and $105.0 million, respectively, in cash distributions from Agriliance as a return of capital, primarily from the sale of Agriliance retail facilities and the collection of receivables.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of May 31, 2011, our carrying value of Ventura Foods exceeded our share of their equity by $13.6 million, of which $0.7 million is being amortized with a remaining life of approximately one year. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of May 31, 2011, August 31, 2010 and May 31, 2010, and the statements of operations for the three and nine months ended May 31, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Net sales	$628,588	$496,622	$1,710,508	$1,446,023
Gross profit	61,279	60,805	190,655	177,462
Net income	26,978	25,060	79,274	62,616
Net income attributable to CHS Inc.	13,489	12,530	39,637	31,308

	May 31,	August 31,	May 31,
	2011	2010	2010

Current assets	$548,230	$512,554	$494,464
Non-current assets	465,525	459,346	457,906
Current liabilities	194,731	166,408	162,292
Non-current liabilities	300,140	308,795	308,015

As of March 31, 2011, we dissolved our United Harvest joint venture which operated two grain export facilities in Washington that were leased from the joint venture participants. As a result of the dissolution, we are now operating our Kalama, Washington export facility, and our joint venture partner is operating their Vancouver, Washington facility.

Note 6.	Notes Payable and Long-Term Debt

	May 31,	August 31,	May 31,
	2011	2010	2010

Notes payable	$638,887	$29,776	$12,978
Cofina Financial notes payable	461,084	232,314	200,833

	$1,099,971	$262,090	$213,811

In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. The financial covenants of the new facility are substantially the same as the terminated facility.

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $400.0 million as of May 31, 2011, under note purchase agreements with various purchasers through the issuance of short-term notes payable. The available credit increased $200.0 million during the nine months ending May 31, 2011 due to additional financing of $50.0 million, $100.0 million, and $50.0 million received in November 2010, December 2010, and April 2011, respectively.

In November 2010, we borrowed $100.0 million under a Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America and certain of its affiliates. The aggregate long-term notes have an interest rate of 4.0% and are due in equal annual installments of $20.0 million during fiscal 2017 through 2021.

Related to the Agri Point Ltd. (Agri Point) acquisition, further discussed in Note 12, we signed a term loan agreement with the European Bank for Reconstruction and Development (EBRD), the proceeds of which were to be used solely to finance up to one-half of the purchase price of the shares of stock of Agri Point. In March 2011, we received a draw of $31.9 million under the agreement. The loan is for a term of seven years and bears interest at a variable rate based on the three-month LIBOR plus 2.1%. We have the option to fix the interest for periods of no less than one year on any interest payment date. We also signed a three-year revolving agreement for up to $40.0 million to be used for up to 35% of the working capital needs of the Agri Point operations. We have the right to increase the capacity under the revolving credit agreement to $120.0 million. Draws under the revolving credit agreement bear interest at a variable rate based on LIBOR plus 1.25%, and as of May 31, 2011, there was no outstanding balance.

In June 2011, we entered into a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. The first series of $130.0 million has an interest rate of 4.08% and is due in June 2019. The second series of $160.0 million has an interest rate of 4.52% and is due in June 2021. The third series of $130.0 million has an interest rate of 4.67% and is due in June 2023. The fourth series of $80.0 million has an interest rate of 4.82% and is due in June 2026. Under the agreement, the Company may from time to time issue additional series of notes pursuant to the agreement, provided that the aggregate principal amount of all notes outstanding at any time may not exceed $1.5 billion.

Note 7.	Interest, net

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Interest expense	$21,451	$17,337	$60,605	$53,131
Capitalized interest	(1,412)	(1,527)	(4,104)	(4,578)
Interest income	(512)	(1,284)	(1,515)	(3,556)

Interest, net	$19,527	$14,526	$54,986	$44,997

Note 8.	Equities

Changes in equities for the nine-month periods ended May 31, 2011 and 2010 are as follows:

	Fiscal 2011	Fiscal 2010

CHS Inc. balances, September 1, 2010 and 2009	$3,335,664	$3,090,302
Net income attributable to CHS Inc.	754,807	348,067
Other comprehensive income (loss)	8,671	(1,354)
Patronage distribution	(402,363)	(438,014)
Patronage accrued	396,500	426,500
Equities retired	(56,588)	(17,034)
Equity retirements accrued	56,588	50,122
Equities issued in exchange for elevator properties		616
Preferred stock dividends	(18,408)	(17,112)
Preferred stock dividends accrued	4,091	3,659
Accrued dividends and equities payable	(295,891)	(136,191)
Other, net	1,769	6,640

CHS Inc. balances, May 31, 2011 and 2010	$3,784,840	$3,316,201

Noncontrolling interests balances, September 1, 2010 and 2009	$268,787	$242,862
Net income attributable to noncontrolling interests	69,264	20,122
Distributions to noncontrolling interests	(8,123)	(1,987)
Distributions accrued	2,757	1,014
Other	860	26

Noncontrolling interests balances, May 31, 2011 and 2010	$333,545	$262,037

During the nine months ended May 31, 2010, we redeemed $36.7 million of our capital equity certificates by issuing shares of our 8% Cumulative Redeemable Preferred Stock.

Note 9.	Comprehensive Income

Total comprehensive income was $409.9 million and $160.9 million for the three months ended May 31, 2011 and 2010, respectively, which included amounts attributable to noncontrolling interests of $47.5 million and $14.0 million, respectively. Total comprehensive income was $832.7 million and $366.8 million for the nine months ended May 31, 2011 and 2010, respectively, which included amounts attributable to noncontrolling interests of $69.3 million and $20.1 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three and nine months ended May 31, 2011 and 2010. On May 31, 2011, August 31, 2010 and May 31, 2010, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 10.	Employee Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2011 and 2010 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010

Components of net periodic benefit costs for the three months ended May 31, 2011 and 2010:
Service cost	$5,990	$5,168	$296	$305	$488	$374
Interest cost	5,682	5,774	489	564	595	551
Expected return on plan assets	(10,379)	(9,220)
Prior service cost amortization	581	548	35	104	152	136
Actuarial loss amortization	4,138	2,655	246	149	182	27
Transition amount amortization					51	51

Net periodic benefit cost	$6,012	$4,925	$1,066	$1,122	$1,468	$1,139

Components of net periodic benefit costs for the nine months ended May 31, 2011 and 2010:
Service cost	$18,924	$15,580	$935	$921	$1,329	$1,033
Interest cost	16,692	17,269	1,482	1,706	1,613	1,586
Expected return on plan assets	(31,334)	(27,671)
Prior service cost amortization	1,745	1,645	105	314	458	410
Actuarial loss amortization	12,062	7,926	755	467	356	4
Transition amount amortization					152	152

Net periodic benefit cost	$18,089	$14,749	$3,277	$3,408	$3,908	$3,185

Employer Contributions:

Total contributions to be made during fiscal 2011, including the National Cooperative Refinery Association (NCRA) plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2011, CHS and NCRA made no contributions to the pension plans, and have no current plans for contributions during fiscal 2011.

Note 11.	Segment Reporting

We have aligned our segments based on an assessment of how our businesses are managed and operated, as well as the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments. One of these changes is that we no longer have a chief operating officer of Processing, resulting in a change in the way we manage our business and the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations and, since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in our Ag Business segment, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the three and nine month periods ended May 31, 2010, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as a wholesaler and retailer of crop inputs.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and Agriliance, LLC (Agriliance), as well as our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and nine months ended May 31, 2011 and 2010 is as follows:

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total

For the Three Months Ended May 31, 2011
Revenues	$3,038,831	$7,507,069	$16,615	$(90,843)	$10,471,672
Cost of goods sold	2,772,132	7,351,495	(600)	(90,843)	10,032,184

Gross profit	266,699	155,574	17,215	—	439,488
Marketing, general and administrative	36,448	50,737	16,411		103,596

Operating earnings	230,251	104,837	804	—	335,892
Gain on investments		(119,680)	(9,042)		(128,722)
Interest, net	566	15,848	3,113		19,527
Equity income from investments	(1,711)	(1,109)	(17,859)		(20,679)

Income before income taxes	$231,396	$209,778	$24,592	$—	$465,766

Intersegment revenues	$(90,843)			$90,843	$—

For the Three Months Ended May 31, 2010 — Revised
Revenues	$2,170,778	$4,465,737	$11,718	$(72,255)	$6,575,978
Cost of goods sold	2,063,829	4,333,575	(1,149)	(72,255)	6,324,000

Gross profit	106,949	132,162	12,867	—	251,978
Marketing, general and administrative	30,767	51,662	13,595		96,024

Operating earnings (losses)	76,182	80,500	(728)	—	155,954
Gain on investments		(12)	(10,356)		(10,368)
Interest, net	3,656	7,001	3,869		14,526
Equity income from investments	(1,549)	(7,685)	(20,448)		(29,682)

Income before income taxes	$74,075	$81,196	$26,207	$—	$181,478

Intersegment revenues	$(72,255)			$72,255	$—

For the Nine Months Ended May 31, 2011
Revenues	$7,989,988	$18,538,574	$48,888	$(264,555)	$26,312,895
Cost of goods sold	7,495,015	18,043,219	(2,271)	(264,555)	25,271,408

Gross profit	494,973	495,355	51,159	—	1,041,487
Marketing, general and administrative	100,461	155,328	48,593		304,382

Operating earnings	394,512	340,027	2,566	—	737,105
Gain on investments		(119,746)	(9,042)		(128,788)
Interest, net	3,494	42,873	8,619		54,986
Equity income from investments	(4,844)	(34,467)	(60,934)		(100,245)

Income before income taxes	$395,862	$451,367	$63,923	$—	$911,152

Intersegment revenues	$(264,555)			$264,555	$—

Goodwill	$1,165	$15,687	$6,898		$23,750

Capital expenditures	$136,778	$74,778	$2,582		$214,138

Depreciation and amortization	$91,399	$56,727	$11,758		$159,884

Total identifiable assets at May 31, 2011	$3,227,081	$6,133,469	$2,632,543		$11,993,093

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total

For the Nine Months Ended May 31, 2010 — Revised
Revenues	$6,472,886	$12,363,900	$34,625	$(221,699)	$18,649,712
Cost of goods sold	6,276,720	11,977,164	(3,837)	(221,699)	18,028,348

Gross profit	196,166	386,736	38,462	—	621,364
Marketing, general and administrative	87,782	142,129	38,674		268,585

Operating earnings (losses)	108,384	244,607	(212)	—	352,779
Gain on investments		(78)	(24,065)		(24,143)
Interest, net	7,515	23,760	13,722		44,997
Equity income from investments	(3,845)	(31,801)	(45,136)		(80,782)

Income before income taxes	$104,714	$252,726	$55,267	$—	$412,707

Intersegment revenues	$(221,699)			$221,699	$—

Goodwill	$1,166	$8,465	$6,898		$16,529

Capital expenditures	$139,503	$94,844	$3,130		$237,477

Depreciation and amortization	$88,700	$51,324	$11,579		$151,603

Total identifiable assets at May 31, 2010	$2,941,232	$3,444,770	$1,306,506		$7,692,508

Note 12.	Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at May 31, 2011, August 31, 2010 and May 31, 2010 were as follows:

	Fair Value Measurements at May 31, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,580,567		$1,580,567
Commodity and freight derivatives	$79,353	674,867		754,220
Foreign currency derivatives	1,798			1,798
Other assets	72,562			72,562

Total Assets	$153,713	$2,255,434		$2,409,147

Liabilities:
Commodity and freight derivatives	$87,018	$390,662		$477,680
Foreign currency derivatives	769			769
Interest rate swap derivatives		641		641

Total Liabilities	$87,787	$391,303		$479,090

	Fair Value Measurements at August 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$1,057,910		$1,057,910
Commodity and freight derivatives	$38,342	208,279		246,621
Other assets	62,612			62,612

Total Assets	$100,954	$1,266,189		$1,367,143

Liabilities:
Commodity and freight derivatives	$79,940	$204,629		$284,569
Foreign currency derivatives	222			222
Interest rate swap derivatives		1,227		1,227

Total Liabilities	$80,162	$205,856		$286,018

	Fair Value Measurements at May 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Readily marketable inventories		$702,146		$702,146
Commodity and freight derivatives	$18,226	84,970		103,196
Other assets	56,801			56,801

Total Assets	$75,027	$787,116		$862,143

Liabilities:
Commodity and freight derivatives	$15,812	$166,090		$181,902
Interest rate swap derivatives		2,033		2,033

Total Liabilities	$15,812	$168,123		$183,935

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

Level 3 Short-Term
Investments
2010

Balance, September 1, 2009	$1,932
Realized/unrealized losses included in marketing, general and administrative	38
Settlements	(1,970)

Balance, May 31, 2010	$—

There were no significant transfers between Level 1 and Level 2 assets or liabilities.

Business acquisitions during the nine months ended May 31, 2011 resulted in fair value measurements that are not on a recurring basis. In January 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The fair market value of net assets acquired was $66.8 million and was determined by market valuation reports using Level 3 inputs. The transaction resulted in a bargain purchase gain of $4.4 million, primarily due to market conditions. The $4.4 million gain was recorded in Marketing, general, and administrative in our Consolidated Statements of Operations for the three and nine months ending May 31, 2011. Proforma results of operations are not presented due to materiality. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary and Bulgaria, with a deep water port facility in Constanza, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. Values assigned to the net assets acquired were:

Receivables	$7,118
Other current assets	142
Investments	261
Property, plant and equipment	62,509
Accounts payable	(304)
Accrued expenses	(157)
Noncontrolling interests	(2,737)

Total net assets acquired	$66,832

Note 13.	Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $29.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of May 31, 2011.

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

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments based on an assessment of how our businesses operate and the products and services they sell. One of these changes is that we no longer have a chief operating officer of Processing, resulting in the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations and, those operations have grain-based commodity inputs and similar commodity risk management requirements and are managed along with other operations in our Ag Business segment. Accordingly, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the three and nine month periods ended May 31, 2010, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag Business segment, our retail agronomy, crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and Agriliance, LLC (Agriliance), as well as our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P.

Recent Events

The recent weather issues, including flooding in some of our trade areas, may have an adverse impact on our grain volumes handled in the first quarter of fiscal 2012 during harvest season, which may result in a reduction of fiscal 2012 earnings.

On May 6, 2011 we sold our 45% ownership interest in Multigrain AG (Multigrain) to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million. Our Ag Business segment recognized a pre-tax gain of $119.7 million from the sale in the third quarter of fiscal 2011. We intend to use a significant amount of the proceeds from the transaction for other investment opportunities in Brazil. Related to this transaction, during our second quarter of fiscal 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that we now believe will be utilized. The capital loss carryforwards expire on August 31, 2014, by $24.6 million.

As of March 31, 2011, we dissolved our United Harvest joint venture which operated two grain export facilities in Washington. As a result of the dissolution, we are now operating our Kalama, Washington export facility, and our joint venture partner is operating their Vancouver, Washington facility. During the next 15 to 20 months we will continue building upgraded infrastructure and additional capacity at our Kalama facility. Until the construction is complete, our reduced export operations in that region will have a negative impact on earnings in our Ag Business segment, but we do not believe the impact will be material.

Results of Operations

Comparison of the three months ended May 31, 2011 and 2010

General.  We recorded income before income taxes of $465.8 million during the three months ended May 31, 2011 compared to $181.5 million during the three months ended May 31, 2010, an increase of $284.3 million (157%). Operating results reflected higher pretax earnings in our Energy and Ag Business segments.

Our Energy segment generated income before income taxes of $231.4 million for the three months ended May 31, 2011 compared to $74.1 million in the three months ended May 31, 2010. This increase in earnings of $157.3 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. This was partially offset by earnings in our lubricants, transportation, propane, equipment, and renewable fuels marketing businesses which experienced lower earnings during the three months ended May 31, 2011 when compared to the same three-month period of the previous year.

Our Ag Business segment generated income before income taxes of $209.8 million for the three months ended May 31, 2011 compared to $81.2 million in the three months ended May 31, 2010, an increase in earnings of $128.6 million. Earnings from our wholesale crop nutrients business improved $9.4 million for the three months ended May 31, 2011 compared with the same period in fiscal 2010 primarily due to higher sales prices. Our country operations earnings were relatively flat during the three months ended May 31, 2011 compared to the same period in the prior year. Our grain marketing earnings increased by $110.1 million during the three months ended May 31, 2011 compared with the same period in fiscal 2010, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain of $119.7 million. Our oilseed processing earnings increased by $9.5 million during the three months ended May 31, 2011 compared to the same period in the prior year, primarily due to increased crushing margins.

Corporate and Other generated income before income taxes of $24.6 million for the three months ended May 31, 2011 compared to $26.2 million in the three months ended May 31, 2010, a decrease in earnings of $1.6 million (6%). Our Agriliance equity investment generated reduced earnings of $2.6 million, net of allocated expenses, primarily from a gain on the sale of several of its facilities recorded in the first nine months of fiscal 2010. This reduction in earnings was partially offset by a $1.0 million increase in our business solutions earnings for the three months ended May 31, 2011 compared with the same period in fiscal 2010, primarily from increased activities in our financial and hedging services.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2011 was $358.5 million compared to $145.4 million for the three months ended May 31, 2010, which represents a $213.1 million (146%) increase.

Revenues.  Consolidated revenues were $10.5 billion for the three months ended May 31, 2011 compared to $6.6 billion for the three months ended May 31, 2010, which represents a $3.9 billion (59%) increase.

Our Energy segment revenues of $2.9 billion, after elimination of intersegment revenues, increased by $849.5 million (40%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010. During the three months ended May 31, 2011 and 2010, our Energy segment recorded revenues from sales to our Ag Business segment of $90.8 million and $72.3 million, respectively. The net increase in revenues of $849.5 million is comprised of a net increase of $887.1 million related to higher prices, partially offset by a $37.6 million decrease in sales volume. Refined fuels revenues increased $635.0 million (39%), of which $726.3 million was related to a net average selling price increase, partially offset by $91.3 million which was attributable to a decrease in volumes, compared to the same period in the previous year. The sales price of refined fuels increased $1.07 per gallon (48%), partially offset by a decrease in volumes of 6%. Propane revenues increased $40.5 million (47%), of which $22.7 million was related to an increase in the net average selling price and $17.8 million is attributable to an increase in volume, when compared to the same period in the previous year. The average selling price of propane increased $0.25 per gallon (22%) and sales volume increased 21% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $165.9 million (65%), from an increase in the average selling price of $1.02 per gallon

(62%) and by a 2% increase in volume, when compared with the same three-month period in the previous year.

Our Ag Business segment revenues of $7.5 billion increased $3.0 billion (68%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010. Grain revenues in our Ag Business segment totaled $5.5 billion and $2.8 billion during the three months ended May 31, 2011 and 2010, respectively. Of the grain revenues increase of $2.7 billion (94%), $2.1 billion is due to increased average grain selling prices, and $509.6 million is due to an 18% net increase in volume during the three months ended May 31, 2011 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $3.84 per bushel (64%) over the same three-month period in fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the three months ended May 31, 2010.

Our oilseed processing revenues in our Ag Business segment of $333.7 million increased $76.6 million (30%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010. The net increase in revenues of $76.6 million is comprised of $79.1 million from an increase in the average selling price of our oilseed products, partially offset by a net decrease of $2.5 million related to decreased volumes, as compared to the three months ended May 31, 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $784.3 million and $578.4 million during the three months ended May 31, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $205.9 million (36%), $190.9 million was related to increased average fertilizer selling prices and $15.0 million was due to increased volumes, during the three months ended May 31, 2011 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $109 per ton (32%) over the same three-month period in fiscal 2010. Our wholesale crop nutrient volumes increased 3% during the three months ended May 31, 2011 compared with the same period of a year ago.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $875.3 million increased by $112.4 million (15%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010, primarily the result of increased revenues in our country operations sales of energy and feed products. Other revenues within our Ag Business segment of $46.3 million during the three months ended May 31, 2011 increased $1.8 million (4%) compared to the three months ended May 31, 2010.

Total revenues also include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold were $10.0 billion for the three months ended May 31, 2011 compared to $6.3 billion for the three months ended May 31, 2010, which represents a $3.7 billion (59%) increase.

Our Energy segment cost of goods sold of $2.8 billion increased by $708.3 million (34%) during the three months ended May 31, 2011 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $453.8 million (30%) which reflects an increase in the average cost of refined fuels of $0.82 per gallon (39%); while volumes decreased by 7% compared to the three months ended May 31, 2010. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 26% compared to the three months ended May 31, 2010. The cost of propane increased $44.3 million (55%) primarily from an average cost increase of $0.30 per gallon (28%) and a 21% increase in volumes, when compared to the three months ended May 31, 2010. Renewable fuels marketing costs increased $165.9 million (66%), primarily from an increase in the average cost of $1.02 per gallon (63%) and a 2% increase in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $7.3 billion, increased $3.0 billion (70%) during the three months ended May 31, 2011 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $5.4 billion and $2.8 billion during the three months ended May 31, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $2.6 billion (96%) compared to the three months ended May 31, 2010. This is primarily the result of a $3.87 (66%) increase in the average cost per bushel, in addition to an 18% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the same three-month period a year ago.

Our oilseed processing cost of goods sold in our Ag Business segment of $323.8 million increased $67.7 million (26%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $745.0 million and $550.5 million during the three months ended May 31, 2011 and 2010, respectively. The net increase of $194.5 million (35%) is comprised of an increase in the average cost per ton of fertilizer of $103 (32%) and a net increase in tons sold of 3%, when compared to the same three-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $107.0 million (16%) during the three months ended May 31, 2011 compared to the three months ended May 31, 2010, primarily due to net higher input commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Gain on Investments.  Gain on investments of $128.7 million for the three months ended May 31, 2011 increased $118.4 million compared to the same period in fiscal 2010. The net gain on investments recorded in the three months ended May 31, 2011, related primarily to a pre-tax $119.7 million gain on the sale of our investment in Multigrain included in our Ag Business segment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $103.6 million for the three months ended May 31, 2011 increased by $7.6 million (8%) compared to the three months ended May 31, 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased pension and incentive costs in many of our business operations and Corporate and Other.

Interest, net.  Net interest of $19.5 million for the three months ended May 31, 2011 increased $5.0 million (34%) compared to the same period in fiscal 2010. Interest expense for the three months ended May 31, 2011 and 2010 was $21.5 million and $17.3 million, respectively. The increase in interest expense of $4.2 million (24%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during the three months ended May 31, 2011 compared to the same period in the previous year. The average level of short-term borrowings increased $779.5 million, primarily due to increased working capital needs resulting from higher commodity prices, during the three months ended May 31, 2011 compared to the same period in fiscal 2010. For the three months ended May 31, 2011 and 2010, we capitalized interest of $1.4 million and $1.5 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $0.5 million and $1.3 million for the three months ended May 31, 2011 and 2010, respectively, a net decrease in interest income of $0.8 million.

Equity Income from Investments.  Equity income from investments of $20.7 million for the three months ended May 31, 2011 decreased $9.0 million (30%) compared to the three months ended May 31, 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from Corporate and Other and our Ag Business segments of $2.6 million and $6.6 million, respectively, partially offset by improved earnings from investments in our Energy segment of $0.2 million.

Corporate and Other generated decreased equity investment earnings of $2.6 million. Our earnings from Agriliance decreased $1.7 million compared to the same three-month period in fiscal 2010. The decrease results from our wind down of Agriliance’s operations. Our earnings from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, decreased $0.5 million compared to the same three-month period in fiscal 2010.

Our Ag Business segment generated decreased equity investment earnings of $6.6 million. We had a net decrease of $5.8 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended May 31, 2011 compared to the same period the previous year, which is primarily related to decreased earnings from an international investment and the dissolution of United Harvest, partially offset by improved export margins. Our country operations business reported an aggregate decrease in equity investment earnings of $0.8 million from several small equity investments.

Income Taxes.  Income tax expense was $59.8 million for the three months ended May 31, 2011 compared with $22.0 million for the three months ended May 31, 2010, resulting in effective tax rates of 12.8% and 12.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $47.4 million for the three months ended May 31, 2011 increased by $33.4 million (238%) compared to the three months ended May 31, 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the nine months ended May 31, 2011 and 2010

General.  We recorded income before income taxes of $911.2 million during the nine months ended May 31, 2011 compared to $412.7 million during the nine months ended May 31, 2010, an increase of $498.5 million (121%). Operating results reflected higher pretax earnings in our Energy and Ag Business segments and Corporate and Other.

Our Energy segment generated income before income taxes of $395.9 million for the nine months ended May 31, 2011 compared to $104.7 million in the nine months ended May 31, 2010. This increase in earnings of $291.2 million (278%) is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. Earnings in our renewable fuels marketing and transportation businesses also improved, while our propane, lubricants and equipment businesses experienced lower earnings during the nine months ended May 31, 2011 when compared to the same nine-month period of the previous year.

Our Ag Business segment generated income before income taxes of $451.4 million for the nine months ended May 31, 2011 compared to $252.7 million in the nine months ended May 31, 2010, an increase in earnings of $198.7 million (79%). Earnings from our wholesale crop nutrients business improved $31.3 million for the nine months ended May 31, 2011 compared with the same period in fiscal 2010, primarily from increased volumes and improved margins. Our country operations earnings increased $38.3 million during the nine months ended May 31, 2011 compared to the same period in the prior year, primarily as a result of higher grain volumes and increased retail margins, including from acquisitions made over the past year. Our grain marketing earnings increased by $123.6 million during the nine months ended May 31, 2011 compared with the same period in fiscal 2010, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain of $119.7 million. Our oilseed processing earnings increased by $5.4 million during the nine months ended May 31, 2011 compared to the same period in the prior year, primarily due to improved crushing margins, partially offset by reduced refining margins.

Corporate and Other generated income before income taxes of $63.9 million for the nine months ended May 31, 2011 compared to $55.3 million in the nine months ended May 31, 2010, an increase in earnings of $8.6 million (16%). Business solutions earnings increased $6.1 million during the nine months ended May 31, 2011 compared with the same period in fiscal 2010, primarily from increased activities in our financial and hedging services. Our Agriliance equity investment generated reduced earnings of $9.8 million, net of allocated expenses, primarily from a gain we recorded on our investment related to the sale of several of its facilities recorded in the first nine months of fiscal 2010. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $6.7 million during the nine months ended May 31, 2011, compared to the same period of the prior year, primarily from higher sales driving increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $5.7 million for the nine months ended May 31, 2011 compared to the same period in the prior year, primarily as a result of improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2011 was $754.8 million compared to $348.1 million for the nine months ended May 31, 2010, which represents a $406.7 million (117%) increase.

Revenues.  Consolidated revenues were $26.3 billion for the nine months ended May 31, 2011 compared to $18.6 billion for the nine months ended May 31, 2010, which represents a $7.7 billion (41%) increase.

Our Energy segment revenues of $7.7 billion, after elimination of intersegment revenues, increased by $1.5 billion (24%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010. During the nine months ended May 31, 2011 and 2010, our Energy segment recorded revenues from sales to our Ag Business segment of $264.6 million and $221.7 million, respectively. The net increase in revenues of $1.5 billion is comprised of a net increase of $1.7 billion related to higher prices, partially offset by $238.4 million related to a net decrease in sales volume. Refined fuels revenues increased $1.1 billion (26%), of which $1.4 billion was related to a net average selling price increase, partially offset by $224.1 million, which was attributable to decreased volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.69 per gallon (33%), while volumes decreased 5%. The volume decrease was mainly from the reduced volumes to the minority owners of NCRA due to NCRA’s required major maintenance, in addition to the impact of the global economy with less transport diesel usage, when comparing the nine months ended May 31, 2011 with the same period a year ago. Propane revenues decreased $12.4 million (2%), of which $97.9 million was due to a decrease in volume, partially offset by $85.6 million related to an increase in the net average selling price, when compared to the same period in the previous year. The average selling price of propane increased $0.18 per gallon (16%), while sales volume decreased 15% in comparison to the same period of the prior year. The decrease in propane volumes primarily reflects decreased demand, primarily from a greatly reduced crop drying season in the fall of fiscal 2011 as compared to the fall of fiscal 2010. Renewable fuels marketing revenues increased $307.0 million (38%), primarily from an increase in the average selling price of $0.62 per gallon (34%), coupled with a 3% increase in volumes, when compared with the same nine-month period in the previous year.

Our Ag Business segment revenues of $18.5 billion increased $6.2 billion (50%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010. Grain revenues in our Ag Business segment totaled $14.1 billion and $8.9 billion during the nine months ended May 31, 2011 and 2010, respectively. Of the grain revenues increase of $5.2 billion (59%), $4.1 billion is due to increased average grain selling prices, and $1.1 billion is due to a 13% net increase in volumes, during the nine months ended May 31, 2011 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.54 per bushel (41%) over the same nine-month period in fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the nine months ended May 31, 2010.

Our oilseed processing revenues in our Ag Business segment of $926.1 million increased $143.6 million (18%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010. The net increase in revenues of $143.6 million is comprised of $133.2 million from an increase in the average selling price of our oilseed products and a net increase of $10.4 million related to increased volumes, as compared to the nine months ended May 31, 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.8 billion and $1.2 billion during the nine months ended May 31, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $572.3 million (48%), $395.7 million was related to increased average fertilizer selling prices and $176.6 million was due to increased volumes, during the nine months ended May 31, 2011 compared to the same period in the prior fiscal year. The average sales price of all fertilizers sold reflected an increase of $96 per ton (29%) over the same nine-month period in fiscal 2010. Our wholesale crop nutrient volumes increased 15% during the nine months ended May 31, 2011 compared with the same period of a year ago, mainly due to good weather conditions in the fall of fiscal 2011 which allowed for early fertilizer application compared to a late fall harvest in fiscal 2010 which delayed fertilizer application.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $1.6 billion increased by $247.0 million (18%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010, primarily the result of increased revenues in our country operations sales of retail crop nutrients and energy products. Other revenues within our Ag Business segment of $134.2 million during the nine months ended May 31, 2011 decreased $1.5 million (1%) compared to the nine months ended May 31, 2010.

Total revenues also include other revenues generated primarily within our Ag Business segment and Corporate and Other. Our Ag Business segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold were $25.3 billion for the nine months ended May 31, 2011 compared to $18.0 billion for the nine months ended May 31, 2010, which represents a $7.3 billion (40%) increase.

Our Energy segment cost of goods sold of $7.5 billion increased by $1.2 billion (19%) during the nine months ended May 31, 2011 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $808.5 million (19%) which reflects an increase in the average cost of refined fuels of $0.51 per gallon (25%); while volumes decreased 3% compared to the nine months ended May 31, 2010. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 20% compared to the nine months ended May 31, 2010. The cost of propane increased $7.4 million (1%), primarily from an average cost increase of $0.21 per gallon (19%), partially offset by a 15% decrease in volumes, when compared to the nine months ended May 31, 2010. Renewable fuels marketing costs increased $305.8 million (38%), primarily from an increase in the average cost of $0.61 per gallon (34%), in addition to a 3% increase in volumes, when compared with the same nine-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs of $17.8 billion, increased $6.0 billion (51%) during the nine months ended May 31, 2011 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $13.8 billion and $8.7 billion during the nine months ended May 31, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $5.2 billion (60%) compared to the nine months ended May 31, 2010. This is primarily the result of a $2.53 (42%) increase in the average cost per bushel, in addition to a 13% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the same nine-month period a year ago.

Our oilseed processing cost of goods sold in our Ag Business segment of $897.8 million increased $138.9 million (18%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.7 billion and $1.1 billion during the nine months ended May 31, 2011 and 2010, respectively. The net increase of $539.7 million (47%) is comprised of a net increase in tons sold of 15%, in addition to an increase in the average cost per ton of fertilizer of $90 (28%), when compared to the same nine-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $211.9 million (19%) during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010, primarily due to net higher input commodity prices, along with increases due to volumes generated from earlier fall application affecting retail crop nutrients and energy and increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Gain on Investments.  Gain on investments of $128.8 million for the nine months ended May 31, 2011 increased $104.6 million compared to the same period in fiscal 2010. The net gain on investments recorded in the first nine months of May 31, 2011 related primarily to a $119.7 million pre-tax gain on the sale of our investment in Multigrain included in our Ag Business segment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $304.4 million for the nine months ended May 31, 2011 increased by $35.8 million (13%) compared to the nine months ended May 31, 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased pension and incentive costs in many of our business operations and Corporate and Other.

Interest, net.  Net interest of $55.0 million for the nine months ended May 31, 2011 increased $10.0 million (22%) compared to the same period in fiscal 2010. Interest expense for the nine months ended May 31, 2011 and 2010 was $60.6 million and $53.1 million, respectively. The increase in interest expense of $7.5 million (14%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during the nine months ended May 31, 2011 compared to the same period in the previous year. The average level of short-term borrowings increased $531.9 million, primarily due to increased working capital needs resulting from higher commodity prices. For the nine months ended May 31, 2011 and 2010, we capitalized interest of $4.1 million and $4.6 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $1.5 million and $3.6 million for the nine months ended May 31, 2011 and 2010, respectively, a net decrease in interest income of $2.1 million.

Equity Income from Investments.  Equity income from investments of $100.2 million for the nine months ended May 31, 2011 increased $19.5 million (24%) compared to the nine months ended May 31, 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in Corporate and Other and our Ag Business and Energy segments of $15.8 million, $2.7 million, and $1.0 million, respectively.

Corporate and Other generated increased equity investment earnings of $15.8 million. Our share of equity investment earnings or losses in agronomy improved earnings by $4.8 million and reflects negative retail margins during the nine months ended May 31, 2010 as this operation was being repositioned. We recorded increased earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $6.8 million compared to the same nine-month period in fiscal 2010 due to improved margins. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $4.2 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins in addition to improved yields from high quality wheat for Horizon Milling during fiscal 2011 compared to the same nine-month period in fiscal 2010.

Our Ag Business segment generated improved equity investment earnings of $2.7 million. We had a net increase of $0.6 million from our share of equity investment earnings in our grain marketing joint ventures during the nine months ended May 31, 2011 compared to the same period the previous year, which is primarily related to improved export margins partially offset by decreased earnings from an international investment. Our country operations business reported an aggregate increase in equity investment earnings of $1.9 million from several small equity investments, while a crop nutrients equity investment showed improved earnings of $0.2 million.

Income Taxes.  Income tax expense of $87.1 million for the nine months ended May 31, 2011 compared with $44.5 million for the nine months ended May 31, 2010, resulting in effective tax rates of 9.6% and 10.8%, respectively. As a result of the Multigrain transaction previously discussed, during the nine months ended May 31, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Noncontrolling interests of $69.3 million for the nine months ended May 31, 2011 increased by $49.1 million (244%) compared to the nine months ended May 31, 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Liquidity and Capital Resources

On May 31, 2011, we had working capital, defined as current assets less current liabilities, of $2,183.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010. On May 31, 2010, we had working capital of $1,821.1 million and a current ratio of 1.7 to 1.0, compared to working capital of $1,626.4 million and a current ratio of 1.5 to 1.0 on August 31, 2009.

On May 31, 2011, we had two primary committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that expires in June 2015, which had $190.0 million outstanding on May 31, 2011, and interest rates ranging from 0.75% to 1.97%. Our second committed line of credit is a $1.3 billion, 364-day revolving facility that expires in November 2011. The 364-day revolving facility had $340.0 million outstanding on May 31, 2011, and interest rates ranging from 0.66% to 1.77%. The $1.3 billion facility replaced a previous $700 million revolving facility that we terminated in November 2010. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On May 31, 2010, we had no amount outstanding on the five-year revolving facility that existed on that date.

We have two commercial paper programs totaling $125.0 million with banks participating in our five-year revolver. We had no commercial paper outstanding on May 31, 2011, August 31, 2010 or May 31, 2010.

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

Our cash flows used in operating activities were $383.9 million and $18.9 million for the nine months ended May 31, 2011 and 2010, respectively. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash outflows for net changes in operating assets and liabilities during the nine months ended May 31, 2011, compared to a smaller net increase during the nine months ended May 31, 2010, partially offset by increased operating earnings in fiscal 2011. Commodity prices increased significantly during the nine months ended May 31, 2011, and resulted in increased working capital needs compared to August 31, 2010. During the nine months ended May 31, 2010, commodity prices also increased, although not to the same extreme, and resulted in increased working capital needs compared to August 31, 2009.

Our operating activities used net cash of $383.9 million during the nine months ended May 31, 2011. Net income including noncontrolling interests of $824.1 million and net non-cash expenses and cash distributions from equity investments of $84.0 million were exceeded by an increase in net operating assets and liabilities of $1,292.0 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, with amortization of deferred major repair costs of $182.2 million, redemptions from equity investments, net of income from those investments, of $28.2 million, and deferred taxes of $12.3 million, partially offset by gain on investments of $128.8 million. Gain on investments was previously discussed in “Results of Operations,” and is primarily comprised of the pre-tax gain on the sale of our Multigrain investment in the amount of $119.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices reflected in increased inventories, receivables, hedging deposits (included in other current assets) and derivative assets, partially offset by increases in accounts payable and accrued expenses, customer credit balances, customer advance payments, and derivative liabilities on May 31, 2011, when compared to August 31, 2010. On May 31, 2011, the per bushel market prices of our three primary grain commodities increased as follows: corn $3.23 (76%), spring wheat $3.29 (47%), and soybeans $3.68 (37%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $31 (43%) per barrel on May 31, 2011 compared to August 31, 2010. On May 31, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 16% and 39%, depending on the specific products, compared to prices on August 31, 2010.

Our operating activities used net cash of $18.9 million during the nine months ended May 31, 2010. Net income including noncontrolling interests of $368.2 million and net non-cash expenses and cash distributions from equity investments of $159.2 million were exceeded by an increase in net operating assets and liabilities of $546.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, with amortization of deferred major repair costs of $165.7 million and deferred taxes of $24.1 million, partially offset by gain on investments of $24.1 million and income from equity investments, net of redemptions of those investments, of $1.6 million. Gain on investments includes a $23.7 million gain recognized as a result of cash distributions received from Agriliance, primarily from the sale of many of their retail facilities. The increase in net operating assets and liabilities was caused primarily by a general increase in commodity prices in addition to inventory quantities reflected in increased inventories and receivables, along with a decrease in customer credit balances and net derivative liabilities and assets on May 31, 2010, when compared to August 31, 2009. On May 31, 2010, the per bushel market prices of our three primary grain commodities changed as follows: corn increased $0.33 (10%), soybeans decreased $1.62 (15%) and spring wheat was comparable in relation to the prices on August 31, 2009. In general, crude oil market prices increased $4 (6%) per barrel on May 31, 2010 compared to August 31, 2009. On May 31, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 23% and 42%, depending on the specific products, compared to prices on August 31, 2009, with the exception of potash, which decreased approximately 20%, and urea, which was comparable to the prices on August 31, 2009. An increase in grain inventory quantities in our Ag Business segment of 14.4 million bushels (16%) also contributed to the increase in net operating assets and liabilities when comparing inventories at May 31, 2010 to August 31, 2009.

Our cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy-related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2011 and 2010, the net cash flows used in our investing activities totaled $387.3 million and $193.7 million, respectively.

The acquisition of property, plant and equipment totaled $214.1 million and $237.5 million for the nine months ended May 31, 2011 and 2010, respectively. Included in our acquisitions of property, plant and equipment were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $94.5 million for the project through May 31, 2011, with approximately $3.0 million of expenditures remaining during fiscal 2011. Approximately $18.3 million and $36.0 million of expenditures were incurred during the nine months ended May 31, 2011 and 2010, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

Expenditures for major repairs related to our refinery turnarounds during the nine months ended May 31, 2011 and 2010, were $88.0 million and $5.1 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas completed turnarounds during the first quarter of fiscal 2011.

For the year ending August 31, 2011, we expect total expenditures for the acquisition of property, plant and equipment including major repairs at our refineries to be approximately $526.0 million.

Cash acquisitions of businesses, net of cash acquired, totaled $67.5 million during the nine months ended May 11, 2011. In January 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary and Bulgaria, with a deep water port facility in Constanza, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. The purchase price allocation of the business primarily consisted of facilities and equipment.

Investments made during the nine months ended May 31, 2011 and 2010, totaled $5.3 million and $15.4 million, respectively.

Changes in notes receivable during the nine months ended May 31, 2011, resulted in a net decrease in cash flows of $277.1 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable on May 31, 2011 compared to August 31, 2010, resulting in $219.8 million of the decrease, and the balance of $57.3 million was primarily from additional related party notes receivable at NCRA from its minority owners. During the nine months ended May 31, 2010, changes in notes receivable resulted in a net decrease in cash flows of $56.8 million. The primary cause of the decrease in cash flows was additional Cofina Financial notes receivable in the amount of $39.9 million on May 31, 2010, compared to August 31, 2009, and the balance was a net increase of $16.9 million, primarily from related party notes receivable at NCRA from its minority owners.

Included in our investing activities for the nine months ended May 31, 2011, was cash received from the sale of our Multigrain investment of $225 million, as previously discussed in “Results of Operations.” During the nine months ended May 31, 2011 and 2010, we received cash from the redemptions of investments totaling $32.6 million and $114.0 million, respectively. Of the redemptions received during the nine months ended May 31, 2011 and 2010, $28.0 million and $105.0 million, respectively, were returns of capital from Agriliance for proceeds the company received from the sale of many of its retail facilities and the collection of receivables. In addition, for the nine months ended May 31, 2011 and 2010, we received proceeds from the disposition of property, plant and equipment of $7.1 million and $8.1 million, respectively.

Cash Flows from Financing Activities

For the nine months ended May 31, 2011, the net cash flows provided by our financing activities totaled $656.4 million, and for the nine months ended May 31, 2010, the net cash flows used by our financing activities totaled $251.2 million.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On May 31, 2011, we had two primary committed lines of credit. One of these lines of credit is a $900.0 million committed five-year revolving facility that we entered into in June 2010, which expires in June 2015. In November 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that expires in November 2011. In addition to our primary revolving lines of credit, we have two additional revolving lines of credit, of which one is a 364-day revolving facility in the amount of $40.0 million committed that expires in December 2011, and the other is a three-year revolving facility in the amount of $40.0 million committed, with the right to increase the capacity to $120.0 million, that expires in November 2013. We also have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million, that expires in December 2011. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $66.8 million of inventories and receivables at May 31, 2011. On May 31, 2011, August 31, 2010 and May 31, 2010, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $638.9 million, $29.8 million and $13.0 million, respectively. The increase in notes payable as of May 31, 2011 compared to May 31, 2010, is due to increased working capital needs primarily due to higher commodity prices as previously discussed in “Cash Flows from Operations.”

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our five-year revolving credit facility. Terms of our five-year revolving credit facility allow a maximum usage of commercial paper of $200.0 million at any point in time. These commercial paper programs do not increase our committed borrowing capacity in that we are required to have at least an equal amount of undrawn capacity available on our five-year revolving facility as to the amount of commercial paper issued. We had no commercial paper outstanding on May 31, 2011, August 31, 2010 and May 31, 2010.

Cofina Financial Financing

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of Cofina Financial, has available credit totaling $400.0 million as of May 31, 2011, under note purchase agreements with various purchasers through the issuance of short-term notes payable, which increased during the current quarter due to additional financing of $50.0 million received in April 2011. Cofina Financial sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.47% as of May 31, 2011. Borrowings by Cofina Funding utilizing the available credit under the note purchase agreements totaled $555.8 million as of May 31, 2011. As of May 31, 2011, $255.8 million of related loans receivable were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As a result, the net borrowings under the note purchase agreements were $300.0 million.

Cofina Financial also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis which remain on our balance sheet. The total capacity for commitments under the ProPartners program is $200.0 million. The total outstanding commitments under the program totaled $160.9 million as of May 31, 2011, of which $99.5 million was borrowed under these commitments with an interest rate of 2.08%.

Cofina Financial borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of May 31, 2011, and are due upon demand. Borrowings under these notes totaled $61.6 million as of May 31, 2011.

As of May 31, 2010, the net borrowings under the Cofina Funding note purchase agreements were $62.0 million. The May 31, 2010 Cofina Financial commitments borrowed under the ProPartners program and the surplus funds program were $63.3 million and $75.5 million, respectively.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On May 31, 2011, we had total long-term debt outstanding of $1,039.9 million, of which $181.9 million was bank financing, $849.0 million was private placement debt and $9.0 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, has not changed significantly during the nine months ended May 31, 2011, except for additional long-term borrowings of $131.9 million. On August 31, 2010 and May 31, 2010, we had long-term debt outstanding of $986.2 million and $1,023.8 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $5.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of May 31, 2011. We were in compliance with all debt covenants and restrictions as of May 31, 2011.

We had long-term borrowings of $131.9 million during the nine months ended May 31, 2011, compared to no long-term borrowing during the nine months ended May 31, 2010. During the nine months ended May 31, 2011 and 2010, we repaid long-term debt of $77.1 million and $46.9 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we completed a private placement offering with certain accredited investors for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments of $37.5 million each, in the years 2008 through 2013. During the nine months ended May 31, 2011 and 2010, no repayments were due.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million had an interest rate of 7.9% and was due in equal annual installments of approximately $3.6 million in the years 2005 through 2011. The note is now paid in full and repayments of $3.6 million were made during each of the nine months ended May 31, 2011 and 2010. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility. The $55.0 million note had an interest rate of 7.43% and was due in equal annual installments of approximately

$7.9 million in the years 2005 through 2011. The note is now paid in full and repayments of $7.9 million were made during each of the nine months ended May 31, 2011 and 2010.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the nine months ended May 31, 2011 and 2010.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million had an interest rate of 4.08% and was paid in full at the end of the six-year term in April 2010. Another long-term note in the amount of $15.0 million had an interest rate of 4.39% and was paid in full at the end of the seven-year term in April 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during years 2014 through 2018. In November 2010, we borrowed $100.0 million under the shelf arrangement, for which the aggregate long-term notes have an interest rate 4.0% and are due in equal annual installments of $20.0 million during years 2017 through 2021.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. Repayments are due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during the nine months ended May 31, 2011.

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

In January 2011, we signed a term loan agreement with the European Bank for Reconstruction and Development (EBRD), the proceeds of which were to be used solely to finance up to one-half of the purchase price of the shares of stock of Agri Point, which also took place in January 2011. In March 2011, we received a draw of $31.9 million under the agreement. The loan is for a term of seven years and bears interest at a variable rate based on the three-month LIBOR plus 2.1%. We have the option to fix the interest for periods of no less than one year on any interest payment date.

In June 2011, we entered into a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. The first series of $130.0 million has an interest rate of 4.08% and is due in June 2019. The second series of $160.0 million has an interest rate of 4.52% and is due in June 2021. The third series of $130.0 million has an interest rate of 4.67% and is due in June 2023. The fourth series of $80.0 million has an interest rate of 4.82% and is due in June 2026. Under the agreement, the Company may from time to time issue additional series of notes pursuant to the agreement, provided that the aggregate principal amount of all notes outstanding at any time may not exceed $1.5 billion.

Other Financing

During the nine months ended May 31, 2011 and 2010, changes in checks and drafts outstanding resulted in a decrease in cash flows of $8.0 million and an increase in cash flows of $18.9 million, respectively.

Distributions to noncontrolling interests for the nine months ended May 31, 2011 and 2010, were $8.1 million and $2.0 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. The patronage earnings from the fiscal year ended August 31, 2010, were distributed during the nine months ended May 31, 2011. The cash portion of this distribution, deemed by the Board of Directors to be 35%, was $141.5 million. During the nine months ended May 31, 2010, we distributed cash patronage of $153.9 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual pro-rata program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. The amount that each non-individual receives under the pro-rata program in any year is determined by multiplying the dollars available for pro-rata redemptions, if any that year, as determined by the Board of Directors, by a fraction, the numerator of which is the amount of patronage certificates eligible for redemption held by them, and the denominator of which is the sum of the patronage certificates eligible for redemption held by all eligible holders of patronage certificates that are not individuals. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2010, that will be distributed in cash in fiscal 2011, to be approximately $67.6 million, of which $56.6 million was redeemed in cash during the nine months ended May 31, 2011, compared to $17.0 million distributed in cash during the nine months ended May 31, 2010. We also redeemed $36.7 million of capital equity certificates during the nine months ended May 31, 2010, by issuing shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2011, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our preferred stock during the nine months ended May 31, 2011 and 2010, were $18.4 million and $17.1 million, respectively.

Our Preferred Stock is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010, have not materially changed during the nine months ended May 31, 2011.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $29.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of May 31, 2011.

Debt:

There is no material off balance sheet debt.

Cofina Financial:

As of May 31, 2011, loans receivable of $255.8 million were accounted for as sales when they were surrendered in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2010. Since August 31, 2010, notes payable have increased significantly primarily due to increased working capital needs resulting from higher commodity prices.

In June 2011, we entered into a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. The first series of $130.0 million has an interest rate of 4.08% and is due in June 2019. The second series of $160.0 million has an interest rate of 4.52% and is due in June 2021. The third series of $130.0 million has an interest rate of 4.67% and is due in June 2023. The fourth series of $80.0 million has an interest rate of 4.82% and is due in June 2026.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2010. There have been no changes to these policies during the nine months ended May 31, 2011.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2013.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2011, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Note Purchase Agreement between CHS Inc. and certain accredited investors dated as of June 9, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011)
10.2	Amendment No. 1 to Note Purchase Agreement (Series 2010-A) dated as of April 13, 2011 by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser
10.3	Amendment No. 5 to Note Purchase Agreement (Series 2008-A) dated as of April 13, 2011, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser
10.4	Amendment No. 2 to Note Purchase Agreement (Series 2010-A) dated as of June 17, 2011 by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

July 8, 2011

/s/  David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer